Form 10-Q
period 2010-03-31
Chatham Lodging Trust
filed 2010-05-20
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34693

CHATHAM LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-1200777 (I.R.S. Employer Identification No.)

50 Cocoaut Row, Suite 200
Palm Beach, FL (Address of Principal Executive Offices)	33480 (Zip Code)
(561) 802-4477
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     * The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on April 15, 2010.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2010

Common Shares of Beneficial Interest ($0.01 par value per share)	9,165,000

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
     Chatham Lodging Trust (the “Company”) completed its initial public offering of its common shares of beneficial interest (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at a price per share of $20.00 and generated gross proceeds of $172.5 million. The aggregate proceeds to the Company, net of underwriters’ discounts and commissions and other offering costs, were approximately $158.4 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds to the Company of $10 million.
     The financial statement covered in this report represents the financial condition of the Company prior to the consummation of the IPO. Due to the timing of the IPO and the formation transactions, the results of operations discussion set forth in this document is not necessarily indicative of future operating results of Chatham Lodging Trust as a publicly-held company. The information provided only reflects the financial condition of the Company as of March 31, 2010 and December 31, 2009.
     On April 23, 2010, wholly owned subsidiaries of the Company completed the acquisition of six hotel properties (the “Initial Acquisition Hotels”) from wholly owned subsidiaries of RLJ Development, LLC for an aggregate purchase price of $73.5 million, plus customary pro-rated amounts and closing costs. Each of the Initial Acquisition Hotels operates under the Homewood Suites by Hilton® brand. The Initial Acquisition Hotels contain an aggregate of 813 suites and are located in the major metropolitan statistical areas of Boston, Massachusetts; Minneapolis, Minnesota; Nashville, Tennessee; Dallas, Texas; Hartford, Connecticut and Orlando, Florida. The Company acquired the Initial Acquisition Hotels using a portion of the IPO proceeds.
     On May 18, 2010, the Company signed an agreement to acquire four hotels, including a 133-room Residence Inn by Marriott® in White Plains, New York, a 120-room Hampton Inn & Suites® in Houston, Texas, a 105-room Courtyard by Marriott® in Altoona, Pennsylvania and an 86-room SpringHill Suites by Marriott® in Washington, Pennsylvania. The purchase and sale agreement for the hotels provides for an aggregate purchase price for the four properties of $61.0 million, including the assumption of approximately $12.5 million of debt collateralized by two of the properties.
     The agreement to acquire the new hotels is subject to completion of due diligence to occur within four weeks of signing of the agreement and the following closing conditions:
•	the closing of the purchase of the Courtyard and the SpringHill Suites may be extended up to an additional 45 days, pending lender approval of the Company’s assumption of the debt on those two properties; and
•	the closing of the purchase of the Residence Inn may be extended up to an additional 60 days and is subject to the seller’s right to withdraw the property from the acquisition portfolio, in exchange for payment of a breakage fee to the Company, if the seller does not receive lender consent to the sale. In the event that the Residence Inn is removed from the acquisition portfolio, the Company will have the option to purchase the Residence Inn for up to an additional year.

Chatham Lodging Trust
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash	$23,666	$23,666

Total assets	$23,666	$23,666

LIABILITIES AND SHAREHOLDER’S EQUITY
Due to related party	$13,666	$13,666

Total liabilities	13,666	13,666

Commitment and contingencies (See Note 1 and 2)

Shareholder’s equity:
Preferred shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2010	—	—
Common shares of beneficial interest, $0.01 par value, 500,000,000 shares authorized at March 31, 2010; 1,000 issued and outstanding; 1,000 shares authorized at December 31, 2009; 1,000 issued and outstanding	10	10

Additional paid-in capital	9,990	9,990

Total shareholder’s equity	10,000	10,000

Total liabilities and shareholder’s equity	$23,666	$23,666

The accompanying notes are an integral part of these financial statements.

CHATHAM LODGING TRUST
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)
1. Organization
     Chatham Lodging Trust (the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009 and intends to elect to qualify as a REIT for U.S. Federal Income Tax purposes beginning with its short taxable year ending December 31, 2010. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels. The Company formed Chatham Lodging, L.P. (the “Operating Partnership”) on November 18, 2009. The Company formed its taxable REIT subsidiary, Chatham TRS Holding, Inc. (the “TRS”), and its initial lessee subsidiary, Chatham Leaseco I, LLC (the “TRS Lessee”), on November 19, 2009. The TRS is wholly owned by the Operating Partnership and the TRS Lessee is wholly owned by the TRS.
     The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares of beneficial interest at a price per share of $20.00, generating gross proceeds of $172.5 million. The aggregate proceeds to the Company, net of underwriters’ discounts and commissions and other offering costs, were approximately $158.4 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds to the Company of $10 million.
     The Company had no operations prior to the consummation of the IPO. The Company is the sole general partner of the Operating Partnership and plans to conduct substantially all of its business through the Operating Partnership. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement to the Operating Partnership in exchange for partnership interests in the Operating Partnership.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). The balance sheets include all of the accounts of the Company and its wholly owned subsidiary. All intercompany profits, balances and transactions are eliminated in consolidation. Amounts as of December 31, 2009 included in the unaudited consolidated financial statement have been derived from the audited consolidated financial statement as of that date. The accompanying unaudited consolidated financial statement should be read in conjunction with the consolidated financial statement and notes thereto as of December 31, 2009 included in Amendment No. 7 to Form S-11 which was filed with the SEC on April 5, 2010.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
     Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Income Taxes
     The Company is currently subject to corporate federal and state income taxes. However, as of March 31, 2010 and December 31, 2009, the Company had no operating results subject to taxation.
     The Company intends to elect to be taxed as a REIT for federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates, and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
     The Company plans to lease its hotels to the TRS Lessee and other lessee subsidiaries of the TRS that it may form in the future. The TRS is subject to federal and state income taxes and the Company will account for taxes, where applicable, using the asset and liability method which recognizes deferred tax assets and liabilities arising from differences between financial statement carrying amounts and income tax bases.
     Organizational and Offering Costs
     The Company expenses organizational costs as incurred and offering costs, which include selling commissions, will be deferred and charged to shareholder’s equity.
     Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that made the FASB Accounting Standards Codification (the “Codification”) the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following the issuance of this accounting standard, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“Updates”). The FASB will not consider Updates as authoritative in their own right. Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The adoption of this standard did not have a material impact on our financial statement.
     In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities, which requires enterprises to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company had no VIEs as of March 31, 2010, but expects the new guidance to be applicable to subsequent acquisitions.

3. Shareholder’s Equity
     Under the initial Declaration of Trust of the Company, the total number of shares initially authorized for issuance was 1,000 common shares. The Board of Trustees may amend the Declaration of Trust to increase or decrease the number of authorized shares. On October 30, 2009, the Company issued the sole shareholder of the Company 1,000 common shares at $10.00 per share.
     Effective March 31, 2010, the Company’s Declaration of Trust was amended and restated to authorize the issuance of 500,000,000 common shares and 100,000,000 preferred shares. On April 21, 2010, the Company completed its IPO. The Company sold 8,625,000 of its common shares to the public at a price of $20.00 per share. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act, the Company sold 500,000 of its common shares to Mr. Fisher. Following the closing of the IPO, the Company repurchased the 1,000 common shares issued to Mr. Fisher in October 2009 at his cost of $10.00 per share. No preferred shares are outstanding.
4. Related Party Transactions
     Mr. Fisher has advanced $13,666 to the Company which is accounted for as a due to related party on the accompanying balance sheets.
     Jeffrey H. Fisher owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. The Company may enter into hotel management agreements with IHM in the future to manage certain acquired hotels.
5. Subsequent Events
     On April 9, 2010, the sole shareholder of the Company approved the Company’s Equity Incentive Plan (the “Equity Incentive Plan”) to attract and retain independent trustees, executive officers and other key employees and service providers. The Equity Incentive Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards, including grants of restricted common shares and long-term incentive plan units (“LTIP Units”). The Equity Incentive Plan is administered by the Compensation Committee of the Company’s board of trustees (the “Compensation Committee”), who has the ability to approve all terms of awards under the Equity Incentive Plan. The Compensation Committee also may approve who will receive grants under the Equity Incentive Plan and the number of common shares subject to the grant.
     The number of common shares authorized for issuance under the Equity Incentive Plan is 565,359. In connection with share splits, dividends, recapitalizations and certain other events, the Company’s board of trustees will make adjustments that it deems appropriate in the aggregate number of common shares that may be issued under the Equity Incentive Plan and the terms of outstanding awards. On April 26, 2010, the Company issued 40,000 restricted common shares to its independent trustees pursuant to its Equity Incentive Plan.
     Subsequent to the IPO, on April 23, 2010, the Company granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which will be accounted for in accordance with Codification Topic (“ASC”) 718, “Stock Compensation”. Once the LTIP Units have achieved parity and are vested, they may be converted into units of limited partnership interest in the Operating Partnership (“OP Units”) which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for an equivalent number of the Company’s common shares. The LTIP Units granted to the Company’s executive officers will vest and be recognized as expense ratably over a five-year period, beginning on the date of grant.
     On April 23, 2010, wholly owned subsidiaries of the Company completed the acquisition of six hotel properties (the “Initial Acquisition Hotels”) from wholly owned subsidiaries of RLJ Development, LLC for an aggregate purchase price of $73.5 million, plus customary pro-rated amounts and closing costs. Each of the Initial Acquisition Hotels operates under the Homewood Suites by Hilton® brand. The Initial Acquisition Hotels contain an aggregate of 813 suites and are located in the major metropolitan statistical areas of Boston, Massachusetts; Minneapolis, Minnesota; Nashville, Tennessee; Dallas, Texas;

Hartford, Connecticut and Orlando, Florida. The Company funded the acquisition of the Initial Acquisition Hotels from proceeds of the IPO.
     The Company used approximately $3.2 million of the net proceeds of the IPO and the concurrent private placement to reimburse Mr. Fisher for out-of-pocket expenses Mr. Fisher incurred in connection with the Company’s formation and the IPO, including $2.5 million Mr. Fisher funded as earnest money deposits for the Company’s purchase of the Initial Acquisition Hotels.
     Initial Acquisition Hotels Management Agreements
     The Initial Acquisition Hotels will be managed by Promus Hotels, Inc. (the “Manager”), a subsidiary of Hilton Worldwide (“Hilton”). The TRS Lessee assumed each of the existing hotel management agreements (collectively, the “Hotel Management Agreements”) for the Initial Acquisition Hotels. Each of the Hotel Management Agreements became effective on December 20, 2000, has an initial term of 15 years and may be renewed for an additional five-year period at the manager’s option by written notice to the Company no later than 120 days prior to the expiration of the initial term.
     Under the Hotel Management Agreements, the Manager receives a base management fee equal to 2% of the hotel’s gross room revenue and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income, less fixed costs, base management fees, agreed-upon return on the owner’s original investment and debt service payments.
     Subject to certain limitations, the Hotel Management Agreements may be terminated as follows: (1) upon casualty or condemnation of the hotel or the occurrence of certain events of default that occur and continue beyond any applicable grace period, upon notice to the defaulting party; (2) by the Company, without payment of any termination fee to the Manager, as a result of the failure of the hotel to meet certain market and financial performance thresholds over a period of two consecutive years; (3) by the Manager, upon a change of control, if the new owner does not receive a Homewood Suites by Hilton® license agreement for the operation of the hotel; or (4) by the Company, upon a change of control, with payment of a termination fee to the Manager, or without payment of a termination fee where the new owner assumes the existing management agreement and obtains a Homewood Suites franchise agreement for the operation of the hotel.
     Following the assumption of the Hotel Management Agreements by the TRS Lessee, the Hotel Management Agreements were amended to provide that beginning on the third anniversary of the closing of the purchase of the Initial Acquisition Hotels, the Company may terminate the Hotel Management Agreements upon six months’ notice to the Manager without payment of any termination fee to the Manager.
     Initial Acquisition Hotels Franchise Agreements
     Following the Company’s acquisition of the Initial Acquisition Hotels, the TRS Lessee entered into new hotel franchise agreements with the Manager. Each of the new hotel franchise agreements has an initial term of 15 years. The hotel franchise agreements for each of the Initial Acquisition Hotels provide for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The franchise agreements generally have no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements.
     Agreement to Purchase New Hotel Properties
     On May 18, 2010, the Company signed an agreement to acquire four hotels, including a 133-room Residence Inn by Marriott® in White Plains, New York, a 120-room Hampton Inn & Suites® in Houston, Texas, a 105-room Courtyard by Marriott® in Altoona, Pennsylvania and an 86-room SpringHill Suites by Marriott® in Washington, Pennsylvania. The purchase and sale agreement for the hotels provides for an aggregate purchase price for the four properties of $61.0 million, including the assumption of approximately $12.5 million of debt collateralized by two of the properties.
     The agreement to acquire the new hotels is subject to completion of due diligence to occur within four weeks of signing of the agreement and the following closing conditions:
•	the closing of the purchase of the Courtyard and the SpringHill Suites may be extended up to an additional 45 days, pending lender approval of the Company’s assumption of the debt on those two properties; and
•	the closing of the purchase of the Residence Inn may be extended up to an additional 60 days and is subject to the seller’s right to withdraw the property from the acquisition portfolio, in exchange for payment of a breakage fee to the Company, if the seller does not receive lender consent to the sale. In the event that the Residence Inn is removed from the acquisition portfolio, the Company will have the option to purchase the Residence Inn for up to an additional year.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     The following discussion and analysis should be read in conjunction with our consolidated financial statement and related notes included elsewhere in this report.
Statement Regarding Forward-Looking Information
     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from offerings of our common shares, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission (“SEC”).
Overview
     We are a self-advised hotel investment company organized in October 2009 to invest in premium-branded upscale extended-stay and select-service hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay category, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott® and Summerfield Suites by Hyatt®. Upscale extended-stay hotels typically have the following characteristics:
•	their principal customer base includes business travelers who are on extended assignments and corporate relocations;
•	their services and amenities include complimentary breakfast and evening hospitality hour, high-speed internet access, in-room movie channels, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services and an on-site maintenance staff; and
•	their physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities.
     We also intend to invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®. The service and amenity offerings of these hotels typically include complimentary breakfast, high-speed internet access, local calls, in-room movie channels and daily linen and room cleaning service. We intend to invest primarily in hotels in the 25 largest metropolitan markets in the United States. As a newly formed company with no business activity to date, we have no operating history and only nominal assets, consisting of cash contributed in connection with our formation.
     We intend to elect to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes.
     In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate the hotels that we acquire. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries will lease our hotel properties to lessee subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary, who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees will be treated as a taxable REIT subsidiary for federal income tax purposes and will be evaluated for consolidation within our financial statements for accounting purposes. However, since we will control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis will be from the operations of our hotels. The earnings of the TRS Lessees will be subject to taxation as regular C corporations, as defined in the Code, reducing the TRS Lessees’ ability to pay dividends, and therefore our funds from operations and the cash available for distribution to our shareholders.
     As of March 31, 2010, we were in the development stage and had not begun operations.
Liquidity and Capital Resources
     We intend to limit the outstanding principal amount of our consolidated indebtedness to not more than 35% of the investment in our hotel properties at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges), measured at the time the debt is incurred, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our board of trustees may modify or eliminate this policy at any time without the approval of our shareholders. Following completion of our initial public offering (the “IPO”) and concurrent private placement, and following our purchase of the hotel properties described in Note 5 to our financial statements, we expect to have approximately $42 million of cash available to fund additional investments in hotel properties.
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under an anticipated revolving credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements through the cash we will have available from our IPO and subsequent borrowings, and we expect to fund other investments in hotel properties and scheduled debt maturities through long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.
     We plan to arrange and utilize a revolving credit facility that we anticipate will be in place following the full investment of the net proceeds of the IPO. This facility, which we expect will be secured by hotel properties we acquire and other assets, will be used for general corporate purposes. We intend to repay indebtedness incurred under our credit facility from time to time out of cash flow and from the net proceeds of issuances of additional equity and debt securities. No assurances can be given that we will obtain such a credit facility or, if we do, what the amount and terms will be. Our failure to obtain such a facility on favorable terms could adversely impact our ability to execute our business strategy. In the future, we may seek to increase the amount of our credit facility, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.
     We intend to invest in hotel properties only as suitable opportunities arise. In the near term, we intend to fund future investments in properties with the net proceeds of our IPO and the concurrent private placement. In the longer term, we intend to finance our investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in the Operating Partnership or other securities or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access additional capital through issuances of equity securities.
Results of Operations
     As of March 31, 2010, operations had not commenced because we were in our developmental stage. We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the SEC.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2010.

Contractual Obligations
     On May 18, 2010, we signed an agreement to acquire four hotels, including a 133-room Residence Inn by Marriott® in White Plains, New York, a 120-room Hampton Inn & Suites® in Houston, Texas, a 105-room Courtyard by Marriott® in Altoona, Pennsylvania and an 86-room SpringHill Suites by Marriott® in Washington, Pennsylvania. The purchase and sale agreement for the hotels provides for an aggregate purchase price for the four properties of $61.0 million, including the assumption of approximately $12.5 million of debt collateralized by two of the properties. We will fund the purchase of the four new hotels from the proceeds of our IPO.
     The acquisition of the new hotels is expected to close within four weeks of the date of the purchase and sale agreement, subject to completion of due diligence and the following closing conditions:
•	the closing of the purchase of the Courtyard and the SpringHill Suites may be extended up to an additional 45 days, pending lender approval of our assumption of the debt on those two properties; and
•	the closing of the purchase of the Residence Inn may be extended up to an additional 60 days and is subject to the seller’s right to withdraw the property from the acquisition portfolio, in exchange for the payment to us of a breakage fee, if the seller does not receive lender consent to the sale. In the event that the Residence Inn is removed from the acquisition portfolio, we will have the option to purchase the Residence Inn for up to an additional year.
Because the acquisition of the new hotels is subject to the above conditions, we can give no assurance that the transaction will be consummated during the expected time period, or at all.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     We may be exposed to interest rate changes primarily as a result of our assumption of long-term debt in connection with our acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With respect to variable rate financing, we will assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Item 4T.	Controls and Procedures.
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     The Company is not involved in any litigation nor, to its knowledge, is any litigation threatened against it.

Item 1A.	Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Amendment No. 7 to the Company’s Registration Statement on Form S-11 filed with the SEC on April 5, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     In connection with its formation and initial capitalization, on October 30, 2009, the Company issued 1,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, for $10.00 per share.
     Concurrently with the closing of the IPO in a separate private placement pursuant to Regulation D under the Securities Act, the Company sold 500,000 of its common shares to Jeffrey H. Fisher at the public offering price of $20.00 per share.

     On April 26, 2010, the Company issued 40,000 restricted common shares to its independent trustees pursuant to its Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other information.
     None.

Item 6.	Exhibits.
     The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST
Dated: May 20, 2010	/s/ Jeffrey H. Fisher
Jeffrey H. Fisher
Chairman, President and Chief Executive Officer

Exhibit Index

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002