Form 10-Q
period 2010-06-30
Chatham Lodging Trust
filed 2010-08-13
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-34693

CHATHAM LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Cocoanut Row, Suite 216
Palm Beach, Florida	33480
(Address of Principal Executive Offices)	(Zip Code)
(561) 802-4477
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     * The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on April 15, 2010.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Shares of Beneficial Interest ($0.01 par value per share)	9,201,550

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Investment in hotel properties, net	$73,132	$—
Cash and cash equivalents	98,700	24
Restricted cash	2,500	—
Hotel receivables (net of allowance for doubtful accounts of approximately $4 and $0, respectively)	699	—
Deferred costs, net	567	—
Prepaid expenses and other assets	157	—

Total assets	$175,755	$24

Liabilities and Equity:
Accounts payable and accrued expenses	$2,086	$14
Accrued underwriter fees	5,175	—
Advance deposits	59	—

Total liabilities	7,320	14

Commitments and contingencies

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2010	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 9,201,550 and 1,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	92	—
Additional paid-in capital	170,240	10
Unearned compensation	(1,404)	—
Retained deficit	(642)	—

Total shareholders’ equity	168,286	10

Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	149	—

Total equity	168,435	10

Total liabilities and equity	$175,755	$24

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended	For the six months ended
	June 30,	June 30,
	2010	2010
Revenues:
Hotel operating revenues:
Room	$4,544	$4,544
Other operating	114	114

Total hotel operating revenues	4,658	4,658

Total revenues	4,658	4,658

Expenses:
Hotel operating expenses:
Room	1,070	1,070
Other operating	1,595	1,595

Total hotel operating expenses	2,665	2,665
Depreciation and amortization	402	402
Real estate and personal property taxes	247	247
General and administrative .	972	972
Acquisition transaction costs .	1,005	1,005

Total operating expenses	5,291	5,291

Operating loss	(633)	(633)
Interest income	38	38

Loss before income tax expense	(595)	(595)
Income tax expense	(47)	(47)

Net loss attributable to common shareholders	$(642)	$(642)

Earnings per Common Share — Basic:
Net loss attributable to common shareholders	$(0.09)	$(0.18)

Earnings per Common Share — Diluted:
Net loss attributable to common shareholders	$(0.09)	$(0.18)

Weighted average number of common shares outstanding:
Basic	7,119,725	3,580,028
Diluted	7,119,725	3,580,028
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share data)
(unaudited)

							Noncontrolling
			Additional			Total	Interest in
	Common Shares		Paid-In	Unearned	Retained	Shareholders’	Operating	Total
	Shares	Amount	Capital	Compensation	Deficit	Equity	Partnership	Equity
Balance, December 31, 2009	1,000	$—	$10	$—	$—	$10	$—	$10
Issuance of shares, net of offering costs of $13,646	9,125,000	91	168,762	—	—	168,853	—	168,853
Repurchase of common shares	(1,000)	—	(10)	—	—	(10)	—	(10)
Issuance of restricted shares	76,550	1	1,478	(1,479)	—	—	—	—
Amortization of share based compensation	—	—	—	75	—	75	149	224
Net loss	—	—	—	—	(642)	(642)	—	(642)

Balance, June 30, 2010	9,201,550	$92	$170,240	$(1,404)	$(642)	$168,286	$149	$168,435

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

For the six months ended
June 30, 2010
Cash flows from operating activities:
Net Loss	$(642)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	397
Amortization of deferred franchise costs	5
Share based compensation	224
Changes in assets and liabilities:
Hotel receivables	(699)
Deferred costs	(572)
Prepaid expenses and other assets	(157)
Accounts payable and accrued expenses	2,047
Advance deposits	59

Net cash provided by operating activities	662

Cash flows from investing activities:
Improvements and additions to hotel properties	(15)
Acquisition of hotel properties	(73,514)
Restricted cash	(2,500)

Net cash used in investing activities	(76,029)

Cash flows from financing activities:
Proceeds from issuance of common shares	182,489
Payment of common offering costs	(8,446)

Net cash provided by financing activities	174,043

Net change in cash and cash equivalents	98,676
Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$98,700

Supplemental disclosure of non-cash financing information:
     The company has accrued underwriter fees and offering costs of $5,200.
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(unaudited)
1. Organization
     Chatham Lodging Trust (the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009 and intends to elect to qualify as a REIT for U.S. Federal Income Tax purposes beginning with its short taxable year ending December 31, 2010. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels. The Company formed Chatham Lodging, L.P. (the “Operating Partnership”) on November 18, 2009. The Company formed its taxable REIT subsidiary, Chatham TRS Holding, Inc. (the “TRS”) on November 19, 2009. The TRS is wholly owned by the Operating Partnership.
     The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at a $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs paid or payable to third parties as of June 30, 2010, were approximately $158.9 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds to the Company of $10 million.
     As of June 30, 2010, the Company owned 6 hotels with an aggregate of 813 rooms located in 6 states. Each hotel is leased to a wholly-owned subsidiary of the TRS under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The TRS leases expire on June 22, 2015. Lease revenue from the TRS and its wholly-owned subsidiaries is eliminated in consolidation. A third-party hotel operator manages each hotel under a hotel management agreement.
     The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement to the Operating Partnership in exchange for partnership interests in the Operating Partnership. Substantially all of the Company’s assets are held by and all of its operations are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and currently owns 100% of the units of the limited partnership interest in the Operating Partnership at June 30, 2010. As discussed in Note 7 — Equity Incentive Plan, certain of the Company’s executive officers hold unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on the accompanying consolidated balance sheet.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statement of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors.
     The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. Amounts included in the unaudited consolidated balance sheet as of December 31, 2009 have been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated balance sheet and notes thereto as of December 31, 2009 included in Amendment No. 7 to Form S-11, which was filed with the SEC on April 5, 2010.

     Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     Investment in Hotel Properties
     The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.
     The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, 40 years for buildings, 15 years for building improvements, seven years for land improvements and three to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.
     The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. The Company does not believe that there currently are any facts or circumstances indicating impairment in the carrying value of any of its hotel properties.
     The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed significant nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of June 30, 2010, the Company had no hotel properties held for sale.
     Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Restricted Cash
     Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions currently under contract.
     Hotel Receivables
     Accounts receivable consists of amounts owed by guests staying at our hotels at quarter end and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable receivable losses.
     Deferred Costs
     Deferred costs consist of franchise agreement fees for the Company’s hotels. These fees are recorded at cost and amortized over a straight-line basis over the 15-year term of the franchise agreements. Amortization expense was $5 thousand and $5 thousand for the periods presented.
     Prepaid Expenses and Other Assets
     The Company’s prepaid expenses and other assets consist of prepaid insurance and deposits.
     Revenue Recognition
     Revenues from hotel operations are recognized when rooms are occupied and when services are provided. Revenues consist of amounts derived from hotel operations, including sales from room, meeting room, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues) in the accompanying consolidated statements of operations.
     Share-Based Compensation
     The Company measures compensation expense for the restricted share awards based upon the fair market value of its common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company will pay dividends on nonvested restricted shares.
     Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) available for common shareholders, adjusted for dividends on unvested share grants, by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders, adjusted for dividends on unvested share grants, by the weighted average number of common shares outstanding plus potentially dilutive securities such as share grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during the period. The Company’s restricted share awards and long-term incentive plan units are entitled to receive dividends, if declared. The rights to dividends declared are non-forfeitable, and therefore, the unvested restricted shares and long-term incentive plan units qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to the unvested restricted shares is based on the proportion of the weighted average unvested restricted shares outstanding to the total of the basic weighted average common shares outstanding and the weighted average unvested restricted shares outstanding. Basic EPS is then computed by dividing income less earnings allocable to unvested restricted shares by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the effect of potentially dilutive securities. Because the Company reported a net loss for the period, no allocation was made to the unvested restricted shares or the long-term incentive plan units.
     Income Taxes
     The Company is currently subject to corporate federal and state income taxes. Prior to April 21, 2010, the Company had no operating results subject to taxation.

     The Company intends to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates, and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
     The Company leases its hotels to lessee subsidiaries of the TRS. The TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.
     Organizational and Offering Costs
     The Company expenses organizational costs as incurred and offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity.
     Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board issued amended guidance related to the consolidation of variable-interest entities, which requires enterprises to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has appropriately consolidated all of the results of operations of the six owned hotels at June 30, 2010.
3. Acquisition of Hotel Properties
     Acquisition of Hotel Properties
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
     Initial Acquisition Hotels Management Agreements
     The Initial Acquisition Hotels are managed by Homewood Suites Management LLC (the “IAH Manager”), a subsidiary of Hilton Worldwide Inc. (“Hilton”). A lessee subsidiary of the TRS assumed each of the existing hotel management agreements (collectively, the “Hotel Management Agreements”) for the Initial Acquisition Hotels. Each Hotel Management Agreement previously became effective on December 20, 2000, has an initial term of 15 years and is renewable for an additional five-year period at the IAH Manager’s option by written notice to the Company no later than 120 days prior to the expiration of the initial term.

     Under the Hotel Management Agreements, the IAH Manager receives a base management fee equal to 2% of the hotel’s gross room revenue and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income, less fixed costs, base management fees, agreed-upon return on the owner’s original investment and debt service payments. The base management fee expense for the three and six months ended June 30, 2010 was $93 thousand. There was no incentive management fee expense for these periods.
     Subject to certain limitations, the Hotel Management Agreements may be terminated as follows: (1) upon casualty or condemnation of the hotel or the occurrence of certain events of default that occur and continue beyond any applicable grace period, upon notice to the defaulting party; (2) by the Company, without payment of any termination fee to the IAH Manager, as a result of the failure of the hotel to meet certain market and financial performance thresholds over a period of two consecutive years; (3) by the IAH Manager, upon a change of control, if the new owner does not receive a Homewood Suites by Hilton® license agreement for the operation of the hotel; or (4) by the Company, upon a change of control, with payment of a termination fee to the IAH Manager, or without payment of a termination fee where the new owner assumes the existing management agreement and obtains a Homewood Suites franchise agreement for the operation of the hotel.
     Following the assumption of the Hotel Management Agreements, the Hotel Management Agreements were amended to provide that beginning on the third anniversary of the closing of the purchase of the Initial Acquisition Hotels, the Company may terminate the Hotel Management Agreements upon six months’ notice to the IAH Manager without payment of any termination fee to the IAH Manager.
     Initial Acquisition Hotels Franchise Agreements
     Upon acquisition of the Initial Acquisition Hotels, the lessee subsidiary of the TRS entered into hotel franchise agreements with the Homewood Suites Franchise LLC. Each hotel franchise agreement has an initial term of 15 years. The hotel franchise agreements provide for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The franchise agreements generally have no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements. Franchise fees were $343 thousand and $343 thousand for the periods presented.
     Initial Acquisition Hotels Purchase Price Allocation
     The allocation of the purchase price to the Initial Acquisition Hotels, based on their fair value, were as follows (in thousands):

			Homewood		Homewood
	Homewood	Homewood	Suites	Homewood	Suites	Homewood
	Suites	Suites	Minneapolis	Suites	Dallas	Suites
	Orlando	Boston	Mall of America	Nashville	Market Center	Hartford
	Maitland, FL	Billerica, MA	Bloomington, MN	Brentwood, TN	Dallas, TX	Farmington, CT	Total

Acquistion date	04/23/10	04/23/10	04/23/10	04/23/10	04/23/10	04/23/10
Land	$1,800	$1,470	$3,500	$1,525	$2,500	$1,325	$12,120
Building and improvements	7,200	10,555	13,960	9,300	7,583	9,375	57,973
Furniture, fixtures and equipment	500	525	554	425	617	800	3,421
Cash	5	5	5	5	5	5	30
Accounts receivable, net	65	60	63	54	70	67	379
Prepaid expenses and other assets	9	12	2	1	2	5	31
Accounts payable and accrued expenses	(79)	(77)	(70)	(60)	(77)	(77)	(440)

Net assets acquired	$9,500	$12,550	$18,014	$11,250	$10,700	$11,500	$73,514

     The following revenues and net income from the Initial Acquisition Hotels are included in the consolidated statements of operations for the three and six months ended June 30, 2010 (in thousands):

	For the
	three and six months ended
	June 30, 2010
		Net
Hotel	Revenue	Income

Homewood Suites Orlando — Maitland, FL	$702	$6
Homewood Suites Boston — Billerica, MA	916	64
Homewood Suites Minneapolis — Mall of America, Bloomington, MN	982	82
Homewood Suites Nashville — Brentwood, TN	737	52
Homewood Suites Dallas — Market Center, Dallas, TX	639	15
Homewood Suites Hartford — Farmington, CT	682	46

Total	$4,658	$265

     Initial Acquisition Hotels — Pro Forma Financial Information
     The following condensed pro forma financial information presents the results of operations as if the acquisition of the Initial Acquisition Hotels had taken place on January 1, 2010. Since the Company commenced operations on April 21, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expense and income taxes for the periods presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2010, nor does it purport to represent the results of operations for future periods (in thousands).

For the six months ended
June 30, 2010
Pro forma total revenues	$11,461
Pro forma total hotel expense	9,485
Pro forma total operating expenses	12,008

Pro forma operating loss	(547)

Pro forma net loss	$(612)

Pro forma net loss per share:
Basic and diluted	$(0.07)
4. Investment in Hotel Properties
     Investment in hotel properties as of June 30, 2010, consisted of the following (in thousands):

June 30, 2010
Land and improvements	$12,120
Building and improvements	57,973
Furniture, fixtures and equipment	3,421

73,514
Less accumulated depreciation	(397)
Work in process	15

Investment in hotel properties, net	$73,132

5. Earnings Per Share
     The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except per share data):

	For the three months ended	For the six months ended
	June 30,	June 30,
	2010	2010
Numerator:
Net loss attributable to common shareholders	$(642)	$(642)
Dividends paid on unvested restricted shares	—	—
Undistributed earnings attributable to unvested restricted shares	—	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(642)	$(642)

Denominator:
Weighted average number of common shares — basic	7,119,725	3,580,028
Effect of dilutive securities:
Unvested restricted shares	—	—
Compensation-related shares	—	—

Weighted average number of common shares — diluted	7,119,725	3,580,028

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.09)	$(0.18)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.09)	$(0.18)

6. Shareholders’ Equity
     Under the initial Declaration of Trust of the Company, the total number of shares initially authorized for issuance was 1,000 common shares. On October 30, 2009, the Company issued the sole shareholder of the Company 1,000 common shares at $10.00 per share.
     Effective March 31, 2010, the Company’s Declaration of Trust was amended and restated to authorize the issuance of 500,000,000 common shares and 100,000,000 preferred shares. On April 21, 2010, the Company completed its IPO. The IPO resulted in the sale of 8,625,000 common shares at a $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.9 million. Underwriting discounts and offering costs of $13.6 million have been recorded as a reduction in additional paid-in capital. This includes unpaid accrued underwriters’ commission of $5.2 million which, in accordance with the underwriting agreement entered into in connection with the IPO, is payable once the Company invests at least 85% of the net proceeds from the offering in hotel properties. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds to the Company of $10 million. Following the close of the IPO, the Company repurchased the 1,000 shares issued to Mr. Fisher in October 2009 at his cost of $10.00 per share. There were no preferred shares issued or outstanding as of June 30, 2010.
7. Equity Incentive Plan
     On April 9, 2010, the Company’s sole shareholder approved the Equity Incentive Plan (the “Equity Incentive Plan”) to attract and retain independent trustees, executive officers and other key employees and service providers. The Equity Incentive Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards, including grants of restricted common shares and long-term incentive plan units (“LTIP Units”). Share awards under this plan generally vest over a period of three to five years based on continued employment. The Equity Incentive Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), who has the ability to approve all terms of awards under the Equity Incentive Plan. The Compensation Committee also has the ability to approve who will receive grants under the Equity Incentive Plan and the number of common shares subject to the grant. The Equity Incentive Plan is scheduled to terminate on April 8, 2020.
     The number of common shares authorized for issuance under the Equity Incentive Plan is 565,359. In connection with share splits, dividends, recapitalizations and certain other events, the Company’s Board of Trustees will make adjustments that it deems appropriate in the aggregate number of common shares that may be issued under the Equity Incentive Plan and the terms of outstanding awards. On April 21, 2010, the Company’s Operating Partnership granted 246,960 long-term incentive plan units to the Company’s executive officers pursuant to the Equity Incentive Plan. In addition, on April 26, 2010 and May 20, 2010, the Company issued 40,000 and 36,550 restricted common shares to the Company’s Independent Trustees and executive officers, respectively, pursuant to the Equity Incentive Plan. As of June 30, 2010, there were 241,849 common shares available for future grant under the Equity Incentive Plan.
     Restricted Share Awards
     The Company measures compensation expense for restricted share awards based upon the fair market value of its common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company will pay dividends on nonvested restricted shares.
     A summary of the Company’s restricted share awards for the six months ended June 30, 2010 is as follows:

Weighted -
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	76,550	19.31
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2010	76,550	$19.31

     As of June 30, 2010 and December 31, 2009, there were $1.4 million and zero, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2010, these costs were expected to be recognized over a weighted—average period of approximately 2.9 years. For each of the three and six months ended June 30, 2010, the Company recognized approximately $75 thousand in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

     Long-Term Incentive Plan Units
     Long-Term Incentive Plan units (“LTIP Units”) are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP Unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company will not receive a tax deduction for the value of any LTIP Units granted to employees. LTIP Units, whether vested or not, will receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP Units have a capital account balance of zero, and will not have full parity with common Operating Partnership units with respect to liquidating distributions. The Operating Partnership will revalue its assets upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP Units may be converted, at any time, into an equal number of common units of limited partnership interest in the Operating Partnership (“OP Units”), which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for an equivalent number of the Company’s common shares.
     On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with Codification Topic (“ASC”) 718, “Stock Compensation”. The LTIP Units granted to the Company’s executive officers vest ratably over a five-year period beginning on the date of grant.
     The LTIP Units’ fair value was determined by using a discounted value approach. The LTIP Units were valued at $15.18 on the grant date. In determining the discounted value of the LTIP Units, the Company considered the inherent uncertainty that the LTIP Units would never reach parity with the other OP Units and thus have an economic value of zero to the grantee. Additional factors considered in reaching the assumptions of uncertainty included discounts for illiquidity; expectations for future dividends; no operating history as of the date of the grant; significant dependency on the efforts and services of our executive officers and other key members of management to implement the Company’s business plan; available acquisition opportunities; and economic environment and conditions. The Company used an expected stabilized dividend yield of 5.0% and a risk free interest rate of 2.33% based on a five-year U.S. Treasury yield.
     The Company recorded $149 thousand in compensation expense related to the LTIP Units for the three and six months ended June 30, 2010. As of June 30, 2010, there was $3.6 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over the weighted average of 4.8 years which represents the average remaining vesting period of the LTIP Units. As of June 30, 2010, none of the LTIP Units have reached parity.
8. Commitments and Contingencies
     Litigation
     The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened.
9. Related Party Transactions
     The Company paid $3.2 million to reimburse Mr. Fisher for expenses he incurred in connection with the Company’s formation and the IPO, including $2.5 million he funded as earnest money deposits for the Company’s purchase of the Initial Acquisition Hotels. Mr. Fisher had also advanced $14 thousand to the Company which was included in accounts payable and accrued expenses on the accompanying balance sheet as of December 31, 2009 which was reimbursed following the close of the IPO.
     Mr. Fisher owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. Subsequent to June 30, 2010, the Company entered into hotel management agreements with IHM to manage certain of its hotels.

10. Subsequent Events
     On May 18, 2010, the Company signed an agreement to acquire four hotels, including a 133-room Residence Inn by Marriott® in White Plains, New York, a 120-room Hampton Inn & Suites® in Houston, Texas, a 105-room Courtyard by Marriott® in Altoona, Pennsylvania and an 86-room SpringHill Suites by Marriott® in Washington, Pennsylvania. The purchase and sale agreement for the hotels provides for an aggregate purchase price of $61.0 million, including assumption of approximately $12.5 million of debt collateralized by two of the properties.
     On July 2, 2010, the Company acquired the first of these four hotels, the Hampton Inn & Suites® Houston-Medical Center in Houston, Texas for $16.5 million, plus customary pro-rated amounts and closing costs, from Moody National 1715 OST Houston S, LLC. The hotel will be managed by IHM pursuant to a 5-year management agreement. The acquisition of the remaining three hotels in this portfolio is subject to completion of due diligence and to the following closing conditions:
•	The closing of the purchase of the Courtyard and the SpringHill Suites is subject to lender approval of the Company’s assumption of debt on those two properties. The Company has received such lender approval subject to the completion of final documentation and expects to close the acquisition of these hotels on or before August 17, 2010; and
•	The closing of the purchase of the Residence Inn is subject to the seller’s right to withdraw the property from the acquisition portfolio, in exchange for payment of a breakage fee to the Company, if the seller is unable to receive lender consent to the sale. In the event that the Residence Inn is removed from the acquisition portfolio, the Company has the option to purchase the Residence Inn for up to an additional year.
     On August 3, 2010, the Company acquired the 124-room Residence Inn by Marriott® — Long Island Holtsville on Long Island, New York for $21.3 million, plus customary pro-rated amounts and closing costs, from Holtsville Hotel Group, LLC and FB Holtsville Utility LLC. The hotel will be managed by IHM pursuant to a 5-year management agreement.
     On August 6, 2010, the Company entered into an agreement to acquire the Residence Inn by Marriott® — New Rochelle in New Rochelle, New York for $21 million. The acquisition of the New Rochelle hotel is expected to close within 45 days of the date of the purchase agreement, subject to satisfactory completion of due diligence and customary closing conditions.
     On August 10, 2010, the Company signed a non-binding letter of intent with a group of lenders to provide commitments for an $85 million senior secured credit facility. We expect to use this credit facility to fund acquisitions, for property improvements and for general corporate purposes.

     The allocation of the purchase price to the hotels acquired after June 30, 2010 is based on preliminary estimates of fair value as follows (in thousands):

	Hampton
	Inn & Suites	Residence
	Houston	Inn
	Medical Center	Holtsville
	Houston, TX	Long Island, NY	Total

Acquistion date	07/02/10	08/03/10

Land	$2,310	$2,982	$5,292
Building and improvements	13,530	17,466	30,996
Furniture, fixtures and equipment	660	852	1,512
Cash	2	2	4
Accounts receivable, net	15	29	44
Prepaid expenses and other assets	—	7	7
Accounts payable and accrued expenses	(18)	(38)	(56)

Net assets acquired	$16,499	$21,300	$37,799

     The following condensed pro forma financial information presents the results of operations as if the Hampton Inn & Suites® Houston-Medical Center in Houston, Texas and the Residence Inn by Marriott® — Long Island Holtsville on Long Island, New York acquisitions had taken place on January 1, 2010. Since the Company commenced operations on April 21, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expense and income taxes for the periods presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2010, nor does it purport to represent the results of operations for future periods (in thousands).

For the six months ended
June 30, 2010
Pro forma total revenues	$7,840
Pro forma total hotel expense	5,894
Pro forma total operating expenses	8,665

Pro forma operating loss	(825)

Pro forma net loss	$(866)

Pro forma net loss per share:
Basic and diluted	$(0.09)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Statement Regarding Forward-Looking Information
     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from offerings of our common shares, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission (“SEC”).
Overview
     We are a self-advised hotel investment company organized in October 2009. We raised gross proceeds of $172.5 million upon completion of our initial public offering of common shares (“IPO”) on April 21, 2010. We raised an additional $10 million through a private placement of our common shares with Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer. We had no operating assets on the date of our IPO.
     Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. Consistent with our investment strategy, on April 23, 2010, two days after the completion of our IPO, we invested $73.5 million of the offering proceeds in the acquisition of a portfolio of six Homewood Suites by Hilton® hotels. Subsequent to June 30, 2010, we have acquired or have signed agreements to acquire six additional hotels comprising an aggregate of 692 rooms. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Summerfield Suites by Hyatt®, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.
     We intend to elect to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate the hotels that we acquire. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries will lease our hotel properties to lessee subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”), who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees will be treated as a taxable REIT subsidiary for federal income tax purposes and will be evaluated for consolidation within our financial statements for accounting purposes. However, since we will control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis will be from the operations of our hotels. The earnings of the TRS Lessees will be subject to taxation as regular C corporations, as defined in the Code, reducing the TRS Lessees’ ability to pay dividends, and therefore our funds from operations and the cash available for distribution to our shareholders.
Financial Condition and Operating Performance Metrics
     We measure financial condition and hotel operating performance by evaluating financial metrics such as:
•	Revenue per Available Room (“RevPAR”),

•	Average Daily Rate (“ADR”),

•	Occupancy percentage,

•	Funds From Operations (“FFO”),

•	Adjusted FFO,

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”), and

•	Adjusted EBITDA.
     We evaluate the hotels in our portfolio and potential acquisitions using these metrics to determine each hotel’s contribution towards providing income to our shareholders through increases in distributable cash flow and increasing long-term total returns through appreciation in the value of our common shares. RevPar, ADR and Occupancy are hotel industry measures commonly used to evaluate operating performance. RevPAR, which is calculated as total room revenue divided by total number of available rooms, is an important metric for monitoring hotel operating performance.

     Please refer to “Non-GAAP Financial Measures” for a detailed discussion of our use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a GAAP measurement.
Results of Operations
     Prior to April 21, 2010, operations had not commenced because we were in our developmental stage.
     Operating performance for the U.S. lodging industry declined 16.7% in 2009, as reported by Smith Travel Research, due to the challenging economic conditions created by declining GDP, high levels of unemployment, low consumer confidence, the significant decline in home prices and a reduction in available credit. We believe that the hotel industry’s performance is correlated to the performance of the economy and with key economic indicators such as GDP growth, employment trends, corporate profits and consumer confidence improving, we expect a rebound in the performance of the hotel industry. After 19 consecutive months of declining year over year RevPAR, RevPAR for the hotel industry was up 3.8%, 3.5%, 7.1% and 8.0% for March, April, May and June, 2010, respectively, as reported by Smith Travel Research. While we are encouraged by these improvements in key hotel operating metrics, the lodging industry’s continued improvements will be contingent upon continued rebound of the general economy.
     For the second quarter of 2010, the Company had a net loss of $0.6 million, or a loss of $0.09 per diluted share. FFO was $(0.2) million or $(0.03) per basic share and Adjusted FFO was $0.8 million, or $0.11 per diluted share. EBITDA was less than $0.1 million and Adjusted EBITDA was $1.0 million.
Three months and six months ended June 30, 2010
     Results of operations for the three and six months ended June 30, 2010 include the operating activities of the initial six hotel properties for the sixty-nine (69) days (commencing on April 23, 2010, their acquisition date) and are not indicative of the results we expect after our investment strategy has been fully implemented.
     Revenues
     Total revenue was $4.7 million, which includes room revenue of $4.5 million and other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, of less than $0.2 million.
     Room revenue is the primary component of total revenue. Therefore, the Company’s revenue results are dependent on maintaining and improving occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results presented in the following table are for the 69 days ended June 30, 2010:

69 Days Ended
June 30, 2010
Portfolio
ADR	$103.55
Occupancy	78.2%
RevPar	$81.00
Hotel Operating Expenses
     Hotel operating expenses were $2.7 million. Direct hotel operating expenses included rooms expense of $1.1 million and other direct expenses of $1.6 million, which includes management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses.
Depreciation and Amortization
     Depreciation and amortization are recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense was $0.4 million.

Real Estate and Personal Property Taxes
     Total real estate and personal property taxes expenses were $0.2 million.
Corporate General and Administrative
     Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and restricted stock awards. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses were $1.0 million, which included a non-cash share-based compensation expense of $0.2 million, as well as $0.1 million of organization costs that we do not expect to be recurring.
Acquisition Transaction Costs
     We incurred acquisition transaction costs of $1.0 million related to the purchase of our initial six hotels and potential hotel acquisitions. These acquisition-related costs are expensed when incurred rather than capitalized.
Interest Income
     Interest income on cash and cash equivalents was $38 thousand.
Income Tax Expense
     Income tax expense was $47 thousand, which resulted from taxable operating income incurred by our TRS.
Material Trends or Uncertainties
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
Non-GAAP Financial Measures
     We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, and (4) Adjusted EBITDA. These non-GAAP financial measures could be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance.
     FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA and Adjusted EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA and Adjusted EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA and Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
     We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that by excluding the effect of depreciation and amortization, gains or losses from sales for real estate, extraordinary items and the portion of items related to unconsolidated entities, all of which are based on historical cost accounting, and which may be of lesser significance in evaluating current performance, that FFO can facilitate comparisons of operating performance between periods and between REITs.
     We further adjust FFO for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO such as acquisition transaction costs. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.
     We calculate EBITDA as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure and asset base (primarily depreciation and amortization) from our operating results. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions.
     We further adjust EBITDA for certain additional recurring and non-recurring items such as acquisition transaction costs. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.
The following is a reconciliation between net loss to FFO and Adjusted FFO for the three and six months ended June 30, 2010 (in thousands, except share data):

	For the three months ended	For the six months ended
	June 30,	June 30,
	2010	2010
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(642)	$(642)
Depreciation	397	397

FFO	(245)	(245)

Acquistion transaction costs	1,005	1,005

Adjusted FFO	$760	$760

Weighted average number of common shares
Basic	7,119,725	3,580,028
Diluted	7,119,725	3,580,028
     The following is a reconciliation between net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2010 (in thousands):

	For the three months ended	For the six months ended
	June 30,	June 30,
	2010	2010
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(642)	$(642)
Interest expense	—	—
Income tax expense	47	47
Depreciation and amortization	402	402
Share based compensation	224	224

EBITDA	31	31

Acquistion transaction costs	1,005	1,005

Adjusted EBITDA	$1,036	$1,036

Sources and Uses of Cash
     For the three months ended June 30, 2010, net cash flows from operations were $0.7 million, net cash flows used in investing activities were $76.0 million, which represents the acquisition of the six initial hotels, and net cash flows provided by financing activities were $174.0 million, which represents proceeds generated from the IPO and our private placement of common shares to our Chief Executive Officer, net of underwriting fees and offering costs paid or payable to third parties as of June 30, 2010.
     As of June 30, 2010, we had cash and cash equivalents of approximately $98.7 million. We are required to pay $5.2 million of deferred underwriting fees once we have invested at least 85% of the IPO proceeds in hotel properties. On July 2, 2010, and August 3, 2010, we used $16.5 million and $21.3 million, respectively, in completing the acquisitions of the Hampton Inn & Suites® Houston-Medical Center in Houston, Texas and the Residence Inn by Marriott® — Long Island Holtsville on Long Island, New York. We intend to use the remaining proceeds from the IPO, and our private placement of common shares to our Chief Executive Officer, to complete the acquisitions of the following three hotels for a total of approximately $44.5 million: the Residence Inn by Marriott® in White Plains, New York, the Courtyard by Marriott® in Altoona, Pennsylvania, and the SpringHill Suites by Marriott® in Washington, Pennsylvania. We intend to use the remaining IPO proceeds, along with financing from our anticipated senior secured credit facility, to complete the acquisition of the Residence Inn by Marriott® — New Rochelle in New York.
Liquidity and Capital Resources
     We intend to limit the outstanding principal amount of our consolidated indebtedness to not more than 35% of the investment in our hotel properties at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges), measured at the time the debt is incurred, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our board of trustees may modify or eliminate this policy at any time without the approval of our shareholders. Following completion of our IPO and concurrent private placement of common shares to our Chief Executive Officer, and following our completion of hotel acquisitions described in Notes 3 and 10 to our financial statements, we expect to have substantially invested and committed our net IPO proceeds in hotel properties.
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under an anticipated revolving credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the U.S. Federal Tax Code. We expect to meet our long-term liquidity requirements through the cash we will have available from our IPO and subsequent borrowings, and we expect to fund other investments in hotel properties and scheduled debt maturities through long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.
     We have signed a non-binding letter of intent with a group of lenders to provide commitments for an $85 million senior secured credit facility. This facility, which if obtained is expected to be secured by certain of our hotel properties and other assets, and would be used to fund acquisitions, for property improvements and for general corporate purposes. We intend to repay any indebtedness obtained under this facility from time to time out of cash flow and from the net proceeds of issuances of additional equity and debt securities. No assurances can be given that we will obtain such a credit facility or, if we do, what the amount and terms will be. Our failure to obtain such a facility on favorable terms could adversely impact our ability to execute our business strategy. In the future, we may seek to increase the amount of our credit facility, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.
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

Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2010.
Contractual Obligations
     On May 18, 2010, the Company signed an agreement to acquire four hotels, including a 133-room Residence Inn by Marriott® in White Plains, New York, a 120-room Hampton Inn & Suites® in Houston, Texas, a 105-room Courtyard by Marriott® in Altoona, Pennsylvania and an 86-room SpringHill Suites by Marriott® in Washington, Pennsylvania. The purchase and sale agreement for the hotels provides for an aggregate purchase price for the four properties of $61.0 million, including assumption of approximately $12.5 million of debt collateralized by two of the properties.
     On July 2, 2010, the Company acquired the first of these four hotels, the Hampton Inn & Suites® Houston-Medical Center in Houston, Texas for $16.5 million, plus customary pro-rated amounts and closing costs, from Moody National 1715 OST Houston S, LLC.. The hotel will be managed by IHM pursuant to a 5-year management agreement. The acquisition of the remaining three hotels, in this portfolio is subject to completion of due diligence and to the following closing conditions:
•	The closing of the purchase of the Courtyard and the SpringHill Suites is subject to lender approval of the Company’s assumption of debt on those two properties. The Company has received such lender approval subject to the completion of final documentation and expects to close the acquisition of these hotels on or before August 17, 2010; and
•	The closing of the purchase of the Residence Inn is subject to the seller’s right to withdraw the property from the acquisition portfolio, in exchange for payment of a breakage fee to the Company, if the seller is unable to receive lender consent to the sale. Due to the uncertainty that the seller will receive lender approval, there can be no assurance that the Company will complete the acquisition. In the event that the Residence Inn is removed from the acquisition portfolio, the Company has the option to purchase the Residence Inn for up to an additional year.
     On August 3, 2010, the Company acquired the 124-room Residence Inn by Marriott® — Holtsville on Long Island, New York for $21.3 million, plus customary pro-rated amounts and closing costs, from Holtsville Hotel Group, LLC and FB Holtsville Utility LLC. The hotel will be managed by IHM pursuant to a 5-year management agreement.
     On August 6, 2010, the Company entered into an agreement to acquire the Residence Inn by Marriott® — New Rochelle in New Rochelle, New York for $21 million. The acquisition of the New Rochelle hotel is expected to close within 45 days of the date of the purchase agreement, subject to satisfactory completion of due diligence and customary closing conditions.
     On August 10, 2010, the Company signed a non-binding letter of intent with a group of lenders to provide commitments for an $85 million senior secured credit facility. We expect to use this credit facility to fund acquisitions, for property improvements and for general corporate purposes.
Critical Accounting Policies
     We consider the following policies critical because they require estimates about matters that are inherently uncertain, involve various assumptions and require management judgment. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.
     Investment in Hotel Properties
     The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.
     The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 15 years for building improvements, seven years for land improvements and three to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.
     The Company will periodically review our hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We do not believe that there currently are any facts or circumstances indicating impairment in the carrying value of any of our hotel properties.
     The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed significant nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of June 30, 2010, the Company had no hotel properties held for sale.
     Revenue Recognition
     Revenues from hotel operations are recognized when rooms are occupied and when services are provided. Revenues consist of amounts derived from hotel operations, including sales from room, meeting room, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues) in the accompanying consolidated statements of operations.
     Share-Based Compensation
     The Company measures compensation expense for the restricted share awards based upon the fair market value of our common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company will pay dividends on nonvested restricted shares.

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
     The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Item 1A.	Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Amendment No. 7 to the Company’s Registration Statement on Form S-11 filed with the SEC on April 5, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     In connection with its formation and initial capitalization, on October 30, 2009, the Company issued 1,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, for $10.00 per share. These shares were repurchased by the Company in connection with the IPO.
     Concurrently with the closing of the IPO on April 21, 2010, in a separate private placement pursuant to Regulation D under the Securities Act, the Company sold 500,000 of its common shares to Jeffrey H. Fisher at the public offering price of $20.00 per share.
Use of Proceeds
     Our registration statement on Form S-11, as amended (Registration No. 333-162889) (the “Registration Statement”), with respect to the IPO, registered up to $172.5 million of our common shares, par value $0.01 per share, and was declared effective on April 15, 2010. We sold a total of 8,625,000 common shares in the IPO, including 1,125,000 common shares issued and sold pursuant to the underwriters’ exercise of the overallotment option for gross proceeds of $172.5 million. The IPO was completed on April 21, 2010. As of the date of filing this report, the IPO has terminated and all of the securities registered pursuant to the Registration Statement have been sold. The joint book-running managers of the IPO were Barclays Capital Inc. and FBR Capital Markets & Co. Co-managers of the IPO were Morgan Keegan & Company, Inc., Stifel, Nicolaus & Company, Incorporated, Credit Agricole Securities (USA) Inc. and JMP Securities LLC. The expenses of the IPO were as follows (in millions):

Underwriting discounts and commissions	$12.1
Expenses paid to or for our underwriters	0.0
Other expenses	1.5

Total underwriting discounts and expenses	$13.6

     All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or (iii) our affiliates.
     The net proceeds to us of the IPO were approximately $158.9 million, after payment in full of fees to the underwriters and offering expenses. In accordance with the underwriting agreement, $5.2 million of the underwriting discount and commissions have been accrued and will be paid when we purchase hotel properties in accordance with our investment strategy in an amount equal to at least 85% of the amount of the net proceeds. Until that time, the net proceeds including the unpaid underwriting discount and commission have been invested in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other information.
     None.

Item 6.	Exhibits.
     The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1	Chatham Lodging Trust Equity Incentive Plan

10.2	Form of Share Award Agreement for officers

10.3	Agreement of Purchase and Sale, dated as of May 18, 2010, by and among Chatham Lodging Trust, as purchaser, and certain affiliates of Moody National Companies, as sellers, for the Residence Inn by Marriott, White Plains, NY; Hampton Inn & Suites Houston — Medical Center, Houston, TX; SpringHill Suites by Marriott, Washington, PA; and Courtyard by Marriott, Altoona, PA

10.4	Agreement of Purchase and Sale, dated as of June 17, 2010, by and among Chatham Lodging Trust, as purchaser, and Holtsville Hotel Group LLC and FB Holtsville Utility LLC, as sellers, for the Residence Inn Long Island Holtsville, Holtsville, NY

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated: August 13, 2010	/s/ Julio E. Morales

Julio E. Morales
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Chatham Lodging Trust Equity Incentive Plan

10.2	Form of Share Award Agreement for officers

10.3	Agreement of Purchase and Sale, dated as of May 18, 2010, by and among Chatham Lodging Trust, as purchaser, and certain affiliates of Moody National Companies, as sellers, for the Residence Inn by Marriott, White Plains, NY; Hampton Inn & Suites Houston — Medical Center, Houston, TX; SpringHill Suites by Marriott, Washington, PA; and Courtyard by Marriott, Altoona, PA

10.4	Agreement of Purchase and Sale, dated as of June 17, 2010, by and among Chatham Lodging Trust, as purchaser, and Holtsville Hotel Group LLC and FB Holtsville Utility LLC, as sellers, for the Residence Inn Long Island Holtsville, Holtsville, NY

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002