Form 10-Q
period 2010-09-30
Chatham Lodging Trust
filed 2010-11-09
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Shares of Beneficial Interest ($0.01 par value per share)	9,208,750

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Investment in hotel properties, net	$154,040	$—
Cash and cash equivalents	26,845	24
Restricted cash	5,689	—
Hotel receivables (net of allowance for doubtful accounts of approximately $20 and $0, respectively)	859	—
Deferred costs, net	1,047	—
Prepaid expenses and other assets	592	—

Total assets	$189,072	$24

Liabilities and Equity:
Debt	$12,410	$—
Accounts payable and accrued expenses	3,039	14
Accrued underwriter fees	5,175	—
Distributions payable	1,657	—

Total liabilities	22,281	14

Commitments and contingencies (Note 11)

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2010	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 9,208,750 and 1,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	92	—
Additional paid-in capital	170,250	10
Unearned compensation	(1,284)	—
Retained deficit	(2,542)	—

Total shareholders’ equity	166,516	10

Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	275	—

Total equity	166,791	10

Total liabilities and equity	$189,072	$24

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2010	2010
Revenue:
Room	$8,147	$12,691
Other operating	237	350

Total revenues	8,384	13,041

Expenses:
Hotel operating expenses:
Room	1,925	2,995
Other operating	3,002	4,597

Total hotel operating expenses	4,927	7,592
Depreciation and amortization	798	1,200
Property taxes and insurance	471	718
General and administrative	1,368	2,340
Hotel property acquisition costs	1,161	2,165

Total operating expenses	8,725	14,015

Operating loss	(341)	(974)
Interest income	72	109
Interest expense	(19)	(19)

Loss before income tax expense	(288)	(884)
Income tax expense	—	(46)

Net loss attributable to common shareholders	$(288)	$(930)

Earnings per Common Share — Basic:
Net loss attributable to common shareholders	$(0.03)	$(0.17)

Earnings per Common Share — Diluted:
Net loss attributable to common shareholders	$(0.03)	$(0.17)

Weighted average number of common shares outstanding:
Basic	9,125,000	5,448,663
Diluted	9,125,000	5,448,663
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share data)
(unaudited)

							Noncontrolling
			Additional			Total	Interest in
	Common Shares		Paid-In	Unearned	Retained	Shareholders’	Operating	Total
	Shares	Amount	Capital	Compensation	Deficit	Equity	Partnership	Equity
Balance, December 31, 2009	1,000	$—	$10	$—	$—	$10	$—	$10
Issuance of shares, net of offering costs of $13,752	9,125,000	91	168,657	—	—	168,748	—	168,748
Repurchase of common shares	(1,000)	—	(10)	—	—	(10)	—	(10)
Issuance of restricted shares	87,000	1	1,654	(1,655)	—	—	—	—
Forfeiture of restricted shares	(3,250)	—	(61)	61	—	—	—	—
Amortization of share based compensation	—	—	—	310	—	310	320	630
Dividends delcared on common shares						—
($0.175 per share)	—	—	—	—	(1,612)	(1,612)	—	(1,612)
Distributions on LTIP units ($0.175 per unit)	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	(930)	(930)	—	(930)

Balance, September 30, 2010	9,208,750	$92	$170,250	$(1,284)	$(2,542)	$166,516	$275	$166,791

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

For the nine months ended
September 30, 2010
Cash flows from operating activities:
Net loss	$(930)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,182
Amortization of deferred costs	18
Share based compensation	630
Changes in assets and liabilities:
Hotel receivables	(350)
Deferred costs	(862)
Prepaid expenses and other assets	(168)
Accounts payable and accrued expenses	2,201

Net cash provided by operating activities	1,721

Cash flows from investing activities:
Improvements and additions to hotel properties	(930)
Acquisition of hotel properties, net of cash acquired	(144,609)
Restricted cash	(3,047)

Net cash used in investing activities	(148,586)

Cash flows from financing activities:
Payments of debt	(24)
Payment of financing costs	(203)
Proceeds from issuance of common shares	182,490
Payment of common share offering costs	(8,577)

Net cash provided by financing activities	173,686

Net change in cash and cash equivalents	26,821
Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$26,845

Supplemental disclosure of non-cash financing information:
     The Company has accrued underwriter fees of $5,175. These fees were paid on October 21, 2010.
     The Company has accrued distributions payable of $1,657. These distributions were paid on October 29, 2010.
     The Company assumed the mortgages on the purchase of the Altoona and Washington hotels for $12,434.
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
     The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at a $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs paid or payable to third parties as of September 30, 2010, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds to the Company of $10 million.
     The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement to Chatham Lodging, L.P (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of the Company’s assets are held by and all of its operations are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and currently owns 100% of the units of the limited partnership interest in the Operating Partnership at September 30, 2010. As discussed in Note 10 — Equity Incentive Plan, certain of the Company’s executive officers hold unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on the accompanying consolidated balance sheet.
     As of September 30, 2010, the Company owned 11 hotels with an aggregate of 1,381 rooms located in 8 states. For the Company to qualify as a REIT, it cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotels to the Company’s wholly owned taxable REIT subsidiaries (the “TRS”). Each hotel is leased to a TRS under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS and its wholly-owned subsidiaries is eliminated in consolidation. Island Hospitality Management Inc. (“IHM”), a related party, manages 3 hotels, Homewood Suites Management LLC (“IAH Manager”), a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages 6 hotels and Concord Hospitality Enterprises Company (“Concord”) manages 2 hotels.
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
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
     The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of September 30, 2010, the Company had no hotel properties held for sale.
     Cash and Cash Equivalents
     Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.

     Restricted Cash
     Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions currently under contract and escrows for reserves required pursuant to the Company’s loans or management agreements with Hilton. Included in restricted cash on the accompanying consolidated balance sheet at September 30, 2010 are deposits for hotel acquisitions of $2.6 million and $3.1 million of other escrows. The hotel mortgage loan agreements require the Company to fund 4% of gross revenues on a monthly basis for furnishings, fixtures, equipment and general repair maintenance reserve (“Replacement Reserve”) of the hotels in an account to be held by Berkadia Commercial Mortgage (“Lender”). In addition, insurance and real estate tax reserves are required to be deposited into an escrow account to be held by Lender.
     Hotel Receivables
     Hotel receivables consist of amounts owed by guests staying at the Company’s hotels at quarter end and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable receivable losses. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $20 thousand and $0, respectively.
     Deferred Costs
     Deferred costs consist of franchise agreement fees for the Company’s hotels and deferred loan costs. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. Loan costs are recorded at cost and amortized over a straight-line basis which approximates the interest rate method over the term of the loan. Amortization expense was $13 thousand and $18 thousand for the three and nine months ended September 30, 2010.
     Prepaid Expenses and Other Assets
     The Company’s prepaid expenses and other assets consist of prepaid insurance, deposits and hotel supplies inventory.
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
     Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income (loss) available for common shareholders, adjusted for dividends on unvested share grants, by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders, adjusted for dividends on unvested share grants, by the weighted average number of common shares outstanding plus potentially dilutive securities such as share grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during the period. The Company’s restricted share awards and long-term incentive plan units are entitled to receive dividends, if declared. The rights to dividends declared are non-forfeitable, and therefore, the unvested restricted shares and long-term incentive plan units qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to the unvested restricted shares is based on the proportion of the weighted average unvested restricted shares outstanding to the total of the basic weighted average common shares outstanding and the weighted average unvested restricted shares outstanding. Basic EPS is then computed by dividing income less earnings allocable to unvested restricted shares by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the effect of potentially dilutive securities. Because the Company reported a net loss for the periods, no allocation was made to the unvested restricted shares or the long-term incentive plan units.
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
     The Company leases its hotels to lessee subsidiaries of the TRS (“TRS lessees”). The TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.
     Organizational and Offering Costs
     The Company expenses organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity.
     Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable-interest entities, which requires enterprises to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company analyzed and considered the structure of each of its management agreements with its hotel managers and determined that it had appropriately consolidated the results of operations of the 11 owned hotels at September 30, 2010.
3. Acquisition of Hotel Properties
     Acquisition of Hotel Properties
     On April 23, 2010, wholly owned subsidiaries of the Company completed the acquisition of six hotel properties (the “Initial Acquisition Hotels”) from wholly owned subsidiaries of RLJ Development, LLC for an aggregate purchase price of $73.5 million, plus customary pro-rated amounts and closing costs. Each of the Initial Acquisition Hotels operates under the Homewood Suites by Hilton® brand. The Initial Acquisition Hotels contain an aggregate of 813 rooms and are located in the major metropolitan statistical areas of Boston, Massachusetts; Minneapolis, Minnesota; Nashville, Tennessee; Dallas, Texas; Hartford, Connecticut and Orlando, Florida.
     On July 2, 2010, the Company acquired the 120-room Hampton Inn & Suites® Houston-Medical Center in Houston, Texas (the “Houston hotel”) for $16.5 million, plus customary pro-rated amounts and closing costs, from Moody National 1715 OST Houston S, LLC.
     On August 3, 2010, the Company acquired the 124-room Residence Inn by Marriott® - Long Island Holtsville on Long Island, New York (the “Holtsville hotel”) for $21.3 million, plus customary pro-rated amounts and closing costs, from Holtsville Hotel Group, LLC and FB Holtsville Utility LLC.
     On August 24, 2010, the Company completed the acquisitions of the 105-room Courtyard by Marriott® in Altoona, Pennsylvania (the “Altoona hotel”) and the 86-room SpringHill Suites by Marriott® in Washington, Pennsylvania (the “Washington hotel”) for a total cash purchase price of $23.3 million, plus customary pro-rated amounts and closing costs, including the assumption of $12.4 million of debt on the Hotels. The Altoona hotel was purchased from Moody National CY Altoona PA, LLC and the Washington hotel was purchased from Moody National SHS Washington PA, LLC.
     On September 23, 2010, the Company acquired the 133-room Residence Inn by Marriott® - White Plains in White Plains, New York (the “White Plains hotel”) for $24.4 million, plus customary pro-rated amounts and closing costs, from Moody National White Plains S, LLC.
     Hotel Management Agreements
     The Initial Acquisition Hotels are managed by the IAH Manager, a subsidiary of Hilton. A TRS lessee assumed each of the existing hotel management agreements for these hotels. Each hotel management agreement previously became effective on December 20, 2000, has an initial term of 15 years and is renewable for an additional five-year period at the IAH Manager’s option by written notice to the Company no later than 120 days prior to the expiration of the initial term. Under the hotel management agreements, the IAH Manager receives a base management fee equal to 2% of the hotel’s gross room revenue and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income, less fixed costs, base management fees, agreed-upon return on the owner’s original investment and debt service payments. Prior to April 23, 2013, each of these six management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event the Company undergoes a change in control. If the new owner does not assume the existing management agreements and does not obtain a Homewood Suites franchise license upon such a change of control, the Company will be required to pay a termination fee to the IAH Manager. Beginning on April 23, 2013, the Company may terminate the six Hilton management agreements upon six months’ notice to the manager.
     The Houston, Holtsville and White Plains hotels are managed by IHM, a hotel management company 90 percent-owned by Jeffrey H. Fisher, the Company’s chief executive officer, pursuant to management agreements between a TRS lessee and IHM. The management agreements with IHM are for a five-year term and provide for base management fees of 3% of the hotel’s gross room revenue and incentive management fees of 10% of net operating income in excess of a return threshold as defined in the agreements plus a monthly accounting fee of $1 thousand per hotel property. Incentive management fees are capped at 1% of gross hotel revenue. IHM may extend the management agreements for two additional 5-year renewal terms upon 90 days’ written notice to the Company. The management agreements may be terminated upon the sale of the hotels for no termination fee upon six months’ advance notice. The management agreements may also be terminated for cause, including the failure of the hotel’s operating performance to meet specified levels.
     The Altoona and Washington hotels are managed by Concord pursuant to management agreements between a TRS lessee and Concord. The management agreements with Concord provide for base management fees equal to 4% of the managed hotels’ gross room revenue. The initial ten-year term of each management agreement is set to expire on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS or Concord by written notice to the other party no later than 90 days prior to the term’s expiration. The management agreements may be terminated for cause, including the failure of the hotels’ operating performance to meet specified levels.

     Hotel Franchise Agreements
     The Company’s TRS lessees have entered into franchise agreements for its 11 hotels.
     Upon acquisition of the Initial Acquisition Hotels, a TRS lessee entered into new hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, as manager for these hotels. Each of the new hotel franchise agreements has an initial term of 15 years and may be renewed for an additional 5-year term. These Hilton hotel franchise agreements provide for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements generally have no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements.
     Certain of the Company’s TRS lessees have entered into franchise agreements with Marriott International, Inc. (“Marriott”), relating to the Residence Inn properties in Holtsville, New York, and White Plains, New York, in addition to a Courtyard property in Altoona, Pennsylvania and a SpringHill Suites property in Washington, Pennsylvania. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2030. None of the agreements has a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees equal to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will.
     The Hampton Inn & Suites Houston-Medical Center is governed by a franchise agreement with Hampton Inns Franchise LLC, or Hampton Inns. The franchise agreement has an initial term of approximately 10 years and expires on July 31, 2020. There is no renewal option. The Hampton Inns franchise agreement provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fee equal to 5% of the hotel’s gross rooms revenue. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.
     Franchise fees were approximately $0.6 million and $1.0 million for the three and nine months ended September 30, 2010.
     Hotel Purchase Price Allocation
     The allocation of the purchase price to the hotels based on their fair value, were as follows (in thousands):

		Hampton Inn &
	Initial	Suites	Residence Inn
	Acquisition	Houston	Holtsville	Moody Three
	Hotels	Houston, TX	Holtsville, NY	Portfolio	Total
Land	$12,120	$3,200	$2,200	$3,200	$20,720
Building and improvements	57,976	12,708	18,765	39,099	128,548
Furniture, fixtures and equipment	3,421	325	335	943	5,024
Cash	30	2	2	7	41
Restricted cash	—	—	—	2,642	2,642
Accounts receivable	379	24	—	106	509
Prepaid expenses and other assets	31	—	83	310	424
Debt	—	—	—	(12,434)	(12,434)
Accounts payable and accrued expenses	(440)	(148)	(56)	(180)	(824)

Net assets acquired	$73,517	$16,111	$21,329	$33,693	$144,650

Net assets acquired, net of cash	$73,487	$16,109	$21,327	$33,686	$144,609

     The Altoona, Washington and White Plains hotels were acquired from parties under common control and their acquisition is referred to the “Moody Three Portfolio” in the above chart.
     All of the Company’s hotel revenue and expenses are comprised of hotel revenue and expenses from the hotels acquired during the year to date September 30, 2010.

     Pro Forma Financial Information
     The following condensed pro forma financial information presents the results of operations as if the acquisition of the Initial Acquisition, Houston, Holtsville, Altoona, Washington and White Plains hotels had taken place on January 1, 2010. Since the Company commenced operations on April 21, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expense and income taxes for the periods presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2010, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

For the nine months ended
September 30, 2010
Pro forma total revenues	$32,503
Pro forma total hotel expense	19,542
Pro forma total operating expenses	32,063

Pro forma operating income	440

Pro forma net loss	$(477)

Pro forma loss income per share:
Basic and diluted	$(0.05)

Weighted average Common Shares Outstanding
Basic and diluted	9,125,000
4. Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $20 thousand and $0 as of September 30, 2010 and December 31, 2009, respectively.
5. Investment in Hotel Properties
     The Company did not own any hotel properties at December 31, 2009. Investment in hotel properties as of September 30, 2010, consisted of the following (in thousands):

September 30, 2010
Land and improvements	$20,720
Building and improvements	128,546
Furniture, fixtures and equipment	5,956

155,222
Less accumulated depreciation	(1,182)

Investment in hotel properties, net	$154,040

6. Debt
     The Company assumed a $7.0 million loan on the Altoona hotel and a $5.4 million loan on the Washington hotel in connection with their acquisition. Each loan is collateralized by the hotel and requires a minimum debt service coverage ratio and the Company was in compliance with these covenants at September 30, 2010. Key information regarding the loans is as follows (in thousands):

	Altoona Loan		Washington Loan
Balance at September 30, 2010	$6,966		$5,444
Interest rate	5.96%		5.84%
Maturity	April 1, 2016		April 1, 2015
Monthly principal and interest payment	$49		$39
Minimum debt service coverage ratio	1.5	x	1.65	x
7. Dividends Declared and Paid
     The Company declared common share dividends of $0.175 per share and distributions on LTIP units of $0.175 per LTIP unit for the three months ended September 30, 2010. The dividends and distributions were paid on October 29, 2010 to common shareholders and LTIP unit holders of record on October 15, 2010. The Company did not pay any dividends during the three months ended September 30, 2010.
8. Shareholders’ Equity
     Under the initial Declaration of Trust of the Company, the total number of shares initially authorized for issuance was 1,000 common shares. On October 30, 2009, the Company issued the sole shareholder of the Company 1,000 common shares at $10.00 per share. Following the close of the IPO, the Company repurchased the 1,000 shares in October 2009 at his cost of $10.00 per share.
     Effective March 31, 2010, the Company’s Declaration of Trust was amended and restated to authorize the issuance of 500,000,000 common shares and 100,000,000 preferred shares. On April 21, 2010, the Company completed its IPO. The IPO resulted in the sale of 8,625,000 common shares at a $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after net underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Underwriting discounts and offering costs of $13.8 million have been recorded as a reduction in additional paid-in capital. This includes underwriters’ commission of $5.2 million which, in accordance with the underwriting agreement entered into in connection with the IPO, is payable once the Company invests at least 85% of the net proceeds from the offering in hotel properties. Payment was made on October 21, 2010. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds to the Company of $10 million. There were no preferred shares issued or outstanding as of September 30, 2010.

9. Earnings Per Share
     The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2010	2010
Numerator:
Net loss attributable to common shareholders	$(288)	$(930)
Dividends paid on unvested restricted shares	—	—
Undistributed earnings attributable to unvested restricted shares	—	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(288)	$(930)

Denominator:
Weighted average number of common shares — basic	9,125,000	5,448,663
Effect of dilutive securities:
Unvested restricted shares	—	—
Compensation-related shares	—	—

Weighted average number of common shares — diluted	9,125,000	5,448,663

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.03)	$(0.17)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.03)	$(0.17)

10. Equity Incentive Plan
     On April 9, 2010, the Company’s sole shareholder approved the Equity Incentive Plan (the “Equity Incentive Plan”) to attract and retain independent trustees, executive officers and other key employees and service providers. The Equity Incentive Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards, including grants of restricted common shares and long-term incentive plan units (“LTIP Units”). Share awards under this plan generally vest over a period of three to five years based on continued employment. The Equity Incentive Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which has the ability to approve all terms of awards under the Equity Incentive Plan. The Compensation Committee also has the ability to approve who will receive grants under the Equity Incentive Plan and the number of common shares subject to the grant. The Equity Incentive Plan is scheduled to terminate on April 8, 2020.
     The number of common shares authorized for issuance under the Equity Incentive Plan is 565,359. In connection with share splits, dividends, recapitalizations and certain other events, the Company’s Board of Trustees will make adjustments that it deems appropriate in the aggregate number of common shares that may be issued under the Equity Incentive Plan and the terms of outstanding awards. On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan. In addition, on April 26, 2010 and May 20, 2010, the Company issued 40,000 and 36,550 restricted common shares to the Company’s Independent Trustees and executive officers, respectively, pursuant to the Equity Incentive Plan. During the third quarter, 7,200 shares granted to the Company’s former Chief Financial Officer (“CFO”) vested, 3,250 restricted shares granted to the Company’s former CFO were forfeited and 15,435 LTIP Units granted to the Company’s former CFO were forfeited. Also, during the third quarter 10,450 restricted common shares and 26,250 LTIP Units were granted to the Company’s current CFO. As of September 30, 2010, there were 223,834 common shares available for future grant under the Equity Incentive Plan.

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
     A summary of the Company’s restricted share awards for the nine months ended September 30, 2010 is as follows:

		Weighted -
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	87,000	19.02
Vested	(7,200)	18.86
Forfeited	(3,250)	18.86

Nonvested at September 30, 2010	76,550	$19.04

     As of September 30, 2010 and December 31, 2009, there were $1.3 million and $0, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2010, these costs were expected to be recognized over a weighted—average period of approximately 2.6 years. For each of the three and nine months ended September 30, 2010, the Company recognized approximately $0.2 million and $0.3 million, respectively, in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2010, 7,200 shares were vested.
     Long-Term Incentive Plan Units
     LTIP Units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP Unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company will not receive a tax deduction for the value of any LTIP Units granted to employees. LTIP Units, whether vested or not, will receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP Units have a capital account balance of zero, and will not have full parity with common Operating Partnership units with respect to liquidating distributions. The Operating Partnership will revalue its assets upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP Units may be converted, at any time, into an equal number of common units of limited partnership interest in the Operating Partnership (“OP Units”), which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for an equivalent number of the Company’s common shares.
     On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with FASB Codification Topic (“ASC”) 718, “Stock Compensation”. The LTIP Units granted to the Company’s executive officers vest ratably over a five-year period beginning on the date of grant. On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s new CFO and 15,435 LTIP units granted to the Company’s former CFO were forfeited.
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

     The Company recorded $0.2 million and $0.3 million in compensation expense related to the LTIP Units for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, there was $3.6 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over 4.6 years, which represents the weighted average remaining vesting period of the LTIP Units. As of September 30, 2010, none of the LTIP Units have reached parity.
11. Commitments and Contingencies
     Litigation
     The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened.
     Hotel Ground Rent
     The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel as follows with base rent equal to $5,500 per month which shall be increased on an annual basis by two and one-half percent (2.5%):

Avg Occupancy	Lease Amount

> 85%	Base Rent
85% but less than 90%	$4/room/day
90% but less than 100%	$5/room/day
100%	$6/room/day
The following is a schedule of the minimum future obligation payments required under the ground lease (in thousands):

2010	82
2011	84
2012	87
2013	89
2014	91
Thereafter	1,992

Total	2,425

     Condo Leases
     The White Plains hotel is part of a condominium known as La Reserva Condominium (the “Condominium”). The Condominium is comprised of 143 residential units and four commercial units. The four commercial units are owned by the Company and are part of the White Plains Hotel. The White Plains Hotel is comprised of 129 of the residential units owned by the Company and four residential units leased by the Company from unaffiliated third party owners. The remaining 10 residential units are owned and occupied by unaffiliated third party owners.
     The Company leases 4 residential units in the White Plains hotel from individual owners (the “Condo Owner”). The lease agreements are for 6 years with a one-time 5 year renewal option. The White Plains hotel shall have the right to sublease the unit to any third party (a “Hotel Guest”) for such rent and on such terms as the White Plains hotel may determine. Each Condo Owner may reserve the unit for seven (7) days in any calendar quarter or two (2) weeks in any calendar year. The White Plains hotel will have no obligation to pay rent during such period. Each Condo Owner is also obligated to reimburse the White Plains hotel for renovations that were completed in 2008. Minimum annual rents payable to the Condo Owner are approximately $70 thousand per year and amounts receivable from the Condo Owner for its renovation reimbursements are approximately $11 thousand per year, subject to a balloon repayment at the end of the lease term of any remaining reimbursements. The White Plains hotel is responsible for paying assessments to the Condominium association on a monthly basis for all residential units owned and leased. The White Plains hotel provides certain services to the Condominium association for housekeeping, maintenance and certain other services and receives compensation from the Condominium association for said services.
12. Related Party Transactions
     The Company paid $3.2 million to reimburse Mr. Fisher for expenses he incurred in connection with the Company’s formation and the IPO, including $2.5 million he funded as earnest money deposits for the Company’s purchase of the Initial Acquisition Hotels. Mr. Fisher had also advanced $14 thousand to the Company which was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2009 which was reimbursed following the close of the IPO.
     Mr. Fisher owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. The Company has entered into hotel management agreements with IHM to manage three of its hotels. Management and accounting fees paid to IHM for the three and nine months ended September 30, 2010 were $69 thousand.
13. Subsequent Events
     On October 5, 2010, the Company acquired the 124-room Residence Inn by Marriott® - New Rochelle in New Rochelle, New York for $21 million, plus customary pro-rated amounts and closing costs, from New Roc Hotels, LLC. The hotel will be managed by IHM pursuant to a 5-year management agreement.
     On October 12, 2010, the REIT, as parent guarantor and the Operating Partnership, as borrower (the “Borrower”), entered into a $85.0 million, three-year, secured revolving credit agreement (the “Credit Agreement”) with the lenders party thereto, Barclays Capital and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association acting as co-documentation agents.
     Subject to certain terms and conditions set forth in the Credit Agreement, the Borrower may increase the original principal amount of the Credit Agreement by an additional $25.0 million. Pursuant to the Credit Agreement, the Company and certain indirect subsidiaries of the Company guarantee to the Lenders all of the obligations of the Borrower under the Credit Agreement, any notes and the other loan documents, including any obligations under hedging arrangements. From time to time, the Borrower may be required to cause additional subsidiaries to become guarantors under the Credit Agreement.
     Availability under the Credit Agreement is based on the least of the following: (i) the aggregate commitments of all Lenders, (ii) a percentage of the “as-is” appraised value of qualifying borrowing base properties (subject to certain concentration limitations and other deductions) and (iii) a percentage of net operating income from qualifying borrowing base properties (subject to certain limitations and other deductions). The Credit Agreement is secured by each borrowing base property, including all personal property assets related thereto, and the equity interests of borrowing base entities and certain other subsidiaries of the Company. There are currently seven properties in the borrowing base under the Credit Agreement.
     The Credit Agreement provides for revolving credit loans to the Company. All borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Company, (i) the greater of (A) 1.25% plus a margin that fluctuates based upon the Company’s leverage ratio or (B) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that fluctuates based upon the Company’s leverage ratio; or (ii) the greatest of (A) 2.25%, (B) the prime lending rate as set forth on the Reuters Screen RTRTSY1 (or such other comparable publicly available rate if such rate no longer appears on the Reuters Screen RTRTSY1), (C) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus 1/2 of 1%, or (D) 1% plus the Eurodollar Rate (as defined in the Credit Agreement). The Credit Agreement also permits the issuance of letters of credit and provides for swing line loans.

     The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated and allow the Lenders to exercise all rights and remedies available to them with respect to the collateral.
     On November 3, 2010, the Company acquired the 145-room Homewood Suites by Hilton Carlsbad-North San Diego County in Carlsbad, CA for $32.0 million, plus customary pro-rated amounts and closing costs, from Royal Hospitality Washington, LLC and Lee Estates, LLC. The Hotel will be managed by IHM pursuant to a 5-year management agreement.
     The allocation of the purchase price of the hotels acquired after September 30, 2010 is based on preliminary estimates of fair value as follows (in thousands):

	Residence Inn	Homewood Suites
	New Rochelle	Carlsbad, CA	Total
Acquistion date	10/05/10	11/04/10

Land	$—	$3,900	$3,900
Building and improvements	20,281	27,520	47,801
Furniture, fixtures and equipment	434	580	1,014
Cash	3	4	7
Accounts receivable, net	46	—	46
Prepaid expenses and other assets	170	9	179
Accounts payable and accrued expenses	(36)	(13)	(49)

Net assets acquired	$20,898	$32,000	$52,898

Net assets acquired, net of cash	$20,895	$31,996	$52,891

     The following condensed pro forma financial information presents the results of operations as if the Residence Inn by Marriott® New Rochelle in New Rochelle, New York was acquired on January 1, 2010. Pro forma information for the Homewood Suites by Hilton® Carlsbad-North San Diego County in Carlsbad, CA is unavailable at this time and has not been included. Since the Company commenced operations on April 21, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expense and income taxes for the periods presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2010, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

For the nine months ended
September 30, 2010
Pro forma total revenues	$17,682
Pro forma total hotel expense	10,477
Pro forma total operating expenses	20,391

Pro forma operating income	(2,709)

Pro forma net loss	$(2,592)

Pro forma net loss per share:
Basic and diluted	$(0.28)

Weighted average Common Shares Outstanding
Basic and diluted	9,125,000

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Statement Regarding Forward-Looking Information
     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from offerings of our common shares, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission, or the “SEC”.
Overview
     We are a self-advised hotel investment company organized in October 2009. We raised gross proceeds of $172.5 million upon completion of our initial public offering of common shares (“IPO”) on April 21, 2010. We raised an additional $10 million through a concurrent private placement of our common shares with Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer. We had no operating assets on the date of our IPO.
     Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotel transactions. Consistent with our investment strategy, on April 23, 2010, two days after the completion of our IPO, we invested $73.5 million of the offering proceeds in the acquisition of a portfolio of six Homewood Suites by Hilton® hotels. During the three months ended September 30, 2010, we acquired five additional hotels comprising an aggregate of 568 rooms for approximately $82.3 million, funded by proceeds from our IPO and the assumption of $12.4 million of debt on two of the hotels. Subsequent to September 30, 2010, we acquired the 124-room Residence Inn by Marriott® New Rochelle, New York and the 145-room Homewood Suites by Hilton Carlsbad, California. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Summerfield Suites by Hyatt®, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.
     As of September 30, 2010, we have financed all 11 of our acquisitions with proceeds of our IPO and the assumption of $12.4 million of debt on two of our hotels. We financed the acquisition of the two hotels acquired subsequent to September 30, 2010 with the remaining proceeds from our IPO and borrowings under our recently completed credit facility. On October 28, 2010, we filed a Registration Statement on Form S-11 to issue additional common shares in an underwritten public offering. Proceeds from this offering will be used to pay down our credit facility, fund future acquisitions, capital improvements at our hotels and other general corporate purposes. We expect to fund subsequent acquisitions from both debt and equity sources.
     We intend to elect to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate the hotels that we acquire. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its

subsidiaries will lease our hotel properties to lessee subsidiaries (“TRS Lessees”) of our taxable REIT subsidiaries (“TRS”), who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees will be treated as a taxable REIT subsidiary for federal income tax purposes and will be evaluated for consolidation within our financial statements for accounting purposes. However, since we will control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis will be from the operations of our hotels. The earnings of the TRS Lessees will be subject to taxation as regular C corporations, as defined in the Code, reducing the TRS Lessees’ ability to pay dividends, and therefore our funds from operations and the cash available for distribution to our shareholders.
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
     Please refer to “Non-GAAP Financial Measures” for a detailed discussion of our use of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to net income or loss, a GAAP measurement.
Results of Operations
Industry outlook
     Operating performance for the U.S. lodging industry declined 16.7% in 2009, as reported by Smith Travel Research, due to the challenging economic conditions created by declining GDP, high levels of unemployment, low consumer confidence, the significant decline in home prices and a reduction in available credit. We believe that the hotel industry’s performance is correlated to the performance of the economy and with key economic indicators such as GDP growth, employment trends, corporate profits and consumer confidence improving, we expect a rebound in the performance of the hotel industry. After 19 consecutive months of declining year over year RevPAR, monthly RevPAR has been higher year over year since March, as reported by Smith Travel Research.
     While the U.S. hotel industry has shown improvement since the time of our IPO and we are encouraged by these improvements, industry operating performance remains significantly below pre-2008 levels. In addition to facing weakened operating performance, hotel owners have been adversely impacted by a significant decline in the availability of debt financing. We believe that the combination of a decline in operating performance and reduction in the availability of debt financing has caused hotel values to decline in recent years and will continue to lead to increased hotel loan foreclosures and distressed hotel property sales. In addition, we believe that the supply of new hotels is likely to remain low for the next several years due to limited availability of debt financing. Hotel industry operating performance historically has correlated with U.S. GDP growth, and a number of economists and government agencies currently predict that the U.S. economy will grow over the next several years. We believe that U.S. GDP growth, coupled with limited supply of new hotels, will lead to increases in lodging industry RevPAR and hotel operating profits.

Three months and nine months ended September 30, 2010
     Prior to April 21, 2010, operations had not commenced because we were in our developmental stage. For the third quarter and year to date of 2010, the Company had a net loss of $0.3 million, or a loss of $0.03 per diluted share and $0.9 million, or a loss of $0.17 per diluted share, respectively. For the quarter, FFO, Adjusted FFO, EBITDA and Adjusted EBITDA were $0.5 million, $2.0 million, $0.9 million and $2.3 million, respectively. Year to date, FFO, Adjusted FFO, EBITDA and Adjusted EBITDA were $0.3 million, $2.7 million, $0.9 million and $3.3 million, respectively.
     Results of operations for the three and nine months ended September 30, 2010 include the operating activities of the 11 hotels owned at September 30, 2010 since their acquisition.
Revenues
     Total revenue was $8.4 million and $13.0 million for the quarter and year to date, respectively. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have a meaningful food and beverage source or large group conference facilities. As such, room revenue was $8.1 million and $12.7 million for the quarter and year to date, respectively, which revenue comprised 97% of total revenue for the quarter and year to date. Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $0.2 million and $0.3 million for the quarter and year to date, respectively.
     Since room revenue is the primary component of total revenue, the Company’s revenue results are dependent on maintaining and improving occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table based on the period since our acquisition of the hotels:

	Quarter ended	Year to date
	September 30, 2010	September 30, 2010
Portfolio
ADR	$107.93	$106.32
Occupancy	74.3%	75.7%
RevPar	$80.21	$80.49
Hotel Operating Expenses
     Hotel operating expenses were $4.9 million and $7.6 million for the quarter and year to date, respectively. As a percentage of total revenue, hotel operating expenses were 59% and 58% for the quarter and year to date, respectively. Direct hotel operating expenses included rooms expense of $1.9 million and $3.0 million for the quarter and year to date, respectively. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $3.0 million and $4.6 million for the quarter and year to date, respectively.
Depreciation and Amortization
     Depreciation and amortization expense was $0.8 million and $1.2 million for the quarter and year to date, respectively. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.
Real Estate and Personal Property Taxes
     Total real estate and personal property taxes expenses were $0.5 million and $0.7 million for the quarter and year to date, respectively.
Corporate General and Administrative
     Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and LTIP awards. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses were $1.4 million and $2.3 million for the quarter and year to date, respectively. Payroll related costs were $0.4 million and $0.6 million and share based compensation was $0.4 million and $0.6 million for the quarter and year to date, respectively. During the quarter, payroll costs included expenses of $0.2 million and share-based compensation included an expense of $0.1 million related to the departure of the former CFO. Organization costs of $0 and $0.1 million are included in corporate general and administrative expenses for the quarter and year to date, respectively, and we do not expect these costs to recur as the costs were related to our start-up as an organization.
Hotel Property Acquisition Costs
     We incurred hotel property acquisition costs of $1.2 million and $2.2 million for the quarter and year to date, respectively. These expenses represent costs associated with the purchase of the eleven hotels owned at September 30, 2010, costs associated with the purchase of two hotels acquired subsequent to the end of the quarter as well as costs for potential hotel acquisitions. These acquisition-related costs are expensed when incurred rather than capitalized. Including the acquisitions completed subsequent to the end of the quarter, year to date acquisition costs were approximately 1% of total assets.
Interest Income
     Interest income on cash and cash equivalents was $0.1 million for the quarter and year to date, respectively.
Interest Expense
     Interest expense was $19 thousand for the quarter and year to date, respectively. In connection with the acquisition of two hotels during the quarter, we assumed two loans with a principal balance of approximately $12.4 million. The average interest rate of the two fixed rate loans is 5.9%.
Income Tax Expense
     Income tax expense was $0 and $46 thousand for the quarter and year to date, respectively. Our TRS’s are subject to income taxes and this expense is based on the taxable income of the TRS for the periods at a tax rate of approximately 40%.
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
     We further adjust FFO for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO such as hotel property acquisition costs and costs associated with the departure of our former CFO which are referred to as “other charges” below. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.
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
     We further adjust EBITDA for certain additional recurring and non-recurring items such as hotel property acquisition costs and costs associated with the departure of our former CFO which are referred to as “other charges” below. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.
     The following is a reconciliation between net loss to FFO and Adjusted FFO for the three and nine months ended September 30, 2010 (in thousands, except share data):

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2010	2010
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(288)	$(930)
Depreciation	798	1,200

FFO	510	270

Hotel property acquisition costs	1,161	2,165
Other charges included in general and administrative expenses	270	270

Adjusted FFO	$1,941	$2,705

Weighted average number of common shares
Basic	9,125,000	5,448,663
Diluted	9,125,000	5,448,663

     The following is a reconciliation between net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2010 (in thousands):

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2010	2010
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(288)	$(930)
Interest expense	19	19
Income tax expense	—	46
Depreciation and amortization	798	1,200
Share based compensation	406	630

EBITDA	935	965
Hotel property acquisition costs	1,161	2,165
Other charges included in general and administrative expenses	183	183

Adjusted EBITDA	$2,279	$3,313

Sources and Uses of Cash
     Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, debt repayments and distributions to equity holders.
     For the nine months ended September 30, 2010, net cash flows provided by operations were $1.7 million driven by EBITDA of $1.0 million as well as the timing of cash receipts and payments from our hotels. Net cash flows used in investing activities were $148.6 million, which represents the acquisition of the eleven hotels as well as additional improvements in those hotels of $0.9 million and $5.7 million of funds placed into escrows for future acquisitions and lender or manager required escrows. Net cash flows provided by financing activities were $173.7 million, comprised primarily from proceeds generated from the IPO and our concurrent private placement of common shares to our Chief Executive Officer, net of underwriting fees and offering costs paid or payable to third parties of $173.9 million.
     As of September 30, 2010, we had cash and cash equivalents of approximately $26.8 million. Subsequent to September 30, 2010, we used $19.0 million of cash and cash equivalents and $2.0 million of restricted cash on the acquisition of the Residence Inn New Rochelle, New York and paid $5.2 million of deferred underwriting fees once we had invested 85% of the IPO proceeds in hotel properties. Payment of the deferred underwriting fees was made on October 21, 2010. On October 29, 2010, we paid $1.7 million in third quarter dividends on our common shares and distributions on our LTIP units.
Liquidity and Capital Resources
     We intend to limit the outstanding principal amount of our consolidated indebtedness to not more than 35% of the investment in our hotel properties at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges), measured at the time the debt is incurred, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our board of trustees may modify or eliminate this policy at any time without the approval of our shareholders. Following completion of the hotel acquisitions described in Note 13 to our financial statements, we have fully invested the net proceeds of our IPO and the concurrent private placement of common shares to our Chief Executive Officer in hotel properties.
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility (see Note 13 to our financial statements). We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the U.S. Federal Tax Code. We expect to meet our long-term liquidity requirements whether in relation to investments in hotel properties or scheduled debt maturities through the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in the Operating Partnership or long-term secured and unsecured borrowings. The success of our acquisition strategy may depend, in part, on our ability to access additional capital through issuances of equity or debt securities.
     On October 12, 2010, the REIT, as parent guarantor and the Operating Partnership, as borrower (the “Borrower”), entered into a $85.0 million, three-year, secured revolving credit agreement (the “Credit Agreement”) with the lenders party thereto, Barclays Capital and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association acting as co-documentation agents.
     Subject to certain terms and conditions set forth in the Credit Agreement, the Borrower may increase the original principal amount of the Credit Agreement by an additional $25.0 million. Pursuant to the Credit Agreement, the Company and certain indirect subsidiaries of the Company guarantee to the Lenders all of the obligations of the Borrower under the Credit Agreement, any notes and the other loan documents, including any obligations under hedging arrangements. From time to time, the Borrower may be required to cause additional subsidiaries to become guarantors under the Credit Agreement.
     Availability under the Credit Agreement is based on the least of the following: (i) the aggregate commitments of all Lenders, (ii) a percentage of the “as-is” appraised value of qualifying borrowing base properties (subject to certain concentration limitations and other deductions) and (iii) a percentage of net operating income from qualifying borrowing base properties (subject to certain limitations and other deductions). The Credit Agreement is secured by each borrowing base property, including all personal property assets related thereto, and the equity interests of borrowing base entities and certain other subsidiaries of the Company. There are currently seven properties in the borrowing base under the Credit Agreement.
     The Credit Agreement provides for revolving credit loans to the Company. All borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Company, (i) the greater of (A) 1.25% plus a margin that fluctuates based upon the Company’s leverage ratio or (B) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that fluctuates based upon the Company’s leverage ratio; or (ii) the greatest of (A) 2.25%, (B) the prime lending rate as set forth on the Reuters Screen RTRTSY1 (or such other comparable publicly available rate if such rate no longer appears on the Reuters Screen RTRTSY1), (C) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus 1/2 of 1%, or (D) 1% plus the Eurodollar Rate (as defined in the Credit Agreement). The Credit Agreement also permits the issuance of letters of credit and provides for swing line loans.
     The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated and allow the Lenders to exercise all rights and remedies available to them with respect to the collateral.
Debt
     During the third quarter, we assumed $12.4 million of fixed rate mortgage loans in connection with two hotel acquisitions. The carrying value of the mortgage debt was approximately equal to the fair value of the debt on the date of assumption. The weighted average interest rate of the two loans is approximately 5.9%.
Financial Covenants
     The two mortgage loans we assumed contain financial covenants concerning the maintenance of a minimum debt service coverage ratio. The loan encumbering the Altoona hotel requires a minimum ratio of 1.5x and our ratio is 1.8x. The loan encumbering the Washington hotel requires a minimum ratio of 1.65x and our ratio is 2.6x. We are in compliance with these covenants at September 30, 2010.
Dividend Policy
     We are required to distribute at least 90% of our annual taxable income, excluding net capital gains, to our stockholders in order to maintain our qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by us to pay dividends on our common shares are provided through distributions from the Operating Partnership.
     Our current policy on common dividends is generally to distribute, over time, 100% of our annual taxable income. The amount of any dividends will be determined by our Board of Trustees. On September 27, 2010, our Board of Trustees declared a dividend of $0.175 per common share and LTIP unit. The dividends to our common shareholders and the distributions to our LTIP unit holders were paid on October 29, 2010 to holders of record as of October 15, 2010.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2010.
Contractual Obligations
     On October 12, 2010, the REIT, as parent guarantor and the Operating Partnership, as borrower (the “Borrower”), entered into a $85.0 million, three-year, secured revolving credit agreement (the “Credit Agreement”) with the lenders party thereto, Barclays Capital and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association acting as co-documentation agents.
     On October 5, 2010, the Company acquired the 124-room Residence Inn by Marriott® - New Rochelle in New Rochelle, New York for $21 million, plus customary pro-rated amounts and closing costs, from New Roc Hotels, LLC. The hotel will be managed by IHM pursuant to a 5-year management agreement. On November 3, 2010, the Company acquired the 145-room Homewood Suites by Hilton Carlsbad in Carlsbad, California for $32 million, plus customary pro-rated amounts and closing costs, from Royal Hospitality Washington, LLC and Lee Estates, LLC. The hotel will be managed by IHM pursuant to a 5-year management agreement.
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
     The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We do not believe that there are any facts or circumstances indicating impairment in the carrying value of any of our hotel properties.
     The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of September 30, 2010, the Company had no hotel properties held for sale.
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
     At September 30, 2010, our consolidated debt was comprised only of fixed interest rate loans. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$80	$334	$354	$375	$398	$10,894	$12,435	$12,346
Average interest rate	5.90%	5.90%	5.90%	5.90%	5.90%	5.91%	5.91%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     In connection with its formation and initial capitalization, on October 30, 2009, the Company issued 1,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, for $10.00 per share. These shares were repurchased by the Company in connection with completion of the IPO.
     Concurrently with the closing of the IPO on April 21, 2010, in a separate private placement pursuant to Regulation D under the Securities Act, the Company sold 500,000 of its common shares to Jeffrey H. Fisher at the public offering price of $20.00 per share.
Use of Proceeds
     Our registration statement on Form S-11, as amended (Registration No. 333-162889) (the “Registration Statement”), with respect to the IPO, registered up to $172.5 million of our common shares, par value $0.01 per share, and was declared effective on April 15, 2010. We sold a total of 8,625,000 common shares in the IPO, including 1,125,000 common shares issued and sold pursuant to the underwriters’ exercise of the overallotment option for gross proceeds of $172.5 million. The IPO was completed on April 21, 2010. As of the date of filing of this report, the IPO has terminated and all of the securities registered pursuant to the Registration Statement have been sold. The joint book-running managers of the IPO were Barclays Capital Inc. and FBR Capital Markets & Co. Co-managers of the IPO were Morgan Keegan & Company, Inc., Stifel, Nicolaus & Company, Incorporated, Credit Agricole Securities (USA) Inc. and JMP Securities LLC. The expenses of the IPO were as follows (in millions):

Underwriting discounts and commissions	$12.1
Expenses paid to or for our underwriters	0.0
Other expenses	1.7

Total underwriting discounts and expenses	$13.8

     All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or (iii) our affiliates.
     The net proceeds to us of the IPO were approximately $158.7 million, after payment in full of fees to the underwriters and offering expenses. In accordance with the underwriting agreement, $5.2 million of the underwriting discount and commissions were accrued and scheduled to be paid when we purchase hotel properties in accordance with our investment strategy in an amount equal to at least 85% of the amount of the net proceeds. Payment was made on October 21, 2010. Until that time, the net proceeds including the unpaid underwriting discount and commission were invested in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved
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

CHATHAM LODGING TRUST
Dated: November 9, 2010	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002