Form 10-K
period 2010-12-21
Chatham Lodging Trust
filed 2011-03-09
CIK 1476045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34693
Chatham Lodging Trust
(Exact name of registrant as specified in its charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
50 Cocoanut Row, Suite 216 Palm Beach, Florida (Address of Principal Executive Offices)	33480 (Zip Code)

(Registrant’s telephone number, including area code)
(561) 802-4477

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of the 9,208,750 common shares of beneficial interest held by non-affiliates of the registrant was $164,560,362.50 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2010.

The number of common shares of beneficial interest outstanding as of March 01, 2011 was 13,808,750.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2011) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

Chatham Lodging Trust

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include those discussed in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein.

All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

PART I

Item 1.	Business

Overview

Chatham Lodging Trust was formed as a Maryland real estate investment trust on October 26, 2009 and intends to elect to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2010. We are internally-managed and were organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

We completed our initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), we sold 500,000 of our common shares to Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.

We had no operations prior to the consummation of the IPO. Following the closing of the IPO, we contributed the net proceeds from the IPO and the concurrent private placement, together with the proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of our assets are held by and all of our operations are conducted through the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of the limited partnership interest in the Operating Partnership. Certain of our executive officers hold unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on the accompanying consolidated balance sheet.

On February 8, 2011, we completed a public offering that resulted in the sale of 4,600,000 common shares at $16.00 per share, generating $73.6 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $69.0 million.

As of December 31, 2010, we owned 13 hotels with an aggregate of 1,650 rooms located in 9 states. To qualify as a REIT, we cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotels to wholly owned lessee subsidiaries of our taxable REIT subsidiaries (“TRS Lessees”). Each hotel is leased to a TRS under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. Our TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for our hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 5 hotels, Homewood Suites Management LLC (“IAH Manager”), a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages 6 hotels and Concord Hospitality Enterprises Company (“Concord”) manages 2 hotels.

Our portfolio includes upscale extended-stay hotels that operate under the Homewood Suites by Hilton® brand (seven hotels) and Residence Inn by Marriott® brand (three hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (one hotel), the Hampton Inn and Suites by Hilton® brand (one hotel) and the SpringHill Suites by Marriott® brand (one hotel).

Upscale extended-stay hotels typically have the following characteristics:

•	principal customer base includes business travelers who are on extended assignments and corporate relocations;

•	services and amenities include complimentary breakfast and evening hospitality hour, high-speed internet access, in-room movie channels, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and

•	physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities.

We also invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn and Suites® and SpringHill Suites by Marriott®. The service and amenity offerings of these hotels typically include complimentary breakfast, high-speed internet access, local calls, in-room movie channels, and daily linen and room cleaning service.

We focus primarily on hotels in the 25 largest metropolitan markets in the United States. We believe that current market conditions create attractive opportunities to acquire high quality hotels at cyclically low prices that will benefit from an improving economy and our aggressive asset management.

The following sets forth certain information with respect to our 13 wholly-owned hotels at December 31, 2010:

							Purchase
		Management	Date of	Year	Number of	Purchase	Price per	Assumed
Property	Location	Company	Acquisition	Opened	Rooms	Price	Room	Debt
							(Unaudited)

Homewood Suites by Hilton Boston-Billerica/Bedford/Burlington	Billerica, Massachusetts	Hilton	April 23, 2010	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Hilton	April 23, 2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	Hilton	April 23, 2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Hilton	April 23, 2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	Hilton	April 23, 2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Hilton	April 23, 2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	November 3, 2010	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	July 2, 2010	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	August 24, 2010	2001	105	$11.3 million	$107,619	$7.0 million
Sprinthill Suites Washington	Washington, Pennsylvania	Concord	August 24, 2010	2000	86	$12.0 million	$139,535	$5.4 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	August 3, 2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	September 23, 2010	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	October 5, 2010	2000	124	$21.0 million	$169,355	—
Total/Weighted Average					1,650	$208.8 million	$126,606	$12.4 million

On January 31, 2011, we entered into a contract to purchase a hotel located in the greater Pittsburgh, Pennsylvania area for a total purchase price of approximately $24.9 million.

Business Strategy

Our primary objective is to generate attractive returns for our shareholders through investing in hotel properties at prices that provide strong returns on invested capital, paying dividends and generating long-term value appreciation. We believe we can create long-term value by pursuing the following strategies:

•	Disciplined acquisition of hotel properties: We invest primarily in premium-branded upscale extended-stay and select-service hotels with a focus on the 25 largest metropolitan markets in the United States. We focus on acquiring hotel properties at prices below replacement cost in markets that have strong demand generators and where we expect demand growth will outpace new supply. We also seek to acquire properties that we believe are undermanaged or undercapitalized. We currently do not intend to engage in new hotel development.

•	Opportunistic hotel repositioning: We employ value-added strategies, such as re-branding, renovating, or changing management, when we believe such strategies will increase the operating results and values of the hotels we acquire.

•	Aggressive asset management: Although as a REIT we cannot operate our hotels, we proactively manage our third-party hotel managers in seeking to maximize hotel operating performance. Our asset management activities seek to ensure that our third-party hotel managers effectively utilize franchise brands’ marketing programs, develop effective sales management policies and plans, operate properties efficiently, control costs, and develop operational initiatives for our hotels that increase guest satisfaction. As part of our asset management activities, we regularly review opportunities to reinvest in our hotels to maintain quality, increase long-term value and generate attractive returns on invested capital.

•	Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize both brand-affiliated management companies and independent management companies, including IHM, a hotel management company 90% owned by Mr. Fisher that currently manages five of our hotels. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•	Selective investment in hotel debt: We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to limit our consolidated indebtedness, net of cash, to not more than 35% of our investment in hotel properties at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) measured at the time we incur debt, and a subsequent decrease in property values will require us to repay debt. Over time, we intend to finance our growth with issuances of common and preferred shares and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

When purchasing hotel properties, we may issue limited partnership interests in our operating partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares.

Competition

We face competition for the acquisition and investment in hotel properties from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these entities have substantially greater financial and operational resources than we have. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us and increase the cost of acquiring our targeted hotel properties.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which they operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

Seasonality

Depending on a hotel’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or borrowings under our credit facility to make distributions to our equity holders.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business, and each is adequately covered by insurance.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and one or more properties may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Regulations

Under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner’s liability therefore as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect the owner’s ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on our return from such investment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by release of hazardous substances and for property contamination. For instance, a person exposed to asbestos while working at or staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental issues restrict the use of a property or place conditions on various activities. One example is laws that require a business using chemicals to manage them carefully and to notify local officials if regulated spills occurs.

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest, such surveys are limited in scope and there can be no assurance that there are no hazardous or toxic substances on such property that we would purchase. We cannot assure you that:

•	future laws, ordinances or regulations will not impose material environmental liability; or

•	the current environmental condition of a hotel will not be affected by the condition of properties in the vicinity of the hotel (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Tax Status

Upon filing our federal income tax return for our short taxable year ended December 31, 2010, we will elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the“Code”). Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares of beneficial interest. We believe that we were organized in conformity with the requirements for qualification as a REIT under the Code and that our current and intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2010 and continuing thereafter.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our TRS Lessees will be fully subject to federal, state and local corporate income tax.

Hotel Management Agreements

We assumed the existing hotel management agreements in place at six of our hotels — the Boston-Billerica Homewood Suites, Minneapolis-Bloomington Homewood Suites, Nashville-Brentwood Homewood Suites, Dallas Homewood Suites, Hartford-Farmington Homewood Suites and Orlando-Maitland Homewood Suites — all of which are managed by Promus Hotels, Inc., a subsidiary of Hilton Hotels Worldwide (“Hilton”). Each of these hotel management agreements became effective on December 20, 2000, has an initial term of 15 years and may be renewed for an additional five-year period at the manager’s option by written notice to us no later than 120 days prior to the expiration of the initial term.

Under these six hotel management agreements, the manager receives a base management fee equal to 2% of the hotel’s gross room revenue and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income, less fixed costs, base management fees, agreed-upon return on the owner’s original investment and debt service payments. In addition to the management fee, a franchise royalty fee equal to 4% of the hotel’s gross room revenue and program fees equal to 4% of the hotel’s gross room revenue are also payable to Hilton. See “Hotel Franchise Agreements”. Prior to April 23, 2013, each of these six management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event we undergo a change in control. If the new owner does not assume the existing management agreement and does not obtain a Homewood Suites franchise license upon such a change of control, we will be required to pay a termination fee to the manager. Beginning on April 23, 2013, we may terminate the six Hilton management agreements upon six months notice to the manager without payment of a termination fee. If we were to terminate the management agreements prior to the termination date, we would be responsible for paying termination fees to the manager.

Our management agreements with Concord, the manager of the Altoona, Pennsylvania Courtyard and the Washington, Pennsylvania SpringHill Suites, provide for base management fees equal to 4% of the managed hotel’s gross room revenue. The initial ten-year term of each management agreement expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by our TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If we were to terminate the management agreements during the first nine years of the term other than for breach or default by the manager, we would be responsible for paying termination fees to the manager.

All of our remaining hotels, as well as a hotel we currently have under contract to purchase, are or will be managed by IHM, which is 90% owned by Mr. Fisher. Our management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at our option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues, an accounting fee of $1,000 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Hotel Franchise Agreements

Our TRS Lessees have entered into franchise agreements for our hotels and will enter into a new franchise agreement for the hotel we have under contract to purchase. Our TRS Lessees have entered into new hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, as manager for our six Homewood Suites by Hilton® hotels. Each of the new hotel franchise agreements has an initial term of 15 years and may be renewed for an additional 5-year term.

These Hilton hotel franchise agreements provide for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.

Our TRS Lessees have entered into franchise agreements with Marriott International, Inc., (“Marriott”), relating to our Residence Inn properties in Holtsville, New York, New Rochelle, New York and White Plains, New York, our Courtyard property in Altoona, Pennsylvania and our SpringHill Suites property in Washington, Pennsylvania. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2030. None of the agreements has a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, our TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.

The Hampton Inn & Suites® Houston-Medical Center is governed by a franchise agreement with Hampton Inns Franchise LLC, (“Hampton Inns”). The franchise agreement has an initial term of approximately 10 years and expires on July 31, 2020. There is no renewal option. The Hampton Inns franchise agreement provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fee equal to 5% of the hotel’s gross rooms revenue. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.

The Carlsbad-North San Diego County hotel is governed by a franchise agreement with Promus Homewood Suites Franchise LLC. The franchise agreement has an initial term of 18 years and is non-renewable. The franchise agreement provides for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The franchise agreement has no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements.

Ground Leases

The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel as follows with base rent equal to approximately $6 thousand per month when monthly occupancy is less than 85% and can increase up to approximately $20 thousand per month if occupancy is 100%, which rent shall be increased on an annual basis by two and one-half percent (2.5%).

In connection with the New Rochelle hotel, there is an air rights lease and garage lease that expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in the parking garage that is attached to the hotel. The annual base rent for the leases is our proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs.

The following is a schedule of the minimum future obligation payments required under the ground, air rights and garage leases (in thousands):

2011	201
2012	203
2013	205
2014	207
2015	210
Thereafter	11,871

Total	12,897

Condominium Leases

The White Plains hotel is part of a condominium known as La Reserva Condominium (the “Condominium”). The Condominium is comprised of 143 residential units and four commercial units. The four commercial units are owned by us and are part of the White Plains hotel. The White Plains hotel is comprised of 129 of the residential units owned by us and four residential units leased by us from unaffiliated third party owners. The remaining 10 residential units are owned and occupied by unaffiliated third party owners.

We lease 4 residential units in the White Plains hotel from individual owners (the “Condo Owner”). The lease agreements are for 6 years with a one-time 5 year renewal option. The White Plains hotel shall have the right to sublease the unit to any third party (a “Hotel Guest”) for such rent and on such terms as the White Plains hotel may determine. Each Condo Owner may reserve the unit for seven (7) days in any calendar quarter or two (2) weeks in any calendar year. The White Plains hotel will have no obligation to pay rent during such period. Each Condo Owner is also obligated to reimburse the White Plains hotel for renovations that were completed in 2008. Minimum annual rents payable to the Condo Owner are approximately $70 thousand per year and amounts receivable from the Condo Owner for its renovation reimbursements are approximately $11 thousand per year, subject to a balloon repayment at the end of the lease term of any remaining reimbursements. The White Plains hotel is responsible for paying assessments to the Condominium association on a monthly basis for all residential units owned and leased. The White Plains hotel provides certain services to the Condominium association for housekeeping, maintenance and certain other services and receives compensation from the Condominium association for said services.

Employees

As of March 7, 2011, we had five employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement.

Available Information

Our Internet website is www.chathamlodingtrust.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3,4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, our website includes corporate governance information, including the charters for committees of the Board of Trustees, our Corporate Governance Guidelines, Conflict of Interest Policy and our Code of Business Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Chatham Lodging Trust, 50 Cocoanut Row, Suite 216, Palm Beach, FL 33480. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Item 1A.	Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, our ability to make cash distributions to our shareholders could be impaired and the trading price of our common shares could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation.

Risks Related to Our Business

We have limited operating history, which may affect our ability to generate sufficient operating cash flows to make or sustain distributions to our shareholders.

We were organized in October 2009 and have limited operating history. Our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of acquisition opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, readily accessible short-term and long-term financing on favorable terms and conditions in the financial markets, the real estate market, the hotel industry and the economy. We cannot assure you that we will be able to acquire properties with attractive returns or will not seek properties with greater risk to obtain the same level of returns or that the value of our properties in the future will not decline substantially.

The purchase of the property we have under contract may not be consummated in a timely manner or at all.

We have entered into an agreement to purchase a hotel located in the greater Pittsburgh, Pennsylvania area. The closing of the purchase of this hotel is subject to satisfaction of customary closing requirements and conditions and there is no assurance that it will be consummated in a timely manner or at all. This transaction, whether or not it is successful, requires substantial time and attention from management. Furthermore, this potential acquisition requires significant expense, including expenses for due diligence, legal fees and related overhead. To the extent we do not acquire this hotel, these expenses will not be offset by revenues from this property. If we do not consummate this acquisition in a timely manner or at all, our financial results would be adversely affected.

Our investment policies are subject to revision from time to time in our board’s discretion, which could diminish shareholder returns below expectations.

Our investment policies may be amended or revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors’ expectations.

We depend on the efforts and expertise of our key executive officers whose continued service is not guaranteed.

We depend on the efforts and expertise of our chief executive officer, as well as our other senior executives, to execute our business strategy. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our business.

If we are unable to successfully manage our growth, our operating results and financial condition could be adversely affected.

Our ability to grow our business depends upon our senior executive officers’ business contacts and their ability to successfully hire, train, supervise and manage additional personnel. We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operating results and financial condition could be adversely affected.

Our future growth depends on obtaining new financing and if we cannot secure financing in the future, our growth will be limited.

The success of our growth strategy depends on access to capital through use of excess cash flow, borrowings or subsequent issuances of common shares or other securities. Acquisitions of new hotel properties will require significant additional capital and existing hotels require periodic capital improvement initiatives to remain competitive. We may not be able to fund acquisitions or capital improvements solely from cash provided from our operating activities because we must distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to satisfy the requirements for qualification as a REIT for federal income tax purposes. As a result, our ability to fund capital expenditures for acquisitions through retained earnings is very limited. Our ability to grow through acquisitions of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on capital markets conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Although we are in various stages of reviewing and negotiating a number of potential hotel properties for potential acquisition, we may be unable to invest proceeds from offerings of our securities.

We will have broad authority to invest the net proceeds of any offering of our securities in any real estate investments that we may identify in the future, and we may use those proceeds to make investments with which you may not agree. In addition, our investment policies may be amended or revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. These factors will increase the uncertainty, and thus the risk, of investing in our common shares. Our failure to apply the net proceeds of any offering effectively or to find suitable hotel properties to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses.

Until appropriate investments can be identified, we may invest the net proceeds of any offering of our securities in interest-bearing short-term securities or money-market accounts that are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we seek to achieve from our hotel properties. We may be unable to invest the net proceeds on acceptable terms, or at all, which could delay shareholders from receiving an appropriate return on their investment. We cannot assure you that we will be able to identify properties that meet our investment criteria, that we will successfully consummate any investment opportunities we identify, or that investments we may make will generate income or cash flow.

We must rely on third-party management companies to operate our hotels in order to qualify as a REIT under the Code and, as a result, we have less control than if we were operating the hotels directly.

In order for us to qualify as a REIT, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. The TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input into operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. Jeffrey H. Fisher, our chief executive officer, controls IHM, a hotel management company that currently manages five of our hotels and may manage additional hotels that we acquire in the future. See “Conflicts of interest could result in future business transactions between us and affiliates owned by our Chief Executive Officer” below.

Our management agreements could adversely affect the sale or financing of hotel properties and, as a result, our operating results and ability to make distributions to our shareholders could suffer.

While we would prefer to enter into flexible management contracts that will provide us with the ability to replace hotel managers on relatively short notice and with limited cost, we may enter into, or acquire properties subject to, management contracts that contain more restrictive covenants. For example, the terms of some management agreements may restrict our ability to sell a property unless the purchaser is not a competitor of the manager and assumes the related management agreement and meets specified other conditions. Also, the terms of a long-term management agreement encumbering our properties may reduce the value of the property. If we enter into or acquire properties subject to any such management agreements, we may be precluded from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense, which could adversely affect our operating results and our ability to make distributions to shareholders. Moreover, the management agreements that we use in connection with hotels managed by IHM were not negotiated on an arm’s-length basis due to Mr. Fisher’s control of IHM and therefore may not contain terms as favorable to us as we could obtain in an arm’s-length transaction with a third party. See “Conflicts of interest could result in future business transactions between us and affiliates owned by our Chief Executive Officer” below.

Our franchisors could cause us to expend additional funds on upgraded operating standards, which may reduce cash available for distribution to shareholders.

Our hotels operate under franchise agreements, and we may become subject to the risks that are found in concentrating our hotel properties in one or several franchise brands. Our hotel operators must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Pursuant to certain of the franchise agreements, certain upgrades are required every five to six years, and the franchisors may also impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its “frequent guest’ program, which can add substantial expense for the hotel. The franchisors also may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our shareholders.

Our franchisors may cancel or fail to renew our existing franchise licenses, which could adversely affect our operating results and our ability to make distributions to shareholders.

Our franchisors periodically inspect our hotels to confirm adherence to the franchisors’ operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. We rely on our operators to conform to operational standards. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise or adverse developments with respect to a franchise brand under which our hotels operate could also have a material adverse effect on our financial condition, results of operations and cash available for distribution to shareholders.

Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make and maintain distributions to our shareholders.

As a REIT, we are required to distribute at least 90% of our taxable income each year to our shareholders (determined before the deduction for dividends paid and excluding any net capital gains). In the event of downturns in our operating results and financial performance or unanticipated capital improvements to our hotels (including capital improvements that may be required by franchisors), we may be unable to declare or pay distributions to our shareholders, or maintain our then-current dividend rate. The timing and amount of distributions are in the sole discretion of our board of trustees, which considers, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. We cannot assure you we will generate sufficient cash in order to continue to fund distributions.

Among the factors which could adversely affect our results of operations and distributions to shareholders are reductions in hotel revenues; increases in operating expenses at the hotels leased to our TRS Lessees; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at hotels and could directly affect us negatively by:

•	reducing the hotel revenue that we recognize with respect to hotels leased to our TRS lessees; and

•	correspondingly reducing the profits (or increasing the loss) of hotels leased to our TRS lessees. We may be unable to reduce many of our expenses in tandem with revenue declines, (or we may choose not to reduce them for competitive reasons), and certain expenses may increase while our revenue declines.

Future debt service obligations could adversely affect our overall operating results or cash flow and may require us to liquidate our properties, which could adversely affect our ability to make distributions to our shareholders and our share price.

We intend to use secured and unsecured debt to finance long-term growth. While we intend to target overall debt levels of not more than 35% of our investment in hotel properties at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges), our board of trustees may change this financing policy at any time without shareholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring additional debt could subject us to many risks, including the risks that:

•	operating cash flow will be insufficient to make required payments of principal and interest;

•	our leverage may increase our vulnerability to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our shareholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

•	the terms of our debt may limit our ability to make distributions to our shareholders.

If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

If we are unable to repay our debt obligations in the future, we may be forced to refinance debt or dispose of or encumber our assets, which could adversely affect distributions to shareholders.

If we do not have sufficient funds to repay our outstanding debt at maturity, or before maturity in the event we breach our debt agreements and our lenders exercise their right to accelerate repayment, we may be required to refinance the debt through additional debt or additional equity financings. Covenants applicable to our existing and future debt could impair our planned investment strategy and, if violated, result in a default. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. We have placed mortgages on certain of our hotel properties to secure our credit facility, have assumed mortgages on two other hotels we acquired, and may place additional mortgages on certain of our hotels to secure other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our hotel properties that are pledged to secure our obligations to foreclosure.

Interest expense on our debt may limit our cash available to fund our growth strategies and shareholder distributions.

Higher interest rates could increase debt service requirements on debt under our credit facility and any floating rate debt that we incur in the future and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. Interest expense on our credit facility is based on floating interest rates.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make shareholder distributions.

We may obtain in the future one or more forms of interest rate protection — in the form of swap agreements, interest rate cap contracts or similar agreements — to hedge against the possible negative effects of interest rate fluctuations. However, such hedging implies costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations there under. Furthermore, any such hedge agreements would subject us to the risk of incurring significant non-cash losses on our hedges due to declines in interest rates if our hedges were not considered effective under applicable accounting standards.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and disputes between us and our joint venture partners.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture.

Disputes between us and partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

We may from time to time make distributions to our shareholders in the form of our common shares, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.

Although we have no current intention to do so, we may in the future distribute taxable dividends that are payable in cash or common shares at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.

We have adopted a policy that any transaction, agreement or relationship in which any of our trustees, officers or employees has a direct or indirect pecuniary interest must be approved by a majority of our disinterested trustees. Other than this policy, however, we have not adopted and may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.

Conflicts of interest could result in future business transactions between us and affiliates owned by our Chief Executive Officer.

Our chief executive officer, Mr. Fisher, owns 90% of IHM, a hotel management company that currently manages five of our hotels and may manage additional hotels that we acquire in the future. Because Mr. Fisher is our Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Risks Related to the Lodging Industry

The lodging industry has experienced recent significant declines and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our future hotel properties and therefore the net operating profits of our TRSs. The current global economic downturn has led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

A substantial part of our business strategy is based on the belief that the lodging markets in which we invest will experience improving economic fundamentals in the future. We anticipate that recovery will lag an improvement in economic conditions. However, we cannot predict the severity or length of the global economic downturn or the extent to which lodging industry fundamentals will improve. In the event conditions in the industry do not improve when and as we expect, or deteriorate, our ability to execute our business strategy would be adversely affected, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Our ability to make distributions to our shareholders may be affected by various operating risks common in the lodging industry.

Hotel properties are subject to various operating risks common to the hotel industry, many of which are beyond our control, including:

•	competition from other hotel properties in our prospective markets, some of which may have greater marketing and financial resources;

•	an over-supply or over-building of hotel properties in our prospective markets, which could adversely affect occupancy rates and revenues;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	necessity for periodic capital reinvestment to repair and upgrade hotel properties;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•	adverse effects of a downturn in the economy or in the hotel industry; and

•	risk generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

These factors could reduce the net operating profits of our TRS Lessees and the rental income we receive from our TRS Lessees, which in turn could adversely affect our ability to make distributions to our shareholders.

Competition for acquisitions may reduce the number of properties we can acquire.

We compete for hotel investment opportunities with competitors that may have a different tolerance for risk or have substantially greater financial resources than are available to us. This competition may generally limit the number of hotel properties that we are able to acquire and may also increase the bargaining power of hotel owners seeking to sell, making it more difficult for us to acquire hotel properties on attractive terms, or at all.

Competition for guests may lower our hotels’ revenues and profitability.

The upscale extended-stay and mid-price segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. Many competitors will have substantially greater marketing and financial resources than our operators or us. New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

The seasonality of the hotel industry may cause fluctuations in our quarterly revenues that cause us to borrow money to fund distributions to shareholders.

Some hotel properties have business that is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in revenues. Quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in order to offset these fluctuations in revenue and to make distributions to shareholders.

The cyclical nature of the lodging industry may cause the return on our investments to be substantially less than we expect.

The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Decline in lodging demand, or a continued growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Due to our concentration in hotel investments, a downturn in the lodging industry would adversely affect our operations and financial condition.

Our entire business is related to the hotel industry. Therefore, a downturn in the hotel industry, in general, will have a material adverse effect on our revenues, net operating profits and cash available to distribute to shareholders.

The ongoing need for capital expenditures at our hotel properties may adversely affect our financial condition and limit our ability to make distributions to our shareholders.

Hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders require us to set aside amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	possibility that revenues will be reduced temporarily while rooms or restaurants offered are out of service due to capital improvement projects;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available on affordable terms;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	disputes with franchisors/managers regarding compliance with relevant management/franchise agreements.

The costs of all these capital improvements could adversely affect our financial condition and amounts available for distribution to our shareholders.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.

Potential future outbreaks of contagious diseases, such as H1N1, could have a material adverse effect on our revenues and results of operations due to decreased travel, especially in areas significantly affected by the disease.

The widespread outbreak of infectious or contagious disease in the United States, such as the H1N1 influenza, could reduce travel and adversely affect the hotel industry generally and our business in particular.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our shareholders.

We maintain comprehensive insurance on each of our hotel properties, including liability, terrorism, fire and extended coverage, of the type and amount customarily obtained for or by hotel property owners. There can be no assurance that such coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods and losses from foreign terrorist activities such as those on September 11, 2001 or losses from domestic terrorist activities such as the Oklahoma City bombing may not be insurable or may not be insurable on reasonable economic terms. Lenders may require such insurance and failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

In the event of a substantial loss, insurance coverage may not be sufficient to cover the full current market value or replacement cost of the lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we invested in a hotel property, as well as the anticipated future revenue from that particular hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Noncompliance with environmental laws and governmental regulations could adversely affect our operating results and our ability to make distributions to shareholders.

Under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner’s liability therefore as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect the owner’s ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on our return from such investment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by release of hazardous substances and for property contamination. For instance, a person exposed to asbestos while working at or staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental issues restrict the use of a property or place conditions on various activities. One example is laws that require a business using chemicals to manage them carefully and to notify local officials if regulated spills occurs.

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest, such surveys are limited in scope and there can be no assurance that there are no hazardous or toxic substances on such property that we would purchase. We cannot assure you:

•	that future laws, ordinances or regulations will not impose material environmental liability; or

•	that the current environmental condition of a hotel will not be affected by the condition of properties in the vicinity of the hotel (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Compliance with the ADA and other changes in governmental rules and regulations could substantially increase our cost of doing business and adversely affect our operating results and our ability to make distributions to our shareholders.

Our hotel properties are subject to the ADA. Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Although we intend to continue to acquire assets that are substantially in compliance with the ADA, we may incur additional costs of complying with the ADA at the time of acquisition and from time-to-time in the future to stay in compliance with any changes in the ADA. A number of additional federal, state and local laws exist that also may require modifications to our investments, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. If we were required to make substantial modifications at our properties to comply with the ADA or other changes in governmental rules and regulations, our ability to make expected distributions to our shareholders could be adversely affected.

The Employee Free Choice Act could substantially increase our cost of doing business and adversely affect our operating results and our ability to make distributions to shareholders.

A number of members of the U.S. Congress and President Obama have stated that they support the Employee Free Choice Act, which, if enacted, would discontinue the current practice of having an open process where both the union and the employer are permitted to educate employees regarding the pros and cons of joining a union before having an election by secret ballot. Under the Employee Free Choice Act, employees would only hear the union’s side of the argument before making a commitment to join the union. The Employee Free Choice Act would permit unions to quietly collect employee signatures supporting the union without notifying the employer and permitting the employer to explain its views before a final decision is made by the employees. Once a union has collected signatures from a majority of the employees, the employer would have to recognize, and bargain with, the union. If the employer and the union fail to reach agreement on a collective bargaining contract within a certain number of days, both sides would be forced to submit their respective proposals to binding arbitration and a federal arbitrator would be permitted to create an employment contract binding on the employer. If the Employee Free Choice Act is enacted, a number of the hotel properties we own or seek to acquire could become unionized.

Generally, unionized hotel employees are subject to a number of work rules that could decrease operating margins at the unionized hotels. If that is the case, we believe that the unionization of hotel employees at hotels that we acquire may result in a significant decline in hotel profitability and value, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

General Risks Related to Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties and adversely affect our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, such as those that occurred on September 11, 2001.

We may seek to sell hotel properties in the future. There can be no assurance that we will be able to sell any hotel property on acceptable terms.

Currently, limited credit is available to purchasers of hotel properties and financing structures such as CMBS, which have been used to finance many hotel acquisitions in recent years, have been reduced. If financing for hotel properties is not available or is not available on attractive terms, it will adversely impact the ability of third parties to buy our hotels. As a result, we may hold our hotel properties for a longer period than we would otherwise desire and may sell hotels at a loss.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to shareholders.

Increases in our property taxes would adversely affect our ability to make distributions to our shareholders.

Hotel properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. In particular, our property taxes could increase following our hotel purchases as the acquired hotels are reassessed. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our shareholders could be materially and adversely affected and the market price of our common shares could decline.

Our hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which hotel guests or employees could be exposed at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which could be costly. In addition, exposure to mold by guests or employees, management company employees or others could expose us to liability if property damage or health concerns arise.

Risks Related to Our Organization and Structure

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law generally, a trustee is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, trustees are presumed to have acted with this standard of care. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated

Our bylaws obligate us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.

Provisions of Maryland law may limit the ability of a third party to acquire control of our Company and may result in entrenchment of management and diminish the value of our common shares.

Certain provisions of the Maryland General Corporation Law (“MGCL”) applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“Business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes special appraisal rights and special shareholder voting requirements on these combinations; and

•	“Control share” provisions that provide that our “control shares” (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition”

(defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

Provisions of our declaration of trust may limit the ability of a third party to acquire control of our Company and may result in entrenchment of management and diminish the value of our common shares.

Our declaration of trust authorizes our board of trustees to issue up to 500,000,000 common shares and up to 100,000,000 preferred shares. In addition, our board of trustees may, without shareholder approval, amend our declaration of trust to increase the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of trustees may authorize the issuance of additional shares or establish a series of common or preferred shares that may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our shares, even if shareholders believe that a change of control is in their interest.

Failure to make required distributions would subject us to tax.

In order for federal corporate income tax not to apply to earnings that we distribute, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined before the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code. Our only source of funds to make these distributions comes from distributions that we will receive from our operating partnership. Accordingly, we may be required to borrow money, sell assets, use the proceeds from this offering or make taxable distributions of our capital shares or debt securities, to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would subject us to federal income tax and potentially to state and local taxes.

We intend to elect to be taxed as a REIT for federal income tax purposes, commencing with our short taxable year ended December 31, 2010 upon the filing of our federal income tax return for that year. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares of beneficial interest. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify, which would negatively impact the value of our common shares.

Our TRS Lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to shareholders.

Our leases with our TRS Lessees require our TRS Lessees to pay us rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS Lessees’ ability to pay us rent due under the leases, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs, property taxes, insurance costs and other operating expenses.

Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

The formation of our TRS Lessees increases our overall tax liability.

Our TRS Lessees are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS Lessees, net of the operating expenses for such hotel properties and rent payments to us. Accordingly, although our ownership of our TRS Lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS Lessees is available for distribution to us.

Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

If our leases with our TRS lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we will be required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS lessees, which we anticipate will constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify for REIT status.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15% currently (through the end of 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our TRS Lessees. A TRS Lessee will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent the TRS Lessee leases properties from us that are managed by an “eligible independent contractor.”

We believe that the rent paid by our TRS Lessee is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as taxable REIT subsidiaries for federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the IRS were successful in challenging this treatment, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless certain relief provisions applied.

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS Lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common shares.

In order to satisfy the requirements for REIT qualification, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2011 taxable year. To assist us to satisfy the requirements for our REIT qualification, our declaration of trust contains an ownership limit on each class and series of our shares. Under applicable constructive ownership rules, any common shares owned by certain affiliated owners generally will be added together for purposes of the common share ownership limit, and any shares of a given class or series of preferred shares owned by certain affiliated owners generally will be added together for purposes of the ownership limit on such class or series.

If anyone transfers shares in a way that would violate the ownership limit, or prevent us from qualifying as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or our continued qualification as a REIT, then the initial intended transfer shall be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the ownership limit or the other restrictions on transfer in our declaration of trust bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests applicable to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

The ability of our board of trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

The ability of our board of trustees to change our major policies may not be in your interest.

Our board of trustees determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to shareholders and our continued qualification as a REIT. Our board may amend or revise these and other policies and guidelines from time to time without the vote or consent of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their opinion on our internal control over financial reporting. While we intend to undertake substantial work to prepare for compliance with Section 404, we cannot be certain that we will be successful in implementing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we rapidly grow our business and acquire new hotel properties with existing internal controls that may not be consistent with our own, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. In particular, we will need to establish, or cause our third party hotel managers to establish, controls and procedures to ensure that hotel revenues and expenses are properly recorded at our hotels. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Any such failure could cause investors to lose confidence in our reported financial information and adversely affect the market value of our common shares or limit our access to the capital markets and other sources of liquidity.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by the risk factors described in this prospectus. We currently do not expect to use the proceeds from this offering to make distributions to our shareholders. Subject to satisfying the requirements for REIT qualification, we intend over time to make regular quarterly distributions to our shareholders. Our board of trustees has the sole discretion to determine the timing, form and amount of any distributions to our shareholders. Our board of trustees makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to invest the proceeds of the offering;

•	our inability to realize attractive returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to continue to make distributions to our shareholders or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common shares. In addition, prior to the time we have fully invested the net proceeds of this offering, we may fund our quarterly distributions out of such net proceeds. The use of our net proceeds for distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each shareholder’s basis in its common shares. We also could use borrowed funds or proceeds from the sale of assets to fund distributions.

In addition, distributions that we make to our shareholders are generally taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

The market price of our equity securities may vary substantially, which may limit your ability to liquidate your investment.

The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the price of our shares in public trading markets is the annual yield from distributions on our common or preferred shares as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to shareholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our equity securities.

Other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common shares or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza, avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes.

Because we have a limited equity market capitalization and our common shares are traded in low volumes, the stock market price of our common shares is susceptible to fluctuation to a greater extent than companies with larger market capitalization. As a result, your ability to liquidate your investment may be limited and the sale of common shares in this offering could cause the stock market price of our common shares to decline.

The number of shares available for future sale could adversely affect the market price of our common shares.

We cannot predict the effect, if any, of future sales of common shares, or the availability of common shares for future sale, on the market price of our common shares. Sales of substantial amounts of common shares (including shares issued to our trustees and officers), or the perception that these sales could occur, may adversely affect prevailing market prices for our common shares.

We also may issue from time to time additional common shares or limited partnership interests in our operating partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 565,359 common shares.

Future offerings of debt or equity securities ranking senior to our common shares or incurrence of debt (including under our credit facility) may adversely affect the market price of our common shares.

If we decide to issue debt or equity securities in the future ranking senior to our common shares or otherwise incur indebtedness (including under our credit facility), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our shareholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common shares and may result in dilution to owners of our common shares. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common shares and dilute the value of our common shares.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following table sets forth certain operating information for our hotels as of December 31, 2010.

							Purchase
		Management	Date of	Year	Number of	Purchase	Price per	Assumed
Property	Location	Company	Acquisition	Opened	Rooms	Price	Room	Debt
							(Unaudited)

Homewood Suites by Hilton Boston-Billerica/Bedford/Burlington	Billerica, Massachusetts	Hilton	23-Apr-10	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Hilton	23-Apr-10	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	Hilton	23-Apr-10	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Hilton	23-Apr-10	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	Hilton	23-Apr-10	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Hilton	23-Apr-10	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	3-Nov-10	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	2-Jul-10	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	24-Aug-10	2001	105	$11.3 million	$107,619	$7.0 million
Sprinthill Suites Washington	Washington, Pennsylvania	Concord	24-Aug-10	2000	86	$12.0 million	$139,535	$5.4 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	3-Aug-10	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	23-Sep-10	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	5-Oct-10	2000	124	$21.0 million	$169,355	—
Total/Weighted Average					1,650	$208.8 million	$126,606	$12.4 million

On January 31, 2011, we entered into a contract to purchase a hotel located in the greater Pittsburgh, Pennsylvania area for a total purchase price of approximately $24.9 million.

We lease our headquarters located at 50 Cocoanut Row, Suite 216, Palm Beach, FL 33480. The Altoona hotel is subject to a ground lease with an expiration of April 30, 2029 with an option of up to 12 additional terms of five years each. In connection with the New Rochelle hotel, there is an air rights lease and garage lease that expire on December 1, 2104.

Item 3.	Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the New York Stock Exchange, (the “NYSE”), on April 16, 2010 under the symbol “CLDT”. The closing price of our common shares on the NYSE on December 31, 2010 was

$17.25 per share. The following table sets forth, for the periods indicated, the high and low sales prices per share and the cash dividends declared per share:

	2010
	High	Low	Dividends

First quarter	$—	$—	$—
Second quarter (From April 16, 2010)	20.70	17.45	—
Third quarter	18.92	14.25	0.175
Fourth quarter	19.46	16.11	0.175

Shareholder Information

On March 1, 2011, there were 15 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

	Initial	Value of Initial
	Investment at	Investment at
	April 21, 2010	December 31, 2010

Chatham Lodging Trust	$100.00	$87.13
Russell 2000 Index	$100.00	$109.57
FTSE NAREIT All Equity REIT Index	$100.00	$110.50
FTSE NAREIT Lodging/Resorts Index	$100.00	$106.10

The above graph provides a comparison of the cumulative total return on our common shares from April 21, 2010, the date on which our shares began trading, to the NYSE closing price per share on December 31, 2010 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on April 21, 2010 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values do include any dividends paid during the period.

Distribution Information

In order to qualify and maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, plus;

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•	Any excess non-cash income (as defined in the Code).

The following table sets forth information regarding the declaration, payment and income tax characterization of our distributions by the Company on our common shares for the year ended December 31, 2010:

			Common
			Share
Quarter to Which	Record	Payment	Distribution	Ordinary
Distribution Relates	Date	Date	Amount	Income

Second quarter (From April 16, 2010)			$—	$—
Third quarter	10/15/2010	10/29/2010	0.175	0.175
Fourth quarter	12/31/2010	1/14/2011	0.175	0.175

			$0.350	$0.350

Equity Compensation Plan Information

The following table provides information, as of December 31, 2010, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units and other equity-based awards options may be granted from time to time.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available
	Issued Upon Exercise	Exercise Price of	for Future Issuance under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
	Warrants and Rights	Warrants and Rights	Plans

Equity compensation plans approved by security holders(1)	—	—	223,834
Equity compensation plans not approved by security holders	—	—	—
Total			223,834

(1)	Our Equity Incentive Plan was approved by our company’s sole trustee and our company’s sole shareholder prior to completion of our IPO.

Securities Sold

Concurrent with the closing of our IPO on April 21, 2010, we issued and sold an aggregate of 500,000 common shares to Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer, in a private placement exempt from registration pursuant to Regulation D under the Securities Act. The aggregate price for these shares was $10,000,000, and there were no underwriting discounts or commissions. Mr. Fisher represented to us that he is an “accredited investor” (as that term is defined in Rule 501(a) of Regulation D under the Securities Act).

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

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or (iii) our affiliates. The net proceeds to us of the IPO were approximately $158.7 million, after payment in full of fees to the underwriters and offering expenses. In accordance with the underwriting agreement, $5.1 million of the underwriting discount and commissions were accrued and scheduled to be paid when we had purchased hotel properties in accordance with our investment strategy in an amount equal to at least 85% of the amount of the net proceeds of the IPO. Payment was made on October 21, 2010. Until that time, the net proceeds, including the unpaid underwriting discount and commissions, were invested in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

Issuer Purchases of Equity Securities

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. There were no common shares purchased in the year ended December 31, 2010 related to such repurchases.

Item 6.	Selected Financial Data

The following table presents selected historical financial information as of and for the year ended December 31, 2010. The selected historical financial information as of and for the year ended December 31, 2010 has been derived from our audited consolidated financial statements. These results reflect our operations from April 21, 2010, the date of completion of our IPO, and therefore are not necessarily indicative of the results we expect when our investment strategy has been fully implemented. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and notes thereto, both included herein this Annual Report on Form 10-K.

Year Ended
December 31,
2010

Statement of Operations Data:
Total revenue	$25,470

Hotel operating expenses	15,025
General and administrative	3,547
Hotel property acquisition costs	3,189
Property taxes and insurance	1,606
Depreciation and amortization	2,564

Total operating expenses	25,931

Operating loss	(461)
Interest expense, including amortization of deferred financing fees	(932)
Interest and other income	193

Loss before income tax expense	(1,200)
Income tax expense	(17)

Net loss attributable to common shareholders	$(1,217)

Loss per common share, basic and diluted	$(0.20)
Weighted average number of common shares, basic and diluted	6,377,333

Other Data:
Cash provided by operating activities	5,274
Cash used in investing activities	(201,511)
Cash provided by financing activities	200,981
Cash dividends declared per common share	0.35

	As of December 31,	As of December 31,
	2010	2009
	(Audited)	(Audited)
	(In thousands)	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$208,080	$—
Cash and cash equivalents	4,768	24
Restricted cash	3,018	—
Hotel receivables (net of allowance for doubtful accounts)	891	—
Deferred costs, net	4,710	—
Prepaid expenses and other assets	735	—

Total assets	$222,202	$24

Debt	$50,133	$—
Accounts payable and accrued expenses	5,248	14
Distributions payable	1,657	—

Total liabilities	57,038	14

Total shareholders’ equity	164,739	10

Noncontrolling interest in operating partnership	425	—

Total liabilities and equity	$222,202	$24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Chatham Lodging Trust was formed as a Maryland real estate investment trust on October 26, 2009 and intends to elect to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2010. We are internally-managed and were organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

We completed our initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), we sold 500,000 of our common shares to Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.

We had no operations prior to the consummation of the IPO. Following the closing of the IPO, we contributed the net proceeds from the IPO and the concurrent private placement, together with the proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of our assets are held by and all of our operations are conducted through the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of the limited partnership interest in the Operating Partnership. Certain of our executive officers hold unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on the accompanying consolidated balance sheet.

On February 8, 2011, we completed a public offering that resulted in the sale of 4,600,000 common shares at $16.00 per share, generating $73.6 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $69.0 million.

As of December 31, 2010, we owned 13 hotels with an aggregate of 1,650 rooms located in 9 states. To qualify as a REIT, we cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotels to wholly owned lessee subsidiaries of our taxable REIT subsidiaries (“TRS Lessees”). Each hotel is leased to a TRS under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. Our TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for our hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 5 hotels, Homewood Suites Management LLC (“IAH Manager”), a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages 6 hotels and Concord Hospitality Enterprises Company (“Concord”) manages 2 hotels.

Our portfolio includes upscale extended-stay hotels that operate under the Homewood Suites by Hilton® brand (seven hotels) and Residence Inn by Marriott® brand (three hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (one hotel), the Hampton Inn and Suites by Hilton® brand (one hotel) and the SpringHill Suites by Marriott® brand (one hotel).

Upscale extended-stay hotels typically have the following characteristics:

•	principal customer base includes business travelers who are on extended assignments and corporate relocations;

•	services and amenities include complimentary breakfast and evening hospitality hour, high-speed internet access, in-room movie channels, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and

•	physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities.

We also invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn and Suites® and SpringHill Suites by Marriott®. The service and amenity offerings of these hotels typically include complimentary breakfast, high-speed internet access, local calls, in-room movie channels, and daily linen and room cleaning service.

We focus primarily on hotels in the 25 largest metropolitan markets in the United States. We believe that current market conditions create attractive opportunities to acquire high quality hotels at cyclically low prices that will benefit from an improving economy and our aggressive asset management.

We intend to elect and qualify to be treated as a REIT for federal income tax purposes. For us to qualify as a REIT under the Code, we cannot operate the hotels that we acquire. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our TRS Lessees, who in turn have engaged eligible independent contractors to manage our hotels. Each of these lessees is owned by a TRS for federal income tax purposes and is consolidated into our financial statements for accounting purposes. However, since both our operating partnership and our TRS Lessees are controlled by us, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of our TRS Lessees are subject to taxation as regular C corporations, reducing such lessees’ ability to pay dividends, our funds from operations and the cash available for distribution to our shareholders.

Financial Condition and Operating Performance Metrics

We measure financial condition and hotel operating performance by evaluating financial and operating metrics such as:

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

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of our use of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations

Industry outlook

Operating performance for the U.S. lodging industry declined 16.7% in 2009, as reported by Smith Travel Research, due to the challenging economic conditions created by declining GDP, high levels of unemployment, low consumer confidence, the significant decline in home prices and a reduction in available credit. We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends, corporate profits and consumer confidence improving, we expect a rebound in the performance of the hotel industry. As reported by Smith Travel Research, after 19 consecutive months of declining year over year RevPAR, monthly RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, RevPar in 2010 was up 5.5%.

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

Year ended December 31, 2010

Prior to April 21, 2010, operations had not commenced because we were in our developmental stage. Results of operations for the year ended December 31, 2010 include the operating activities of the 13 hotels owned at December 31, 2010 since their respective dates of acquisition.

For the year ended December 31, 2010, the Company had a net loss of $1.2 million, or a loss of $0.20 per diluted share. Year ended December 31, 2010 FFO, Adjusted FFO, EBITDA and Adjusted EBITDA were $1.3 million, $4.9 million, $2.3 million and $6.9 million, respectively as calculated below.

Revenue

Total revenue was $25.4 million and since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source, as these hotels do not have a meaningful food and beverage source or large group conference facilities. Room revenue was $24.7 million, or 97% of total revenue for year ended December 31, 2010. Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $0.7 million for the year ended December 31, 2010.

As room revenue is the primary component of total revenue, the Company’s revenue is dependent on occupancy and ADR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table based on the period since our acquisition of the hotels:

Year Ended
December 31, 2010

Portfolio
ADR	$109.15
Occupancy	74.5%
RevPar	$81.35

Hotel Operating Expenses

Hotel operating expenses were $15.0 million for the year ended December 31, 2010. As a percentage of total revenue, hotel operating expenses were 59% for the year ended December 31, 2010. Rooms expenses, which are the most significant component of hotel operating expense, were $6.0 million for the year ended December 31, 2010. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $9.0 million for the year ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense was $2.6 million for the year ended December 31, 2010. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Property Taxes and Insurance

Total property tax and insurance expenses were $1.6 million for the year ended December 31, 2010.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses were $3.5 million for the year ended December 31, 2010. Payroll related costs were $1 million and share based compensation was $1.2 million for the year ended December 31, 2010. During the year, payroll costs included expenses of $0.2 million and share-based compensation included an expense of $0.1 million related to the departure of the former chief financial officer.

Hotel Property Acquisition Costs

We incurred hotel property acquisition costs of $3.1 million for the year ended December 31, 2010. These expenses represent costs associated with the purchase of the thirteen hotels owned at December 31, 2010. These acquisition-related costs are expensed when incurred in accordance with GAAP. For the year, acquisition costs were approximately 1.4% of total assets at December 31, 2010.

Interest and Other Income

Interest income on cash and cash equivalents was $0.2 million for the year ended December 31, 2010.

Interest Expense

Interest expense was $0.9 million for the year ended December 31, 2010. In connection with the acquisition of two hotels during the year, we assumed two loans with principal balances aggregating approximately $12.4 million. The weighted average interest rate of the two fixed rate loans is 5.9% annually. Interest expense includes amortization of deferred financing fees of $0.3 million.

Income Tax Expense

Income tax expense was $17 thousand for the year ended December 31, 2010. Our TRS are subject to income taxes and this expense is based on the taxable income of one of our two TRS holding companies at a tax rate of approximately 40%. Our other TRS holding company had a net loss for the year and income tax expense was zero since we established a valuation allowance for the deferred tax asset associated with the net loss.

Material Trends or Uncertainties

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of this annual report on Form 10-K.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, and (4) Adjusted EBITDA. These non-GAAP financial measures could be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance prescribed by GAAP.

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

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations, and that by excluding the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and costs associated with the departure of our former chief financial officer which are referred to as “Other charges included in general and administrative expenses” below. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation between net loss to FFO and Adjusted FFO for the year ended December 31, 2010 (in thousands, except share data):

For the Year Ended
December 31, 2010

Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(1,217)
Depreciation	2,537

FFO	1,320
Hotel property acquisition costs	3,189
Other charges included in general and administrative expenses	345

Adjusted FFO	$4,854

Weighted average number of common shares
Basic	6,377,333
Diluted	6,377,333

We calculate EBITDA as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors compare our operating performance between periods and between REITs by removing the impact of our capital structure (primarily expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, we use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

We further adjust EBITDA for certain additional items, including hotel property acquisition costs, amortization of non-cash share-based compensation and costs associated with the departure of our former chief financial officer, which are referred to as “Other charges included in general and administrative expenses” below and which we believe are not indicative of the performance of our underlying hotel properties. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation between net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2010 (in thousands):

For the Year Ended
December 31, 2010

Earnings Before Interest, Taxes,
Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(1,217)
Interest expense	932
Income tax expense	17
Depreciation and amortization	2,564

EBITDA	2,296
Hotel property acquisition costs	3,189
Share based compensation	1,070
Other charges included in general and administrative expenses(1)	345

Adjusted EBITDA	$6,900

(1)	Includes $87 of share based compensation related to the departure of the former chief financial officer

Although we present FFO, EBITDA and Adjusted EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs, these measures have limitations as analytical tools. Some of these limitations are:

•	FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not reflect funds available to make cash distributions;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period using Adjusted EBITDA;

•	Adjusted FFO and Adjusted EBITDA do not reflect the impact of certain cash charges (including acquisition transaction costs) that result from matters we consider not to be indicative of the underlying performance of our hotel properties; and

•	other companies in our industry may calculate FFO, Adjusted FFO, EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure.

In addition, FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA and Adjusted EBITDA are not measures of our liquidity. Because of these limitations, FFO, Adjusted FFO, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using FFO, Adjusted FFO, EBITDA and Adjusted EBITDA only supplementally. Our consolidated financial statements and the notes to those statements included elsewhere in this prospectus are prepared in accordance with GAAP.

Sources and Uses of Cash

Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, debt repayments and distributions to equity holders.

For the year ended December 31, 2010, net cash flows provided by operations were $5.3 million, as our net loss of $1.2 million was due in significant part to non-cash expenses, including $2.8 million of depreciation and amortization and $1.2 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $2.5 million. Net cash flows used in investing activities were $201.5 million, which represents the acquisition of the thirteen hotels, net of cash acquired and debt assumed, of $197.5 million as well as additional improvements in those hotels of $3.6 million and $0.4 million of funds placed into escrows for lender or manager required escrows. Net cash flows provided by financing activities were $201.0 million, comprised primarily of proceeds generated from the IPO and our concurrent private placement of common shares to our Chief Executive Officer, net of underwriting fees and offering costs paid or payable to third parties of $168.7 million and borrowings on our secured credit facility of $37.8 million, offset by costs paid to issue debt of $3.8 million and distributions to shareholders of $1.7 million.

As of December 31, 2010, we had cash and cash equivalents of approximately $4.8 million. Subsequent to December 31, 2010, we paid $1.7 million in fourth quarter dividends on our common shares and distributions on our LTIP units on January 14, 2011.

Liquidity and Capital Resources

We intend to limit the outstanding principal amount of our consolidated indebtedness, net of cash, to not more than 35% of the investment in our hotel properties at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our board of trustees may modify or eliminate this policy at any time without the approval of our shareholders. As of December 31, 2010, we have fully invested in hotel properties the net proceeds of our IPO and the concurrent private placement of common shares to our Chief Executive Officer.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.

On October 12, 2010, we entered into a senior secured revolving credit facility to fund future acquisition, redevelopment and expansion activities. At December 31, 2010, we have $37.8 million of outstanding borrowings under this credit facility.

The following chart summarizes certain terms of our credit facility.

Lenders	Facility Amount	Interest Rate	Term	Security

Barclays Capital; Regions Capital Markets; Credit Agricole Corporate and Investment Bank; UBS Securities and US Bank National Association	$85,000,000(1)	Our choice of (i) LIBOR(2) (floor of 1.25%) + a margin between 3.25% and 4.25%, depending on our leverage ratio(3); or (ii) base rate(4) + 2.25% to 3.25%, depending on our leverage ratio(3)	3 years (October 12, 2013)	All borrowing base properties(5), including any related personal property, and the equity interests of certain of our subsidiaries

(1)	Subject to the consent of the lenders, we may increase the facility amount by an additional $25 million, for an aggregate principal amount of $110 million.

(2)	LIBOR means London Interbank Offered Rate.

(3)	Leverage ratio is the ratio of our consolidated total debt to the total value of our assets for the four fiscal quarters most recently ended at the time of calculation.

(4)	Base rate means for any day a fluctuating annual rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the administrative agent bank’s then-current “prime rate” and (c) one-month LIBOR (subject to a 1.25% floor) plus 1.00%.

(5)	Borrowing base properties are subject to lender approval as set forth in the credit facility agreements.

Subject to certain terms and conditions set forth in the credit agreement, the operating partnership may increase the original principal amount of the credit agreement by an additional $25.0 million. The credit agreement also permits the issuance of letters of credit and provides for swing line loans. Pursuant to the credit agreement, we and certain of our indirect subsidiaries guaranteed to the lenders all of the obligations of the operating partnership under the credit agreement, any notes and the other loan documents, including any obligations under hedging arrangements. From time to time, the operating partnership may be required to cause additional subsidiaries to become guarantors under the credit agreement.

Availability under the credit agreement is based on the least of the following: (i) the aggregate commitments of all lenders, (ii) a percentage of the “as-is” appraised value of qualifying borrowing base properties (subject to certain concentration limitations and other deductions) and (iii) a percentage of net operating income from qualifying borrowing base properties (subject to certain limitations and other deductions). We incur a 0.50% fee for amounts unused on the credit facility calculated by subtracting amounts borrowed from the total facility amount. The credit agreement is secured by each borrowing base property, including all personal property assets related thereto, and the equity interests of borrowing base entities and certain other of our subsidiaries. At December 31, 2010, there were eleven properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was $68.7 million.

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

The two mortgage loans we assumed contain financial covenants concerning the maintenance of a minimum debt service coverage ratio. The loan encumbering the Altoona Courtyard hotel requires a minimum ratio of 1.5x and our ratio is 1.9x. The loan encumbering the Washington SpringHill Suites hotel requires a minimum ratio of 1.65x and our ratio is 2.5x. We were in compliance with these covenants at December 31, 2010.

On February 8, 2011, we completed a public offering of 4.6 million common shares, raising net proceeds of $69.0 million. We used $42.8 million to pay down debt outstanding on the revolving credit facility.

We currently have a hotel in Pittsburgh, PA under contract for a purchase price of $24.9 million, plus customary pro-rated amounts and closing costs. We expect to fund the purchase price by assuming $7.3 million of existing mortgage debt and to fund the balance out of available cash from the offering closed on February 8, 2011.

We intend to continue to invest in hotel properties only as suitable opportunities arise. In the near-term, we intend to fund future investments in properties with the net proceeds of offerings of our securities including the February 8, 2011 offering. Longer term, we intend to finance our investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in our operating partnership or other securities or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access additional capital through issuances of equity securities. There can be no assurance that we will continue to make investments in properties that meet our investment criteria.

Capital Expenditures

We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we have acquired a hotel property, in certain instances, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain of our loans require that we make available for such purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with any reasonable requirements and otherwise to the extent that we deem such expenditures to be in the best interests of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, which is the case with respect to the PIPs we are required to complete during 2011, we intend to fund those capital expenditures with available cash and borrowings under the revolving credit facility.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risk Factors” and Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at December 31, 2010.

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Corporate office lease	$178	$37	$77	$64	$—
Revolving credit facility, including interest(1)	43,127	1,937	41,190	—	—
Ground lease	12,897	201	408	417	11,871
Property Loans, including interest(1)	15,424	1,050	2,100	12,275	—

	$71,626	$3,225	$43,775	$12,756	$11,871

(1)	Assumes no additional borrowings under the revoling credit facility and interest payments are based on the interest rate in effect as of December 31, 2010. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans.

On January 31, 2011, we entered into a contract to purchase a hotel located in the greater Pittsburgh, Pennsylvania area for a total purchase price of approximately $24.9 million, which includes the assumption of approximately $7.3 million in debt on the property. The acquisition of this hotel is subject to customary closing requirements and conditions and there is no assurance that this acquisition will be consummated in a timely manner or at all.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

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

Investment in Hotel Properties

We allocate the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

Our investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 15 years for building improvements, seven years for land improvements and three to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

We will periodically review our hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We do not believe that there are any facts or circumstances indicating impairment in the carrying value of any of our hotel properties.

We will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. We will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of December 31, 2010, we had no hotel properties held for sale.

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

Share-Based Compensation

We measure compensation expense for the restricted share awards based upon the fair market value of our common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. We pay dividends on nonvested restricted shares.

Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such commencing with our short taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we currently distribute our taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we are organized to operate in such a manner as to qualify for treatment as a REIT.

Recently Issued Accounting Standards

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 14, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We will adopt the new disclosures on January 1, 2011. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

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

At December 31, 2010, our consolidated debt was comprised of floating and fixed rate debt. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

Expected Maturities

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value

Liabilities
Floating rate:
Debt			$37,800				$37,800	$37,805
Average interest rate(1)	4.50%	4.50%	4.50%				4.50%

Fixed rate:
Debt	$334	$354	$375	$398	$4,958	$5,914	$12,333	$12,574
Average interest rate	5.90%	5.90%	5.90%	5.90%	5.85%	5.96%	5.91%

(1)	LIBOR floor rate of 1.25% plus a margin of 3.25% at December 31, 2010. The one-month LIBOR rate was 0.26% at December 31, 2010.

We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of $0.4 million annually. This assumes that the amount outstanding under our floating rate debt remains at $37.8 million, the balance as of December 31, 2010.

Item 8.	Consolidated Financial Statements and Supplementary Data

See our Consolidated Financial Statements and the Notes thereto beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-22

2. Financial Statement Schedules

The following financial statement schedule is included herein at page F-23:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1		Form of Amended and Restated Declaration of Trust of Chatham Lodging Trust(1)
3.2		Form of Bylaws of Chatham Lodging Trust(1)
3.3		Agreement of Limited Partnership of Chatham Lodging, L.P.(1)
10.1		Chatham Lodging Trust Equity Incentive Plan(2)
10	.2(a)	Form of Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(1)
10	.2(b)	Form of Employment Agreement between Chatham Lodging Trust and Peter Willis(1)
10	.2(c)	Form of Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(3)
10.3		Subscription Agreement, dated November 3, 2009, between Jeffrey H. Fisher and Chatham Lodging Trust(4)
10	.4(a)	Purchase and Sale Agreement and Escrow Instructions, dated November 16, 2009, by and among Chatham Lodging Trust and certain affiliates of RLJ Development, LLC, for six Homewood Suites hotels(5)
10	.4(b)	First Amendment to Purchase and Sale Agreement and Escrow Instructions for six Homewood Suites hotels, dated December 24, 2009(1)
10.5		Agreement of Purchase and Sale, dated as of May 18, 2010, by and among Chatham Lodging Trust, as purchaser, and certain affiliates of Moody National Companies, as sellers, for the Residence Inn by Marriott, White Plains, NY; Hampton Inn & Suites Houston — Medical Center, Houston, TX; SpringHill Suites by Marriott, Washington, PA; and Courtyard by Marriott, Altoona, PA(2)
10.6		Agreement of Purchase and Sale, dated as of June 17, 2010, by and among Chatham Lodging Trust, as purchaser, and Holtsville Hotel Group LLC and FB Holtsville Utility LLC, as sellers, for the Residence Inn Long Island Holtsville, Holtsville, NY(2)
10.7		Agreement of Purchase and Sale, dated as of August 6, 2010, by and between Chatham Lodging Trust, as purchaser, and New Roc Hotels, LLC, as seller, for the Residence Inn New Rochelle, New Rochelle, NY(3)
10.8		Agreement of Purchase and Sale, dated as of August 18, 2010, by and among Chatham Lodging Trust, as purchaser, and Royal Hospitality Washington, LLC and Lee Estates, LLC, as sellers, for the Homewood Suites Carlsbad, Carlsbad, CA(3)
10.9		Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(1)
10.10		Form of LTIP Unit Vesting Agreement(1)
10.11		Form of Share Award Agreement for Trustees(1)
10.12		Form of Share Award Agreement for Officers(2)
10.13		Form of IHM Hotel Management Agreement(1)
10.14		Credit Agreement, dated as of October 12, 2010, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the lenders and other guarantors party thereto and Barclays Bank PLC, as administrative agent(6)
21.1		List of Subsidiaries of Chatham Lodging Trust
23.1		PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on October 28, 2010 (File No. 333-170176).

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on November 4, 2009 (File No. 333-162889).

(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on December 7, 2009 (File No. 333-162889).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CHATHAM LODGING TRUST

/s/  Jeffrey H. Fisher
Jeffrey H. Fisher
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: March 9, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFERY H. FISHER Jeffrey H. Fisher	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 9, 2011

/s/ DENNIS M. CRAVEN Dennis M. Craven	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2011

/s/ MILES BERGER Miles Berger	Trustee	March 9, 2011

/s/ THOMAS J. CROCKER Thomas J. Crocker	Trustee	March 9, 2011

/s/ JACK P. DEBOER Jack P. DeBoer	Trustee	March 9, 2011

/s/ GLEN R. GILBERT Glen R. Gilbert	Trustee	March 9, 2011

/s/ C. GERALD GOLDSMITH C. Gerald Goldsmith	Trustee	March 9, 2011

/s/ ROBERT PERLMUTTER Robert Perlmutter	Trustee	March 9, 2011

/s/ ROLF E. RUHFUS Rolf E. Ruhfus	Trustee	March 9, 2011

/s/ JOEL F. ZEMANS Joel F. Zemans	Trustee	March 9, 2011

CHATHAM LODGING TRUST

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of
Chatham Lodging Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 8, 2011

CHATHAM LODGING TRUST

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In thousands, except share data)

ASSETS:
Investment in hotel properties, net	$208,080	$—
Cash and cash equivalents	4,768	24
Restricted cash	3,018	—
Hotel receivables (net of allowance for doubtful accounts of approximately $15 and $0, respectively)	891	—
Deferred costs, net	4,710	—
Prepaid expenses and other assets	735	—

Total assets	$222,202	$24

LIABILITIES AND EQUITY:
Debt	$50,133	$—
Accounts payable and accrued expenses	5,248	14
Distributions payable	1,657	—

Total liabilities	57,038	14

Commitments and contingencies
EQUITY:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 9,208,750 and 1,000 shares issued and outstanding at December 31	92	—
Additional paid-in capital	170,250	10
Unearned compensation	(1,162)	—
Accumulated deficit	(4,441)	—

Total shareholders’ equity	164,739	10

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	425	—

Total equity	165,164	10

Total liabilities and equity	$222,202	$24

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statement of Operations
for the year ended December 31, 2010

2010
(In thousands, except share and per share data)

Revenue:
Room	$24,743
Other operating	727

Total revenue	25,470

Expenses:
Hotel operating expenses:
Room	5,989
Other operating	9,036

Total hotel operating expenses	15,025
Depreciation and amortization	2,564
Property taxes and insurance	1,606
General and administrative	3,547
Hotel property acquisition costs	3,189

Total operating expenses	25,931

Operating loss	(461)
Interest and other income	193
Interest expense, including amortization of deferred fees	(932)

Loss before income tax expense	(1,200)
Income tax expense	(17)

Net loss attributable to common shareholders	$(1,217)

Loss per Common Share — Basic:
Net loss attributable to common shareholders (Note 10)	$(0.20)

Loss per Common Share — Diluted:
Net loss attributable to common shareholders (Note 10)	$(0.20)

Weighted average number of common shares outstanding:
Basic	6,377,333
Diluted	6,377,333

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity
for the years ended December 31, 2010 and 2009

							Noncontrolling
			Additional			Total	Interest in
	Common Shares		Paid-In	Unearned	Accumulated	Shareholders’	Operating	Total
	Shares	Amount	Capital	Compensation	Deficit	Equity	Partnership	Equity
	(In thousands, except share data)

Issuance of shares 10/26/2009	1,000	$—	$10	$—	$—	$10	$—	$10

Balance, December 31, 2009	1,000	—	10	—	—	10	—	10
Issuance of shares, net of offering costs of $13,752	9,125,000	91	168,657	—	—	168,748	—	168,748
Repurchase of common shares	(1,000)	—	(10)	—	—	(10)	—	(10)
Issuance of restricted shares	87,000	1	1,654	(1,655)	—	—	—	—
Forfeiture of restricted shares	(3,250)	—	(61)	61	—	—	—	—
Amortization of share based compensation	—	—	—	432	—	432	515	947
Dividends declared on common shares	—	—	—	—	(3,224)	(3,224)	—	(3,224)
Distributions on LTIP units	—	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	(1,217)	(1,217)	—	(1,217)

Balance, December 31, 2010	9,208,750	$92	$170,250	$(1,162)	$(4,441)	$164,739	$425	$165,164

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statement of Cash Flows
for the year ended December 31, 2010

2010
(In thousands)

Cash flows from operating activities:
Net loss	$(1,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,537
Amortization of deferred franchise fees	27
Amortization of deferred financing fees included in interest costs	280
Share based compensation	1,157
Changes in assets and liabilities:
Hotel receivables	(336)
Deferred costs	(1,218)
Prepaid expenses and other assets	(76)
Accounts payable and accrued expenses	4,120

Net cash provided by operating activities	5,274

Cash flows from investing activities:
Improvements and additions to hotel properties	(3,610)
Acquisition of hotel properties, net of cash acquired (Note 3)	(197,525)
Restricted cash	(376)

Net cash used in investing activities	(201,511)

Cash flows from financing activities:
Net borrowings from revolving credit facility	37,800
Payments of debt	(101)
Payment of financing costs	(3,799)
Payment of offering costs	(13,752)
Proceeds from issuance of common shares	182,490
Distributions-common shares/units	(1,657)

Net cash provided by financing activities	200,981

Net change in cash and cash equivalents	4,744
Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$4,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$527
Cash paid for income taxes	$27

Supplemental disclosure of non-cash investing and financing information:

The Company acquired 13 hotels with net assets of $197,525, net of cash, during 2010 through the use of cash and the assumption of assets and liabilities (Note 3).

The Company has accrued distributions payable of $1,657. These distributions were paid on January 14, 2011.

The Company assumed the mortgages on the purchase of the Altoona and Washington hotels for $12,434.

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements

1.	Organization

Chatham Lodging Trust was formed as a Maryland real estate investment trust on October 26, 2009 and intends to elect to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its short taxable year ended December 31, 2010. We are internally-managed and were organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

We completed our initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), we sold 500,000 of our common shares to Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.

We had no operations prior to the consummation of the IPO. Following the closing of the IPO, we contributed the net proceeds from the IPO and the concurrent private placement, together with the proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of our assets are held by and all of our operations are conducted through the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of the limited partnership interest in the Operating Partnership. Certain of our executive officers hold unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on the accompanying consolidated balance sheet.

On February 8, 2011, we completed a public offering that resulted in the sale of 4,600,000 common shares at $16.00 per share, generating $73.6 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $69.0 million.

As of December 31, 2010, we owned 13 hotels with an aggregate of 1,650 rooms located in 9 states. To qualify as a REIT, we cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotels to wholly owned lessee subsidiaries of our taxable REIT subsidiaries (“TRS Lessees”). Each hotel is leased to a TRS under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. Our TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for our hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 5 hotels, Homewood Suites Management LLC (“IAH Manager”), a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages 6 hotels and Concord Hospitality Enterprises Company (“Concord”) manages 2 hotels.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, and consolidated statements of operations, of equity, and of cash flows for the periods presented. The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses were recognized for the year ended December 31, 2010.

The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of December 31, 2010, the Company had no hotel properties held for sale.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.

Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions currently under contract and escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Included in restricted cash on the accompanying consolidated balance sheet at December 31, 2010 are deposits for hotel acquisitions of $0.1 million and $3.0 million of other escrows. The hotel mortgage loan agreements require the Company to fund 5% of gross revenues on a monthly basis for furnishings, fixtures and equipment and general repair maintenance reserves (“Replacement Reserve”) in an account with the Lender. In addition, insurance and real estate tax reserves are required to be deposited into an escrow account held by Lender.

Hotel Receivables

Hotel receivables consist of amounts owed by guests staying at the Company’s hotels at quarter end and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable receivable losses. At December 31, 2010, the allowance for doubtful accounts was $15 thousand.

Deferred Costs

Deferred costs consist of franchise agreement fees for the Company’s hotels, deferred loan costs and deferred costs related to the February 2011 common share offering. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. Loan costs are recorded at cost and amortized over a straight-line basis which approximates the interest rate method over the term of the loan. The deferred offering costs will be reclassified into additional paid-in capital in 2011. For the year ended December 31, 2010, amortization expense related to franchise fees of $27 thousand is included in depreciation and amortization and amortization expense related to loan costs of $0.3 million is included in interest expense in the consolidated statement of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, deposits and hotel supplies inventory.

Revenue Recognition

Revenues from hotel operations are recognized when rooms are occupied and when services are provided. Revenues consist of amounts derived from hotel operations, including sales from room, meeting room, food and beverage facilities, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues) in the accompanying consolidated statement of operations.

Share-Based Compensation

The Company measures compensation expense for the restricted share awards based upon the fair market value of its common shares at the date of grant. Compensation expense is recognized on a straight-line basis

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company will pay dividends on nonvested restricted shares.

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

The Company intends to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates, and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company leases its hotels to TRS Lessees, which are wholly owned by taxable REIT subsidiaries (each, a “TRS”) that are wholly owned by the Operating Partnership. Each TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

Organizational and Offering Costs

The Company expenses organizational costs as incurred.  Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity.

Recently Issued Accounting Standards

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 14, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We will adopt the new disclosures on January 1, 2011. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

3.	Acquisition of Hotel Properties

Acquisition of Hotel Properties

On April 23, 2010, the Company acquired six hotel properties (the “Initial Acquisition Hotels”) for an aggregate purchase price of $73.5 million, plus customary pro-rated amounts and closing costs. Each of the Initial Acquisition Hotels operates under the Homewood Suites by Hilton brand. The Initial Acquisition Hotels contain an aggregate of 813 rooms and are located in the major metropolitan statistical areas of Boston, Massachusetts; Minneapolis, Minnesota; Nashville, Tennessee; Dallas, Texas; Hartford, Connecticut and Orlando, Florida.

On July 2, 2010, the Company acquired the 120-room Hampton Inn & Suites Houston-Medical Center in Houston, Texas (the “Houston hotel”) for $16.5 million, plus customary pro-rated amounts and closing costs.

On August 3, 2010, the Company acquired the 124-room Residence Inn by Marriott — Long Island Holtsville on Long Island, New York (the “Holtsville hotel”) for $21.3 million, plus customary pro-rated amounts and closing costs.

On August 24, 2010, the Company acquired the 105-room Courtyard by Marriott in Altoona, Pennsylvania (the “Altoona hotel”) and the 86-room SpringHill Suites by Marriott® in Washington, Pennsylvania (the “Washington hotel”) for a total cash purchase price of $23.3 million, plus customary pro-rated amounts and closing costs, including the assumption of $12.4 million of debt on the Hotels.

On September 23, 2010, the Company acquired the 133-room Residence Inn by Marriott — White Plains in White Plains, New York (the “White Plains hotel”) for $24.4 million, plus customary pro-rated amounts and closing costs.

On October 5, 2010, the Company acquired the 124-room Residence Inn by Marriott- New Rochelle in New Rochelle, New York (the New Rochelle hotel”) for $21.0 million, plus customary pro-rated amounts and closing costs.

On November 3, 2010, the Company acquired the 145-room Homewood Suites by Hilton Carlsbad-North San Diego County in Carlsbad, CA (the “Carlsbad hotel”) for $32.0 million, plus customary pro-rated amounts and closing costs.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

Hotel Management Agreements

The Initial Acquisition Hotels are managed by the IAH Manager, a subsidiary of Hilton. A TRS Lessee assumed each of the existing hotel management agreements for these hotels. Each hotel management agreement previously became effective on December 20, 2000, has an initial term of 15 years and is renewable for an additional five-year period at the IAH Manager’s option by written notice to the Company no later than 120 days prior to the expiration of the initial term. Under the hotel management agreements, the IAH Manager receives a base management fee equal to 2% of the hotel’s gross room revenue and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income, less fixed costs, base management fees, agreed-upon return on the owner’s original investment and debt service payments. Prior to April 23, 2013, each of these six management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event the Company undergoes a change in control without payment of termination fees. If the new owner does not assume the existing management agreements and does not obtain a Homewood Suites franchise license upon such a change of control, the Company will be required to pay a termination fee to the IAH Manager. Beginning on April 23, 2013, the Company may terminate the six Hilton management agreements upon six months’ notice to the manager.

The Houston, Holtsville, White Plains, New Rochelle and Carlsbad hotels are managed by IHM, a hotel management company 90 percent-owned by the Company’s chief executive officer, pursuant to management agreements between a TRS Lessee and IHM. The management agreements with IHM are for a five-year term and provide for base management fees of 3% of the hotel’s gross room revenue and incentive management fees of 10% of net operating income in excess of a return threshold as defined in the agreements plus a monthly accounting fee of $1 thousand per hotel property. Incentive management fees are capped at 1% of gross hotel revenue. IHM may extend the management agreements for two additional 5-year renewal terms upon 90 days’ written notice to the Company. The management agreements may be terminated upon the sale of the hotels for no termination fee upon six months’ advance notice. The management agreements may also be terminated for cause, including the failure of the hotel’s operating performance to meet specified levels. The Company paid to IHM fees of $0.2 million for the year ended December 31, 2010.

The Altoona and Washington hotels are managed by Concord. The management agreements with Concord provide for base management fees equal to 4% of the managed hotels’ gross room revenue. The initial ten-year term of each management agreement is set to expire on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS Lessee or Concord by written notice to the other party no later than 90 days prior to the term’s expiration. The management agreements may be terminated for cause, including the failure of the hotels’ operating performance to meet specified levels.

Hotel Franchise Agreements

Our TRS Lessees have entered into franchise agreements for our hotels. Our TRS Lessees have entered into new hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, as manager for our six Homewood Suites by Hilton® hotels. Each of the new hotel franchise agreements has an initial term of 15 years and may be renewed for an additional 5-year term.

These Hilton hotel franchise agreements provide for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.

Our TRS Lessees have entered into franchise agreements with Marriott International, Inc., (“Marriott”), relating to our Residence Inn properties in Holtsville, New York, New Rochelle, New York and White Plains,

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

New York, our Courtyard property in Altoona, Pennsylvania and our SpringHill Suites property in Washington, Pennsylvania. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2030. None of the agreements has a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, our TRS Lessee’s interest in the agreement or more than a specified amount of the TRS to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.

The Hampton Inn & Suites® Houston-Medical Center is governed by a franchise agreement with Hampton Inns Franchise LLC, (“Hampton Inns”). The franchise agreement has an initial term of approximately 10 years and expires on July 31, 2020. There is no renewal option. The Hampton Inns franchise agreement provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fee equal to 5% of the hotel’s gross rooms revenue. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.

The Carlsbad-North San Diego County hotel is governed by a franchise agreement with Promus Homewood Suites Franchise LLC. The franchise agreement has an initial term of 18 years and is non-renewable. The franchise agreement provides for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The franchise agreement has no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements.

Franchise fees were approximately $1.9 million for the year ended December 31, 2010.

Hotel Purchase Price Allocation

The allocation of the purchase price to the hotels, based on their fair value, was as follows (in thousands):

		Hampton Inn &
	Initial	Suites	Residence Inn
	Acquisition	Houston	Holtsville	Moody Three	Residence Inn	Homewood Suites
	Hotels	Houston, TX	Holtsville, NY	Portfolio	New Rochelle	Carlsbad, CA	Total

Land	$12,120	$3,200	$2,200	$3,200	$—	$3,900	$24,620
Building and improvements	57,976	12,708	18,765	39,099	20,281	27,520	176,349
Furniture, fixtures and equipment	3,421	325	335	943	434	580	6,038
Cash	30	2	2	7	3	4	48
Restricted cash	—	—	—	2,642	—	—	2,642
Accounts receivable	379	24	—	106	46	—	555
Prepaid expenses and other assets	31	—	83	310	170	65	659
Debt	—	—	—	(12,434)	—	—	(12,434)
Accounts payable and accrued expenses	(440)	(148)	(56)	(180)	(36)	(44)	(904)

Net assets acquired	$73,517	$16,111	$21,329	$33,693	$20,898	$32,025	$197,573

Net assets acquired, net of cash	$73,487	$16,109	$21,327	$33,686	$20,895	$32,021	$197,525

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

The acquisition of the Altoona, Washington and White Plains hotels were acquired from parties under common control of the seller, which seller is not affiliated with the Company and their acquisition is referred to as the “Moody Three Portfolio” in the above chart.

All of the Company’s hotel revenue and expenses are comprised of hotel revenue and expenses from the hotels acquired during the year ended December 31, 2010.

Pro Forma Financial Information

The following condensed pro forma financial information presents the results of operations as if the acquisition of the Initial Acquisition, Houston, Holtsville, Moody Three Portfolio, New Rochelle and Carlsbad hotels had taken place on January 1, 2010. Since the Company commenced operations on April 21, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expense and income taxes for the period presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2010, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

For the Year Ended
December 31, 2010
(Unaudited)

Pro forma total revenue	$54,984
Pro forma total hotel expense	32,507
Pro forma total operating expenses	48,616

Pro forma operating income	6,368

Pro forma net income	$5,186

Pro forma income per share:
Basic and diluted	$0.56
Weighted average Common Shares Outstanding
Basic and diluted	9,208,750

4.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $15 thousand as of December 31, 2010.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

5.	Investment in Hotel Properties

The Company did not own any hotel properties at December 31, 2009. Investment in hotel properties as of December 31, 2010, consisted of the following (in thousands):

December 31, 2010

Land and improvements	$24,620
Building and improvements	176,354
Furniture, fixtures and equipment	6,138
Construction in progress	3,505

210,617
Less accumulated depreciation	(2,537)

Investment in hotel properties, net	$208,080

6.	Debt

The Company assumed a $7.0 million loan on the Altoona hotel and a $5.4 million loan on the Washington hotel in connection with their acquisition. Each loan is collateralized by the hotel and requires a minimum debt service coverage ratio and the Company was in compliance with these covenants at December 31, 2010. Certain information regarding the loans are as follows (in thousands):

	Altoona Loan		Washington Loan

Balance at December 31, 2010	$6,924		$5,408
Interest rate	5.96%		5.84%
Maturity	April 1, 2016		April 1, 2015
Monthly principal and interest payment	$49		$39
Minimum debt service coverage ratio	1.5	x	1.65x

On October 12, 2010, the Company, as parent guarantor and the Operating Partnership, as borrower (the “Borrower”), entered into a $85.0 million, three-year, secured revolving credit agreement (the “Credit Agreement”) subject to certain terms and conditions set forth in the Credit Agreement, the Borrower may increase the original principal amount of the Credit Agreement by an additional $25.0 million. Pursuant to the Credit Agreement, the Company and certain indirect subsidiaries of the Company guarantee the obligations under the Credit Agreement, any notes and the other loan documents, including any obligations under hedging arrangements. From time to time, the Borrower may be required to cause additional subsidiaries to become guarantors under the Credit Agreement. The Credit Agreement permits the issuance of letters of credit and provides for swing line loans.

Availability under the credit agreement is based on the least of the following: (i) the aggregate commitments of all lenders, (ii) a percentage of the “as-is” appraised value of qualifying borrowing base properties (subject to certain concentration limitations and other deductions) and (iii) a percentage of net operating income from qualifying borrowing base properties (subject to certain limitations and other deductions). We incur a 0.50% fee for amounts unused on the credit facility calculated by subtracting amounts borrowed from the total facility amount. The credit agreement is secured by each borrowing base property, including all personal property assets related thereto, and the equity interests of borrowing base entities and

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

certain other of our subsidiaries. At December 31, 2010, there were eleven properties in the borrowing base under the credit agreement.

Borrowings bear interest at a rate per annum equal to, at the option of the Company, (i) the greater of (A) 1.25% plus a margin that fluctuates based upon the Company’s leverage ratio or (B) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that fluctuates based upon the Company’s leverage ratio; or (ii) the greatest of (A) 2.25%, (B) the prime lending rate as set forth on the Reuters Screen RTRTSY1 (or such other comparable publicly available rate if such rate no longer appears on the Reuters Screen RTRTSY1), (C) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus 1/2 of 1%, or (D) 1% plus the Eurodollar Rate. At December 31, 2010, the interest rate on the revolving credit facility was 4.5%.

The Credit Agreement contains representations, warranties, covenants, terms and conditions including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated and allow the Lenders to exercise all rights and remedies available to them with respect to the collateral.

As of December 31, 2010, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of December 31, 2010 are as follows (in thousands):

Amount

2011	$334
2012	354
2013	38,175
2014	398
2015	4,958
Thereafter	5,914

$50,133

7.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2, respectively). The consolidated income tax expense is solely attributable to the taxable income of TRS 2. TRS 1 has future income tax deductions of $0.3 million related to accumulated net operating losses and the gross deferred tax asset associated with these future tax deductions is $0.1 million. TRS 1 has recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by TRS 1 since its inception.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

The components of income tax expense for the year ended December 31, 2010 are as follows (in thousands):

Year Ended
December 31, 2010

Current:
Federal	$(13)
State	(4)

Income tax expense	$(17)

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax asset as of December 31, 2010 are as follows (in thousands):

December 31, 2010

Deferred tax assets:
Net operating loss carryforwards	$106
Valuation allowance	(106)

Net deferred tax asset	$—

8.	Dividends Declared and Paid

The Company declared common share dividends of $0.175 per share and distributions on LTIP units of $0.175 per unit for each of the third and fourth quarters of 2010. The dividends and distributions for the third quarter were paid on October 29, 2010 to common shareholders and LTIP unit holders of record on October 15, 2010. The dividends and distributions for the fourth quarter were paid on January 14, 2011 to common shareholders and LTIP unit holders of record on December 31, 2010.

9.	Shareholders’ Equity

Under the Company’s initial Declaration of Trust of the Company, the total number of shares initially authorized for issuance was 1,000 common shares. On October 30, 2009, the Company issued Mr. Fisher, the sole shareholder of the Company, 1,000 common shares at $10.00 per share.

Effective March 31, 2010, the Company’s Declaration of Trust was amended and restated to authorize the issuance of 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of common shares are entitled to receive distributions authorized by the Company’s board of trustees. On April 21, 2010, the Company completed its IPO which resulted in the sale of 8,625,000 common shares at a $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds were approximately $158.7 million, after net underwriters’ discounts and commissions and other offering costs. Underwriting discounts and offering costs of $13.8 million have been recorded as a reduction in additional paid-in capital. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, the Company sold 500,000 of its common shares to the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds to the Company of $10 million. Following the close of the IPO, the Company repurchased the 1,000 shares initially issued in October 2009 at $10.00 per share.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

10.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

For the Year Ended
2010

Numerator:
Net loss attributable to common shareholders	$(1,217)
Dividends paid on unvested restricted shares	(27)
Undistributed earnings attributable to unvested restricted shares	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(1,244)

Denominator:
Weighted average number of common shares — basic	6,377,333
Effect of dilutive securities:
Unvested restricted shares(1)	—
Compensation-related shares	—

Weighted average number of common shares — diluted	6,377,333

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.20)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.20)

(1)	Anti-dilutive for all periods presented.

11.	Equity Incentive Plan

On April 9, 2010, the Company’s sole shareholder approved the Equity Incentive Plan (the “Equity Incentive Plan”) to attract and retain independent trustees, executive officers and other key employees and service providers. The Equity Incentive Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards, including grants of restricted common shares and long-term incentive plan units (“LTIP Units”). Share awards generally vest over a period of three to five years based on continued employment. The Equity Incentive Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), who has the ability to approve all terms of awards. The Compensation Committee also has the ability to approve who will receive grants and the number of common shares subject to the grant. The Equity Incentive Plan is scheduled to terminate on April 8, 2020 but will continue to govern unexpired awards.

The number of common shares initially authorized for issuance is 565,359 under the Equity Incentive Plan. In connection with share splits, dividends, recapitalizations and certain other events, the Company’s Board of Trustees will make adjustments that it deems appropriate in the aggregate number of common shares that may be issued under the Equity Incentive Plan. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Equity

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

Incentive Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making future awards. On April 21, 2010, 246,960 LTIP Units were granted to the Company’s executive officers. In addition, on April 26, 2010 and May 20, 2010, the Company issued 40,000 and 36,550 restricted common shares to the Company’s Independent Trustees and executive officers, respectively. During the third quarter, 7,200 shares granted to the Company’s former Chief Financial Officer (“CFO”) vested, 3,250 shares granted to the Company’s former CFO were forfeited and 15,435 LTIP Units granted to the Company’s former CFO were forfeited. Also, during the third quarter 10,450 restricted common shares and 26,250 LTIP Units were granted to the Company’s current CFO. In addition, a portion of the Company’s share-based compensation to the Company’s trustees for the year ended December 31, 2010 was distributed in January of 2011 in the form of 12,104 common shares. The quantity of shares was calculated based on the average closing prices for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. The Company would have distributed the same quantity of shares had the liability classified award have been satisfied as of December 31, 2010. This amount is recorded in the balance sheet in accounts payable and accrued expenses as of December 31, 2010. As of December 31, 2010, there were 223,834 common shares available for future grant.

Restricted Share Awards

The Company measures compensation expense for restricted share awards based upon the fair market value of its common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on nonvested restricted shares.

A summary of the Company’s restricted share awards for the year ended December 31, 2010 is as follows:

		Weighted —
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2010	—	$—
Granted	87,000	19.02
Vested	(7,200)	18.86
Forfeited	(3,250)	18.86

Nonvested at December 31, 2010	76,550	$19.04

As of December 31, 2010, there were $1.2 million of unrecognized compensation costs related to restricted share awards. As of December 31, 2010, these costs were expected to be recognized over a weighted — average period of approximately 2.4 years. For the year ended December 31, 2010, the Company recognized approximately $0.4 million in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2010, 7,200 shares were vested.

Long-Term Incentive Plan Units

Under the Equity Incentive Plan, each LTIP Unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company will not receive a tax deduction for the value of any LTIP Units granted to employees. LTIP Units, whether vested or not, will receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP Units have a capital account balance of zero, and will not have full parity with common Operating Partnership units with respect to liquidating distributions. The Operating Partnership will revalue its assets

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP Units may be converted, at any time, into an equal number of common units of limited partnership interest in the Operating Partnership (“OP Units”), which may, at the election of the holder, be redeemed by the Company for cash or in the Company’s sole and absolute discretion, exchanged for an equivalent number of the Company’s common shares.

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

The LTIP Units’ fair value was determined by using a discounted value approach. In determining the discounted value of the LTIP Units, the Company considered the inherent uncertainty that the LTIP Units would never reach parity with the other OP Units and thus have an economic value of zero to the grantee. Additional factors considered in reaching the assumptions of uncertainty included discounts for illiquidity; expectations for future dividends; no operating history as of the date of the grant; significant dependency on the efforts and services of the Company’s executive officers and other key members of management to implement the Company’s business plan; available acquisition opportunities; and economic environment and conditions. The Company used an expected stabilized dividend yield of 5.0% and a risk free interest rate of 2.33% based on a five-year U.S. Treasury yield.

The Company recorded $0.5 million in compensation expense related to the LTIP Units for the year ended December 31, 2010. As of December 31, 2010, there was $3.4 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over 4.3 years, which represents the weighted average remaining vesting period of the LTIP Units. As of December 31, 2010, none of the LTIP Units have reached parity.

12.	Commitments and Contingencies

Litigation

The nature of the operations of the hotels exposes the hotels, the Company, the Operating Partnership and the TRS Lessees to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened.

Hotel Ground Rent

The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel as follows with base rent equal to approximately $6 thousand per month when monthly occupancy is less than 85% and can increase up to approximately $20 thousand per month if occupancy is 100%, with minimum rent increased on an annual basis by two and one-half percent (2.5%).

In connection with the New Rochelle hotel, there is an air rights lease and garage lease that expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in parking garage that is attached to the hotel. The annual base rent for the leases is the Company’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs. Total lease payments for the year ended December 31, 2010 were $31 thousand.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

The following is a schedule of the minimum future obligation payments required under the ground leases (in thousands):

2011	201
2012	203
2013	205
2014	207
2015	210
Thereafter	11,871

Total	12,897

Condominium Leases

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

The Company leases 4 residential units in the White Plains hotel from individual owners (the “Condo Owner”). The lease agreements are for 6 years with a one-time 5 year renewal option. The White Plains hotel has the right to sublease the unit to any third party (a “Hotel Guest”) for such rent and on such terms as the White Plains hotel may determine. Each Condo Owner may reserve the unit for seven (7) days in any calendar quarter or two (2) weeks in any calendar year. Each Condo Owner is also obligated to reimburse the White Plains hotel for renovations that were completed in 2008. Minimum annual rents payable to the Condo Owner are approximately $70 thousand per year and amounts receivable from the Condo Owner for its renovation reimbursements are approximately $11 thousand per year, subject to a balloon repayment at the end of the lease term of any remaining reimbursements. The White Plains hotel is responsible for paying assessments to the Condominium association on a monthly basis for all residential units owned and leased. The White Plains hotel provides certain services to the Condominium association for housekeeping, maintenance and certain other services and receives compensation from the Condominium association for said services.

13.	Related Party Transactions

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

Mr. Fisher owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. The Company has entered into hotel management agreements with IHM to manage three of its hotels. Management and accounting fees paid to IHM for the year ended December 31, 2010 were $0.2 million.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

14.	Quarterly Operating Results (unaudited)

	Quarter Ended — 2010
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Total revenue	$—	$4,658	$8,383	$12,429
Total operating expenses	—	5,291	8,720	11,920
Operating income (loss)	—	(633)	(337)	509
Net loss attributable to common shareholders	—	(642)	(288)	(287)
Loss per common share, basic and diluted(1)	—	(0.09)	(0.03)	(0.03)

(1)	The sum of per share amounts for the four quarters may differ from the annual per share amounts due to the required method of computing weighted-average number of common shares outstanding in the respective periods.

15.	Subsequent Events

On January 31, 2011, the Company signed a contract to acquire an upscale extended-stay hotel in Pittsburgh, PA for $24.9 million. The acquisition will be funded in part through the assumption of an existing $7.3 million mortgage loan with the balance funded from available cash.

The Company completed a public offering on February 8, 2011. The offering resulted in the sale of 4,600,000 common shares at a $16.00 price per share generating $73.6 million in gross proceeds. Net proceeds were approximately $69.0 million after underwriters’ discounts and commissions and other offering costs paid to third parties.

CHATHAM LODGING TRUST
SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

			Initial Cost			Cost Cap. Sub.	Gross Amount at End of Year
	Year of			Buildings &	Cost Cap. Sub.	to Acq. Bldg &		Buildings &		Bldg &	Accumulated	Depreciation
Description	Acquisition	Encurmbrances	Land	Improvements	to Acq. Land	Improvements	Land	Improvements	Total	Improvements	Depreciation	Life
	(In thousands)

Homewood Suites Orlando — Maitland, FL	2010	(1)	1,800	7,200	—	—	1,800	7,200	9,000	7,200	125	40 Years
Homewood Suites Boston — Billerica, MA	2010	(1)	1,470	10,555	—	2	1,470	10,557	12,027	10,557	183	40 Years
Homewood Suites Minneapolis — Mall of America, Bloomington, MN	2010	(1)	3,500	13,960	—	1	3,500	13,961	17,461	13,961	242	40 Years
Homewood Suites Nashville — Brentwood, TN	2010	(1)	1,525	9,300	—	1	1,525	9,301	10,826	9,301	161	40 Years
Homewood Suites Dallas — Market Center, Dallas, TX	2010	(1)	2,500	7,583	—	1	2,500	7,584	10,084	7,584	131	40 Years
Homewood Suites Hartford — Farmington, CT	2010	(1)	1,325	9,375	—	2	1,325	9,377	10,702	9,377	162	40 Years
Hampton Inn & Suites Houston — Houston, TX	2010	(1)	3,200	12,709	—	—	3,200	12,709	15,909	12,709	159	40 Years
Residence Inn Holtsville — Holtsville, NY	2010	(1)	2,200	18,765	—	—	2,200	18,765	20,965	18,765	194	40 Years
Courtyard Altoona — Altoona, PA	2010	6,924	—	10,730	—	—	—	10,730	10,730	10,730	95	40 Years
Springhill Suites Washington — Washington, PA	2010	5,408	1,000	10,692	—	—	1,000	10,692	11,692	10,692	95	40 Years
Residence Inn White Plains — White Plains, NY	2010	(1)	2,200	17,677	—	—	2,200	17,677	19,877	17,677	121	40 Years
Residence Inn New Rochelle — New Rochelle, NY	2010	(1)	—	20,281	—	—	—	20,281	20,281	20,281	122	40 Years
Homewood Suites Carlsbad — Carlsbad, CA	2010	(1)	3,900	27,520	—	—	3,900	27,520	31,420	27,520	111	40 Years

Grand Total(s)			24,620	176,347	—	7	24,620	176,354	200,974	176,354	1,901

(1)	This property is pledged as collatral to borrowings made under the revolving credit facility obtained on October 12, 2010, which had outstanding borrowings of $37,800 as of December 31, 2010.

Notes:

(a) The change in total cost of real estate assets for the year ended December 31, 2010 is as follows:

Balance as of December 31, 2009	$—
Acquisitions	200,967
Capital expenditures and transfers from construction-in-progress	7

Balance as of December 31, 2010	$200,974

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended December 31, 2010 is as follows:

Balance as of December 31, 2009	$—
Depreciation and amortization	1,901

Balance as of December 31, 2010	$1,901