Form 10-Q
period 2011-03-31
Chatham Lodging Trust
filed 2011-05-11
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-34693

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Shares of Beneficial Interest ($0.01 par value per share)	13,820,854

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31,	December, 31
	2011	2010
Assets:
Investment in hotel properties, net	$211,709	$208,080
Cash and cash equivalents	30,916	4,768
Restricted cash	3,411	3,018
Hotel receivables (net of allowance for doubtful accounts of approximately $4 and $15, respectively)	1,203	891
Deferred costs, net	4,072	4,710
Prepaid expenses and other assets	1,181	735

Total assets	$252,492	$222,202

Liabilities and Equity:
Debt	$12,252	$50,133
Accounts payable and accrued expenses	5,119	5,248
Distributions payable	2,464	1,657

Total liabilities	19,835	57,038

Commitments and contingencies

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2011	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 13,820,854 and 9,208,750 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	138	92
Additional paid-in capital	239,861	170,250
Unearned compensation	(1,040)	(1,162)
Accumulated deficit	(6,878)	(4,441)

Total shareholders’ equity	232,081	164,739

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	576	425

Total equity	232,657	165,164

Total liabilities and equity	$252,492	$222,202

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statement of Operations
(In thousands, except share and per share data)
(unaudited)

For the three months ended
March 31,
2011
Revenue:
Room	$12,139
Other operating	348

Total revenue	12,487

Expenses:
Hotel operating expenses:
Room	2,994
Other operating	4,914

Total hotel operating expenses	7,908
Depreciation and amortization	1,444
Property taxes and insurance	1,032
General and administrative	1,268
Hotel property acquisition costs	85

Total operating expenses	11,737

Operating income	750
Interest and other income	6
Interest expense, including amortization of deferred fees	(773)

Loss before income tax expense	(17)
Income tax expense	(2)

Net loss attributable to common shareholders	$(19)

Loss per Common Share — Basic:
Net loss attributable to common shareholders (Note 11)	$0.00

Loss per Common Share — Diluted:
Net loss attributable to common shareholders (Note 11)	$0.00

Weighted average number of common shares outstanding:
Basic	11,800,771
Diluted	11,800,771
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share data)
(unaduited)

							Noncontrolling
			Additional			Total	Interest in
	Common Shares		Paid-In	Unearned	Accumulated	Shareholders’	Operating	Total
	Shares	Amount	Capital	Compensation	Deficit	Equity	Partnership	Equity
Balance, December 31, 2010	9,208,750	$92	$170,250	$(1,162)	$(4,441)	$164,739	$425	$165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	—	69,447	—	69,447
Amortization of share based compensation	—	—	—	122	—	122	196	318
Dividends declared on common shares	—	—	—	—	(2,418)	(2,418)	—	(2,418)
Distributions declared on LTIP units	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	(19)	(19)	—	(19)

Balance, March 31, 2011	13,820,854	$138	$239,861	$(1,040)	$(6,878)	$232,081	$576	$232,657

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

For the three months ended
March 31, 2011
Cash flows from operating activities:
Net loss	$(19)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,431
Amortization of deferred franchise fees	13
Amortization of deferred financing fees included in interest costs	307
Share based compensation	243
Changes in assets and liabilities:
Hotel receivables	(312)
Deferred costs	355
Prepaid expenses and other assets	(446)
Accounts payable and accrued expenses	(669)

Net cash provided by operating activities	903

Cash flows from investing activities:
Improvements and additions to hotel properties	(4,235)
Restricted cash	(393)

Net cash used in investing activities	(4,628)

Cash flows from financing activities:
Payments of secured debt	(37,800)
Payments of debt	(81)
Payment of financing costs	(37)
Payment of offering costs	(4,153)
Proceeds from issuance of common shares	73,600
Distributions-common shares/units	(1,656)

Net cash provided by financing activities	29,873

Net change in cash and cash equivalents	26,148
Cash and cash equivalents, beginning of period	4,768

Cash and cash equivalents, end of period	$30,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$447
Cash paid for income taxes	$15

Supplemental disclosure of non-cash investing and financing information:

The Company has accrued distributions payable of $2,464. These distributions were paid on April 15, 2011.

The Company issued 12,104 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2010. Accrued share based compensation of $210 was included in Accounts payable and accrued expense as of December 31, 2010.

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
          On February 8, 2011, we completed a public offering that resulted in the sale of 4,600,000 common shares at $16.00 per share, generating $73.6 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $69.4 million.
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
          As of March 31, 2011, we owned 13 hotels with an aggregate of 1,650 rooms located in 9 states. To qualify as a REIT, we cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotels to wholly owned lessee subsidiaries of our taxable REIT subsidiaries (“TRS Lessees”). Each hotel is leased to a TRS under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. Our TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for our hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 5 hotels, Homewood Suites Management LLC (“IAH Manager”), a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages 6 hotels and Concord Hospitality Enterprises Company (“Concord”) manages 2 hotels.
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
          The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with US GAAP, and the related notes thereto as of December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
          Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
3. Recently Issued Accounting Standards
          In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 14, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We have adopted the new disclosures as of January 1, 2011. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
4. Acquisition of Hotel Properties
          Acquisition of Hotel Properties
           No acquisitions were completed in the three months ended March 31, 2011. The Company incurred acquisition costs of $85 during the three months ended March, 31, 2011.
5. Allowance for Doubtful Accounts
          The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $4 and $15 as of March 31, 2011 and December 31, 2010, respectively.
6. Investment in Hotel Properties
          Investment in hotel properties as of March 31, 2011 and December 31, 2010, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Land and improvements	$24,620	$24,620
Building and improvements	176,670	176,354
Furniture, fixtures and equipment	6,301	6,138
Construction in progress	8,084	3,505

	215,675	210,617
Less accumulated depreciation	(3,966)	(2,537)

Investment in hotel properties, net	$211,709	$208,080

7. Debt
          Each of the Company’s mortgage loans is secured by a first-mortgage lien on the underlying property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds. Mortgage debt consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

			Balance Outstanding as of
	Interest	Maturity	March 31,	December 31,
Collateral	Rate	Date	2011	2010
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	$6,881	$6,924
Springhill Suites by Marriott Washington, PA	5.84%	April 1, 2015	5,371	5,408

			$12,252	$12,332

          The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity. The estimated fair value of the Company’s debt as of March 31, 2011 and December 31, 2010 was $12,461 and $12,574, respectively.
           On October 12, 2010, we entered into a senior secured revolving credit facility to fund future acquisition, redevelopment and expansion activities. At March 31, 2011, we had no outstanding borrowings under this credit facility. At March 31, 2011, there were eleven properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was $67.1 million.
          As of March 31, 2011, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of March 31, 2011 are as follows (in thousands):

Amount
2011	$253
2012	354
2013	375
2014	398
2015	4,958
Thereafter	5,914

$12,252

8. Income Taxes
          The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2, respectively). The consolidated income tax expense is solely attributable to the taxable income of TRS 2. TRS 1 has future income taxable deductions of $1.0 million related to accumulated net operating losses and the gross deferred tax asset associated with these future tax deductions is $0.4 million. TRS 1 has recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by TRS 1 since its inception.
The components of income tax expense for the three months ended March 31, 2011 are as follows (in thousands):

Three Months Ended
March 31, 2011
Current:
Federal	$(2)
State	—

Income tax expense	$(2)

The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of March 31, 2011 are as follows (in thousands):

March 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$406
Valuation allowance	(406)

Net deferred tax asset	$—

9. Dividends Declared and Paid
          The Company declared common share dividends of $0.175 per share and distributions on LTIP units of $0.175 per unit for the three months ended March 31, 2011. The dividends and distributions were paid on April 15, 2011 to common shareholders and LTIP unitholders of record on March 31, 2011. The Company paid dividends declared for the fourth quarter of 2010 on January 14, 2011.
10. Shareholders’ Equity
Common Shares
          The Company is authorized to issue up to 500,000,000 common shares of beneficial interest (“common shares”), $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by our board of trustees.
Preferred Shares
          The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share.
Operating Partnership Units
           When issued, holders of Operating Partnership common units will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares, at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our shareholders. As of March 31, 2011 and December 31, 2010, there were no Operating Partnership common units held by unaffiliated third parties. At March 31, 2011, an aggregate of 257,775 LTIP units are held by executive officers. The LTIP units are entitled to receive per unit distributions equal to the per share distributions paid on common shares.
          The Company completed a public offering of common shares on February 8, 2011. The offering resulted in the sale of 4,600,000 common shares at a $16.00 price per share generating $73.6 million in gross proceeds. Net proceeds were approximately $69.4 million after underwriters’ discounts and commissions and other offering costs paid to third parties. As of March 31, 2011, 13,820,854 common shares were outstanding.
11. Earnings Per Share
          The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

For the three months ended
March 31, 2011
Numerator:
Net loss attributable to common shareholders	$(19)
Dividends paid on unvested restricted shares	(13)
Undistributed earnings attributable to unvested restricted shares	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(32)

Denominator:
Weighted average number of common shares — basic	11,800,771
Effect of dilutive securities:
Unvested restricted shares (1)	—
Compensation-related shares	—

Weighted average number of common shares — diluted	11,800,771

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.00

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.00

(1)	Anti-dilutive for all periods presented.
12. Equity Incentive Plan
          The Company maintains the 2010 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though the independent trustees share compensation includes shares granted that vest immediately. The Company pays dividends on unvested shares and units. Certain awards may provide for accelerated vesting if there is a change in control. In January 2011, the Company issued 12,104 common shares to its independent trustees as compensation for services performed in 2010. A portion of the Company’s share-based compensation to the Company’s trustees for the year ended December 31, 2011 will be distributed in January of 2012 in the form of common shares. The quantity of shares will be calculated based on the average closing prices for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. The Company would have distributed 4,621 common shares had the liability classified award been satisfied as of March 31, 2011. As of March 31, 2011, there were 211,730 common shares available for issuance under the 2010 Equity Incentive Plan.
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

          A summary of the Company’s restricted share awards for the three months ended March 31, 2011 is as follows:

Weighted -
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2010	76,550	$19.04
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2011	76,550	$19.04

          As of March 31, 2011 and December 31, 2010, there were $1.1 million and $1.2 million, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2011, these costs were expected to be recognized over a weighted—average period of approximately 2.1 years. For the three months ended March 31, 2011, the Company recognized approximately $0.1 million, in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
          Long-Term Incentive Plan Units
          LTIP Units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP Unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company will not receive a tax deduction for the value of any LTIP Units granted to employees. LTIP Units, whether vested or not, will receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP Units have a capital account balance of zero, and will not have full parity with common Operating Partnership units with respect to liquidating distributions. The Operating Partnership will revalue its assets upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP Units may be converted, at any time, into an equal number of common units of limited partnership interest in the Operating Partnership (“OP Units”), which may be redeemed, at the option of the holder, for cash or at the Company’s option, an equivalent number of the Company’s common shares.
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
          The Company recorded $0.2 million in compensation expense related to the LTIP Units for the three months ended March 31, 2011. As of March 31, 2011, there was $3.2 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over 4.1 years, which represents the weighted average remaining vesting period of the LTIP Units. As of March 31, 2011, none of the LTIP Units have reached parity.
13. Commitments and Contingencies
          Litigation
          The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened.

          Hotel Ground Rent
          The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $6 per month when monthly occupancy is less than 85% and can increase up to approximately $20 per month if occupancy is 100%, with minimum rent increased on an annual basis by two and one-half percent (2.5%).
          In connection with the New Rochelle hotel, there is an air rights lease and garage lease that expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the leases is the Company’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs. Total lease payments for the three months ended March 31, 2011 were $29.
The following is a schedule of the minimum future obligation payments required under the ground lease (in thousands):

2011	$151
2012	203
2013	205
2014	207
2015	210
Thereafter	11,871

Total	$12,847

14. Related Party Transactions
          Mr. Fisher owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. The Company has entered into hotel management agreements with IHM to manage five of its hotels. Management and accounting fees paid to IHM for the three months ended March 31, 2011 were $0.2 million.
15. Subsequent Events
           On May 3, 2011, a joint venture between Cerberus Capital Management and Chatham Lodging LP (JV) was selected as the winning bidder in a bankruptcy court auction related to 64 of Innkeepers USA Trust’s (the “Sellers”) hotels. Under the terms of the winning bid, the JV will be the plan sponsor to acquire the hotels for a total purchase price of approximately $1.125 billion, including the assumption of debt through a plan of reorganization. The Company will fund its investment in the joint venture with available cash and borrowings under Chatham’s secured revolving credit facility. Completion of these transactions is pursuant to the Seller’s Plan of Reorganization for the joint venture and contingent upon satisfaction of certain conditions, including the entry of the Confirmation Order by the Bankruptcy Court with respect to such plan.
          Also, on May 3, 2011, the Company was selected as the winning bidder in a bankruptcy court auction related to five additional hotels owned by affiliates of the Seller. The Company has executed a purchase agreement with the Seller to acquire the following five hotels, comprising 764 rooms in the aggregate, for $195 million, or $255,000 per room:

Hotel	Rooms
Residence Inn Anaheim Garden Grove, CA	200
Residence Inn San Diego Mission Valley, CA	192
Residence Inn Tysons Corner, VA	121
Doubletree Guest Suites Washington D.C.	105
Homewood Suites San Antonio Riverwalk, TX	146

764

          The five-hotel acquisition will be funded through the assumption of five individual loans aggregating $134.2 million at a weighted average interest rate of 6 percent and maturity dates in 2016 with the remainder funded from borrowings under the Company’s secured revolving credit facility. The five loans will amortize based on a 30-year amortization period, other than the loan related to the hotel in Garden Grove which will be interest only for the first two years after closing.

          Completion of these transactions is pursuant to the Sellers’ Plan of Reorganization for the five hotels and contingent upon satisfaction of certain conditions, including the entry of a Confirmation Order by the Bankruptcy Court with respect to such plan. The Seller will file a motion with the Bankruptcy Court seeking the approval of the break-up fees and expense reimbursements totaling $2.5 million which would be payable to the Company, if, among other reasons, the Seller terminates the purchase agreement. The Seller has scheduled a hearing to approve the Plan of Reorganization for June 23, 2011, and assuming the Confirmation Order is entered into at such time, the Company would expect to close shortly thereafter.
          All but one of the 69 hotels to be owned by the joint venture or the Company will continue to be managed after closing by Island Hospitality Management, a hotel management company 90 percent-owned by Jeff Fisher.
          The Company also amended its $85 million secured revolving credit facility effective May 2011. The amendment provides for an increase to the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease to the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility still has an accordion feature that provides the Company with the ability to increase the facility to $110 million, subject to Lender approval.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
          The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Statement Regarding Forward-Looking Information
          The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from offerings of our equity securities, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated elsewhere in this report.
Overview
          We are a self-advised hotel investment company organized in October 2009. Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotel transactions. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Summerfield Suites by Hyatt®, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.
          We focus on premium-branded, select-service hotels in high growth markets with high barriers to entry concentrated primarily in the 25 largest MSAs. We believe the opportunities to acquire our target hotels are very attractive based on the belief that we are in the early stages of a lodging recovery.
          In February, we completed a $73.6 million follow-on common share equity offering, adding further strength and flexibility to our balance sheet. With the funds we have available for investment, we have developed an active pipeline with well over $200 million in potential acquisitions.
          Our goal is to maintain our long-term leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, at this early stage of the lodging cycle recovery, we may temporarily increase our leverage to take advantage of available opportunities. In the 2011 second quarter, our Board of Trustees approved the increase in our targeted leverage to less than 55 percent.
           Future growth through acquisitions will be funded by both issuances of common and preferred shares, draw-downs under our credit facility, as well as the incurrence or assumption of individually secured hotel debt at interest rates which we believe are at historically low levels.
          We believe 2011 and beyond will be excellent growth years for the industry and for Chatham. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

          We intend to elect to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate the hotels that we acquire. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries will lease our hotel properties to lessee subsidiaries (“TRS Lessees”) of our taxable REIT subsidiaries (“TRS”), who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees will be treated as a taxable REIT subsidiary for federal income tax purposes and will be evaluated for consolidation within our financial statements for accounting purposes. However, since we will control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis will be from the operations of our hotels. The earnings of the TRS Lessees will be subject to taxation as regular C corporations, as defined in the Code, reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.
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
          We evaluate the hotels in our portfolio and potential acquisitions using these metrics to determine each hotel’s contribution toward providing income to our shareholders through increases in distributable cash flow and increasing long-term total returns through appreciation in the value of our common shares. RevPAR, ADR and Occupancy are hotel industry measures commonly used to evaluate operating performance. RevPAR, which is calculated as total room revenue divided by total number of available rooms, is an important metric for monitoring hotel operating performance.
          Please refer to “Non-GAAP Financial Measures” for a detailed discussion of our use of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to net income or loss, a GAAP measurement.
Results of Operations
Industry outlook
          We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends, corporate profits and consumer confidence improving, we expect a rebound in the performance of the hotel industry. As reported by Smith Travel Research, after 19 consecutive months of declining year over year RevPAR, monthly RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, RevPar in 2010 was up 5.5% and up 9.0% for the three months ended March 31, 2011. RevPar at our hotels was up 3.3% in 2010, which includes periods prior to our ownership and was down 1.8% for the three months ended March 31, 2011 as five of our 13 hotels were undergoing significant renovations.
          While the U.S. hotel industry has shown improvement since the time of our IPO and we are encouraged by these improvements, industry operating performance remains significantly below peak pre-2008 levels. Hotel industry operating performance historically has correlated with U.S. GDP growth, and a number of economists and government agencies currently predict that the U.S. economy will grow over the next several years. We believe that U.S. GDP growth, coupled with limited supply of new hotels, will lead to increases in lodging industry RevPAR and hotel operating profits.
Three months ended March 31, 2011
          Results of operations for the three months ended March 31, 2011 include the operating activities of the 13 hotels owned at March 31, 2011 and are not indicative of the results we expect when our investment strategy has been fully executed. We did not own any hotels at March 31, 2010 and had no operations during the three months ended March 31, 2010.

           During the first quarter of 2011, we had a net loss of $19 thousand, or a loss of $0.00 per diluted share. For the quarter, FFO, Adjusted FFO, EBITDA and Adjusted EBITDA were $1.4 million, $1.5 million, $2.2 million and $2.7 million, respectively.
Revenues
          Total revenue was $12.5 million for the quarter. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have a meaningful food and beverage revenue or large group conference facilities. As such, room revenue was $12.1 million for the quarter, which revenue comprised 97% of total revenue for the quarter. Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $0.4 million for the quarter.
           Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table based on the period since our acquisition of the hotels:

For the three months ended
March 31, 2011
Portfolio
ADR	$114.45
Occupancy	71.4%
RevPar	$81.75
Hotel Operating Expenses
          Hotel operating expenses were $7.9 million for the three months ended March 31, 2011. As a percentage of total revenue, hotel operating expenses were 63% for the three months ended March 31, 2011. Rooms expenses, which are the most significant component of hotel operating expense, were $3.0 million for the three months ended March 31, 2011. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $4.9 million for the three months ended March 31, 2011.
Depreciation and Amortization
          Depreciation and amortization expense was $1.4 million for the three months ended March 31, 2011. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.
Real Estate and Personal Property Taxes
Total property tax and insurance expenses were $1.0 million for the three months ended March 31, 2011.
Corporate General and Administrative
          General and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses were $1.3 million for the three months ended March 31, 2011. Payroll related costs were $0.4 million and share based compensation was $0.3 million for the three months ended March 31, 2011.
Hotel Property Acquisition Costs
          We incurred hotel property acquisition costs of $0.1 million for the three months ended March, 31, 2011. These expenses represent costs associated with potential hotel acquisitions. These acquisition-related costs are expensed when incurred in accordance with GAAP.

Interest Income
          Interest income on cash and cash equivalents was $6 for the three months ended March 31, 2011.
Interest Expense
          Interest expense was $0.8 million for the three months ended March 31, 2011. In connection with the acquisition of two hotels we assumed two loans with principal balances aggregating approximately $12.3 million. The weighted average interest rate of the two fixed rate loans is 5.9% annually. Interest expense includes amortization of deferred financing fees of $0.3 million.
Income Tax Expense
          Income tax expense was $2 for the three months ended March 31, 2011. Our TRS are subject to income taxes and this expense is based on the taxable income of one of our two TRS holding companies at a tax rate of approximately 40%. Our other TRS holding company had a net loss for the year and income tax expense was zero since we established a valuation allowance for the deferred tax asset associated with the net loss.
Material Trends or Uncertainties
          We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K, as filed with the SEC.
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
          We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations, and that by excluding the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs that report FFO using the NAREIT definition.
          We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and costs associated with the departure of our former chief financial officer which are referred to as “Other charges included in general and administrative expenses” below. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

          The following is a reconciliation between net loss to FFO and Adjusted FFO for the three months ended March 31, 2011 (in thousands, except share data):

For the three months ended
March 31, 2011
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(19)
Depreciation	1,431

FFO	1,412

Hotel property acquisition costs	85
Other charges included in general and administrative expenses	—

Adjusted FFO	$1,497

Weighted average number of common shares
Basic	11,800,771
Diluted	11,800,771
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
          We further adjust EBITDA for certain additional items, including hotel property acquisition costs, amortization of non-cash share-based compensation and costs associated with the departure of our former chief financial officer, which are referred to as “Other charges included in general and administrative expenses” below and which we believe are not indicative of the performance of our underlying hotel properties. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.
          The following is a reconciliation between net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2011 (in thousands):

For the three months ended
March 31, 2011
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(19)
Interest expense	773
Income tax expense	2
Depreciation and amortization	1,444

EBITDA	2,200

Hotel property acquisition costs	85
Share based compensation	393
Other charges included in general and administrative expenses	—

Adjusted EBITDA	$2,678

          Although we present FFO, EBITDA and Adjusted EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:
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
          In addition, FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA and Adjusted EBITDA are not measures of our liquidity. Because of these limitations, FFO, Adjusted FFO, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using FFO, Adjusted FFO, EBITDA and Adjusted EBITDA only supplementally. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with GAAP.
Sources and Uses of Cash
          Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, debt repayments and distributions to equity holders.
          For the three months ended March 31, 2011, net cash flows provided by operations were $0.9 million, as our net loss of $19 was due in significant part to non-cash expenses, including $1.7 million of depreciation and amortization and $0.2 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $1.0 million. Net cash flows used in investing activities were $4.6 million, which represents additional improvements to the thirteen hotels of $4.2 million and $0.4 million of funds placed into escrows for lender or manager required escrows. Net cash flows provided by financing activities were $29.9 million, comprised primarily of proceeds generated from the February common share offering net of underwriting fees and offering costs paid or payable to third parties of $69.4 million, offset by payments on our secured credit facility of $37.8 and distributions to shareholders of $1.7 million.
          As of March 31, 2011, we had cash and cash equivalents of approximately $30.9 million. On April 15, 2011, we paid $2.5 million in first quarter dividends on our common shares and distributions on our LTIP units. We intend to use available cash and borrowings under our revolving secured line of credit to fund the cash requirements related to our six pending hotel acquisitions as well as our pending joint venture investments.
Liquidity and Capital Resources
          We intend to limit the outstanding principal amount of our consolidated indebtedness, net of cash, to not more than 35% of the investment in our hotel properties at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our board of trustees may modify or eliminate this policy at any time without the approval of our shareholders. At this early stage of a lodging cycle recovery, we may temporarily increase our leverage. In the 2011 second quarter, our Board of Trustees approved the increase in our targeted leverage to less than 55 percent.

          We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.
          On October 12, 2010, we entered into a senior secured revolving credit facility to fund future acquisition, redevelopment and expansion activities. At March 31, 2011, we had no outstanding borrowings under this credit facility. At March 31, 2011, there were eleven properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was $67.1 million.
          The credit agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The two mortgage loans we assumed contain financial covenants concerning the maintenance of a minimum debt service coverage ratio. The loan encumbering the Altoona Courtyard hotel requires a minimum ratio of 1.5x and our ratio is 1.95x. The loan encumbering the Washington SpringHill Suites hotel requires a minimum ratio of 1.65x and our ratio is 2.45x. We were in compliance with all covenants at March 31, 2011.
          On February 8, 2011, we completed a public offering of 4.6 million common shares, raising net proceeds of $69.4 million. We used $42.8 million to pay down debt outstanding on the revolving credit facility.
          Subsequent to March 31, 2011, we amended our $85 million secured revolving credit facility. The amendment provides for an increase in the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease in the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the line of credit still has an accordion feature that provides the Company with the ability to increase the facility to $110 million.
          We will use available cash and borrowings under our secured revolving credit facility to fund the cash requirements related to pending and future hotel acquisitions as well as our pending joint venture investment.
           We intend to continue to invest in hotel properties only as suitable opportunities arise. In the near-term, we intend to fund future investments in properties with the net proceeds of offerings of our securities including the February 8, 2011 common share offering. Longer term, we intend to finance our investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in our operating partnership or other securities or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access additional capital through issuances of equity securities and borrowings. There can be no assurance that we will continue to make investments in properties that meet our investment criteria.
Dividend Policy
           Our current policy on common dividends is generally to distribute, annually, 100% of our annual taxable income. The amount of any dividends will be determined by our Board of Trustees. On February 9, 2011, our Board of Trustees declared a dividend of $0.175 per common share and LTIP unit. The dividends to our common shareholders and the distributions to our LTIP unit holders were paid on April 15, 2011 to holders of record as of March 31, 2011.
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
           For the three months ended March 31, 2011, we invested approximately $4.2 million on capital investments in our hotels. We expect to invest approximately $13 million on capital improvements in 2011 on our hotels.
Contractual Obligations
          The following table sets forth our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at March 31, 2011.

	Payments Due by Period
		Less Than	One to Three	Three to Five	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years
Corporate office lease	$169	$28	$77	$64	$—
Revolving credit facility, including interest (1)	1,063	319	744	—	—
Ground lease	12,847	151	408	417	11,871
Property Loans, including interest (1)	15,162	787	2,100	12,275	—

	$29,241	$1,285	$3,329	$12,756	$11,871

(1)	Assumes no additional borrowings under the revolving credit facility and interest payments are based on the interest rate in effect as of March 31, 2011. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans.
           In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.
           On January 31, 2011, we entered into a contract to purchase a hotel located in the greater Pittsburgh, Pennsylvania area for a total purchase price of approximately $24.9 million, which includes the assumption of approximately $7.3 million in debt on the property. The acquisition of this hotel is subject to customary closing requirements and conditions. The Company can give no assurance that the transaction will be completed within the expected time frame or at all.
Inflation
          Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.
Seasonality
          Demand in the lodging industry is affected by recurring seasonal patterns. Generally, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles and the geographic locations of the hotels we acquire.
Critical Accounting Policies
          Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
          Recently Issued Accounting Standards
          In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 14, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We have adopted the new disclosures as of January 1, 2011. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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
          At March 31, 2011, our consolidated debt was comprised only of fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt			$—				$—	$—
Average interest rate (1)	4.50%	4.50%	4.50%				4.50%

Fixed rate:
Debt	$253	$354	$375	$398	$4,958	$5,914	$12,252	$12,461
Average interest rate	5.90%	5.90%	5.90%	5.90%	5.85%	5.96%	5.91%

(1)	LIBOR floor rate of 1.25% plus a margin of 3.25% at March 31, 2011. The one-month LIBOR rate was 0.25% at March 31, 2011.

Item 4.	Controls and Procedures.
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
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
          We are not currently involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us.

Item 1A.	Risk Factors.
          There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3.	Defaults Upon Senior Securities.
          None.

Item 4.	Removed and Reserved

Item 5.	Other information.
          None.

Item 6.	Exhibits.
          The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

10.1
Agreement of Purchase and Sale, dated as of January 28, 2011, by and among Chatham Lodging Trust, as purchaser, and Schenley Center Associates, L.P., as Sellers, for the Residence Inn by Marriott Pittsburgh, PA

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

CHATHAM LODGING TRUST

Dated: May 10, 2011	/s/ DENNIS M. CRAVEN Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)