Form 10-Q
period 2011-06-30
Chatham Lodging Trust
filed 2011-08-11
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011

Common Shares of Beneficial Interest ($0.01 par value per share)	13,819,939

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Investment in hotel properties, net	$210,543	$208,080
Cash and cash equivalents	14,971	4,768
Restricted cash	15,637	3,018
Hotel receivables (net of allowance for doubtful accounts of approximately $6 and $15, respectively)	1,351	891
Deferred costs, net	4,546	4,710
Prepaid expenses and other assets	1,794	735

Total assets	$248,842	$222,202

Liabilities and Equity:
Debt	$12,174	$50,133
Accounts payable and accrued expenses	5,645	5,248
Distributions payable	2,464	1,657

Total liabilities	20,283	57,038

Commitments and contingencies

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2011	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 13,820,854 and 13,819,939 shares issued and outstanding, respectively at June 30, 2011 and 9,208,750 shares issued and outstanding at December 31, 2010	138	92
Additional paid-in capital	238,928	169,088
Accumulated deficit	(11,233)	(4,441)

Total shareholders’ equity	227,833	164,739

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	726	425

Total equity	228,559	165,164

Total liabilities and equity	$248,842	$222,202

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statement of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Room	$14,489	$4,544	$26,628	$4,544
Other operating	413	114	762	114

Total revenue	14,902	4,658	27,390	4,658

Expenses:
Hotel operating expenses:
Room	3,218	1,070	6,212	1,070
Other operating	5,118	1,595	10,032	1,595

Total hotel operating expenses	8,336	2,665	16,244	2,665
Depreciation and amortization	3,804	402	5,249	402
Property taxes and insurance	1,068	247	2,100	247
General and administrative	1,584	972	2,852	972
Hotel property acquisition costs	1,398	1,005	1,483	1,005

Total operating expenses	16,190	5,291	27,928	5,291

Operating loss	(1,288)	(633)	(538)	(633)
Interest and other income	6	38	12	38
Interest expense, including amortization of deferred fees	(642)	—	(1,415)	—

Loss before income tax expense	(1,924)	(595)	(1,941)	(595)
Income tax expense	(12)	(47)	(14)	(47)

Net loss attributable to common shareholders	$(1,936)	$(642)	$(1,955)	$(642)

Loss per Common Share — Basic:
Net loss attributable to common shareholders (Note 12)	$(0.14)	$(0.09)	$(0.15)	$(0.18)

Loss per Common Share — Diluted:
Net loss attributable to common shareholders (Note 12)	$(0.14)	$(0.09)	$(0.15)	$(0.18)

Weighted average number of common shares outstanding:
Basic	13,757,449	7,119,725	12,784,515	3,580,028
Diluted	13,757,449	7,119,725	12,784,515	3,580,028

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

						Noncontrolling
			Additional		Total	Interest in
	Common Shares		Paid-In	Accumulated	Shareholders’	Operating	Total
	Shares	Amount	Capital	Deficit	Equity	Partnership	Equity
Balance, December 31, 2010	9,208,750	$92	$169,088	$(4,441)	$164,739	$425	$165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Repurchase of vested common shares	(915)	—	(15)	—	(15)	—	(15)
Amortization of share based compensation	—	—	244	—	244	391	635
Dividends declared on common shares ($0.35 per share	—	—	—	(4,837)	(4,837)	—	(4,837)
Distributions declared on LTIP units ($0.35 per unit)	—	—	—	—	—	(90)	(90)
Net Loss	—	—	—	(1,955)	(1,955)	—	(1,955)

Balance, June 30, 2011	13,819,939	$138	$238,928	$(11,233)	$227,833	$726	$228,559

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,955)	$(642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,223	397
Amortization of deferred franchise fees	26	5
Amortization of deferred financing fees including interest expense	657	—
Share based compensation	785	224
Changes in assets and liabilities:
Hotel receivables	(460)	(699)
Deferred costs	81	(572)
Prepaid expenses and other assets	(1,059)	(98)
Accounts payable and accrued expenses	331	2,047

Net cash provided by operating activities	3,629	662

Cash flows from investing activities:
Improvements and additions to hotel properties	(7,560)	(15)
Acquisition of hotel properties, net of cash acquired	—	(73,514)
Restricted cash	(12,619)	(2,500)

Net cash used in investing activities	(20,179)	(76,029)

Cash flows from financing activities:
Net repayments on secured line of credit	(37,800)	—
Payments on notes payable	(159)	—
Payment of financing costs	(600)	—
Payment of offering costs	(4,153)	(8,446)
Proceeds from issuance of common shares	73,600	182,489
Repurchase of vested common shares	(15)	—
Distributions-common shares/units	(4,120)	—

Net cash provided by financing activities	26,753	174,043

Net change in cash and cash equivalents	10,203	98,676
Cash and cash equivalents, beginning of period	4,768	24

Cash and cash equivalents, end of period	$14,971	$98,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$632	$—
Cash paid for income taxes	$10	$—
     Supplemental disclosure of non-cash investing and financing information:
The Company has accrued distributions payable of $2,464. These distributions were paid on July 15, 2011.
On January 11, 2011, the Company issued 12,104 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2010. Accrued share based compensation of $210 was included in Accounts payable and accrued expenses as of December 31, 2010.
Accrued share based compensation of $150 is included in Accounts payable and accrued expenses as of June 30, 2011.
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
          We completed our initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, we sold 500,000 of our common shares to Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.
          On February 8, 2011, we completed a public offering that resulted in the sale of 4,600,000 common shares at $16.00 per share, generating $73.6 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $69.4 million.
          We had no operations prior to the consummation of the IPO. Following the closing of the IPO, we contributed the net proceeds from the IPO and the concurrent private placement, as well as the proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of our assets are held by and all of our operations are conducted through the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of the limited partnership interest in the Operating Partnership. Certain of our executive officers hold unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on the accompanying consolidated balance sheet.
          As of June 30, 2011, we owned 13 hotels with an aggregate of 1,650 rooms located in 9 states. To qualify as a REIT, we cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotels to wholly owned taxable REIT lessee subsidiaries (“TRS Lessees”). Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. Our TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for our hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 5 hotels, Homewood Suites Management LLC, a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages 6 hotels and Concord Hospitality Enterprises Company manages 2 hotels.
2. Summary of Significant Accounting Policies
          Basis of Presentation
          The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statement of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors including the timing of the acquisition of hotels.
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
4. Acquisition of Hotel Properties
          Acquisition of Hotel Properties
          No acquisitions were completed in the three and six months ended June 30, 2011. The Company incurred acquisition costs of $1.4 million and $1.5 million, respectively, during the three and six months ended June 30, 2011.
5. Allowance for Doubtful Accounts
          The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors.
6. Investment in Hotel Properties
          Investment in hotel properties as of June 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Land and improvements	$24,695	$24,620
Building and improvements	180,491	176,354
Furniture, fixtures and equipment	9,176	6,138
Construction in progress	1,016	3,505

	215,378	210,617
Less accumulated depreciation	(4,835)	(2,537)

Investment in hotel properties, net	$210,543	$208,080

7. Investment in Joint Venture
          On May 3, 2011, INK Acquisition LLC (the “JV”), a joint venture between Cerberus Capital Management and Chatham Lodging, L.P., was selected as the winning bidder in a bankruptcy court auction related to 64 of Innkeepers USA Trust’s (the “Sellers”) hotels. The Company paid a $2.4 million deposit into escrow upon the JV being named the winning bidder. The deposit is included in restricted cash on the Consolidated Balance Sheet at June 30, 2011. Under the terms of the winning bid, subject to the terms and conditions of the bid, the JV will acquire the hotels for a total purchase price of approximately $1.125 billion, including the assumption of approximately $725 million of mortgage debt secured by 45 of the hotels, through a plan of reorganization. The Company’s expected investment of $37 million will at closing represent less than a 10% interest in the JV and will be funded through available cash and borrowings under its secured revolving credit facility.

8. Debt
          Each of the Company’s mortgage loans is secured by a first-mortgage lien on the underlying property. The mortgages are non-recourse except for fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

			Balance Outstanding as of
	Interest	Maturity	June 30,	December 31,
Collateral	Rate	Date	2011	2010
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	$6,839	$6,924
Springhill Suites by Marriott Washington, PA	5.84%	April 1, 2015	5,335	5,408

			$12,174	$12,332

          The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity. The estimated fair value of the Company’s debt in thousands as of June 30, 2011 and December 31, 2010 was $12,373 and $12,574, respectively.
          On October 12, 2010, the Company entered into a $85 million senior secured revolving credit facility to fund future acquisition, redevelopment and expansion activities. At June 30, 2011, we had no outstanding borrowings under this credit facility. At June 30, 2011, there were eleven properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was $84.3 million.
          The Company amended its $85 million senior secured revolving credit facility effective May 2011. The amendment provides for an increase to the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease to the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility still has an accordion feature that provides the Company with the ability to increase the facility to $110 million, subject to lender approval. The Company paid $0.5 million in connection with this amendment.
          As of June 30, 2011, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of June 30, 2011 are as follows (in thousands):

Amount
2011 (remaining six months)	$176
2012	354
2013	375
2014	398
2015	4,958
Thereafter	5,913

$12,174

9. Income Taxes
          The Company’s TRS Lessees are subject to federal and state income taxes. The Company’s TRS Lessees are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2, respectively). The consolidated income tax expense is solely attributable to the taxable income of TRS 2. TRS 1 has future taxable income deductions of $0.3 million related to accumulated net operating losses from 2010 and 2011 and the gross deferred tax asset associated with these future tax deductions is $0.1 million. TRS 1 has recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this deferred asset due to the TRS Lessees limited operating history and the cumulative taxable losses incurred by TRS 1 since its inception.

The components of income tax expense for are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Current:
Federal	$(11)	$(36)	$(13)	$(36)
State	(1)	(11)	(1)	(11)

Income tax expense	$(12)	$(47)	$(14)	$(47)

The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$127	$106
Valuation allowance	(127)	(106)

Net deferred tax asset	$—	$—

10. Dividends Declared and Paid
          The Company declared common share dividends of $0.175 per share and distributions on LTIP units of $0.175 per unit for the three months ended June 30, 2011. The dividends and distributions were paid on July 15, 2011 to common shareholders and LTIP unit holders of record on June 30, 2011. The Company paid dividends declared for the 1st quarter of 2011 on April 15, 2011.
11. Shareholders’ Equity
Common Shares
          The Company is authorized to issue up to 500,000,000 common shares of beneficial interest (“common shares”), $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by our board of trustees.
          The Company completed a public offering of common shares on February 8, 2011. The offering resulted in the sale of 4,600,000 common shares at a $16.00 price per share generating $73.6 million in gross proceeds. Net proceeds were approximately $69.4 million after underwriters’ discounts and commissions and other offering costs paid to third parties. As of June 30, 2011, 13,819,939 common shares were outstanding.
          During the three months ended June 30, 2011, the Company received 915 common shares of beneficial interest for a repurchase price of $16.43 per share related to an executive surrendering shares to pay taxes at the time restricted shares vested. The price per share is determined by using the closing price of our shares the day before they are surrendered.
Preferred Shares
          The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share.
Operating Partnership Units
          When issued, holders of Operating Partnership common units will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our shareholders. As of June 30, 2011 and December 31, 2010, there were no Operating Partnership common units held by unaffiliated third parties. At June 30, 2011, an aggregate of 257,775 LTIP Units are held by executive officers. The LTIP Units receive per unit distributions equal to the per share distribution paid on common shares.
          Net proceeds from the February 8, 2011 common share offering were contributed to the Operating Partnership by the Company in exchange for 4,600,000 common units of the Operating Partnership.

12. Earnings Per Share
          A two class method is used to determine earnings per share. We have no undistributed earnings. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to common shareholders	$(1,936)	$(642)	$(1,955)	$(642)
Dividends paid on unvested restricted shares	(10)	—	(23)	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(1,946)	$(642)	$(1,978)	$(642)

Denominator:
Weighted average number of common shares — basic	13,757,449	7,119,725	12,784,515	3,580,028
Effect of dilutive securities:
Unvested restricted shares (1)	—	—	—	—

Weighted average number of common shares — diluted	13,757,449	7,119,725	12,784,515	3,580,028

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.14)	$(0.09)	$(0.15)	$(0.18)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.14)	$(0.09)	$(0.15)	$(0.18)

(1)	Anti-dilutive for all periods presented.
13. Equity Incentive Plan
          The Company maintains the 2010 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though the independent trustees share compensation includes shares granted that vest immediately. The Company pays dividends on unvested shares and units. Certain awards may provide for accelerated vesting if there is a change in control. In January 2011, the Company issued 12,104 common shares to its independent trustees as compensation for services performed in 2010. A portion of the Company’s share-based compensation to the Company’s trustees for the year ended December 31, 2011 will be distributed on December 31, 2011 in the form of common shares. The quantity of shares will be calculated based on the average closing prices for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. The Company would have distributed 9,529 common shares had the liability classified award been satisfied as of June 30, 2011. As of June 30, 2011, there were 211,730 common shares available for issuance under the 2010 Equity Incentive Plan.
          In the Company’s 2010 Annual Report on Form 10-K, the Company separately presented unvested stock-based compensation as a contra account to shareholder’s equity. In connection with the preparation of its financial statements for the three months ended June 30, 2011, the Company has presented the stock-based compensation as an addition to additional paid-in-capital when recognized as expense, in accordance with the standards which apply to stock-based compensation, for all periods presented. The Company concluded that the revision to the amounts as of December 31, 2010 do not have a material impact on any of its previously issued financial statements.
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

          A summary of the Company’s restricted share awards for the six months ended June 30, 2011 and 2010 is as follows:

	2011		2010
		Weighted -		Weighted -
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at beginning of the period	76,550	$19.04	87,000	$19.02
Granted	—	—	—	—
Vested	(22,037)	19.39	(7,200)	18.86
Forfeited	—	—	(3,250)	18.86

Nonvested at end of the period	54,513	$18.90	76,550	$19.04

          As of June 30, 2011 and December 31, 2010, there were $0.9 million and $1.2 million, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2011, these costs were expected to be recognized over a weighted—average period of approximately 1.9 years. For the three and six months ended June 30, 2011, the Company recognized approximately $0.2 and $0.3 million respectively, in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
          Long-Term Incentive Plan Units
          LTIP Units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP Unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company does not receive a tax deduction for the value of any LTIP Units granted to employees. LTIP Units, whether vested or not, receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP Units have a capital account balance of zero, and do not have full parity with common Operating Partnership units with respect to liquidating distributions. The Operating Partnership will revalue its assets upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP Units may be converted, at any time, into an equal number of common units of limited partnership interest in the Operating Partnership (“OP Units”), which may be redeemed, at the option of the holder, for cash or at the Company’s option an equivalent number of the Company’s common shares.
          On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with FASB Codification Topic (“ASC”) 718, “Stock Compensation”. On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s new CFO and 15,435 LTIP units granted to the Company’s former CFO were forfeited. These LTIP Units vest ratably over a five-year period beginning on the date of grant.
          The LTIP Units’ fair value was determined by using a discounted value approach. In determining the discounted value of the LTIP Units, the Company considered the inherent uncertainty that the LTIP Units would never reach parity with the other OP Units and thus have an economic value of zero to the grantee. Additional factors considered in reaching the assumptions of uncertainty included discounts for illiquidity; expectations for future dividends; limited or no operating history as of the date of the grant; significant dependency on the efforts and services of our executive officers and other key members of management to implement the Company’s business plan; available acquisition opportunities; and economic environment and conditions. The Company used an expected stabilized dividend yield of 5.0% and a risk free interest rate of 2.33% based on a five-year U.S. Treasury yield.
          The Company recorded $0.2 and $0.4 million in compensation expense related to the LTIP Units for the three and six months ended June 30, 2011. As of June 30, 2011, there was $3.0 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 3.9 years, which represents the weighted average remaining vesting period of the LTIP Units. As of June 30, 2011, none of the LTIP Units have reached parity.
14. Commitments and Contingencies
          Litigation
          The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened.

          Hotel Ground Rent
          The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $7,000 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased on an annual basis by two and one-half percent (2.5%).
          In connection with the New Rochelle hotel, there is an air rights lease and garage lease that expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs.
The following is a schedule of the minimum future obligation payments required under the ground leases (in thousands):

2011 (Remaining six months)	$101
2012	203
2013	205
2014	207
2015	210
Thereafter	11,871

Total	$12,797

          Hotel Acquisitions
          On May 3, 2011, the JV, was selected as the winning bidder to purchase 64 hotels, subject to the terms and conditions of the bid, from Innkeepers USA Trust. The Company’s expected investment of $37.0 million will at closing represent less than a 10% interest in the JV.
          On May 3, 2011, the Company entered into an agreement to purchase five hotels from affiliates of Innkeepers Trust USA for $195 million. The Company closed the purchase of the five hotels on July 14, 2011.
15. Related Party Transactions
          Mr. Fisher owns 90% of IHM, a hotel management company. The Company has entered into hotel management agreements with IHM to manage five of its hotels and on July 14, 2011, entered into hotel management agreements with IHM for the management of the five hotels acquired from Innkeepers. All but one of the 64 hotels acquired by the JV from Innkeepers will continue to be managed by IHM. Management and accounting fees paid to IHM for the three and six months ended June 30, 2011 were $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2010 $0.0 million.
16. Subsequent Events
          As noted above, on May 3, 2011, the JV was selected as the winning bidder in a bankruptcy court auction related to 64 hotels described above under Note 7, Investment in Joint Venture. The Company paid a $2.4 million deposit into escrow upon the JV being named the winning bidder. The deposit is included in restricted cash on the Consolidated Balance Sheet at June 30, 2011. Under the terms of the winning bid, subject to the terms and conditions of the bid, the JV will acquire the hotels for a total purchase price of approximately $1.125 billion, including the assumption of approximately $725 million of mortgage debt secured by 45 of the hotels, through a plan of reorganization. The Company’s expected investment of  $37.0 million will at closing represent a 10% interest in the JV and will be funded through available cash and borrowings under its secured revolving credit facility.
          Also, on May 3, 2011, the Company was selected as the winning bidder in a bankruptcy court auction related to five additional hotels owned by affiliates of the Sellers. The Company has executed a purchase agreement with the Sellers to acquire the five hotels, (“the five sisters”) comprising 764 rooms in the aggregate, for $195 million:

Hotel	Rooms
Residence Inn Anaheim Garden Grove, CA	200
Residence Inn San Diego Mission Valley, CA	192
Residence Inn Tysons Corner, VA	121
Doubletree Guest Suites Washington D.C.	105
Homewood Suites San Antonio Riverwalk, TX	146

764

          The five-hotel acquisition was funded through the assumption of five individual loans aggregating $134.2 million at a weighted average interest rate of 6 percent and with maturity dates in 2016 with the remainder funded from available cash and borrowings under the Company’s secured revolving credit facility. The five loans will amortize based on a 30-year amortization period, other than the loan related to the hotel in Garden Grove which will be interest only for the first two years after closing. The Company closed on the acquisition of the five sisters on July 14, 2011.
          All of the 5 hotels acquired by the Company from the Sellers will continue to be managed by IHM, a hotel management company 90 percent-owned by Jeff Fisher.
          The Company borrowed $57.0 million under the senior secured credit facility on July 15, 2011 to partially fund the acquisition of the 5 sister hotels.
          The allocation of the purchase price of the hotels acquired after June 30, 2011 is based on preliminary estimates of fair value as follows (in thousands), unaudited:

5 Sisters
Acquisition
Acquistion date	07/14/11

Land	$27,075
Building and improvements	162,451
Furniture, fixtures and equipment	3,868
Cash	26
Restricted cash	1,460
Accounts receivable, net	144
Deferred costs, net	1,389
Prepaid expenses and other assets	134
Debt	(134,160)
Accounts payable and accrued expenses	(630)

Net assets acquired	$61,757

Net assets acquired, net of cash	$61,731

The following condensed pro forma financial information presents the Company’s results of operations as if the five sisters acquisitions were acquired on January 1, 2010. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2010, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data):

	For the six months ended	For the six months ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
Pro forma total revenue	$44,190	$21,432
Pro forma total hotel expense	25,359	11,317
Pro forma total operating expenses	41,112	19,187

Pro forma operating income	3,078	2,245

Pro forma net loss	$(3,858)	$(1,975)

Pro forma loss per share:
Basic and diluted	$(0.30)	$(0.38)

Weighted average Common Shares Outstanding
Basic and diluted	12,784,515	5,217,599

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
          The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010.
Statement Regarding Forward-Looking Information
          The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated elsewhere in this report.
Overview
          We are a self-advised hotel investment company organized in October 2009. Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Summerfield Suites by Hyatt®, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.
          We focus on premium-branded, select-service hotels in high growth markets with high barriers to entry concentrated primarily in the 25 largest metropolitan markets in the United States. We believe the opportunities to acquire our target hotels are very attractive based on the belief that we are in the early stages of a lodging recovery.
          In February 2011, we completed a $73.6 million follow-on common share equity offering, adding capital to our balance sheet. With these funds we had available for investment as well as borrowing capacity, we have acquired 5 hotels for $195 million.
          Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, at this early stage of the lodging cycle recovery, we may temporarily increase our leverage to take advantage of available opportunities. In the 2011 second quarter, our Board of Trustees approved the increase in our targeted leverage to not more than 55 percent, excluding our pro rata share of assets and liabilities of the JV.
          Future growth through acquisitions will be funded by both issuances of common and preferred shares, draw-downs under our credit facility, as well as the incurrence or assumption of individually secured hotel debt.
          We believe 2011 and beyond will offer attractive growth for the industry and for Chatham. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.
          We intend to elect to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate our hotels. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries lease our hotel properties to taxable REIT lessee subsidiaries (“TRS Lessees”), who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees will be treated as a taxable REIT subsidiary for federal income tax purposes and will be evaluated for consolidation within our financial statements for accounting purposes. However, since we control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of the TRS Lessees are subject to taxation as regular C corporations, as defined in the Code, potentially reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.
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
          We evaluate the hotels in our portfolio and potential acquisitions using these metrics to determine each hotel’s contribution toward providing income to our shareholders through increases in distributable cash flow and increasing long-term total returns through appreciation in the value of our common shares. RevPAR, ADR and Occupancy are hotel industry measures commonly used to evaluate operating performance. RevPAR is calculated as total room revenue divided by total number of available rooms and is a metric for monitoring hotel operating performance.
          Please refer to “Non-GAAP Financial Measures” for a detailed discussion of our use of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to net income or loss, a GAAP measurement.
Results of Operations
Industry outlook
          We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends and corporate profits improving, we expect continuing improvement in the performance of the hotel industry. As reported by Smith Travel Research, after 19 consecutive months of declining year over year RevPAR, monthly industry RevPAR has been higher year over year since March 2010.
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
Comparison of the Three Months Ended June 30, 2011 (“2011”) to the Three Months Ended June 30, 2010 (“2010”)
          Results of operations for the three months ended June 30, 2011 include the operating activities of the 13 hotels owned at June 30, 2011 and are not indicative of the results we expect when our investment strategy has been fully executed. We owned 6 hotels at June 30, 2010 for 69 days during the quarter. The Company completed its initial public offering on April 21, 2010.
          As reported by Smith Travel Research, industry RevPar for the three months ended June 30, 2011 and 2010 was up 8.1% and up 6.2% respectively. RevPar at our hotels was up 3.3% and 4.5% in 2011 and 2010, which includes periods prior to our ownership for the three months ended June 30, 2010. In addition, five of our 13 hotels were undergoing significant renovations in 2011.
Revenues
          Total revenue was $14.9 million for the quarter ended June 30, 2011 compared to total revenue of $4.7 million for the 2010 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $14.5 and $4.5 million for the quarters ended June 30, 2011 and 2010, respectively.
     Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels from the date of acquisition of the hotels:

	For the three months ended	69 Days Ended
	June 30, 2011	June 30, 2010
Portfolio
ADR	$115.97	$103.55
Occupancy	83.2%	78.2%
RevPar	$96.49	$81.00
          Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $0.4 and $0.1 million for the quarters ended June 30, 2011 and 2010. The overall increase is due primarily to the 2010 acquisition properties resulting in 13 hotels owned for the three months ended June 30, 2011 as compared to owning the six initial acquisition hotels owned for only 69 days in 2010.
Hotel Operating Expenses
          Hotel operating expenses increased $5.6 million from $2.7 million for the three months ended June 30, 2010 compared to $8.3 million for the three months ended June 30 2011. As a percentage of total revenue, hotel operating expenses were 56% for 2011 and 57% for 2010, which decrease is expected as ADR grows year over year. Room expenses, which are the most significant component of hotel operating expenses, increased $2.1 million from $1.1 million in 2010 to $3.2 million in 2011. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $3.5 million from $1.6 million in 2010 to $5.1 million in 2011. The overall increase is due primarily to the fact that the Company owned the 13 hotels during the quarter ended June 20, 2011 compared to 69 days of ownership of the six initial acquisition hotels in 2010.
Depreciation and Amortization
          Depreciation and amortization expense increased $3.4 million from $0.4 million for the three months ended June 30, 2010 to $3.8 million for the three months ended June 30, 2011. The increase is due to the increased number of hotels during the 2011 period and the disposition and replacement of furniture and fixtures at five hotels where major property improvement plans were completed during the quarter. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.
Real Estate and Personal Property Taxes
Total property tax and insurance expenses increased $0.9 million from $0.2 million for the three months ended June 30, 2010 to $1.1 million for the three months ended June 30, 2011. The increase is due primarily to the increased number of hotels owned during the 2011 period.
Corporate General and Administrative
          Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of unearned compensation of $0.4 and $0.2 million for the three months ended June 30, 2011 and for the three months ended June 30, 2010, respectively) increased $0.4 million to $1.2 million in 2011 from $0.8 million in 2010. This increase was primarily due to the fact the 2010 second quarter comprised only 69 days while the 2011 second quarter comprised 91 days.
Hotel Property Acquisition Costs
          Hotel property acquisition costs increased $0.4 million from $1.0 million for the three months ended June 30, 2010 to $1.4 million for the three months ended June 30, 2011. These expenses relate to the acquisition of hotels formerly owned by Innkeepers USA Trust (“Innkeepers”) described in Note 16, Subsequent Events, in the notes to our financial statements above. These acquisition-related costs are expensed when incurred.

Interest and Other Income
          Interest income on cash and cash equivalents decreased $32,000 from $38,000 for the three months ended June 30, 2010 to $6,000 for the three months ended June 30, 2011. This decrease was due to the decrease in cash and cash equivalents of $83.7 million from $98.7 million at June 30, 2010 to $15.0 million at June 30, 2011. We had not fully invested the cash from its IPO in the 2010 period.
Interest Expense
          Interest expense increased $0.6 million from $0.0 million for the three months ended June 30, 2010 to $0.6 million for the three months ended June 30, 2011 due to interest cost on two loans we assumed in the third quarter of 2010, unused commitment fees on our senior secured revolving credit facility originated in the third quarter of 2010 and amortization of deferred financing fees of $0.4 million for the three months ended June 30, 2011 relating to the two loans and the credit facility. There were no loans outstanding during the three months ended June 30, 2010.
Income Tax Expense
          Income tax expense decreased $35,000 from $47,000 for the three months ended June 30, 2010 to $12,000 for the three months ended June 30, 2011. We are subject to income taxes based on the taxable income of our TRS holding companies at a tax rate of approximately 40%.
Net loss applicable to Common Shareholders
          Net loss applicable to common shareholders increased $1.3 million from a loss of $0.6 million, or ($0.09) per diluted share for the three months ended June 30, 2010 to a loss of $1.9 million, or ($0.14) per diluted share for the three months ended June 30, 2011. This increase was due to the factors discussed above.
Comparison of the Six Months Ended June 30, 2011 (“2011”) to the Six Months Ended June 30, 2010 (“2010”)
          Results of operations for the six months ended June 30, 2011 include the operating activities of the 13 hotels owned at June 30, 2011 and are not indicative of the results we expect when our investment strategy has been fully executed. We owned 6 hotels at June 30, 2010 for 69 days during the year. The Company completed its initial public offering on April 21, 2010.
          As reported by Smith Travel Research, industry RevPar for the six months ended June 30, 2011 and 2010 was up 8.5% and up 2.3% respectively. RevPar at our hotels was up 0.9% and 2.5% in 2011 and 2010, which includes periods prior to our ownership for the six months ended June 30, 2010. In addition five of our 13 hotels were undergoing significant renovations in 2011.
Revenues
          Total revenue was $27.4 million for the six months ended June 30, 2011 compared to total revenue of $4.7 million for the 2010 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $26.6 and $4.5 million for the six months ended June 30, 2011 and 2010, respectively.
          Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operations of the hotels form the date of our acquisition of the hotels:

	For the six months ended	69 Days Ended
	June 30, 2011	June 30, 2010
Portfolio
ADR	$115.27	$103.55
Occupancy	77.3%	78.2%
RevPar	$89.16	$81.00
          Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $0.8 and $0.1 million for the six months ended June 30, 2011 and 2010. The overall increase is due primarily to the 2010 acquisition properties resulting in 13 hotels owned for the six months ended June 30, 2010 as compared to the six initial acquisition hotels owned for only 69 days in 2010.

Hotel Operating Expenses
          Hotel operating expenses increased $13.5 million from $2.7 million for the six months ended June 30, 2010 compared to $16.2 million for the six months ended June 30, 2011. As a percentage of total revenue, hotel operating expenses were 59% for 2011 and 57% for 2010. Room expenses, which are the most significant component of hotel operating expenses, increased $5.1 million from $1.1 million in 2010 to $6.2 million in 2011. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $8.4 million from $1.6 million in 2010 to $10.0 million in 2011. The overall increase is due primarily to the fact that the Company owned 13 hotels during the six months ended June 30, 2011 compared to 69 days of ownership of the six initial acquisition hotels in the 2010 period.
Depreciation and Amortization
          Depreciation and amortization expense increased $4.8 million from $0.4 million for the six months ended June 30, 2010 to $5.2 million for the six months ended June 30, 2011. The increase is due to the increased number of hotels owned during the 2011 period and the disposition and replacement of furniture and fixtures at five hotels where major property improvement plans were completed during the six months ended June 30, 2011. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.
Real Estate and Personal Property Taxes
          Total property tax and insurance expenses increased $1.9 million from $0.2 million for the six months ended June 30, 2010 to $2.1 million for the six months ended June 30, 2011. The increase is due primarily to increased number of hotels owned during the 2011 period.
Corporate General and Administrative
          Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of unearned compensation of $0.8 and $0.2 million for the six months ended June 30, 2011 and for the six months ended June 30, 2010, respectively) increased $1.3 million to $2.1 million in 2011 from $0.8 million in 2010. This increase was primarily due to the fact the 2010 period comprised only 69 days while the 2011 period comprised 181 days.
Hotel Property Acquisition Costs
          Hotel property acquisition costs increased $0.5 million from $1.0 million for the six months ended June 30, 2010 to $1.5 million for the six months ended June 30, 2011. These expenses relate to the acquisition of hotels formerly owned by Innkeepers USA Trust (“Innkeepers”) described in Note 16, Subsequent Events, in the notes to our financial statements above. These acquisition-related costs are expensed when incurred in accordance with GAAP.
Interest and Other Income
          Interest income on cash and cash equivalents deceased $26,000 from $38,000 for the six months ended June 30, 2010 to $12,000 for the six months ended June 30, 2011. This decrease was due to the decrease in cash and cash equivalents of $83.7 million in 2011 from $98.7 million at June 30, 2010 to $15.0 million at June 30, 2011. The Company had not fully invested the cash from its IPO in the 2010 period.
Interest Expense
          Interest expense increased $1.4 million from $0.0 for the six months ended June 30, 2010 to $1.4 million for the six months ended June 30, 2011 due to interest cost on two loans we assumed in the third quarter of 2010, interest on our senior secured revolving credit facility originated in the third quarter of 2010 related to weighted average borrowings of $8.6 million at 4.5%, unused commitment fees of 50 basis points on the unused portion of our credit facility and amortization of deferred financing fees of $0.7 million for the six months ended June 30, 2011 relating to the two loans and the credit facility.
Income Tax Expense
          Income tax expense decreased $33,000 in 2011 from $47,000 for the six months ended June 30, 2010 to $14,000 for the six months ended June 30, 2011. We are subject to income taxes based on the taxable income of our TRS holding companies at a tax rate of approximately 40%.
Net loss applicable to Common Shareholders
          Net loss applicable to common shareholders increased $1.4 million in 2011 from a loss of $0.6 million, or $0.18 per diluted share for the six months ended June 30, 2010 to a loss of $2.0 million, or $0.15 per diluted share for the six months ended June 30, 2011. This increase was due to the factors discussed above.
Material Trends or Uncertainties
          We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
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
          FFO, Adjusted FFO, EBITDA and Adjusted EBITDA do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA and Adjusted EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA or Adjusted EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA and Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
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
          We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.
          The following is a reconciliation of net loss to FFO and Adjusted FFO for the three and six months ended June 30, 2011 and 2010 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(1,936)	$(642)	$(1,955)	$(642)
Depreciation	3,791	397	5,223	397

FFO	1,855	(245)	3,268	(245)
Hotel property acquisition costs	1,398	1,005	1,483	1,005

Adjusted FFO	$3,253	$760	$4,751	$760

Weighted average number of common shares and units outstanding:
Basic	13,757,449	7,119,725	12,784,515	3,580,028
Diluted	13,757,449	7,119,725	12,784,515	3,580,028

          We calculate EBITDA as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors compare our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, we use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.
          We further adjust EBITDA for certain additional items, including hotel property acquisition costs and amortization of non-cash share-based compensation which we believe are not indicative of the performance of our underlying hotel properties. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.
          The following is reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(1,936)	$(642)	$(1,955)	$(642)
Interest expense	642	—	1,415	—
Income tax expense	12	47	14	47
Depreciation and amortization	3,804	402	5,249	402

EBITDA	2,522	(193)	4,723	(193)
Hotel property acquisition costs	1,398	1,005	1,483	1,005
Share based compensation	393	224	786	224

Adjusted EBITDA	$4,313	$1,036	$6,992	$1,036

          Although we present FFO, Adjusted FFO, EBITDA and Adjusted EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:
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
Sources and Uses of Cash
          Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest and debt repayments and distributions to equity holders.
          As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $15.0 and $4.7 million, respectively. Additionally, the Company had $85.0 million available under the senior secured revolving credit facility as of June 30, 2011. Subsequent to June 30, 2011, we borrowed $57 million under the credit facility to fund a portion of the purchase of the five sister hotels.
          For the six months ended June 30, 2011, net cash flows provided by operations were $3.6 million, as our net loss of $1.9 million was due in significant part to non-cash expenses, including $5.9 million of depreciation and amortization and $0.7 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $1.1 million. Net cash flows used in investing activities were $20.2 million, which represents additional capital improvements to the thirteen hotels of $7.6 million and $12.6 million of funds placed into escrows for future acquisitions and lender or manager required escrows. Net cash flows provided by financing activities were $26.8 million, comprised primarily of proceeds generated from the February common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, offset by net repayments on our secured credit facility of $37.8 million, payment of mortgages of $0.1 million, payment of financing costs associated with our amended line of credit of $0.6 million and distributions to shareholders of $4.1 million.
          For the six months ended June 30, 2010, net cash flows provided by operations were $662,000, as our net loss of $642,000 was due in significant part to non-cash expenses, including $402,000 of depreciation and amortization and $224,000 of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $678,000. Net cash flows used in investing activities were $76.0 million, which represents acquisition of the six initial hotels of $73.5 million and $2.5 million of funds placed into escrows for future hotel acquisitions. Net cash flows provided by financing activities were $174.0 million, comprised primarily of proceeds generated from the initial public offering, net of underwriting fees and offering costs paid or payable to third parties, of $174.0 million.
          We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for each of the first and second quarters of 2011 were $0.175 per common share and LTIP unit. On July 15, 2011, we paid an aggregate of $2.5 million in second quarter dividends on our common shares and distributions on our LTIP units. We intend to use available cash and borrowings under our revolving secured line of credit to fund the cash requirements related to our pending hotel acquisition.
Liquidity and Capital Resources
          We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our board of trustees may modify or eliminate this policy at any time without the approval of our shareholders. In the 2011 second quarter, our Board of Trustees approved the temporary increase in our targeted leverage to not more than 55 percent, not including our share of assets and liabilities of the JV. Our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging cycle recovery is prudent to take advantage of the opportunity to buy hotels in the near term.
          On October 12, 2010, we entered into a $85 million senior secured revolving credit facility to fund future acquisition, redevelopment and expansion activities. At June 30, 2011, we had no outstanding borrowings under this credit facility. At June 30, 2011, there were eleven properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was $84.3 million. Subsequent to June 30, 2011, we borrowed $57 million under the credit facility to fund a portion of the purchase of the five sister hotels.
          The credit agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The two mortgage loans we assumed contain financial covenants concerning the maintenance of a minimum debt service coverage ratio. The loan encumbering the Altoona Courtyard hotel requires a minimum ratio of 1.5x and our ratio is 2.0x. The loan encumbering the Washington SpringHill Suites hotel requires a minimum ratio of 1.65x and our ratio is 2.4x. We were in compliance with these financial covenants at June 30, 2011.
          We amended our $85 million senior secured revolving credit facility effective May 2011. The amendment provides for an increase in the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease in the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the line of credit still has an accordion feature that provides the Company with the ability to increase the facility to $110 million.
          On February 8, 2011, we completed a public offering of 4.6 million common shares, raising net proceeds of $69.4 million. We used $42.8 million to pay down debt outstanding on the revolving credit facility. We used the remaining funds to fund a portion of our acquisition of the five sister hotels under Note 16, Subsequent Events, in the notes to our financial statements above.
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
          We intend to continue to invest in hotel properties only as suitable opportunities arise. In the near-term, we intend to fund future investments in properties with the net proceeds of offerings of our securities. Longer term, we intend to finance our investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in our operating partnership or other securities or borrowings. The success of our acquisition strategy depends, in part, on our ability to access additional capital through issuances of equity securities and borrowings. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels that do not meet out long-term investment objectives as a means to provide liquidity.
Dividend Policy
          Our current policy on common dividends is generally to distribute, annually, 100% of our annual taxable income. The amount of any dividends will be determined by our Board of Trustees. On May 25, 2011, our Board of Trustees declared a dividend of $0.175 per common share and LTIP unit. The dividends to our common shareholders and the distributions to our LTIP unit holders were paid on July 15, 2011 to holders of record as of June 30, 2011.
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
          For the three and six months ended June 30, 2011, we invested approximately $2.4 and $7.3 million, respectively, on capital investments in our hotels. We expect to invest approximately $13 million on capital improvements in 2011 on our 13 existing hotels owned at June 30, 2011, and $1.0 million on capital improvements on the five wholly owned hotels acquired from Innkeepers.
Contractual Obligations
          The following table sets forth our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at June 30, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$160	$19	$77	$64	$—
Revolving credit facility, including interest (1)	957	213	744	—	—
Ground leases	12,797	101	408	417	11,871
Property loans, including interest (1)	14,900	525	2,100	12,275	—

	$28,814	$858	$3,329	$12,756	$11,871

(1)	Does not reflect additional borrowings under the revolving credit facility after June 30, 2011 and interest payments are based on the interest rate in effect as of June 30, 2011. See Note 8, “Debt” to our consolidated financial statements for additional information relating to our property loans.
          In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.
          On January 31, 2011, we entered into a contract to purchase a hotel located in the greater Pittsburgh, Pennsylvania area for a total purchase price of approximately $24.9 million, which includes the assumption of approximately $7.3 million in existing mortgage debt secured by the property. The acquisition of this hotel is subject to customary closing requirements and conditions. The Company signed an agreement on June 22, 2011 to amend the closing date for the Pittsburgh hotel acquisition extending the closing date to September 30, 2011 with the ability to extend the date to October 31, 2011. The extension was required to accommodate the loan assumption process. The Company can give no assurance that the transaction will be completed within the expected time frame or at all.
          On May 3, 2011, a joint venture between Cerberus Capital Management and Chatham Lodging LP, INK Acquisition, LLC was selected as the winning bidder to purchase 64 hotels, subject to the terms and conditions of the bid, from Innkeepers USA Trust. The Company’s expected investment of $37.0 million will at closing represent less than a 10% interest in the JV and will be funded through borrowings under the revolving credit facility.
          On May 3, 2011, the Company entered into an agreement to purchase five hotels from affiliates of Innkeepers Trust USA for $195 million. The Company completed the acquisition of the five hotels on July 14, 2011. The acquisition was funded with available cash, borrowings under the revolving credit facility and assumption of existing mortgage debt on the hotels.
Inflation
          Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.
Seasonality
          Demand for our hotels is affected by recurring seasonal patterns. Generally, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, influenced by overall economic cycles and the geographic locations of the hotels we acquire.
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
          At June 30, 2011, our consolidated debt was comprised only of fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt	$—	$—	$—				$—	$—
Average interest rate (1)	4.50%	4.50%	4.50%				4.50%

Fixed rate:
Debt	$176	$354	$375	$398	$4,958	$5,913	$12,174	$12,373
Average interest rate	5.90%	5.90%	5.90%	5.90%	5.85%	5.96%	5.91%

(1)	LIBOR floor rate of 1.25% plus a margin of 3.25% at June 30, 2011. The one-month LIBOR rate was 0.25% at June 30, 2011.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Removed and Reserved
Item 5. Other information.
          None.
Item 6. Exhibits.
          The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Agreement of Purchase and Sale, dated as of May 3, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX

10.2	First Amendment to Agreement of Purchase and Sale, dated as of May 12, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX

Exhibit
Number	Description of Exhibit
10.3	Amended and restated binding commitment agreement regarding the acquisition and restructuring of certain subsidiaries of Innkeepers USA Trust dated as of May 16, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST
Dated: August 10, 2011	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)