Form 10-Q/A
period 2011-06-30
Chatham Lodging Trust
filed 2011-08-25
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☑  No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Chatham Lodging Trust
Explanatory Note
     This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Chatham Lodging Trust for the period ended June 30, 2011 filed on August 10, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
     No other changes have been made to the Form 10-Q. This form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II
OTHER INFORMATION
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1*	Agreement of Purchase and Sale, dated as of May 3, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX

10.2*	First Amendment to Agreement of Purchase and Sale, dated as of May 12, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX

10.3*	Amended and restated binding commitment agreement regarding the acquisition and restructuring of certain subsidiaries of Innkeepers USA Trust dated as of May 16, 2011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated: August 25, 2011	/s/ DENNIS M. CRAVEN Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

4