Form 10-Q
period 2011-09-30
Chatham Lodging Trust
filed 2011-11-09
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common Shares of Beneficial Interest ($0.01 par value per share)	13,819,939

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Investment in hotel properties, net	$402,631	$208,080
Cash and cash equivalents	8,150	4,768
Restricted cash	7,841	3,018
Hotel receivables (net of allowance for doubtful accounts of approximately $6 and $15, respectively)	2,144	891
Deferred costs, net	6,844	4,710
Prepaid expenses and other assets	2,152	735

Total assets	$429,762	$222,202

Liabilities and Equity:
Debt	$192,946	$50,133
Accounts payable and accrued expenses	8,893	5,248
Distributions payable	2,464	1,657

Total liabilities	204,303	57,038

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2011 and December 31, 2010	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized;
13,820,854 and 13,819,939 shares issued and outstanding, respectively at September 30, 2011 and 9,208,750 shares issued and outstanding at December 31, 2010	137	91
Additional paid-in capital	239,051	169,089
Accumulated deficit	(14,606)	(4,441)

Total shareholders’ equity	224,582	164,739

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	877	425

Total equity	225,459	165,164

Total liabilities and equity	$429,762	$222,202

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Room	$22,660	$8,147	$49,288	$12,691
Other operating	918	237	1,679	350

Total revenue	23,578	8,384	50,967	13,041

Expenses:
Hotel operating expenses:
Room	4,653	1,925	10,865	2,995
Other operating	8,185	3,002	18,215	4,597

Total hotel operating expenses	12,838	4,927	29,080	7,592
Depreciation and amortization	3,399	798	8,647	1,200
Property taxes and insurance	1,623	471	3,723	718
General and administrative	1,427	1,368	4,280	2,340
Hotel property acquisition costs	2,104	1,161	3,587	2,165

Total operating expenses	21,391	8,725	49,317	14,015

Operating income (loss)	2,187	(341)	1,650	(974)
Interest and other income	6	72	18	109
Interest expense, including amortization of deferred fees	(3,087)	(19)	(4,503)	(19)

Loss before income tax expense	(894)	(288)	(2,835)	(884)
Income tax expense	(61)	—	(75)	(46)

Net loss attributable to common shareholders	$(955)	$(288)	$(2,910)	$(930)

Loss per Common Share – Basic:
Net loss attributable to common shareholders (Note 12)	$(0.07)	$(0.03)	$(0.22)	$(0.17)

Loss per Common Share – Diluted:
Net loss attributable to common shareholders (Note 12)	$(0.07)	$(0.03)	$(0.22)	$(0.17)

Weighted average number of common shares outstanding:
Basic	13,766,297	9,125,000	13,115,439	5,448,663
Diluted	13,766,297	9,125,000	13,115,439	5,448,663

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity

	Common Shares
	Shares	Amount
Balance, December 31, 2009	1,000	$—	$10	$—	$10	$—	$10
Issuance of shares, net of offering costs of $13,752	9,125,000	91	168,657	—	168,748	—	168,748
Repurchase of common shares	(1,000)	—	(10)		(10)	—	(10)
Issuance of restricted shares	87,000	—	—	—	—	—	—
Forfeiture of restricted shares	(3,250)	—	—	—	—	—	—
Amortization of share based compensation	—	—	310	—	310	320	630
Dividends declared on common shares					—	—	—
($0.175 per share)	—	—	—	(1,612)	(1,612)	—	(1,612)
Distributions on LTIP units ($0.175 per unit)	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	(930)	(930)		(930)

Balance, September 30, 2010	9,208,750	$91	$168,967	$(2,542)	$166,516	$275	$166,791

Balance, December 31, 2010	9,208,750	$91	$169,089	$(4,441)	$164,739	$425	$165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Repurchase of vested common shares	(915)	—	(15)	—	(15)	—	(15)
Amortization of share based compensation	—	—	366	—	366	587	953
Dividends declared on common shares ($0.525 per share)	—	—	—	(7,255)	(7,255)	—	(7,255)
Distributions declared on LTIP units ($0.525 per unit)	—	—	—	—	—	(135)	(135)
Net Loss	—	—	—	(2,910)	(2,910)	—	(2,910)

Balance, September 30, 2011	13,819,939	$137	$239,051	$(14,606)	$224,582	$877	$225,459

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,910)	$(930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,604	1,182
Amortization of deferred franchise fees	43	18
Amortization of deferred fees included in interest expense	1,113	—
Share based compensation	1,178	630
Changes in assets and liabilities:
Hotel receivables	(1,109)	(350)
Deferred costs	(153)	(862)
Prepaid expenses and other assets	(1,283)	(168)
Accounts payable and accrued expenses	2,878	2,201

Net cash provided by operating activities	8,361	1,721

Cash flows from investing activities:
Improvements and additions to hotel properties	(9,639)	(930)
Acquisition of hotel properties, net of cash acquired	(61,981)	(144,609)
Restricted cash	(3,363)	(3,047)

Net cash used in investing activities	(74,983)	(148,586)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	15,800	—
Borrowings on secured line of credit	89,000	—
Repayments on secured line of credit	(95,800)	—
Payments on notes payable	(347)	(24)
Payment of financing costs	(1,498)	(203)
Payment of offering costs	(4,153)	(8,577)
Proceeds from issuance of common shares	73,600	182,490
Repurchase of vested common shares	(15)	—
Distributions-common shares/units	(6,583)	—

Net cash provided by financing activities	70,004	173,686

Net change in cash and cash equivalents	3,382	26,821
Cash and cash equivalents, beginning of period	4,768	24

Cash and cash equivalents, end of period	$8,150	$26,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,455	$16
Cash paid for income taxes	$24	$—

Supplemental disclosure of non-cash investing and financing information:

The Company has accrued distributions payable of $2,464. These distributions were paid on October 14, 2011.

On January 11, 2011, the Company issued 12,104 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2010. Accrued share based compensation of $210 was included in Accounts payable and accrued expenses as of December 31, 2010. Accrued share based compensation of $225 is included in Accounts payable and acrrued expenses as of September 30, 2011.

For the nine months ended September 30, 2011, the Company assumed the mortgages on the purchase of the 5 Sisters for $134,160 (Note 4). For the nine months ended September 30, 2010, the Company assumed the mortgages on the purchase of the Altoona and Washington hotels for $12,434.

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements

(unaudited)

1. Organization

Chatham Lodging Trust (the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 price per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended, the Company sold 500,000 common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.

On February 8, 2011, the Company completed a public offering that resulted in the sale of 4,600,000 common shares at $16.00 per share, generating $73.6 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $69.4 million.

The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, The Company contributed the net proceeds from the IPO and the concurrent private placement, as well as the proceeds of the February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of the Company’s assets are held by, and all of the Company’s operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of the limited partnership interest in the Operating Partnership. Certain of our executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on the accompanying consolidated balance sheet.

As of September 30, 2011, the Company owned 18 hotels with an aggregate of 2,414 rooms located in 10 states and the District of Columbia. To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotels to wholly owned taxable REIT lessee subsidiaries (“TRS Lessees”). Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. The Company’s TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the Company’s hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 10 hotels, Homewood Suites Management LLC, a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages 6 hotels and Concord Hospitality Enterprises Company manages 2 hotels.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors including the timing of the acquisition of hotels.

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

3. Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 14, 2010, and should be applied prospectively as of the date of adoption. The Company adopted the new disclosures as of January 1, 2011.

4. Acquisition of Hotel Properties

Acquisition of Hotel Properties

On July 14, 2011, the Company acquired five hotels (the “5 Sisters”) for an aggregate purchase price of $195.0 million, plus customary pro-rated amounts and closing costs, from affiliates of Innkeepers USA Trust. The Company funded the 5 Sisters acquisition with available cash, the assumption of debt and borrowings under the Company’s secured revolving credit facility. The 5 Sisters are as follows:

•	Residence Inn by Marriott® Anaheim – Garden Grove, CA.; 200 rooms.

•	Homewood Suites by Hilton® San Antonio Riverwalk – San Antonio, TX.; 146 rooms.

•	Residence Inn by Marriott® Tysons Corner – Vienna, VA.; 121 rooms.

•	Doubletree Guest Suites by Hilton® Washington DC – Washington, DC; 105 rooms.

•	Residence Inn by Marriott® San Diego Mission Valley – San Diego, CA.; 192 rooms.

The Company incurred acquisition costs of $2.1 million and $3.6 million, respectively, during the three and nine months ended September 30, 2011 and $1.2 million and $2.2 million, respectively, during the three and nine months ended September 30, 2010.

Hotel Management Agreements

One of the Company’s TRS Lessees entered into management agreements with IHM for each of the 5 Sisters. Each of these management agreements with IHM has an initial five-year term and provides for base management fees of 2.5% of the hotel’s gross room revenue and incentive management fees of 10% of net operating income in excess of a return threshold as defined in the agreements plus a monthly accounting fee of $1 thousand per hotel property. Incentive management fees are capped at 1% of gross hotel revenue. IHM may extend the management agreements for two additional 5-year renewal terms upon 90 days’ written notice to the Company. The management agreements may be terminated upon the sale of the hotels for no termination fee upon six months’ advance notice. The management agreements may also be terminated for cause, including the failure of the hotel’s operating performance to meet specified levels.

Hotel Franchise Agreements

One of the Company’s TRS Lessees has entered into the following five franchise agreements in connection with the 5 Sisters on July 14, 2011.

One of the Company’s TRS lessees has entered into a franchise agreement with Doubletree Franchise LLC (“Doubletree”), relating to the Doubletree Guest Suites by Hilton in Washington, DC. The new hotel franchise agreement has an initial term of 10 years and will expire on July 31, 2021. The franchise agreement is non-renewable. The Doubletree hotel franchise agreement provides for a franchise royalty fee equal to 5% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Doubletree franchise agreement generally has no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements.

One of the Company’s TRS lessees has entered into a franchise agreement with Homewood Suites Franchise LLC (“Homewood”), relating to the Homewood Suites by Hilton in San Antonio, Texas. The new hotel franchise agreement has an initial term of 15 years and will expire on July 31, 2026. The franchise agreement is non-renewable. The Homewood hotel franchise agreement provides for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Homewood franchise agreement generally has no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements.

One of the Company’s TRS lessees has entered into franchise agreements with Marriott International, Inc. (“Marriott”), relating to the Residence Inn properties in Garden Grove, California, Vienna, Virginia and San Diego, California. These franchise agreements have initial terms of 20 years and will expire on July 14, 2031. None of the agreements has a renewal option. The Marriott franchise agreements provide for franchise fees of 5.0% of the hotel’s gross room revenues through December 31, 2013, increasing to 5.5% for the remainder of the term and marketing fees equal to 2.5% of the hotel’s gross room revenues. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will.

Hotel Purchase Price Allocation

The allocation of the purchase price to the hotels based on their fair value was as follows (in thousands):

5 Sisters Acquisition
Acquisition date	07/14/11

Land	$35,231
Building and improvements	150,764
Furniture, fixtures and equipment	7,399
Cash	26
Restricted cash	1,460
Accounts receivable, net	144
Deferred costs, net	1,639
Prepaid expenses and other assets	134
Debt	(134,160)
Accounts payable and accrued expenses	(630)

Net assets acquired	$62,007

Net assets acquired, net of cash	$61,981

Pro Forma Financial Information

The following condensed pro forma financial information presents the results of operations as if the hotels acquired in 2010 and the acquisition of the 5 Sisters had taken place on January 1, 2010. The pro forma results below exclude acquisition costs of $1.4 and $1.9 million for the three and nine months ended September 30, 2011, respectively and $1.1 and $2.1 million for the three and nine months ended September 30, 2010. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2010, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Pro forma total revenue	$24,987	$20,210	$69,176	$58,223

Pro forma net income (loss)	$(432)	$(1,137)	$(3,132)	$2,156

Pro forma income (loss) per share:
Basic and diluted	$(0.03)	$(0.08)	$(0.23)	$0.16
Weighted average Common Shares Outstanding
Basic and diluted	13,819,939	13,819,939	13,819,939	13,819,939

5. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $6 thousand and $15 thousand as of September 30, 2011 and December 31, 2010.

6. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Land and improvements	$59,957	$24,620
Building and improvements	331,511	176,354
Furniture, fixtures and equipment	16,969	6,138
Construction in progress	2,408	3,505

	410,845	210,617
Less accumulated depreciation	(8,214)	(2,537)

Investment in hotel properties, net	$402,631	$208,080

7. Investment in Joint Venture

On May 3, 2011, a joint venture (the “JV”) between Cerberus Capital Management (“Cerberus”) and Chatham Lodging, L.P., was selected as the winning bidder in a bankruptcy court auction related to 64 of Innkeepers USA Trust’s (the “Innkeepers”) hotels. The Company paid a $2.4 million deposit into escrow upon the JV being named the winning bidder. The deposit is included in restricted cash on the Consolidated Balance Sheet at September 30, 2011. The JV completed the acquisition on October 27, 2011 for a total purchase price of approximately $1.02 billion, including the assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with a weighted average interest rate of 6.71% and maturing in 2017. The Company’s investment of $37 million in the JV represents approximately 10.3% interest in the JV and was funded through borrowings under the Company’s secured revolving credit facility. The Company plans to account for this investment under the equity method.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company will manage the JV and will receive a promote interest based on meeting certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

8. Debt

On August 16, 2011, the Company entered into a $15.8 million new mortgage loan on the Residence Inn New Rochelle in New Rochelle, NY. The Company assumed $134.2 million in existing mortgage loans on the 5 Sisters in connection with their acquisition. Each of the Company’s mortgage loans is secured by a first-mortgage lien on the underlying property. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

			Balance Outstanding as of
Collateral	Interest Rate	Maturity Date	September 30, 2011	December 31, 2010
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	$6,797	$6,924
Springhill Suites by Marriott Washington, PA	5.84%	April 1, 2015	5,298	5,408
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	15,776	0
Residence Inn by Marriott Garden Grove, CA	5.98%	October 1, 2016	32,417	0
Residence Inn by Marriott San Diego, CA	5.98%	October 1, 2016	40,135	0
Homewood Suites by Hilton San Antonio, TX	6.03%	October 1, 2016	18,448	0
Doubletree Suite by Hilton Washington, DC	6.03%	October 1, 2016	20,037	0
Residence Inn by Marriott Vienna, VA	6.03%	October 1, 2016	23,038	0

			$161,946	$12,332

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity. The estimated fair value of the Company’s debt in thousands as of September 30, 2011 and December 31, 2010 was $161,396 and $12,574, respectively.

On October 12, 2010, the Company entered into an $85 million senior secured revolving credit facility. At September 30, 2011 and December 31, 2010, the Company had $31.0 million and $37.8 million, respectively, of outstanding borrowings under this credit facility. At September 30, 2011, there were ten properties in the borrowing base securing borrowings under the credit facility. At September 30, 2011, the maximum borrowing availability under the revolving credit facility was $75.0 million.

The Company amended its $85 million senior secured revolving credit facility effective May 2011. The amendment provides for an increase to the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease to the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility has an accordion feature that provides the Company with the ability to increase the facility to $110 million, subject to lender approval. The Company paid $0.5 million in fees and related expenses in connection with this amendment. The fees are capitalized and amortized over the term of the credit facility.

As of September 30, 2011, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of September 30, 2011 are as follows (in thousands):

Amount
2011 (remaining three months)	$531
2012	1,848
2013	32,981
2014	2,106
2015	6,771
Thereafter	148,709

$192,946

9. Income Taxes

The Company’s TRS Lessees are subject to federal and state income taxes. The Company’s TRS Lessees are structured under one of two TRS holding companies that are treated separately for income tax purposes (“TRS 1” and “TRS 2”, respectively).

The components of income tax expense for the following periods are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Current:
Federal	$49	$—	$62	$36
State	12	—	13	10

Income tax expense	$61	$—	$75	$46

At December 31, 2010, TRS 1 had future taxable income deductions of $0.3 million related to accumulated net operating losses from 2010 and the gross deferred tax asset associated with these future tax deductions was $0.1 million. TRS 1 has recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this deferred asset due to the TRS Lessees limited operating history and the cumulative taxable losses incurred by TRS 1 since its inception. During 2011, TRS I has generated sufficient taxable income to fully utilize the deferred tax asset. Accordingly, the valuation allowance was reversed during 2011. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$—	$106
Valuation allowance	—	(106)

Net deferred tax asset	$—	$—

10. Dividends Declared and Paid

The Company declared common share dividends of $0.175 per share and distributions on LTIP units of $0.175 per unit for the three months ended September 30, 2011. The dividends and distributions were paid on October 14, 2011 to common shareholders and LTIP unit holders of record on September 30, 2011. The Company paid dividends declared for the first quarter of 2011 on April 15, 2011 and the second quarter of 2011 on July 15, 2011.

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

The Company completed a public offering of 4,600,000 common shares at a $16.00 price per share generating $73.6 million in gross proceeds on February 8, 2011. Net proceeds were approximately $69.4 million after underwriters’ discounts and commissions and other offering costs paid to third parties. As of September 30, 2011, 13,819,939 common shares were outstanding.

During the nine months ended September 30, 2011, the Company received 915 common shares of beneficial interest for a repurchase price of $16.43 per share related to an executive surrendering shares to pay taxes at the time restricted shares vested. The price per share is determined by using the closing price of the common shares the day before they are surrendered.

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at September 30, 2011.

Operating Partnership Units

If and when issued, holders of common units in the Operating Partnership will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the

Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of September 30, 2011 and December 31, 2010, there were no Operating Partnership common units held by unaffiliated third parties. At September 30, 2011, an aggregate of 257,775 LTIP Units were held by executive officers. The LTIP Units receive per unit distributions equal to the per share distribution paid on common shares.

The Company contributed the net proceeds from the February 8, 2011 common share offering to the Operating Partnership in exchange for 4,600,000 common units of the Operating Partnership.

12. Earnings Per Share

A two class method is used to determine earnings per share. The Company has no undistributed earnings. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to common shareholders	$(955)	$(288)	$(2,910)	$(930)
Dividends paid on unvested restricted shares	(9)	—	(32)	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(964)	$(288)	$(2,942)	$(930)

Denominator:
Weighted average number of common shares – basic	13,766,297	9,125,000	13,115,439	5,448,663
Effect of dilutive securities:
Unvested restricted shares (1)	—	—	—	—

Weighted average number of common shares – diluted	13,766,297	9,125,000	13,115,439	5,448,663

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.07)	$(0.03)	$(0.22)	$(0.17)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.07)	$(0.03)	$(0.22)	$(0.17)

(1)	Anti-dilutive for all periods presented.

13. Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though the independent trustees share compensation includes shares granted that vest immediately. The Company pays dividends on unvested shares and units. Certain awards may provide for accelerated vesting if there is a change in control. In January 2011, the Company issued 12,104 common shares to its independent trustees as compensation for services performed in 2010. A portion of the Company’s share-based compensation to the Company’s trustees for the year ended December 31, 2011 will be distributed on December 31, 2011 in the form of common shares. The quantity of shares will be calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 22,734 common shares had the liability classified award been satisfied as of September 30, 2011. As of September 30, 2011, there were 211,730 common shares available for issuance under the 2010 Equity Incentive Plan.

In the Company’s 2010 Annual Report on Form 10-K, the Company separately presented unvested stock-based compensation as a contra account to shareholder’s equity. In connection with the preparation of its financial statements for the nine months ended September 30, 2011, the Company has presented the stock-based compensation as an addition to additional paid-in-capital when recognized as expense, in accordance with the standards which apply to stock-based compensation, for all periods presented. The Company concluded that the revision to the amounts as of December 31, 2010 do not have a material impact on any of its previously issued financial statements.

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

A summary of the Company’s restricted share awards for the nine months ended September 30, 2011 and 2010 is as follows:

	2011		2010
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at beginning of the period	76,550	$19.04	87,000	$19.02
Granted	—	—	—	—
Vested	(25,521)	19.04	(7,200)	18.86
Forfeited	—	—	(3,250)	18.86

Nonvested at end of the period	51,029	$19.04	76,550	$19.04

As of September 30, 2011 and December 31, 2010, there were $0.8 million and $1.2 million, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2011, these costs were expected to be recognized over a weighted–average period of approximately 1.6 years. For the three and nine months ended September 30, 2011, the Company recognized approximately $0.1 and $0.4 million respectively, in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Long-Term Incentive Plan Units

LTIP Units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP Unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company does not receive a tax deduction for the value of any LTIP Units granted to employees. LTIP Units, whether vested or not, receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP Units have a capital account balance of zero, and do not have full parity with common Operating Partnership units with respect to liquidating distributions. The Operating Partnership will revalue its assets upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP Units may be converted by the holder, at any time, into an equal number of common units of limited partnership interest in the Operating Partnership (“OP Units”), which may be redeemed, at the option of the holder, for cash or at the Company’s option an equivalent number of the Company’s common shares.

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

The Company recorded $0.2 million and $0.6 million in compensation expense related to the LTIP Units for the three and nine months ended September 30, 2011 and $0.2 million and $0.3 million for the three and nine months ended

September 30, 2010. As of September 30, 2011, there was $2.8 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 3.6 years, which represents the weighted average remaining vesting period of the LTIP Units. As of September 30, 2011, none of the LTIP Units have reached parity.

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

At the New Rochelle Residence Inn, there is an air rights lease and garage lease that expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs.

The following is a schedule of the minimum future obligation payments required under the ground leases (in thousands):

Amount
2011 (Remaining three months)	$50
2012	203
2013	205
2014	207
2015	210
Thereafter	11,871

Total	$12,746

15. Related Party Transactions

Mr. Fisher owns 90% of IHM, a hotel management company. The Company has hotel management agreements with IHM to manage ten of its hotels. All but one of the 64 hotels acquired by the JV from Innkeepers will continue to be managed by IHM. Management and accounting fees paid by the Company to IHM for the three and nine months ended September 30, 2011 were $0.5 million and $0.9 million, respectively, and $69,000 for the three and nine months ended September 30, 2010.

16. Subsequent Events

As noted above, on May 3, 2011, the JV was selected as the winning bidder in a bankruptcy court auction related to 64 of Innkeepers’ hotels. The Company paid a $2.4 million deposit into escrow upon the JV being named the winning bidder. The deposit is included in restricted cash on the Consolidated Balance Sheet at September 30, 2011. An additional $3.1 million deposit was paid on October 20, 2011. The JV completed the acquisition on October 27, 2011 for a total purchase price of approximately $1.02 billion, including the assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with a weighted average interest rate of 6.71 percent and maturing in 2017. The Company’s investment of $37 million in the JV represents approximately 10.3% interest in the JV and was funded through borrowings under the Company’s secured revolving credit facility. The Company plans to account for this investment under the equity method.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company will manage the JV and will receive a promote interest based on meeting certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

On January 31, 2011, we entered into a contract to purchase the Residence Inn by Marriott® Pittsburgh University/Medical Center in Pittsburgh, Pennsylvania area for a total purchase price of approximately $24.9 million, which includes the assumption of approximately $7.3 million in existing mortgage debt secured by the property. The Company signed an agreement on June 22, 2011 to extend the closing date for the Pittsburgh hotel acquisition to September 30, 2011 with the option to further extend the closing date to October 31, 2011. On November 7, 2011, the Company terminated the purchase contract and forfeited a deposit of $0.6 million.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. In this report, we used the terms “the Company, “we” or “our” to refer to Chatham Lodging Trust and its subsidiaries, unless the context indicates otherwise.

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

Overview

We are a self-advised hotel investment company organized in October 2009. Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Doubletree Suites by Hilton®, Residence Inn by Marriott®, Summerfield Suites by Hyatt®, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.

We focus on premium-branded, select-service hotels in high growth markets with high barriers to entry concentrated primarily in the 25 largest metropolitan markets in the United States.

In February 2011, we completed a $73.6 million follow-on common share offering, adding capital to our balance sheet. With these funds we had available for investment as well as borrowing capacity, on July 14, 2011, we have acquired 5 hotels for $195 million, including the assumption of debt of $134.2 million. Additionally, we invested $37.0 million in a joint venture with Cerberus Capital Management (the “JV”) that acquired 64 hotels from Innkeepers USA Trust (“Innkeepers”) on October 27, 2011.

Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, at this early stage of the lodging cycle recovery, in the 2011 second quarter, our Board of Trustees approved the increase in our targeted leverage to not more than 55 percent, excluding our pro rata share of assets and liabilities of the JV, to take advantage of available growth opportunities.

Future growth through acquisitions will be funded by both issuances of common and preferred shares, draw-downs under our available credit facility, as well as the incurrence or assumption of individually secured hotel debt.

We believe 2011 and beyond will offer attractive growth for the industry and for Chatham. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

We have elected to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate our hotels. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries lease our hotel properties to taxable REIT lessee subsidiaries (“TRS Lessees”), who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees is treated as a taxable REIT subsidiary for federal income tax purposes is evaluated for consolidation within our financial statements for accounting purposes. However, since we control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of the TRS Lessees are subject to taxation as regular C corporations, as defined in the Code, potentially reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.

Financial Condition and Operating Performance Metrics

We measure financial condition and hotel operating performance by evaluating financial metrics and measures such as:

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

While the U.S. hotel industry has shown improvement since the time of our initial public offering in April 2010 and we are encouraged by these improvements, industry operating performance remains significantly below peak pre-2008 levels. Hotel industry operating performance historically has correlated with U.S. GDP growth, and a number of economists and government agencies currently predict that the U.S. economy will grow over the next several years. U.S. GDP growth can be adversely affected by forces outside of the U.S. We believe that if U.S. GDP continues to grow, when coupled with limited supply of new hotels, it will lead to increases in lodging industry RevPAR and hotel operating profits.

Comparison of the Three Months Ended September 30, 2011 (“2011”) to the Three Months Ended September 30, 2010 (“2010”)

Results of operations for the three months ended September 30, 2011 include the operating activities of the 18 hotels owned at September 30, 2011 and only for the period owned by us. We owned 11 hotels at September 30, 2010. The Company completed its initial public offering on April 21, 2010.

As reported by Smith Travel Research, industry RevPar for the three months ended September 30, 2011 and 2010 was up 7.9% and up 8.4% respectively. RevPar at our hotels was up 5.4% and 5.6% in the 2011 and 2010 periods, which include periods prior to our ownership for the three months ended September 30, 2010 for 5 of the hotels. In addition, six of our 18 hotels were undergoing significant renovations in 2011.

Revenues

Total revenue was $23.6 million for the quarter ended September 30, 2011 compared to total revenue of $8.4 million for the 2010 period due to the increased number of hotels owned in the 2011 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $22.6 and $8.1 million for the quarters ended September 30, 2011 and 2010, respectively.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership:

	For the three months ended
	September 30, 2011	September 30, 2010
Portfolio
ADR	$127.64	$127.09
Occupancy	84.4%	80.5%
RevPar	$107.76	$102.29

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $0.9 and $0.2 million for the quarters ended September 30, 2011 and 2010.

Hotel Operating Expenses

Hotel operating expenses increased $7.9 million from $4.9 million for the three months ended September 30, 2010 compared to $12.8 million for the three months ended September 30 2011 due to the increased number of hotels owned in the 2011 period. As a percentage of total revenue, hotel operating expenses were 54% for 2011 and 59% for 2010, which decrease is expected as ADR grows year over year and because the 5 Sisters operate at a higher gross profit margin than the other 13 hotels. Room expenses, which are the most significant component of hotel operating expenses, increased $2.7 million from $1.9 million in 2010 to $4.6 million in 2011. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $5.2 million from $3.0 million in 2010 to $8.2 million in 2011

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million from $0.8 million for the three months ended September 30, 2010 to $3.4 million for the three months ended September 30, 2011. The increase is due to the increased number of hotels during the 2011 period. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Real Estate and Personal Property Taxes

Total property tax and insurance expenses increased $1.1 million from $0.5 million for the three months ended September 30, 2010 to $1.6 million for the three months ended September 30, 2011. The increase is due primarily to the increased number of hotels owned during the 2011 period.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $0.4 and $0.4 million for the three months ended September 30, 2011 and for the three months ended September 30, 2010, respectively) were in line year over year at $1.0 million in 2011 and $1.0 million in 2010.

Hotel Property Acquisition Costs

Hotel property acquisition costs increased $0.9 million from $1.2 million for the three months ended September 30, 2010 to $2.1 million for the three months ended September 30, 2011. These expenses relate to the acquisition of hotels formerly owned by Innkeepers described in Note 4, Acquisition of Hotel Properties and Note 7, Investment in Joint Venture, in the notes to our financial statements above. These acquisition-related costs are expensed when incurred.

Interest and Other Income

Interest income on cash and cash equivalents decreased $66,000 from $72,000 for the three months ended September 30, 2010 to $6,000 for the three months ended September 30, 2011. This decrease was due to the decrease in cash and cash equivalents of $18.7 million from $26.8 million at September 30, 2010 to $8.1 million at September 30, 2011. We had not fully invested the cash from our IPO in the 2010 period.

Interest Expense

Interest expense increased $3.1 million from $19 thousand for the three months ended September 30, 2010 to $3.1 million for the three months ended September 30, 2011 due to interest cost on six new loans acquired or assumed in the third quarter of 2011, interest on our senior secured revolving credit facility with weighted average borrowings of $44.0 million at 4.5%, unused commitment fees of 50 basis points on the unused portion of our credit facility and amortization of deferred financing fees of $0.5 million for the three months ended September 30, 2011 relating to the eight loans and the credit facility.

Income Tax Expense

Income tax expense increased $60,907 from $0 for the three months ended September 30, 2010 to $60,907 for the three months ended September 30, 2011. TRS I generated a taxable loss in 2010, therefore there was no tax provision. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a tax rate of approximately 40%.

Net loss applicable to Common Shareholders

Net loss applicable to common shareholders increased $0.7 million from a loss of $0.3 million, or ($0.03) per diluted share for the three months ended September 30, 2010 to a loss of $1.0 million, or ($0.07) per diluted share for the three months ended September 30, 2011. This increase was due to the factors discussed above.

Comparison of the Nine Months Ended September 30, 2011 (“2011”) to the Nine Months Ended September 30, 2010 (“2010”)

Results of operations for the nine months ended September 30, 2011 include the operating activities of the 18 hotels owned at September 30, 2011, which includes the 5 Sister hotels acquired in the 3rd quarter of 2011. We owned 11 hotels for all or part of the nine months at September 30, 2010 for 161 days during the year. The Company completed its initial public offering on April 21, 2010.

As reported by Smith Travel Research, industry RevPar for the nine months ended September 30, 2011 and 2010 was up 8.3% and up 4.5% respectively. RevPar at our hotels was up 1.9% and 3.1% in 2011 and 2010, which includes periods prior to our ownership for the nine months ended September 30, 2010 and for certain hotels for a portion of the 2011 period. Our RevPar growth was adversely impacted because six of our 18 hotels were undergoing significant renovations in 2011.

Revenues

Total revenue was $51.0 million for the nine months ended September 30, 2011 compared to total revenue of $13.0 million for the 2010 period due to the increased number of hotels owned in the 2011 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $49.3 and $12.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operations of the hotels regardless of ownership:

	For the nine months ended September 30, 2011	161 Days Ended September 30, 2010
Portfolio
ADR	$126.35	$124.82
Occupancy	79.5%	78.9%
RevPar	$100.38	$98.51

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1.7 and $0.3 million, respectively, for the nine months ended September 30, 2011 and 2010.

Hotel Operating Expenses

Hotel operating expenses increased $21.5 million from $7.6 million for the nine months ended September 30, 2010 compared to $29.1 million for the nine months ended September 30, 2011 due to the increased number of hotels owned in the 2011 period. As a percentage of total revenue, hotel operating expenses were 57% for 2011 and 58% for 2010. Room expenses, which are the most significant component of hotel operating expenses, increased $7.9 million from $3.0 million in 2010 to $10.9 million in 2011. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $13.6 million from $4.6 million in 2010 to $18.2 million in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $7.4 million from $1.2 million for the nine months ended September 30, 2010 to $8.6 million for the nine months ended September 30, 2011. The increase is due to the increased number of hotels owned during the 2011 period and the disposition and replacement of furniture and fixtures at six hotels where major property improvement plans were completed during the nine months ended September 30, 2011. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Real Estate and Personal Property Taxes

Total property tax and insurance expenses increased $3.0 million from $0.7 million for the nine months ended September 30, 2010 to $3.7 million for the nine months ended September 30, 2011. The increase is due primarily to increased number of hotels owned during the 2011 period and due to the fact the 2010 period comprised only 161 days while the 2011 period comprised 273 days.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $1.2 and $0.6 million for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010, respectively) increased $1.3 million to $3.0 million in 2011 from $1.7 million in 2010. This increase was primarily due to the fact the 2010 period comprised only 161 days while the 2011 period comprised 273 days.

Hotel Property Acquisition Costs

Hotel property acquisition costs increased $1.4 million from $2.2 million for the nine months ended September 30, 2010 to $3.6 million for the nine months ended September 30, 2011. These expenses relate to the acquisition of hotels formerly owned by Innkeepers described in Note 4, Acquisition of Hotel Properties and Note 7, Investment in Joint Venture, in the notes to our financial statements above. These acquisition-related costs are expensed when incurred in accordance with GAAP.

Interest and Other Income

Interest income on cash and cash equivalents decreased $91,000 from $109,000 for the nine months ended September 30, 2010 to $18,000 for the nine months ended September 30, 2011. This decrease was due to the decrease in cash and cash equivalents of $18.7 million in 2011 from $26.8 million at September 30, 2010 to $8.1 million at September 30, 2011. The Company had not fully invested the cash from its IPO in the 2010 period and the excess cash was held in an interest bearing account.

Interest Expense

Interest expense increased $4.45 million from $46,000 for the nine months ended September 30, 2010 to $4.5 million for the nine months ended September 30, 2011 due to interest cost on eight loans acquired or assumed, interest on our senior secured revolving credit facility with a weighted average borrowings of $20.4 million at 4.5%, unused commitment fees of 50 basis points on the unused portion of our credit facility and amortization of deferred financing fees of $1.1 million for the nine months ended September 30, 2011 relating to the eight loans and the credit facility.

Income Tax Expense

Income tax expense increased $28,690 in 2011 from $46,000 for the nine months ended September 30, 2010 to $74,690 for the nine months ended September 30, 2011. TRS I generated a taxable loss in 2010, therefore there was no tax provision. We are subject to income taxes based on the taxable income of our TRS holding companies at a tax rate of approximately 40%.

Net loss applicable to Common Shareholders

Net loss applicable to common shareholders increased $2.0 million in 2011 from a loss of $0.9 million, or $0.17 per diluted share for the nine months ended September 30, 2010 to a loss of $2.9 million, or $0.22 per diluted share for the nine months ended September 30, 2011. This increase was due to the factors discussed above.

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

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment write-downs, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations, and that by excluding the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs that report FFO using the NAREIT definition.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and costs associated with the departure of the Company’s former Chief Financial Officer which are referred to as “other charges” below. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three and nine months ended September 30, 2011 and 2010 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(955)	$(288)	$(2,910)	$(930)
Depreciation	3,381	798	8,604	1,200

FFO	2,426	510	5,694	270
Hotel property acquisition costs	2,104	1,161	3,587	2,165
Other charges included in general and administrative expenses	—	270		270

Adjusted FFO	$4,530	$1,941	$9,281	$2,705

Weighted average number of common shares
Basic	13,766,297	9,125,000	13,115,439	5,448,663
Diluted	13,766,297	9,125,000	13,115,439	5,448,663

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

We further adjust EBITDA for certain additional items, including hotel property acquisition costs, costs associated with the departure of the former CFO which are referred to as “other charges” below and amortization of non-cash share-based compensation which we believe are not indicative of the performance of our underlying hotel properties. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Earnings Before Interest, Taxes,
Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(955)	$(288)	$(2,910)	$(930)
Interest expense	3,087	19	4,503	19
Income tax expense	61	—	75	46
Depreciation and amortization	3,399	798	8,647	1,200

EBITDA	5,592	529	10,315	335
Hotel property acquisition costs	2,104	1,161	3,587	2,165
Other charges included in general and administrative expenses	—	183	—	183
Share based compensation	393	406	1,178	630

Adjusted EBITDA	$8,089	$2,279	$15,080	$3,313

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

•

Adjusted FFO and Adjusted EBITDA do not reflect the impact of certain cash charges (including acquisition transaction costs or costs associated with the departure of the former CFO which are referred to as “other charges”) that result from matters we consider not to be indicative of the underlying performance of our hotel properties; and

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

Sources and Uses of Cash

Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs and debt repayments and distributions to equity holders.

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $8.1 and $4.7 million, respectively. Additionally, we had $54.0 million available under our $85.0 million senior secured revolving credit facility as of September 30, 2011. Subsequent to September 30, 2011, we used $2.0 million in escrow and borrowed the remaining funds under the credit facility to fund a portion of our minority investment in the JV.

For the nine months ended September 30, 2011, net cash flows provided by operations were $8.4 million, as our net loss of $2.9 million was due in significant part to non-cash expenses, including $9.8 million of depreciation and amortization and $1.2 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $0.3 million. Net cash flows used in investing activities were $75.0 million, primarily related to the acquisition of the 5 Sisters of $62.0, additional capital improvements to the eighteen hotels of $9.6 million and $3.4 million of funds placed into escrows for future acquisitions and lender or manager required escrows. Net cash flows provided by financing activities were $70.0 million, comprised primarily of proceeds generated from the February 2011 common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, proceeds from the issuance of a mortgage loan on our New Rochelle Residence Inn hotel of $15.8 million, offset by net repayments on our secured credit facility of $6.8 million, principal payment on mortgage debt of $0.3 million, payment of financing costs associated with our amended secured revolving credit facility and the six new loans acquired or assumed of $1.5 million and distributions to shareholders of $6.6 million.

For the nine months ended September 30, 2010, net cash flows provided by operations were $1.7 million, as our net loss of $0.9 million was due in significant part to non-cash expenses, including $1.2 million of depreciation and amortization and $0.6 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $0.8. Net cash flows used in investing activities were $148.6 million, which represents the acquisition price for eleven hotels of $144.6 million additional capital improvements to the eighteen hotels of $0.9 million and $3.1 million of funds placed into escrows for future hotel acquisitions. Net cash flows provided by financing activities were $173.7 million, comprised primarily of proceeds generated from the initial public offering, net of underwriting fees and offering costs paid or payable to third parties, of $173.9 million, payment of mortgages and financing costs associated with our amended line of credit and the two new loans assumed of $0.2.

We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for each of the first, second and third quarters of 2011 were $0.175 per common share and LTIP unit. On October 14, 2011, we paid an aggregate of $2.5 million in third quarter dividends on our common shares and distributions on our LTIP units.

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

On October 12, 2010, we entered into an $85 million senior secured revolving credit facility. At September 30, 2011 and December 31, 2010, we had $31.0 million and $37.8 million, respectively, in borrowings under this credit facility. At September 30, 2011, there were ten properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was $75.0 million. Subsequent to September 30, 2011, we used $2.0 million in escrow and borrowed the remaining funds under the credit facility to fund a portion of our minority investment in the JV.

The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The Two mortgage loans we assumed contain financial covenants concerning the maintenance of a minimum debt service coverage ratio. The loan encumbering the Altoona Courtyard hotel requires a minimum ratio of 1.5x and our ratio is 2.1x. The loan encumbering the Washington SpringHill Suites hotel requires a minimum ratio of 1.65x and our ratio is 2.5x. The five mortgage loans we assumed in connection with the acquisition of the 5 Sisters as well as the New Rochelle Residence Inn loan do not contain any financial covenants. We were in compliance with these financial covenants at September 30, 2011.

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

On February 8, 2011, we completed a public offering of 4.6 million common shares, raising net proceeds of $69.4 million. We used $42.8 million to pay down debt outstanding on the revolving credit facility. We used the remaining funds to fund a portion of our acquisition of the 5 Sisters, described under Note 4, Acquisition of Hotel Properties, in the notes to our financial statements above.

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

We intend to continue to invest in hotel properties only as suitable opportunities arise. We intend to finance our future investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in our operating partnership or other securities or borrowings. The success of our acquisition strategy depends, in part, on our ability to access additional capital through issuances of equity securities and borrowings. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels that do not meet our long-term investment objectives as a means to provide liquidity.

Dividend Policy

Our current policy on common dividends is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends will be determined by our Board of Trustees. On September 13, 2011, our Board of Trustees declared a dividend of $0.175 per common share and LTIP unit. The dividends to our common shareholders and the distributions to our LTIP unit holders were paid on October 14, 2011 to holders of record as of September 30, 2011.

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

For the three and nine months ended September 30, 2011, we invested approximately $1.9 million and $9.2 million, respectively, on capital investments in our hotels. We expect to invest an additional $3.8 million on capital improvements in 2011 on our 13 existing hotels and $1.0 million on capital improvements on the 5 Sisters acquired from Innkeepers.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at September 30, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$150	$9	$77	$64	$—
Revolving credit facility, including interest (1)	35,377	1,463	33,914	—	—
Ground leases	12,746	50	408	417	11,871
Property loans, including interest (1)	18,448	68	440	501	17,439

	$66,721	$1,590	$34,839	$982	$29,310

(1)	Does not reflect additional borrowings under the revolving credit facility after September 30, 2011 and interest payments are based on the interest rate in effect as of September 30, 2011. See Note 8, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.

On January 31, 2011, we entered into a contract to purchase the Residence Inn by Marriott® Pittsburgh University/Medical Center in Pittsburgh, Pennsylvania area for a total purchase price of approximately $24.9 million, which includes the assumption of approximately $7.3 million in existing mortgage debt secured by the property. The Company signed an agreement on June 22, 2011 to extend the closing date for the Pittsburgh hotel acquisition to September 30, 2011 with the option to further extend the closing date to October 31, 2011. On November 7, 2011, the Company terminated the purchase contract and forfeited a deposit of $0.6 million.

On May 3, 2011, the JV was selected as the winning bidder to purchase 64 hotels from Innkeepers. The JV completed the acquisition on October 27, 2011 for a total purchase price of approximately $1.02 billion, including the assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with a weighted average interest rate of 6.71 percent and maturing in 2017. Our investment of $37 million in the JV represents approximately 10.3% interest in the JV and was funded through borrowings under our secured revolving credit facility.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company will manage the JV and will receive a promote interest based on meeting certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

Demand for our hotels is affected by recurring seasonal patterns. Generally, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, influenced by overall economic cycles and the geographic locations of our hotels.

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

Recently Issued Accounting Standards

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 14, 2010, and should be applied prospectively as of the date of adoption. We adopted the new disclosures as of January 1, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to interest rate changes primarily as a result of our assumption of long-term debt in connection with our acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will seek to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With respect to variable rate financing, we will assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

At September 30, 2011, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt	$—	$—	$31,000				$31,000	$31,007
Average interest rate (1)	4.50%	4.50%	4.50%				4.50%

Fixed rate:
Debt	$531	$1,848	$1,981	$2,106	$6,771	$148,709	$161,946	$161,396
Average interest rate	5.97%	5.95%	5.95%	5.95%	5.88%	5.98%	5.97%

(1)	LIBOR floor rate of 1.25% plus a margin of 3.25% at September 30, 2011. The one-month LIBOR rate was 0.23% at September 30, 2011.

We estimate that a hypothetical one-percentage point increase in the variable intrest rate would result in additional interest expense of approximately $0.3 million annually. This assumes that the amount outstanding under our floating rate debt remains at $31.0 million, the balance as of September 30, 2011.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In addition to the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, our business is subject to the following additional risks:

Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.

We are co-investors with Cerberus in the Cerberus JV, which owns 64 hotels, and we may invest in additional joint ventures in the future. We may not be in a position to exercise sole decision-making authority regarding the properties owned through the Cerberus JV or other joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

It may be difficult for us to exit a joint venture after an impasse with our co-venturer.

In our joint ventures, there will be a potential risk of impasse in some joint venture decisions because our approval and the approval of each co-venturer will be required for some decisions. The types of decisions that would require the approval of each co-venturer would be determined under the joint venture agreement between the parties, but those types of decisions are likely to include borrowing above a certain level or disposing of assets. In any joint venture, we may have the right to buy our co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. However, it is possible that neither party will have the funds necessary to complete such a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops. In addition, there is no limitation under our declaration of trust and bylaws as to the amount of funds that we may invest in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreements with or among our co-venturers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated: November 9, 2011	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)