Form 10-K/A
period 2010-12-31
Chatham Lodging Trust
filed 2012-01-26
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission File Number: 001-34693

CHATHAM LODGING TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Cocoanut Row, Suite 216
Palm Beach, Florida	33480
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code)

(561) 802-4477

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

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

The number of common shares of beneficial interest outstanding as of March 1, 2011 was 13,808,750.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2011) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

EXPLANATORY NOTE

Chatham Lodging Trust is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011 (the “Original Filing”) to include the Report of Independent Registered Certified Public Accounting Firm on Financial Statement Schedule, which was inadvertently omitted from the Original Filing. A Consent of Independent Registered Certified Public Accounting Firm, dated March 8, 2011, is being filed as an exhibit to this Amendment No. 1 to reflect the inclusion of this report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are being filed herewith as exhibits to this Amendment No. 1.

Except as described above, this Annual Report on Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing, and does not purport to reflect any information or events subsequent to the filing thereof.

Item	8. Consolidated Financial Statements and Supplementary Data

CHATHAM LODGING TRUST

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of

Chatham Lodging Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Franchise fees were approximately $1.9 million for the year ended December 31, 2010.

Hotel Purchase Price Allocation

The allocation of the purchase price to the hotels, based on their fair value, was as follows (in thousands):

	Initial Acquisition Hotels	Hampton Inn & Suites Houston Houston, TX	Residence Inn Holtsville Holtsville, NY	Moody Three Portfolio	Residence Inn New Rochelle	Homewood Suites Carlsbad, CA	Total
Land	$12,120	$3,200	$2,200	$3,200	$—	$3,900	$24,620
Building and improvements	57,976	12,708	18,765	39,099	20,281	27,520	176,349
Furniture, fixtures and equipment	3,421	325	335	943	434	580	6,038
Cash	30	2	2	7	3	4	48
Restricted cash	—	—	—	2,642	—	—	2,642
Accounts receivable	379	24	—	106	46	—	555
Prepaid expenses and other assets	31	—	83	310	170	65	659
Debt	—	—	—	(12,434)	—	—	(12,434)
Accounts payable and accrued expenses	(440)	(148)	(56)	(180)	(36)	(44)	(904)

Net assets acquired	$73,517	$16,111	$21,329	$33,693	$20,898	$32,025	$197,573

Net assets acquired, net of cash	$73,487	$16,109	$21,327	$33,686	$20,895	$32,021	$197,525

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

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements — (Continued)

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

A summary of the Company’s restricted share awards for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted — Average Grant Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	87,000	19.02
Vested	(7,200)	18.86
Forfeited	(3,250)	18.86

Nonvested at December 31, 2010	76,550	$19.04

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

Report of Independent Registered Certified Public Accounting Firm

on

Financial Statement Schedule

To the Board of Trustees and Shareholders

Of Chatham Lodging Trust:

Our audits of the consolidated financial statements referred to in our report dated March 8, 2011 appearing in the 2010 Annual Report to Shareholders of Chatham Lodging Trust (which report and consolidated financial statements are included in this Annual Report on Form 10-K, as amended) also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K, as amended. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 8, 2011

CHATHAM LODGING TRUST SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

			Initial Cost			Cost Cap. Sub. to Acq. Bldg &	Gross Amount at End of Year
	Year of			Buildings &	Cost Cap. Sub.			Buildings &		Bldg &	Accumulated	Depreciation
Description	Acquisition	Encurmbrances	Land	Improvements	to Acq. Land	Improvements	Land	Improvements	Total	Improvements	Depreciation	Life
	(In thousands)
Homewood Suites Orlando — Maitland, FL	2010	(1)	1,800	7,200	—	—	1,800	7,200	9,000	7,200	125	40 Years
Homewood Suites Boston — Billerica, MA	2010	(1)	1,470	10,555	—	2	1,470	10,557	12,027	10,557	183	40 Years
Homewood Suites Minneapolis — Mall of America, Bloomington, MN	2010	(1)	3,500	13,960	—	1	3,500	13,961	17,461	13,961	242	40 Years
Homewood Suites Nashville — Brentwood, TN	2010	(1)	1,525	9,300	—	1	1,525	9,301	10,826	9,301	161	40 Years
Homewood Suites Dallas — Market Center, Dallas, TX	2010	(1)	2,500	7,583	—	1	2,500	7,584	10,084	7,584	131	40 Years
Homewood Suites Hartford — Farmington, CT	2010	(1)	1,325	9,375	—	2	1,325	9,377	10,702	9,377	162	40 Years
Hampton Inn & Suites Houston — Houston, TX	2010	(1)	3,200	12,709	—	—	3,200	12,709	15,909	12,709	159	40 Years
Residence Inn Holtsville — Holtsville, NY	2010	(1)	2,200	18,765	—	—	2,200	18,765	20,965	18,765	194	40 Years
Courtyard Altoona — Altoona, PA	2010	6,924	—	10,730	—	—	—	10,730	10,730	10,730	95	40 Years
Springhill Suites Washington — Washington, PA	2010	5,408	1,000	10,692	—	—	1,000	10,692	11,692	10,692	95	40 Years
Residence Inn White Plains — White Plains, NY	2010	(1)	2,200	17,677	—	—	2,200	17,677	19,877	17,677	121	40 Years
Residence Inn New Rochelle — New Rochelle, NY	2010	(1)	—	20,281	—	—	—	20,281	20,281	20,281	122	40 Years
Homewood Suites Carlsbad — Carlsbad, CA	2010	(1)	3,900	27,520	—	—	3,900	27,520	31,420	27,520	111	40 Years

Grand Total(s)			24,620	176,347	—	7	24,620	176,354	200,974	176,354	1,901

(1)	This property is pledged as collatral to borrowings made under the revolving credit facility obtained on October 12, 2010, which had outstanding borrowings of $37,800 as of December 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.	Exhibits

The following exhibits are filed as part of this Amendment No. 1 on Form 10-K/A:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements and Financial Statement Schedule of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

By:	/s/ Jeffrey H. Fisher
Jeffrey H. Fisher
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: January 26, 2012