Form 10-K
period 2011-12-31
Chatham Lodging Trust
filed 2012-03-09
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the 13,819,939 common shares of beneficial interest held by non-affiliates of the registrant was $222,639,217.29 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2011.

The number of common shares of beneficial interest outstanding as of March 01, 2012 was 13,847,531.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 29, 2012) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

Chatham Lodging Trust

1

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

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

We completed our initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), we sold 500,000 of our common shares to Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.

On February 8, 2011, we completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million, adding capital to our balance sheet. Using these funds as well as borrowing capacity on our secured revolving credit facility, on July 14, 2011, we acquired five hotels for an aggregate purchase price of $195 million, including the assumption of five individual mortgage loans secured by the hotels totaling $134.2 million. Additionally, we invested $37.0 million for an approximate 10.3% interest in a joint venture (the “JV”) with Cerberus Capital Management (“Cerberus”) that acquired 64 hotels from Innkeepers USA Trust (“Innkeepers”) on October 27, 2011. The Company accounts for this investment under the equity method.

We had no operations prior to the consummation of the IPO. Following the closing of the IPO, we contributed the net proceeds from the IPO and the concurrent private placement, as well as the proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of our executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on our consolidated balance sheets.

As of December 31, 2011, we owned 18 hotels with an aggregate of 2,414 rooms located in 10 states and the District of Columbia and we held a 10.3% minority interest in the JV, which owns 64 hotels comprising an aggregate of 8,329 rooms. To qualify as a REIT, we cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of our taxable REIT subsidiary (“TRS”) holding companies. We indirectly own our interest in [51] of the 64 JV hotels through the Operating Partnership, and we own our interest in the remaining [13] JV hotels through one of our TRS holding companies. All of the JV hotels are leased to TRS Lessees in which we indirectly own a 10.3% minority interests through one of our TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 10 of our wholly owned hotels; Homewood Suites Management LLC, a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages six of our wholly owned hotels; and Concord Hospitality Enterprises Company (“Concord”) manages two of our wholly owned hotels. All but one of the JV hotels are managed by IHM. One JV hotel is managed by Dimension Development Company.

Our wholly owned hotels includes upscale extended-stay hotels that operate under the Homewood Suites by Hilton® brand (eight hotels) and Residence Inn by Marriott® brand (six hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (one hotel), the Hampton Inn and Suites by Hilton® brand (one hotel), the SpringHill Suites by Marriott® brand (one hotel) and the Doubletree Suites by Hilton® brand (one hotel).

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

We also invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn and Suites®, SpringHill Suites by Marriott® and Doubletree Suites®. The service and amenity offerings of these hotels typically include complimentary breakfast, high-speed internet access, local calls, in-room movie channels, and daily linen and room cleaning service.

The following sets forth certain information with respect to our 18 wholly-owned hotels at December 31, 2011:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Debt
							(Unaudited)
Homewood Suites by Hilton Boston-Billerica/ Bedford/Burlington	Billerica, Massachusetts	Hilton	April 23, 2010	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton	Bloomington,
Minneapolis-Mall of America	Minnesota	Hilton	April 23, 2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	Hilton	April 23, 2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Hilton	April 23, 2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	Hilton	April 23, 2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Hilton	April 23, 2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	November 3, 2010	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	July 2, 2010	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	August 24, 2010	2001	105	$11.3 million	$107,619	$6.8 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	August 24, 2010	2000	86	$12.0 million	$139,535	$5.3 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	August 3, 2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	September 23, 2010	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	October 5, 2010	2000	124	$21.0 million	$169,355	$15.7 million
Residence Inn Garden Grove	Garden Grove, CA	Island Hospitality	July 14, 2011	2003	200	$43.6 million	$218,000	$32.4 million
Residence Inn Mission Valley	San Diego, CA	Island Hospitality	July 14, 2011	2003	192	$52.5 million	$273,438	$40.0 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, TX	Island Hospitality	July 14, 2011	1996	146	$32.5 million	$222,603	$18.4 million
Doubletree Suites by Hilton Washington DC	Washington, DC	Island Hospitality	July 14, 2011	1974	105	$29.4 million	$280,000	$19.9 million
Residence Inn Tysons Corner	Vienna, VA	Island Hospitality	July 14, 2011	2001	121	$37.0 million	$305,785	$22.9 million
Total/ Weighted Average					2,414	$403.8 million	$163,854	$161.4 million

Business Strategy

Our primary objective is to generate attractive returns for our shareholders through investing in hotel properties (whether wholly owned or through a joint venture) at prices that provide strong returns on invested capital, paying dividends and generating long-term value appreciation. We believe we can create long-term value by pursuing the following strategies:

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

•

Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize both brand-affiliated management companies and independent management companies, including IHM, a hotel management company 90% owned by Mr. Fisher that currently manages ten of our hotels. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•

Selective investment in hotel debt: We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in property values will require us to repay debt. In the 2011 second quarter, our Board of Trustees approved the temporary increase in our targeted leverage to not more than 55 percent, not including our share of assets and liabilities of the JV. Our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging cycle recovery is prudent to take advantage of the opportunity to buy hotels in the near term. Over time, we intend to finance our growth with issuances of common and preferred shares and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which they operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates and Revenue per Available Room (“RevPAR”), and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA will take effect. The new guidelines could cause some of our hotel properties to incur costly measures to become fully compliant.

If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders could be adversely affected. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

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

Furthermore, various court decisions have established that third parties may recover damages for injury caused by release of hazardous substances and for property contamination. For instance, a person exposed to asbestos while working at or staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental issues restrict the use of a property or place conditions on various activities. One example is laws that require a business using chemicals to manage them carefully and to notify local officials if regulated spills occur.

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

Employment Regulations

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

Tax Status

We elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2010 under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares of beneficial interest. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our current and intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our TRS Lessees will be fully subject to federal, state and local corporate income tax. Moreover, our TRS holding company that indirectly owns our interest in 13 of the JV hotels will be subject to federal, state and local corporate income tax on its allocable share of all of the income from those hotels.

Hotel Management Agreements

We assumed the existing hotel management agreements in place at six of our hotels—the Boston-Billerica Homewood Suites, Minneapolis-Bloomington Homewood Suites, Nashville-Brentwood Homewood Suites, Dallas Homewood Suites, Hartford-Farmington Homewood Suites and Orlando-Maitland Homewood Suites—all of which are managed by Promus Hotels, Inc., a subsidiary of Hilton Hotels Worldwide (“Hilton”). Each of these hotel management agreements became effective on December 20, 2000, has an initial term of 15 years and may be renewed for an additional five-year period at the manager’s option by written notice to us no later than 120 days prior to the expiration of the initial term.

Under these six hotel management agreements, the manager receives a base management fee equal to 2% of the hotel’s gross room revenue and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income, less fixed costs, base management fees, agreed-upon return on the owner’s original investment and debt service payments. In addition to the management fee, a franchise royalty fee equal to 4% of the hotel’s gross room revenue and program fees equal to 4% of the hotel’s gross room revenue are also payable to Hilton. See “Hotel Franchise Agreements”. Prior to April 23, 2013, each of these six management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event we undergo a change in control. If the new owner does not assume the existing management agreement and does not obtain a Homewood Suites franchise license upon such a change of control, we will be required to pay a termination fee to the manager. Beginning on April 23, 2013, we may terminate the six Hilton management agreements upon six months notice to the manager without payment of a termination fee. If we were to terminate the management agreements prior to the termination date, we may be responsible for paying termination fees to the manager.

Our management agreements with Concord, the manager of the Altoona, Pennsylvania Courtyard and the Washington, Pennsylvania SpringHill Suites, provide for base management fees equal to 4% of the managed hotel’s gross room revenue. The initial ten-year term of each management agreement expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by our TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If we were to terminate the management agreements during the first nine years of the term other than for breach or default by the manager, we may be responsible for paying termination fees to the manager.

All of our remaining hotels are managed by IHM, which is 90% owned by Mr. Fisher. Our management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at our option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues for the Hampton Inn Houston, TX, Residence Inn Holtsville, NY, Residence Inn White Plains, NY, Residence Inn New Rochelle, NY and Homewood Suites Carlsbad, CA and 2.5% of the managed hotel’s gross revenues for the Residence Inn Garden Grove, CA, Residence Inn San Diego, CA, Homewood Suites San Antonio, TX, Doubletree Suites Washington, DC and Residence Inn Tysons Corner, VA and an accounting fee of $1,000 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Hotel Franchise Agreements

One of the Company’s TRS Lessees has entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, for our eight Homewood Suites by Hilton® hotels. Each of the hotel franchise agreements has an initial term ranging from 15-18 years. These Hilton hotel franchise agreements provide for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.

One of the Company’s TRS Lessees has entered into franchise agreements with Marriott International, Inc., (“Marriott”), relating to our Residence Inn properties in Holtsville, New York, New Rochelle, New York, White Plains, New York, Garden Grove, CA, San Diego, CA and Vienna, VA, our Courtyard property in Altoona, Pennsylvania and our SpringHill Suites property in Washington, Pennsylvania. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2031. None of the agreements has a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, our TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.

One of the Company’s TRS Lessees has entered into a franchise agreement with Hampton Inns Franchise LLC, (“Hampton Inns”), relating to the Hampton Inn & Suites® Houston-Medical Center. The franchise agreement has an initial term of approximately 10 years and expires on July 31, 2020. There is no renewal option. The Hampton Inns franchise agreement provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fee equal to 5% of the hotel’s gross rooms revenue. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.

One of the Company’s TRS Lessees has entered into a franchise agreement with Doubletree Franchise LLC (“Doubletree”), relating to the Doubletree Guest Suites by Hilton in Washington, DC. The franchise agreement has an initial term of 10 years and will expire on July 31, 2021. The franchise agreement is non-renewable. The Doubletree hotel franchise agreement provides for a franchise royalty fee equal to 5% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Doubletree franchise agreement generally has no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements.

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

At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs.

The following is a schedule of the minimum future obligation payments required under the ground, air rights and garage leases (in thousands):

Amount
2012	$203
2013	205
2014	207
2015	210
2016	212
Thereafter	11,660

Total	$12,697

Condominium Leases

The Residence Inn White Plains hotel is part of a condominium known as La Reserva Condominium (the “Condominium”). The Condominium is comprised of 143 residential units and four commercial units. The four commercial units are owned by us and are part of the White Plains hotel. The White Plains hotel is comprised of 129 of the residential units owned by us and four residential units leased by us from unaffiliated third party owners. The remaining 10 residential units are owned and occupied by unaffiliated third party owners.

We lease 4 residential units in the White Plains hotel from individual owners (the “Condo Owner”). The lease agreements are for 6 years with a one-time 5 year renewal option. The White Plains hotel has the right to sublease the unit to any third party, including hotel guests, for such rent and on such terms as the White Plains hotel may determine. Each Condo Owner may reserve the unit for seven days in any calendar quarter or two weeks in any calendar year. In the event of such a reservation by the Condo Owner, the White Plains hotel will have no obligation to pay rent during such period. Each Condo Owner is also obligated to reimburse the White Plains hotel for renovations that were completed in 2008. Minimum annual rents payable to the Condo Owner are approximately $70 thousand per year and amounts receivable from the Condo Owner for its renovation reimbursements are approximately $11 thousand per year, subject to a balloon repayment at the end of the lease term of any remaining reimbursements. The White Plains hotel is responsible for paying assessments to the Condominium association on a monthly basis for all residential units owned and leased. The White Plains hotel provides certain services to the Condominium association for housekeeping, maintenance and certain other services and receives compensation from the Condominium association for these services.

Employees

As of March 5, 2012, we had six employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement.

Available Information

Our Internet website is www.chathamlodgingtrust.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3,4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, our website includes corporate governance information, including the charters for committees of the Board of Trustees, our Corporate Governance Guidelines, Conflict of Interest Policy and our Code of Business Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Chatham Lodging Trust, 50 Cocoanut Row, Suite 216, Palm Beach, FL 33480. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Item 1A.	Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, our ability to make cash distributions to our shareholders could be impaired and the trading price of our common shares could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation.

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

Our investment policies are subject to revision from time to time at our board’s discretion, which could diminish shareholder returns below expectations.

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

The success of our growth strategy depends on access to capital through use of excess cash flow, borrowings or subsequent issuances of common shares or other securities. Acquisitions of new hotel properties will require significant additional capital and existing hotels require periodic capital improvement initiatives to remain competitive. We may not be able to fund acquisitions or capital improvements solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to satisfy the requirements for qualification as a REIT for federal income tax purposes. As a result, our ability to fund capital expenditures for acquisitions through retained earnings is very limited. Our ability to grow through acquisitions of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on capital markets conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

In order for us to qualify as a REIT, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. The TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input into operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Jeffrey H. Fisher, our chief executive officer, controls IHM, a hotel management company that currently manages ten of our hotels and all but one of the 64 hotels acquired by the JV, and may manage additional hotels that we acquire in the future. See “Conflicts of interest could result in future business transactions between us and affiliates owned by our Chief Executive Officer” below.

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

Our hotels operate under franchise agreements, and we may become subject to the risks that are found in concentrating our hotel properties in one or several franchise brands. Our hotel operators must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Pursuant to certain of the franchise agreements, certain upgrades are required every five to six years, and the franchisors may also impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its ‘frequent guest’ program, which can add substantial expense for the hotel. The franchisors also may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our shareholders.

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

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders (determined before the deduction for dividends paid and excluding any net capital gains). In the event of downturns in our operating results and financial performance or unanticipated capital improvements to our hotels (including capital improvements that may be required by franchisors), we may be unable to declare or pay distributions to our shareholders, or maintain our then-current dividend rate. The timing and amount of distributions are in the sole discretion of our Board of Trustees, which considers, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. We cannot assure you we will generate sufficient cash in order to continue to fund distributions.

Among the factors which could adversely affect our results of operations and distributions to shareholders are reductions in hotel revenues; increases in operating expenses at the hotels leased to our TRS Lessees; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; cash demands from the joint venture and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at hotels and could directly affect us negatively by:

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

We intend to use secured and unsecured debt to finance long-term growth. While we intend to target overall debt levels of less than 35% of our investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges), our Board of Trustees may change this financing policy at any time without shareholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. In fact, during 2011, our Board of Trustees approved the increase in our targeted leverage to not more than 55 percent, excluding our pro rata share of assets and liabilities of the JV. Incurring additional debt could subject us to many risks, including the risks that:

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

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

•	the terms of our debt may limit our ability to make distributions to our shareholders.

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

If we do not have sufficient funds to repay our outstanding debt at maturity or before maturity in the event we breach our debt agreements and our lenders exercise their right to accelerate repayment, we may be required to refinance the debt through additional debt or additional equity financings. Covenants applicable to our existing and future debt could impair our planned investment strategy and, if violated, result in a default. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. We have placed mortgages on certain of our hotel properties to secure our credit facility, have assumed mortgages on seven other hotels we acquired, placed a mortgage on one other hotel and may place additional mortgages on certain of our hotels to secure other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our hotel properties that are pledged to secure our obligations to foreclosure.

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

We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, such hedging implies costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations there under. Furthermore, any such hedge agreements would subject us to the risk of incurring significant non-cash losses on our hedges due to declines in interest rates if our hedges were not considered effective under applicable accounting standards.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and disputes between us and our joint venture partners.

We are co-investors with Cerberus in the JV, which owns 64 hotels, and we may invest in additional joint ventures in the future. We may not be in a position to exercise sole decision-making authority regarding the properties owned through the JV or other joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

Our Operating Partnership act as guarantor under certain debt obligations of the JV.

In connection with certain non-recourse JV mortgage loans, our Operating Partnership could be required to repay portions of the indebtedness, up to an amount commensurate with our 10.3% interest in the JV, in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds, and material misrepresentations.

We may from time to time make distributions to our shareholders in the form of our common shares, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.

Although we have no current intention to do so, we may, if possible, in the future distribute taxable dividends that are payable in cash or common shares at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

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

Our chief executive officer, Mr. Fisher, owns 90% of IHM, a hotel management company that currently manages ten of our hotels and all but one of the 64 hotels acquired by the JV, and may manage additional hotels that we acquire or own in the future. Because Mr. Fisher is our Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Risks Related to the Lodging Industry

The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.

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

A substantial part of our business strategy is based on the belief that the lodging markets in which we invest will continue to experience improving economic fundamentals in the future. We cannot predict the extent to which lodging industry fundamentals will continue to improve. In the event conditions in the industry do not continue to improve, or deteriorate, our ability to execute our business strategy would be adversely affected, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

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

These factors could reduce the net operating profits of our TRSs and the rental income we receive from our TRS Lessees, which in turn could adversely affect our ability to make distributions to our shareholders.

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

The upscale extended-stay and mid-price segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. Many competitors have substantially greater marketing and financial resources than our operators or us. New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

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

Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, various court decisions have established that third parties may recover damages for injury caused by release of hazardous substances and for property contamination. For instance, a person exposed to asbestos while working at or staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental issues restrict the use of a property or place conditions on various activities. One example is laws that require a business using chemicals to manage them carefully and to notify local officials if regulated spills occur.

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

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA will take effect. The new guidelines could cause some of our hotel properties to incur costly measures to become fully compliant.

If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders could be adversely affected. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

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

Currently, limited credit is available to purchasers of hotel properties and financing structures such as CMBS, which have been used to finance hotel acquisitions in recent years, have been reduced. If financing for hotel properties is not available or is not available on attractive terms, it will adversely impact the ability of third parties to buy our hotels. As a result, we may hold our hotel properties for a longer period than we would otherwise desire and may sell hotels at a loss.

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

In order for federal corporate income tax not to apply to earnings that we distribute, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined before the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code. Our only source of funds to make these distributions comes from distributions that we will receive from our operating partnership. Accordingly, we may be required to borrow money, sell assets or make taxable distributions of our capital shares or debt securities, to enable us to pay out enough of our REIT taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would subject us to federal income tax and potentially to state and local taxes.

We elected to be taxed as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. We may also be subject to state and local taxes if we fail to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares of beneficial interest. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify, which would negatively impact the value of our common shares.

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

Our TRS structure increases our overall tax liability.

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

Additionally, we own our interest in 13 of the JV hotels through one of our TRS holding companies. With respect to those hotels the TRS holding company will pay federal, state and local income tax on its allocable share of all of the income from those hotels.

Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% of the value of our total gross assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

If our leases with our TRS Lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS Lessees, which should constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization, not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify for REIT status.

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

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our TRS Lessees. A

TRS Lessee will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility to the extent the TRS Lessee leases properties from us that are managed by an “eligible independent contractor.” In addition, our TRS holding companies will fail to qualify as “taxable REIT subsidiaries” if they lease or own a lodging facility that is not managed by an “eligible independent contractor.”

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS Lessees to be qualifying income for our REIT income test requirements and for our TRS holding companies to qualify as “taxable REIT subsidiaries”. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their opinion on our internal control over financial reporting. As we rapidly grow our business and acquire new hotel properties with existing internal controls that may not be consistent with our own, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. In particular, we will need to establish, or cause our third party hotel managers to establish, controls and procedures to ensure that hotel revenues and expenses are properly recorded at our hotels. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Any such failure could cause investors to lose confidence in our reported financial information and adversely affect the market value of our common shares or limit our access to the capital markets and other sources of liquidity.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our gross assets (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) can consist of the securities of any one issuer, and no more than 25% of the value of our total gross assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We are generally required to distribute to our shareholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by the risk factors described in this prospectus. Subject to satisfying the requirements for REIT qualification, we intend over time to make regular quarterly distributions to our shareholders. Our Board of Trustees has the sole discretion to determine the timing, form and amount of any distributions to our shareholders. Our Board of Trustees makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Trustees may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to realize attractive returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

We also may issue from time to time additional common shares or limited partnership interests in our operating partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 565,359 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following table sets forth certain operating information for our hotels as of December 31, 2011:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Debt
							(Unaudited)
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	Hilton	April 23, 2010	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Hilton	April 23, 2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	Hilton	April 23, 2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Hilton	April 23, 2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	Hilton	April 23, 2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Hilton	April 23, 2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	November 3, 2010	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	July 2, 2010	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	August 24, 2010	2001	105	$11.3 million	$107,619	$6.8 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	August 24, 2010	2000	86	$12.0 million	$139,535	$5.3 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	August 3, 2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	September 23, 2010	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	October 5, 2010	2000	124	$21.0 million	$169,355	$15.7 million
Residence Inn Garden Grove	Garden Grove, CA	Island Hospitality	July 14, 2011	2003	200	$43.6 million	$218,000	$32.4 million
Residence Inn Mission Valley	San Diego, CA	Island Hospitality	July 14, 2011	2003	192	$52.5 million	$273,438	$40.0 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, TX	Island Hospitality	July 14, 2011	1996	146	$32.5 million	$222,603	$18.4 million
Doubletree Suites by Hilton Washington DC	Washington, DC	Island Hospitality	July 14, 2011	1974	105	$29.4 million	$280,000	$19.9 million
Residence Inn Tysons Corner	Vienna, VA	Island Hospitality	July 14, 2011	2001	121	$37.0 million	$305,785	$22.9 million
Total/Weighted Average					2,414	$403.8 million	$163,854	$161.4 million

We lease our headquarters located at 50 Cocoanut Row, Suite 216, Palm Beach, FL 33480. The Altoona hotel is subject to a ground lease with an expiration of April 30, 2029 with an option of up to 12 additional terms of five years each. In connection with the New Rochelle hotel, there is an air rights lease and garage lease that each expire on December 1, 2104.

Item 3.	Legal Proceedings

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business and which is expected to pose no material financial risk to the Company and/or is expected to be covered by insurance policies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the New York Stock Exchange, (the “NYSE”), on April 16, 2010 under the symbol “CLDT”. The closing price of our common shares on the NYSE on December 30, 2011 was $10.78 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share reported on the New York Stock Exchange as traded and the cash dividends declared per share:

2011

	High	Low	Dividends
First quarter	$17.50	$16.00	$0.175
Second quarter	17.09	15.47	0.175
Third quarter	16.44	9.34	0.175
Fourth quarter	11.62	9.20	0.175

2010

	High	Low	Dividends
First quarter	$—	$—	$—
Second quarter (From April 16, 2010)	20.70	17.45	—
Third quarter	18.92	14.25	0.175
Fourth quarter	19.46	16.11	0.175

Shareholder Information

On March 5, 2012, there were 13 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

	Initial investment at April 21, 2010	Value of initial investment at December 31, 2010	Value of initial investment at December 31, 2011
Chatham Lodging Trust	$100.00	$87.13	$54.78
Russell 2000 Index	$100.00	$109.57	$102.91
FTSE NAREIT All Equity REIT Index	$100.00	$110.50	$119.69
FTSE NAREIT Lodging/Resorts Index	$100.00	$106.10	$90.95

The graph provides a comparison of the cumulative total return on our common shares from April 21, 2010, the date on which our shares began trading, to the NYSE closing price per share on December 30, 2011 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on April 21, 2010 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values include any dividends paid during the period.

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, plus;

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•	Any excess non-cash income (as defined in the Code).

The following table sets forth information regarding the declaration, payment and income tax characterization of our distributions by the Company on our common shares for the year ended December 31, 2011 and the period ended December 31, 2010:

2010

Quarter to which distribution relates	Record Date	Payment Date	Common share distribution amount	Ordinary income	Return of capital
Second quarter (From April 16, 2010)			$—	$—	$—
Third quarter	10/15/2010	10/29/2010	0.175	0.175	$—
Fourth quarter	12/31/2010	1/14/2011	0.175	0.175	$—

			$0.350	$0.350	$—

2011

Quarter to which distribution relates	Record Date	Payment Date	Common share distribution amount	Ordinary income	Return of capital
First quarter	3/31/2011	4/15/2011	$0.175	$0.01	$0.165
Second quarter	6/30/2011	7/15/2011	0.175	$0.01	0.165
Third quarter	9/30/2011	10/14/2011	0.175	$0.01	0.165
Fourth quarter	12/30/2011	1/27/2012	0.175	$0.01	0.165

			$0.700	$0.04	$0.660

Equity Compensation Plan Information

The following table provides information, as of December 31, 2011, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units and other equity-based awards options may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	—	—	211,730
Equity compensation plans not approved by security holders	—	—	—
Total			211,730

(1)	Our Equity Incentive Plan was approved by our company’s sole trustee and our company’s sole shareholder prior to completion of our IPO.

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

Issuer Purchases of Equity Securities

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. There were 915 common shares purchased in the year ended December 31, 2011 related to such repurchases.

Item 6.	Selected Financial Data

The following tables present selected historical financial information as of and for the years ended December 31, 2011 and 2010. The selected historical financial information as of and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements. The results are not necessarily indicative of the results we expect when our investment strategy has been fully implemented. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and notes thereto, both included herein this Annual Report on Form 10-K.

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands, except share and per-share data)
Statements of Operations Data:
Total revenue	$73,096	$25,470

Hotel operating expenses	42,167	15,025
General and administrative	5,802	3,547
Hotel property acquisition costs	7,706	3,189
Property taxes and insurance	5,321	1,606
Depreciation and amortization	11,971	2,564

Total operating expenses	72,967	25,931

Operating income (loss)	129	(461)
Interest expense, including amortization of deferred financing fees	(8,190)	(932)
Loss in unconsolidated entity	(997)	—
Interest and other income	22	193

Loss before income tax expense	(9,036)	(1,200)
Income tax expense	(69)	(17)

Net loss attributable to common shareholders	$(9,105)	$(1,217)

Loss per common share, basic and diluted	$(0.69)	$(0.20)
Weighted average number of common shares, basic and diluted	13,280,149	6,377,333
Other Data:
Cash provided by operating activities	8,946	5,274
Cash used in investing activities	(112,523)	(201,511)
Cash provided by financing activities	103,489	200,981
Cash dividends declared per common share	0.70	0.35

	As of December 31, 2011	As of December 31, 2010
	(Audited) (In thousands)	(Audited) (In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$402,815	$208,080
Cash and cash equivalents	4,680	4,768
Restricted cash	5,299	3,018
Investment in unconsolidated real estate entities	36,003	—
Hotel receivables (net of allowance for doubtful accounts)	2,057	891
Deferred costs, net	6,350	4,710
Prepaid expenses and other assets	1,502	735

Total assets	$458,706	$222,202

Debt	$228,940	$50,133
Accounts payable and accrued expenses	10,184	5,248
Distributions payable	2,464	1,657

Total liabilities	241,588	57,038

Total shareholders’ equity	216,090	164,739

Noncontrolling interest in operating partnership	1,028	425

Total liabilities and equity	$458,706	$222,202

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

We completed our initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), we sold 500,000 of our common shares to Jeffrey H. Fisher, our Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.

On February 8, 2011, we completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million, adding capital to our balance sheet. Using these funds as well as borrowing capacity on our line of credit, on July 14, 2011, we acquired five hotels for an aggregate purchase price of $195 million, including the assumption of five individual mortgage loans secured by the hotels totaling $134.2 million. Additionally, we invested $37.0 million for an approximate 10.3% interest in a joint venture (“JV”) with Cerberus Capital Management (“Cerberus”) that acquired 64 hotels from Innkeepers USA Trust (“Innkeepers”) on October 27, 2011. The Company accounts for this investment under the equity method.

As of December 31, 2011, we owned 18 hotels with an aggregate of 2,414 rooms located in 10 states and the District of Columbia and we held a 10.3% minority interest in the JV, which owns 64 hotels comprising an aggregate of 8,329 rooms.

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

“Non-GAAP Financial Measures” provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations

Industry outlook

We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends, corporate profits improving, we expect a continuing improvement in the performance of the hotel industry. As reported by Smith Travel Research, monthly RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, RevPar in 2011 was up 8.2%. Industry experts such as Smith Travel Research, PKF Hospitality and PricewaterhouseCoopers are projecting industry RevPar to grow 4-7% in 2012 based on sustained economic growth, lack of new supply and increased business travel spending. We are currently projecting RevPar at our hotels to grow 6-8% in 2012. 13 of our 18 hotels were renovated in 2011 so we expect our growth to outperform industry projections.

Comparison Year ended December 31, 2011 to the Year ended December 31, 2010

Results of operations for the years ended December 31, 2011 and 2010 include the operating activities of the 18 hotels owned at December 31, 2011, which includes the 5 Sister hotels acquired in the third quarter of 2011 compared to the results of operations for the 13 hotels that we owned for all or part of the year ended December 31, 2010. The Company completed its IPO on April 21, 2010 and acquired the 13 hotels at varying times during the second, third and fourth quarters of 2010.

As reported by Smith Travel Research, industry RevPar for the years ended December 31, 2011 and 2010 was up 8.2% and up 5.5% respectively. RevPar at our hotels was up 2.8% and 3.3% in 2011 and 2010, which includes periods prior to our ownership. Our RevPar growth was adversely impacted because 13 of our 18 hotels were undergoing renovations in 2011.

Revenue

Total revenue was $73.1 million for the year ended December 31, 2011 compared to total revenue of $25.4 million for the 2010 period due to the increase in the number of hotels owned in 2011 from 13 to 18. We owned 13 hotels for all of 2011 compared to owning zero hotels for all of 2010. Since all of our hotels are premium branded upscale extended-stay hotels and select service, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $70.4 and $24.7 million for the years ended December 31, 2011 and 2010, respectively.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operations of the hotels regardless of ownership:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Portfolio
ADR	$126.26	$124.19
Occupancy	78.5%	77.6%
RevPar	$99.08	$96.37

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2.7 and $0.7 million, respectively, for the years ended December 31, 2011 and 2010.

Hotel Operating Expenses

Hotel operating expenses increased $27.2 million from $15.0 million for the year ended December 31, 2010 to $42.2 million for the year ended December 31, 2011 due to the increased number of hotels owned in the 2011 period and owning 13 hotels for all of 2011 compared to owning no hotels for all of 2010. As a percentage of total revenue, hotel operating expenses were 58% for 2011 and 59% for 2010, a downward trend we hope will continue as ADR growth comprises a larger component of RevPar increases in 2012. Room expenses, which are the most significant component of hotel operating expenses, increased $10.0 million from $6.0 million in 2010 to $16.0 million in 2011. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $17.1 million from $9.0 million in 2010 to $26.1 million in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $9.4 million from $2.6 million for the year ended December 31, 2010 to $12.0 million for the year ended December 31, 2011. The increase is due to the increased number of hotels owned during the 2011 period and the disposition and replacement of furniture and fixtures at six hotels where major property improvement plans were completed during the year ended December 30, 2011. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Real Estate and Personal Property Taxes

Total property tax and insurance expenses increased $3.7 million from $1.6 million for the year ended December 31, 2010 to $5.3 million for the year ended December 31, 2011. The increase is due primarily to increased number of hotels owned during the 2011 period and due to the fact the 2010 period comprised only 253 days. As a percentage of revenue, property tax and insurance expense increased from 6.3% in 2010 to 7.3% in 2011 as a result of the higher valued assets acquired during 2011 at a higher purchase price per room than the 13 hotels owned at December 31, 2010.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding stock based compensation of $1.6 and $1.1 million for the year ended December 31, 2011 and for the year ended December 31, 2010, respectively) increased $1.8 million to $4.2 million in 2011 from $2.4 million in 2010. This increase was primarily due to the fact the 2010 period comprised only 253 days.

Hotel Property Acquisition Costs

Hotel property acquisition costs increased $4.6 million from $3.1 million for the year ended December 31, 2010 to $7.7 million for the year ended December 31, 2011. The 2011 expenses relate to the acquisition of hotels formerly owned by Innkeepers described in Note 3, Acquisition of Hotel Properties and Note 6, Investment in Unconsolidated Entities, in the notes to our consolidated financial statements. The 2010 expenses represent costs associated with the purchase of the 13 hotels owned at December 31, 2010. These acquisition-related costs are expensed when incurred in accordance with GAAP.

Interest and Other Income

Interest income on cash and cash equivalents decreased $171 thousand from $193 thousand for the year ended December 31, 2010 to $22 thousand for the year ended December 31, 2011. This decrease was due to the decrease in cash and cash equivalents in 2011. The Company had not fully invested the cash from its IPO in the 2010 period and the excess cash was held in an interest bearing account.

Interest Expense

Interest expense increased $7.3 million from $0.9 million for the year ended December 31, 2010 to $8.2 million for the year ended December 31, 2011. The increase is due primarily to the following: 1) assumption of $134.2 million of loans on the five hotels acquired in July 2011 bearing interest at a rate of approximately 6%; 2) increase in weighted average borrowings on our credit facility of $22.6 million from $7.1 million in 2010 to $29.7 million in 2011; and debt issued in August 2011 on our New Rochelle hotel of $15.8 million at a rate of 5.75%. The interest rate on the senior secured revolving credit facility was 4.5% in 2010 and increased to 5.25% November 14, 2011.

Income Tax Expense

Income tax expense increased $52 thousand in 2011 from $17 thousand for the year ended December 31, 2010 to $69 thousand for the year ended December 31, 2011. We are subject to income taxes based on the taxable income of our TRS holding companies at a tax rate of approximately 40%.

Net loss applicable to Common Shareholders

Net loss applicable to common shareholders increased $7.9 million in 2011 from a loss of $1.2 million, or $0.20 per diluted share for the year ended December 31, 2010 to a loss of $9.1 million, or $0.69 per diluted share for the year ended December 31, 2011. This increase was due to the factors discussed above.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs, costs associated with the departure of the Company’s former Chief Financial Officer which are referred to as “other charges” below and acquisition costs related to the joint venture. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2011 and 2010 (in thousands, except share data):

	December 31
	2011	2010
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(9,105)	$(1,217)
Depreciation	11,909	2,537
Adjustments for joint venture items	900	—

FFO attributable to common shareholders	3,704	1,320
Hotel property acquisition costs	7,706	3,189
Other charges included in general and administrative expenses	—	345
Adjustments for joint venture items	473	—

Adjusted FFO	$11,883	$4,854

Weighted average number of common shares
Basic	13,280,149	6,377,333
Diluted	13,280,149	6,377,333

We calculate EBITDA as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; and (4) joint venture items including interest, depreciation and amortization . We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors compare our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, we use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

We further adjust EBITDA for certain additional items, including hotel property acquisition costs, costs associated with the departure of the former Chief Financial Officer which are referred to as “other charges” below, amortization of non-cash share-based compensation which we believe are not indicative of the performance of our underlying hotel properties and acquisition costs related to the joint venture. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2011 and 2010 (in thousands):

	For the years ended
	December 31
	2011	2010
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(9,105)	$(1,217)
Interest expense	8,190	932
Income tax expense	69	17
Depreciation and amortization	11,971	2,564
Adjustments for joint venture items	1,773	—

EBITDA	11,125	2,296
Hotel property acquisition costs	7,706	3,189
Adjustments for joint venture items	473	—
Other charges included in general and administrative expenses	—	345
Share based compensation	1,571	1,070

Adjusted EBITDA	$22,648	$6,900

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

•

Adjusted FFO and Adjusted EBITDA do not reflect the impact of certain cash charges (including acquisition transaction costs or costs associated with the departure of the former Chief Financial Officer which are referred to as “other charges”) that result from matters we consider not to be indicative of the underlying performance of our hotel properties; and

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

As of December 31, 2011 and 2010, we had cash and cash equivalents of approximately $4.7 and $4.8 million, respectively. Additionally, we had $17.5 million available under our $85.0 million senior secured revolving credit facility as of December 31, 2011.

For the year ended December 31, 2011, net cash flows provided by operations were $8.9 million, as our net loss of $9.1 million was due in significant part to non-cash expenses, including $13.5 million of depreciation and amortization, $1.6 million of share-based compensation expense and a $1.0 million loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $1.9 million. Net cash flows used in investing activities were $112.5 million, primarily related to the acquisition of the 5 Sisters of $62.0 million, investment in unconsolidated entities of $37.0 million, additional capital improvements to the eighteen hotels of $12.7 million and $0.8 million of funds placed into escrows for lender or manager required escrows. Net cash flows provided by financing activities were $103.5 million, comprised primarily of proceeds generated from the February 2011 common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, proceeds from the issuance of a mortgage loan on our New Rochelle Residence Inn hotel of $15.8 million, net borrowings on our secured credit facility of $29.7 million, offset by principal payments on mortgage debt of $0.9 million, payment of financing costs associated with our amended secured revolving credit facility and the six new loans acquired or assumed of $1.5 million and distributions to shareholders of $9.0 million.

For the year ended December 31, 2010, net cash flows provided by operations were $5.3 million, as our net loss of $1.2 million was due in significant part to non-cash expenses, including $2.8 million of depreciation and amortization and $1.2 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $2.5 million. Net cash flows used in investing activities were $201.5 million, which represents the acquisition price for thirteen hotels of $197.5 million as well as additional capital improvements to those hotels of $3.6 million and $0.4 million of funds placed into escrows for lender or manager required escrows. Net cash flows provided by financing activities were $201.0 million, comprised primarily of proceeds generated from the initial public offering, net of underwriting fees and offering costs paid or payable to third parties, of $168.7 million and borrowings on our secured credit facility of $37.8 million, offset by costs paid to issue debt of $3.8 million and distributions to shareholders of $1.7 million.

We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for each quarter of 2011 were $0.175 per common share and LTIP unit. On January 27, 2012, we paid an aggregate of $2.5 million in fourth quarter dividends on our common shares and distributions on our LTIP units.

Liquidity and Capital Resources

We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. In the 2011 second quarter, our Board of Trustees approved the temporary increase in our targeted leverage to not more than 55 percent, not including our share of assets and liabilities of the JV. Our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging cycle recovery is prudent to take advantage of the opportunity to buy the 5 Sisters and invest in the JV.

On October 12, 2010, we entered into an $85 million senior secured revolving credit facility. At December 31, 2011 and December 31, 2010, we had $67.5 million and $37.8 million, respectively, in borrowings under this credit facility. At December 31, 2011, there were ten properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was $75.0 million. Subsequent to December 31, 2011, we repaid $5.5 million on the credit facility.

We amended our $85 million senior secured revolving credit facility effective May 2011. The amendment provides for an increase in the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease in the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility still has an accordion feature that provides us with the ability to increase the facility to $110 million.

The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The five mortgage loans we assumed in connection with the acquisition of the 5 Sisters as well as the New Rochelle Residence Inn loan do not contain any financial covenants. We were in compliance with these financial covenants at December 31, 2011.

On February 8, 2011, we completed a public offering of 4.6 million common shares, raising net proceeds of $69.4 million. We used $42.8 million to pay down debt outstanding on the revolving credit facility. We used the remaining funds to fund a portion of our acquisition of the 5 Sisters, described under Note 4, Acquisition of Hotel Properties, in the notes to our consolidated financial statements above.

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

Capital Expenditures

We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, in certain instances, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain of our loans require that we make available for such purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with any reasonable requirements and otherwise to the extent that we deem such expenditures to be in the best interests of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under the revolving credit facility.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risk Factors” and Note 14, “Related Party Transactions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$141	$38	$79	$24	$—
Revolving credit facility, including interest (1)	73,854	3,631	70,223	—	—
Ground leases	12,698	203	413	422	11,660
Property loans, including interest (1)	211,887	11,585	23,170	159,394	17,738

	$298,580	$15,457	$93,885	$159,840	$29,398

(1)	Does not reflect additional borrowings under the revolving credit facility after December 31, 2011 and interest payments are based on the interest rate in effect as of December 31, 2011. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans.

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

Our investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and three to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

We will periodically review our hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2011, we had no hotels that were impaired.

We will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. We will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of December 31, 2011, we had no hotel properties held for sale.

Revenue Recognition

Revenue from hotel operations is recognized when rooms are occupied and when services are provided. Revenue consists of amounts derived from hotel operations, including sales from room, meeting room, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues) in the accompanying consolidated statements of operations.

Share-Based Compensation

We measure compensation expense for the restricted share awards based upon the fair market value of our common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. We pay dividends on vested and nonvested restricted shares.

Income Taxes

We elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT under the Code, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we currently distribute our taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we believe we have been organized and that we operate in such a manner as to qualify for treatment as a REIT.

Recently Issued Accounting Standards

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2044-04”). ASC 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company does not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, the Company has no items of other comprehensive income in any periods presented and adoption of this standard is not expected to impact us.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity. The estimated fair value of the Company’s fixed rate debt as of December 31, 2011 and 2010 was $159.4 million and $12.6 million, respectively.

At December 31, 2011, our consolidated debt was comprised of floating and fixed rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

Expected Maturities

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt	$—	$67,500					$67,500	$67,513
Average interest rate (1)	5.25%	5.25%					5.25%

Fixed rate:
Debt	$1,848	$1,981	$2,106	$6,778	$134,587	$14,140	$161,440	$159,386
Average interest rate	5.95%	5.95%	5.95%	5.88%	6.00%	5.75%	5.97%

(1)	LIBOR floor rate of 1.25% plus a margin of 4.0% at December 31, 2011. The one-month LIBOR rate was 0.28% at December 31, 2011.

We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.7 million annually. This assumes that the amount outstanding under our floating rate debt remains at $67.5 million, the balance as of December 31, 2011.

Item 8.	Consolidated Financial Statements and Supplementary Data

See our Consolidated Financial Statements and the Notes thereto beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 1, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-24-25

2. Financial Statement Schedules

The following financial statement schedule is included herein at page F-26:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Form of Amended and Restated Declaration of Trust of Chatham Lodging Trust (1)

3.2	Form of Bylaws of Chatham Lodging Trust (1)

3.3	Agreement of Limited Partnership of Chatham Lodging, L.P. (1)

10.1*	Chatham Lodging Trust Equity Incentive Plan (2)

10.2(a)*	Form of Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher (1)

10.2(b)*	Form of Employment Agreement between Chatham Lodging Trust and Peter Willis (1)

10.2(c)*	Form of Employment Agreement between Chatham Lodging Trust and Dennis M. Craven (3)

10.3	Agreement of Purchase and Sale, dated as of May 18, 2010, by and among Chatham Lodging Trust, as purchaser, and certain affiliates of Moody National Companies, as sellers, for the Residence Inn by Marriott, White Plains, NY; Hampton Inn & Suites Houston—Medical Center, Houston, TX; SpringHill Suites by Marriott, Washington, PA; and Courtyard by Marriott, Altoona, PA (2)

10.4	Agreement of Purchase and Sale, dated as of June 17, 2010, by and among Chatham Lodging Trust, as purchaser, and Holtsville Hotel Group LLC and FB Holtsville Utility LLC, as sellers, for the Residence Inn Long Island Holtsville, Holtsville, NY (2)

10.5	Agreement of Purchase and Sale, dated as of August 6, 2010, by and between Chatham Lodging Trust, as purchaser, and New Roc Hotels, LLC, as seller, for the Residence Inn New Rochelle, New Rochelle, NY (3)

10.6	Agreement of Purchase and Sale, dated as of August 18, 2010, by and among Chatham Lodging Trust, as purchaser, and Royal Hospitality Washington, LLC and Lee Estates, LLC, as sellers, for the Homewood Suites Carlsbad, Carlsbad, CA (3)

10.7*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees (1)

10.8*	Form of LTIP Unit Vesting Agreement (1)

10.9*	Form of Share Award Agreement for Trustees (1)

10.10*	Form of Share Award Agreement for Officers (2)

10.11	Form of IHM Hotel Management Agreement (1)

10.12	Credit Agreement, dated as of October 12, 2010, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the lenders and other guarantors party thereto and Barclays Bank PLC, as administrative agent (4)

10.13	Form of Amended and Restated Limited Liability Company Agreement of INK Acquisition II LLC, dated October 27, 2011, by and among CRE-Ink Member II Inc. and Chatham TRS Holding Inc

10.14	Agreement of Purchase and Sale, dated as of May 3, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX (5)

Exhibit Number	Exhibit Description

10.15	First Amendment to Agreement of Purchase and Sale, dated as of May 12, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX (5)

10.16	Amended and restated binding commitment agreement regarding the acquisition and restructuring of certain subsidiaries of Innkeepers USA Trust dated as of May 16, 2011 (5)

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Label Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on October 28, 2010 (File No. 333-170176).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2010.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CHATHAM LODGING TRUST

Dated: March 9, 2012	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFERY H. FISHER Jeffrey H. Fisher	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ DENNIS M. CRAVEN Dennis M. Craven	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ MILES BERGER Miles Berger	Trustee	March 9, 2012

/s/ THOMAS J. CROCKER Thomas J. Crocker	Trustee	March 9, 2012

/s/ JACK P. DEBOER Jack P. DeBoer	Trustee	March 9, 2012

/s/ GLEN R. GILBERT Glen R. Gilbert	Trustee	March 9, 2012

/s/ C. GERALD GOLDSMITH C. Gerald Goldsmith	Trustee	March 9, 2012

/s/ ROBERT PERLMUTTER Robert Perlmutter	Trustee	March 9, 2012

/s/ ROLF E. RUHFUS Rolf E. Ruhfus	Trustee	March 9, 2012

/s/ JOEL F. ZEMANS Joel F. Zemans	Trustee	March 9, 2012

CHATHAM LODGING TRUST

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of

Chatham Lodging Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 8, 2012

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2011	2010
Assets:
Investment in hotel properties, net	$402,815	$208,080
Cash and cash equivalents	4,680	4,768
Restricted cash	5,299	3,018
Investment in unconsolidated real estate entities	36,003	—
Hotel receivables (net of allowance for doubtful accounts of approximately $17 and $15, respectively)	2,057	891
Deferred costs, net	6,350	4,710
Prepaid expenses and other assets	1,502	735

Total assets	$458,706	$222,202

Liabilities and Equity:
Debt	$228,940	$50,133
Accounts payable and accrued expenses	10,184	5,248
Distributions payable	2,464	1,657

Total liabilities	241,588	57,038

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2011 and 2010	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 13,820,854 and 13,819,939 shares issued and outstanding, respectively at December 31, 2011 and 9,208,750 shares issued and outstanding at December 31, 2010	137	91
Additional paid-in capital	239,173	169,089
Accumulated deficit	(23,220)	(4,441)

Total shareholders’ equity	216,090	164,739

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	1,028	425

Total equity	217,118	165,164

Total liabilities and equity	$458,706	$222,202

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2011	2010
Revenue:
Room	$70,421	$24,743
Other operating	2,675	727

Total revenue	73,096	25,470

Expenses:
Hotel operating expenses:
Room	16,011	5,989
Other operating	26,156	9,036

Total hotel operating expenses	42,167	15,025
Depreciation and amortization	11,971	2,564
Property taxes and insurance	5,321	1,606
General and administrative	5,802	3,547
Hotel property acquisition costs	7,706	3,189

Total operating expenses	72,967	25,931

Operating income (loss)	129	(461)
Interest and other income	22	193
Interest expense, including amortization of deferred fees	(8,190)	(932)
Loss in unconsolidated entity	(997)	—

Loss before income tax expense	(9,036)	(1,200)
Income tax expense	(69)	(17)

Net loss attributable to common shareholders	$(9,105)	$(1,217)

Loss per Common Share—Basic:
Net loss attributable to common shareholders (Note 11)	$(0.69)	$(0.20)

Loss per Common Share—Diluted:
Net loss attributable to common shareholders (Note 11)	$(0.69)	$(0.20)

Weighted average number of common shares outstanding:
Basic	13,280,149	6,377,333
Diluted	13,280,149	6,377,333

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

For the years ended December 31, 2011 and 2010

(In thousands, except share and per share data)

			Additional		Total	Noncontrolling Interest in
	Common Shares		Paid-In	Accumulated	Shareholders’	Operating	Total
	Shares	Amount	Capital	Deficit	Equity	Partnership	Equity
Balance, January 1, 2010	1,000	—	10	—	10	—	10
Issuance of shares, net of offering costs of $13,752	9,125,000	91	168,657	—	168,748	—	168,748
Repurchase of common shares	(1,000)	—	(10)		(10)	—	(10)
Issuance of restricted shares	87,000	—	—	—	—	—	—
Forfeiture of restricted shares	(3,250)	—	—	—	—	—	—
Amortization of share based compensation	—	—	432	—	432	515	947
Dividends declared on common shares ($0.525 per share)	—	—	—	(3,224)	(3,224)	—	(3,224)
Distributions declared on LTIP units ($0.525 per unit)	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	(1,217)	(1,217)		(1,217)

Balance, December 31, 2010	9,208,750	91	169,089	(4,441)	164,739	425	165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Repurchase of vested common shares	(915)	—	(15)	—	(15)	—	(15)
Amortization of share based compensation	—	—	488	—	488	783	1,271
Dividends declared on common shares ($0.70 per share)	—	—	—	(9,674)	(9,674)	—	(9,674)
Distributions declared on LTIP units ($0.70 per unit)	—	—	—	—	—	(180)	(180)
Net loss	—	—	—	(9,105)	(9,105)	—	(9,105)

Balance, December 31, 2 011	13,819,939	$137	$239,173	$(23,220)	$216,090	$1,028	$217,118

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,105)	$(1,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,908	2,537
Amortization of deferred franchise fees	63	27
Amortization of deferred fees included in interest expense	1,575	280
Share based compensation	1,571	1,157
Equity in loss from unconsolidated entities	997	—
Changes in assets and liabilities:
Hotel receivables	(1,022)	(336)
Deferred costs	(96)	(1,218)
Prepaid expenses and other assets	(633)	(76)
Accounts payable and accrued expenses	3,688	4,120

Net cash provided by operating activities	8,946	5,274

Cash flows from investing activities:
Improvements and additions to hotel properties	(12,721)	(3,610)
Acquisition of hotel properties, net of cash acquired	(61,981)	(197,525)
Investment in unconsolidated entities	(37,000)	—
Restricted cash	(821)	(376)

Net cash used in investing activities	(112,523)	(201,511)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	15,800	—
Borrowings on revolving credit facility	127,500	37,800
Repayments on revolving credit facility	(97,800)	—
Payments on debt	(853)	(101)
Payment of financing costs	(1,543)	(3,799)
Payment of offering costs	(4,153)	(13,752)
Proceeds from issuance of common shares	73,600	182,490
In-substance repurchase of vested common shares	(15)	—
Distributions-common shares/units	(9,047)	(1,657)

Net cash provided by financing activities	103,489	200,981

Net change in cash and cash equivalents	(88)	4,744
Cash and cash equivalents, beginning of period	4,768	24

Cash and cash equivalents, end of period	$4,680	$4,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,197	$527
Cash paid for income taxes	$162	$27

Supplemental disclosure of non-cash investing and financing information:

The Company has accrued distributions payable of $2,464. These distributions were paid on January 27, 2012.

On January 11, 2011, the Company issued 12,104 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2010. Accrued share based compensation of $210 was included in Accounts payable and accrued expenses as of December 31, 2010. Accrued share based compensation of $300 is included in Accounts payable and acrrued expenses as of December 31, 2011.

For the year ended December 31, 2011, the Company assumed the mortgages on the purchase of the 5 Sisters for $134,160 (Note 3). For the year ended December 31, 2010, the Company assumed the mortgages on the purchase of the Altoona and Washington hotels for $12,434.

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Notes to the Consolidated Financial Statements

1.	Organization

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), the Company sold 500,000 of its common shares to Jeffrey H. Fisher, Chairman, President and Chief Executive Officer, at the public offering price of $20.00 per share, for proceeds of $10.0 million.

The company utilized the proceeds to acquire the following thirteen properties in 2010:

Property	Location	Management Company	Date of Acquisition	Debt	Purchase Price
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	Hilton	April 23, 2010	—	$12.5 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Hilton	April 23, 2010	—	$18.0 million
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	Hilton	April 23, 2010	—	$11.3 million
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Hilton	April 23, 2010	—	$10.7 million
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	Hilton	April 23, 2010	—	$11.5 million
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Hilton	April 23, 2010	—	$9.5 million
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	November 3, 2010	—	$32.0 million
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	July 2, 2010	—	$16.5 million
Courtyard Altoona	Altoona, Pennsylvania	Concord	August 24, 2010	$7.0 million	$11.3 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	August 24, 2010	$5.4 million	$12.0 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	August 3, 2010	—	$21.3 million
Residence Inn White Plains	White Plains, New York	Island Hospitality	September 23, 2010	—	$21.2 million
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	October 5, 2010	—	$21.0 million
Total				$12.4 million	$208.8 million

The Company allocated the following total purchase price allocation to those thirteen properties acquired in 2010:

Total
Land	$24,620
Building and improvements	176,349
Furniture, fixtures and equipment	6,038
Cash	48
Restricted cash	2,642
Accounts receivable	555
Prepaid expenses and other assets	659
Debt	(12,434)
Accounts payable and accrued expenses	(904)

Net assets acquired	$197,573

Net assets acquired, net of cash	$197,525

On February 8, 2011, the Company completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million, adding capital to the Company’s balance sheet. Using these funds as well as borrowing capacity on our secured revolving credit facility, on July 14, 2011, the Company acquired five hotels for an aggregate purchase price of $195 million, including the assumption of five individual mortgage loans secured by the hotels totaling $134.2 million. Additionally, the Company invested $37.0 million for an approximate 10.3% interest in the JV with Cerberus Capital Management ( “Cerberus”) that acquired 64 hotels from Innkeepers USA Trust (“Innkeepers”) on October 27, 2011. The Company accounts for this investment under the equity method.

The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement, as well as the proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of our assets are held by, and all of the Company’s operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of our executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on our consolidated balance sheets.

As of December 31, 2011, the Company owned 18 hotels with an aggregate of 2,414 rooms located in 10 states and the District of Columbia and held a minority interest in the JV, which owns 64 hotels comprising an aggregate of 8,329 rooms. To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of our taxable REIT subsidiary (“TRS”) holding companies. We indirectly own our interest in 51 of the 64 JV hotels through the Operating Partnership, and we own our interest in the remaining 13 JV hotels through one of our TRS holding companies. All of the JV hotels are leased to TRS Lessees in which we indirectly own a 10.3% minority interests through one of our TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 10 of our wholly owned hotels; Homewood Suites Management LLC, a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages six of our wholly owned hotels; and Concord Hospitality Enterprises Company manages two of our wholly owned hotels. All but one of the JV hotels are managed by IHM. One JV hotel is managed by Dimension Development Company.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable and debt. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for debt, the fair value of which is separately disclosed in Note 7.

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

The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and three to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2011, there were no hotel properties impaired.

The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of December 31, 2011, the Company had no hotel properties held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.

Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Included in restricted cash on the accompanying consolidated balance sheet at December 31, 2011 are $5.3 million of renovation, property tax and insurance escrows and at December 31, 2010 are deposits for hotel acquisitions of $0.1 million and $3.0 million of renovation, property tax and insurance escrows. Certain of the hotel mortgage loan agreements require the Company to fund 5% of gross hotel revenues on a monthly basis for furnishings, fixtures and equipment and general repair maintenance reserves (“Replacement Reserve”) in an account with the Lender. Property tax and insurance reserves are required to be deposited into an escrow account held by Lender.

Hotel Receivables

Hotel receivables consist of amounts owed by guests staying at the Company’s hotels at year end and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable receivable losses. At December 31, 2011 and 2010, respectively, the allowance for doubtful accounts was $17 thousand and $15 thousand. For the years ended December 31, 2011 and 2010, the Company recorded no hotel receivable writeoffs.

Deferred Costs

Deferred costs consist of franchise agreement fees for the Company’s hotels, deferred loan costs and deferred costs related to the Company’s shelf registration statement. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. Loan costs are recorded at cost and amortized over a straight-line basis which approximates the interest rate method over the term of the loan. The deferred offering costs will be reclassified into additional paid-in capital as shares are sold. Offering costs of $0.4 million, classified as “Other” in 2010, were reclassed to into additional paid-in capital after the completion of the follow-on common share offering on February 8 , 2011. For the years ended December 31, 2011 and 2010, amortization expense related to franchise fees of $62 and $27 thousand, respectively, is included in depreciation and amortization and amortization expense related to loan costs of $1.6 and $0.3 million, respectively, is included in interest expense in the consolidated statement of operations.

Deferred costs consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Loan costs	$7,010	$3,798
Franchise fees	1,198	809
Other	116	409

	8,324	5,016
Less accumulated amortization	(1,974)	(306)

Deferred costs, net	$6,350	$4,710

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, deposits and hotel supplies inventory.

Revenue Recognition

Revenue from hotel operations is recognized when rooms are occupied and when services are provided. Revenue consists of amounts derived from hotel operations, including sales from room, meeting room, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenue) in the accompanying consolidated statements of operations.

Hotel Management Agreements

The Company assumed the existing hotel management agreements in place at six of its hotels—the Boston-Billerica Homewood Suites, Minneapolis-Bloomington Homewood Suites, Nashville-Brentwood Homewood Suites, Dallas Homewood Suites, Hartford-Farmington Homewood Suites and Orlando-Maitland Homewood Suites—all of which are managed by Promus Hotels, Inc., a subsidiary of Hilton Hotels Worldwide (“Hilton”). Each of these hotel management agreements became effective on December 20, 2000, has an initial term of 15 years and may be renewed for an additional five-year period at the manager’s option by written notice to us no later than 120 days prior to the expiration of the initial term.

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

The management agreements with Concord, the manager of the Altoona, Pennsylvania Courtyard and the Washington, Pennsylvania SpringHill Suites, provide for base management fees equal to 4% of the managed hotel’s gross room revenue. The initial ten-year term of each management agreement expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by our TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If we were to terminate the management agreements during the first nine years of the term other than for breach or default by the manager, we would be responsible for paying termination fees to the manager.

All of the remaining hotels are managed by IHM, which is 90% owned by Mr. Fisher. The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at our option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues for the Hampton Inn Houston, TX, Residence Inn Holtsville, NY, Residence Inn White Plains, NY, Residence Inn New Rochelle, NY and Homewood Suites Carlsbad, CA and a 2.5% of the managed hotel’s gross revenues for the Residence Inn Garden Grove, CA, Residence Inn San Diego, CA, Homewood Suites San Antonio, TX, Doubletree Suites Washington, DC and Residence Inn Tysons Corner, VA and an accounting fee of $1,000 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Hotel Franchise Agreements

One of the Company’s TRS Lessees has entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, for our eight Homewood Suites by Hilton® hotels. Each of the hotel franchise agreements has an initial term ranging from 15-18 years. These Hilton hotel franchise agreements provide for a franchise royalty fee equal to 4% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.

One of the Company’s TRS Lessees has entered into franchise agreements with Marriott International, Inc., (“Marriott”), relating to our Residence Inn properties in Holtsville, New York, New Rochelle, New York, White Plains, New York, Garden Grove, CA, San Diego, CA and Vienna, VA, our Courtyard property in Altoona, Pennsylvania and our SpringHill Suites property in Washington, Pennsylvania. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2031. None of the agreements has a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, our TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.

One of the Company’s TRS lessees has entered into a franchise agreement with Hampton Inns Franchise LLC, (“Hampton Inns”), relating to the Hampton Inn & Suites® Houston-Medical Center. The franchise agreement has an initial term of approximately 10 years and expires on July 31, 2020. There is no renewal option. The Hampton Inns franchise agreement provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fee equal to 5% of the hotel’s gross rooms revenue. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.

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

Share-Based Compensation

The Company measures compensation expense for the restricted share awards based upon the fair market value of its common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company pays dividends on vested and nonvested restricted shares.

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

The Company elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent the Company distributes its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its REIT taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company has been organized and operates in such a manner as to qualify for treatment as a REIT.

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiaries (each, a “TRS”) which, in turn are wholly owned by the Operating Partnership. Additionally, the Company owns its interest in 51 of the 64 JV hotels through the Operating Partnership and owns its interest in the remaining 13 JV hotels through one of its TRSs. Each TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of [Financial Accounting Standards Board Accounting Standards Codification 740] using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.

As of December 31, 2011 and 2010, the Company did not have any uncertain tax positions and had not incurred any interest or penalties on such positions during the periods presented. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

Organizational and Offering Costs

The Company expenses organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity. Costs related to the Company’s shelf registration statement filing in 2012 are included in deferred costs at December 31, 2011 and will be recorded as a reduction in additional paid-in capital as shares are sold.

Recently Issued Accounting Standards

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2044-04”). ASC 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company does not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, the Company has no items of other comprehensive income in any periods presented and adoption of this standard is not expected to impact us.

3.	Acquisition of Hotel Properties

Acquisition of Hotel Properties

On July 14, 2011, the Company acquired five hotels (the “5 Sisters”) for an aggregate purchase price of $195.0 million, plus customary pro-rated amounts and closing costs, from affiliates of Innkeepers USA Trust. The Company funded the 5 Sisters acquisition with available cash, the assumption of debt of $134.2 million and borrowings under the Company’s secured revolving credit facility. The 5 Sisters are as follows:

•	Residence Inn by Marriott® Anaheim—Garden Grove, CA.; 200 rooms.

•	Homewood Suites by Hilton® San Antonio Riverwalk—San Antonio, TX.; 146 rooms.

•	Residence Inn by Marriott® Tysons Corner—Vienna, VA.; 121 rooms.

•	Doubletree Guest Suites by Hilton® Washington DC—Washington, DC; 105 rooms.

•	Residence Inn by Marriott® San Diego Mission Valley—San Diego, CA.; 192 rooms.

The Company incurred acquisition costs of $7.7 million and $3.2 million, respectively, during the years ended December 31, 2011 and 2010. $3.7 million of the acquisition costs are related to the JV.

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

Pro Forma Financial Information

The following condensed unaudited pro forma financial information presents the results of operations as if the hotels acquired in 2010 and 2011 including the acquisition of the 5 Sisters had taken place on January 1, 2010. The unaudited pro forma results below exclude acquisition costs of $3.2 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2010, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the years ended December 31,
	2011	2010
Pro forma total revenue	$91,305	$83,122

Pro forma net loss	$(9,290)	$(3,380)

Pro forma income (loss) per share:
Basic and diluted	$(0.67)	$(0.24)
Weighted average Common Shares Outstanding
Basic and diluted	13,819,939	13,819,939

4.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $17 thousand and $15 thousand as of December 31, 2011 and 2010 respectively.

5.	Investment in Hotel Properties

Investment in hotel properties as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Land and improvements	$60,064	$24,620
Building and improvements	332,399	176,354
Furniture, fixtures and equipment	17,469	6,138
Construction in progress	3,897	3,505

	413,829	210,617
Less accumulated depreciation	(11,014)	(2,537)

Investment in hotel properties, net	$402,815	$208,080

6.	Investment in Unconsolidated Entities

On October 27, 2011, the Company acquired a 10.3% interest in a joint venture (the “JV”) between Cerberus Capital Management (“Cerberus”) and Chatham Lodging, L.P. The JV owns 64 properties which it acquired for a total purchase price of approximately $1.02 billion, including the assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with a weighted average interest rate of 6.71% and maturing in 2017. The Company’s investment of $37 million in the JV was funded through borrowings under the Company’s secured revolving credit facility. The Company incurred approximately $3.7 million in acquisition costs. The Company accounts for this investment under the equity method.

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

The JV incurred $4.6 million in acquisition costs and $8.6 million in depreciation expense in 2011. The following tables set forth the total assets, liabilities, equity and components of net loss, including the Company’s share, related to the unconsolidated joint venture discussed above from the acquisition date through December 31, 2011 (in thousands):

Balance Sheet

December 31, 2011
Assets
Investment in hotel properties, net	$972,925
Other assets	79,107

Total Assets	1,052,032

Liabilities and Equity
Mortgages and notes payable	$675,000
Other liabilities	26,729

Total Liabilities	701,729

Equity:
Chatham Lodging Trust	36,003
Joint Venture Partner	314,300

Total Equity	350,303

Total Liabilities and Equity	$1,052,032

Statement of Operations

Acquisition Date to December 31, 2011
Revenue	$34,339
Total operating expenses	37,411

Operating loss	$(3,072)

Net loss	$(9,697)

Chatham’s 10.3% interest of net loss reported as
Equity in loss in unconsolidated entities	$(997)

7.	Debt

On August 16, 2011, the Company entered into a $15.8 million new mortgage loan on the Residence Inn New Rochelle in New Rochelle, NY. On July 14, 2011, the Company assumed $134.2 million in existing mortgage loans on the 5 Sisters in connection with their acquisition. Each of the Company’s mortgage loans is secured by a first-mortgage lien on the underlying property. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

			12/31/11	Balance Outstanding as of
Collateral	Interest Rate	Maturity Date	Property Carrying Value	December 31, 2011	December 31, 2010
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	$10,622	$6,753	$6,925
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	11,420	5,260	5,408
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,336	15,731	—
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	42,914	32,417	—
Residence Inn by Marriott San Diego, CA	5.98%	November 1, 2016	50,914	39,986	—
Homewood Suites by Hilton San Antonio, TX	6.03%	October 1, 2016	31,966	18,380	—
Doubletree Suite by Hilton Washington, DC	6.03%	October 1, 2016	29,010	19,960	—
Residence Inn by Marriott Vienna, VA	6.03%	October 1, 2016	35,998	22,953	—

			$233,180	$161,440	$12,333

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity. The estimated fair value of the Company’s fixed rate debt as of December 31, 2011 and 2010 was $159.4 million and $12.6 million, respectively.

On October 12, 2010, the Company entered into an $85 million senior secured revolving credit facility. At December 31, 2011 and 2010, the Company had $67.5 million and $37.8 million, respectively, of outstanding borrowings under this credit facility. There were ten properties in the borrowing base securing borrowings under the credit facility at December 31, 2011. At December 31, 2011, the maximum borrowing availability under the revolving credit facility was $75.0 million.

In May 2011, the Company amended its $85 million senior secured revolving credit facility. The amendment provides for an increase to the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease to the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility has an accordion feature that provides the Company with the ability to increase the facility to $110 million, subject to lender approval. The Company paid $0.5 million in fees and related expenses in connection with this amendment. The fees are capitalized and amortized over the term of the credit facility.

As of December 31, 2011, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of December 31, 2011 are as follows (in thousands):

Amount
2012	$1,848
2013	69,481
2014	2,106
2015	6,778
2016	134,587
Thereafter	14,140

$228,940

8.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2, respectively).

The components of income tax expense for the following periods are as follows (in thousands):

	For the Years Ended
	December 31
	2011	2010
Current:
Federal	$73	$13
State	21	4

Current tax expense	$94	$17

Deferred:
Federal	$(21)	$—
State	(4)	—

Deferred tax expense	$(25)	$—

Total tax expense	$69	$17

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to the combined income by the Company’s TRSs before taxes were as follows (in thousands):

	For the Years Ended
	December 31
	2011	2010
Book income (loss) before income taxes	$143	$(238)

Statutory rate of 34% applied to pre-tax income (loss)	48	13
Effect of state and local income taxes, net of federal tax benefit	7	4
Other items	14	—

Total expense (benefit)	69	17

Effective tax rate	48.25%	-7.14%

At December 31, 2010, TRS 1 had future taxable income deductions of $0.3 million related to accumulated net operating losses from 2010 and the gross deferred tax asset associated with these future tax deductions was $0.1 million. TRS 1 has recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the limited operating history and the cumulative taxable losses incurred by TRS 1 since its inception. During 2011, TRS I has generated taxable income to partially utilize the deferred tax asset. TRS 2 had no deferred tax assets or liabilities at December 31, 2010 and no valuation allowance has been recorded in connection with gross deferred tax assets of TRS 2 for December 31, 2011 and 2010. Accordingly, the net deferred tax asset of the Company solely relates to the deferred tax assets generated by TRS 2 during the year ended December 31, 2011. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2011 and 2010 are as follows (in thousands):

	For the Years Ended
	December 31
	2011	2010
Deferred tax assets:
Current:
Allowance for doubtful accounts	$6	$—
Net operating loss carryforwards	—	106
Accrued compensation	192
Valuation allowance	(148)	(106)

Deferred tax asset current	50	—

Non-current	—	—
Total book/tax difference fixed assets	(25)	—

Net deferred tax asset	$25	$—

9.	Dividends Declared and Paid

The Company declared common share dividends of $0.175 per share and distributions on LTIP units of $0.175 per unit for each of the four quarters of 2011. The dividends and distributions for the first quarter were paid on April 15, 2011 to common shareholders and LTIP unit holders of record on March 31, 2011. The dividends and distributions for the second quarter were paid on July 15, 2011 to common shareholders and LTIP unit holders of record on June 30, 2011. The dividends and distributions for the third quarter were paid on October 14, 2011 to common shareholders and LTIP unit holders of record on September 30, 2011. The dividends and distributions for the fourth quarter were paid on January 27, 2012 to common shareholders and LTIP unit holders of record on December 30, 2011. For the years ended December 31, 2011 and 2010, approximately 5.7% and 100% of the distributions paid to the stockholders were considered taxable income and approximately 94.3% and 0.0% were considered a return of capital for federal income tax purposes, respectively.

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

The Company completed a public offering of 4,600,000 common shares at a $16.00 price per share generating $73.6 million in gross proceeds on February 8, 2011. Net proceeds were approximately $69.4 million after underwriters’ discounts and commissions and other offering costs paid to third parties. As of December 31, 2011, 13,819,939 common shares were outstanding.

During the year ended December 31, 2011, the Company withheld 915 common shares of beneficial interest that had vested to an executive in accordance with the Equity Incentive Plan, the shares were withheld at a value of $16.43 per share to meet the minimum statutory tax withholding requirements of the executive which were directly remitted by the Company to the appropriate taxing jurisdiction. The price per share is determined by using the closing price of the common shares the day before they are withheld.

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2011.

Operating Partnership Units

If and when issued, holders of common units in the Operating Partnership will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2011 and 2010, there were no Operating Partnership common units held by unaffiliated third parties. At December 31, 2011 and 2010, an aggregate of 257,775 LTIP Units, a special class of operating partnership units, were held by executive officers. The LTIP Units receive per unit distributions equal to the per share distribution paid on common shares.

The Company contributed the net proceeds from the February 8, 2011 common share offering to the Operating Partnership in exchange for 4,600,000 common units of the Operating Partnership.

11.	Earnings Per Share

A two class method is used to determine earnings per share. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the years ended December 31
	2011	2010
Numerator:
Net loss attributable to common shareholders	$(9,105)	$(1,217)
Dividends paid on unvested restricted shares	(41)	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(9,146)	$(1,217)

Denominator:
Weighted average number of common shares—basic	13,280,149	6,377,333
Effect of dilutive securities:
Unvested shares (1)	—	—

Weighted average number of common shares—diluted	13,280,149	6,377,333

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.69)	$(0.20)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.69)	$(0.20)

(1)	Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share, because they would have been anti-dilutive for the periods presented.

12.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though the independent trustees share compensation includes shares granted that vest immediately. The Company pays dividends on unvested shares and units. Certain awards may provide for accelerated vesting if there is a change in control. In January 2011, the Company issued 12,104 common shares to its independent trustees as compensation for services performed in 2010. A portion of the Company’s share-based compensation to the Company’s trustees for the year ended December 31, 2011 was distributed on January 6, 2012 in the form of common shares. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company distributed 27,592 common shares. As of December 31, 2011, there were 211,730 common shares available for issuance under the 2010 Equity Incentive Plan.

In the Company’s 2010 Annual Report on Form 10-K, the Company separately presented unvested stock-based compensation as a contra account to shareholder’s equity. In connection with the preparation of its financial statements for the year ended December 31, 2011, the Company has presented the stock-based compensation as an addition to additional paid-in-capital when recognized as expense, in accordance with the standards which apply to stock-based compensation, for all periods presented. The Company concluded that the revision to the amounts as of December 31, 2010 do not have a material impact on any of its previously issued financial statements.

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

A summary of the Company’s restricted share awards for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of the period	76,550	$19.04	87,000	$19.02
Granted	—	—	—	—
Vested	(25,521)	19.04	(7,200)	18.86
Forfeited	—	—	(3,250)	18.86

Nonvested at end of the period	51,029	$19.04	76,550	$19.04

As of December 31, 2011 and 2010, respectively, there were $0.7 million and $1.2 million of unrecognized compensation costs related to restricted share awards. As of December 31, 2011, these costs were expected to be recognized over a weighted–average period of approximately 1.4 years. For the years ended December 31, 2011 and 2010, respectively, the Company recognized approximately $0.5 million and $0.4 million in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2011 and 2010, 25,521 and 7,200 shares were vested, respectively.

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

On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with [FASB Codification Topic (“ASC”) 718, “Stock Compensation”.] On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s new Chief Financial Officer and 15,435 LTIP units granted to the Company’s former Chief Financial Officer were forfeited. These LTIP Units vest ratably over a five-year period beginning on the date of grant.

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

The Company recorded $0.8 and $0.5 million in compensation expense related to the LTIP Units for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $2.6 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over 3.3 years, which represents the weighted average remaining vesting period of the LTIP Units. As of December 31, 2011, none of the LTIP Units have reached parity.

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

At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs.

The following is a schedule of the minimum future obligation payments required under the ground leases (in thousands):

Amount
2012	$203
2013	205
2014	207
2015	210
2016	212
Thereafter	11,660

Total	$12,697

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

The Company leases four residential units in the White Plains hotel from individual owners (the “Condo Owner”). The lease agreements are for 6 years with a one-time five year renewal option. The White Plains hotel has the right to sublease the unit to any third party (a “Hotel Guest”) for such rent and on such terms as the White Plains hotel may determine. Each Condo Owner may reserve the unit for seven days in any calendar quarter or two weeks in any calendar year. Each Condo Owner is also obligated to reimburse the White Plains hotel for renovations that were completed in 2008. Minimum annual rents payable to the Condo Owner are approximately $70 thousand per year and amounts receivable from the Condo Owner for its renovation reimbursements are approximately $11 thousand per year, subject to a balloon repayment at the end of the lease term of any remaining reimbursements. The White Plains hotel is responsible for paying assessments to the Condominium association on a monthly basis for all residential units owned and leased. The White Plains hotel provides certain services to the Condominium association for housekeeping, maintenance and certain other services and receives compensation from the Condominium association for said services.

Management Agreements

Our hotels are operated under various management agreements that call for base management fees, which generally range from 2-4% of the hotel’s gross room revenue and generally have an incentive provision, if certain financial thresholds are met or exceeded, of 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The management agreements have initial terms from 5 to 15 years and generally have renewal options. The agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event we undergo a change in control. Management fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $2.0 million and $0.7 million, respectively, for the years ended December 31, 2011 and 2010.

Franchise Agreements

Our hotels operate under various franchise agreements to operate the hotels under specific brands. Typically, our franchise agreements provide for a royalty fee of 4-5.5% of the hotel’s gross room revenue and a program fee of 2-4% of the hotel’s gross room revenue. The franchise agreements have initial terms of 10-20 years and generally have no renewal options. Franchise fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $5.6 million and $1.9 million, respectively, for the years ended December 31, 2011 and 2010.

14.	Related Party Transactions

The Company paid $3.2 million to reimburse Mr. Fisher for expenses he incurred in connection with the Company’s formation and the IPO, including $2.5 million he funded as earnest money deposits for the Company’s purchase of the six Homewood Suites hotels managed by Hilton. Mr. Fisher had also advanced $14 thousand to the Company which was reimbursed following the close of the IPO.

Mr. Fisher owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. The Company has hotel management agreements with IHM to manage ten of its hotels in 2011 and 5 of its hotels in 2010. All but one of the 64 hotels acquired by the JV from Innkeepers will continue to be managed by IHM.

Management and accounting fees paid by the Company to IHM for the years ended December 31, 2011 and 2010 were $1.3 million and $0.2 million, respectively. At December 31, 2011 and 2010 the amounts due to IHM were $0.3 and $0.07 million, respectively.

15.	Quarterly Operating Results (unaudited)

	Quarter Ended—2011
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$12,487	$14,902	$23,578	$22,129
Total operating expenses	11,737	16,190	21,390	23,650
Operating income (loss)	750	(1,288)	2,188	(1,521)
Net loss attributable to common shareholders	(19)	(1,936)	(955)	(6,195)
Loss per common share, basic and diluted (1)	0.00	(0.14)	(0.07)	(0.45)
Weighted average number of common shares outstanding:
Basic	11,800,771	13,757,449	13,766,297	13,768,910
Diluted	11,800,771	13,757,449	13,766,297	13,768,910

(1)	The sum of per share amounts for the four quarters may differ from the annual per share amounts due to the required method of computing weighted-average number of common shares outstanding in the respective periods.

16.	Subsequent Events

The joint venture between Chatham and Cerberus Capital Management LP, which owns 64 hotels with 8,329 rooms/suites, closed on a $130 million mortgage loan secured by 10 previously unencumbered hotels comprising 1,707 rooms. Eastdil Secured, L.L.C. arranged the $130 million first mortgage and mezzanine non-recourse financing with lenders Citibank, N.A., Wells Fargo Bank, National Association and an affiliate of Starwood Property Trust, Inc. The maturity of the facilities is three years with two one-year extension options and carries an all-in interest rate of 6.9 percent.

In addition to net proceeds from the financing, additional cash generated from operations was distributed to the partners, resulting in a distribution to Chatham of approximately $13.1 million, approximately $1 per share. The $13.1 million distribution represents 35 percent of the company’s initial $37 million investment. Chatham will use part of the distribution to pay down borrowings outstanding on its senior secured credit facility, reducing the outstanding balance to $62 million.

CHATHAM LODGING TRUST

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub To Acq. Land.	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life
Homewood Suites Orlando—Maitland, FL	2010	(1)	1,800	7,200	34	658	1,834	7,858	9,692	7,858	315	2000	40 Years
Homewood Suites Boston—Billerica, MA	2010	(1)	1,470	10,555	36	858	1,506	11,413	12,919	11,413	498	1999	40 Years
Homewood Suites Minneapolis—Mall of America, Bloomington,	2010	(1)	3,500	13,960	19	864	3,519	14,824	18,343	14,824	641	1998	40 Years
Homewood Suites Nashville—Brentwood, TN	2010	(1)	1,525	9,300	12	687	1,537	9,987	11,524	9,987	433	1998	40 Years
Homewood Suites Dallas—Market Center, Dallas, TX	2010	(1)	2,500	7,583	17	867	2,517	8,450	10,967	8,450	369	1998	40 Years
Homewood Suites Hartford—Farmington, CT	2010	(1)	1,325	9,375	92	798	1,417	10,173	11,590	10,173	445	1999	40 Years
Hampton Inn & Suites Houston—Houston, TX	2010	(1)	3,200	12,709	—	20	3,200	12,729	15,929	12,729	479	1997	40 Years
Residence Inn Holtsville—Holtsville, NY	2010	(1)	2,200	18,765	—	65	2,200	18,830	21,030	18,830	672	2004	40 Years
Courtyard Altoona—Altoona, PA	2010	6,753	—	10,730	—	26	—	10,756	10,756	10,756	367	2001	40 Years
SpringHill Suites Washington—Washington, PA	2010	5,260	1,000	10,692	—	23	1,000	10,715	11,715	10,715	366	2000	40 Years
Residence Inn White Plains—White Plains, NY	2010	(1)	2,200	17,677	—	14	2,200	17,691	19,891	17,691	563	1982	40 Years
Residence Inn New Rochelle—New Rochelle, NY	2010	15,731	—	20,281	—	273	—	20,554	20,554	20,554	680	2000	40 Years
Homewood Suites Carlsbad—Carlsbad, CA	2010	(1)	3,900	27,520	—	—	3,900	27,520	31,420	27,520	799	2008	40 Years
Residence Inn Garden Grove—Garden Grove, CA	2011	32,417	7,432	35,484		6	7,432	35,490	42,922	35,490	416	2003	40 Years
Residence Inn Mission Valley—San Diego, CA	2011	39,986	9,876	39,535		55	9,876	39,590	49,466	39,590	463	2003	40 Years
Homewood Suites San Antonio—San Antonio, TX	2011	18,380	6,059	24,764	2	14	6,061	24,778	30,839	24,778	290	1996	40 Years
Doubletree Suites Washington DC—Washington, DC	2011	19,960	6,044	22,063		53	6,044	22,116	28,160	22,116	259	1974	40 Years
Residence Inn Tyson’s Corner—Vienna, VA	2011	22,953	5,821	28,917		8	5,821	28,925	34,746	28,925	339	2001	40 Years

Grand Total(s)			59,852	327,110	212	5,289	60,064	332,399	392,463	332,399	8,394

(1)	This property is pledged as collateral to borrowings made under the revolving credit facility obtained on October 12, 2010, which had outstanding borrowings of $67,500 as of December 31, 2011.

Notes:

(a)	The change in total cost of real estate assets for the year ended is as follows:

	2011	2010
Balance at the beginning of the year	$200,974	$—
Acquisitions	185,995	200,967
Dispositions during the year	—	—
Capital expenditures and transfers from construction-in-progress	5,494	7

Investment in Real Estate	$392,463	$200,974

(b)	The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$1,901	$—
Depreciation and amortization	6,493	1,901

Balance at the end of the year	$8,394	$1,901

(c)	The aggregate cost of properties for federal income tax purpose (in thousands) is approximately $402,509 as of December 31, 2011.