Form 10-Q
period 2012-03-31
Chatham Lodging Trust
filed 2012-05-09
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012

Common Shares of Beneficial Interest ($0.01 par value per share)	13,908,907

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Investment in hotel properties, net	$402,633	$402,815
Cash and cash equivalents	8,842	4,680
Restricted cash	3,669	5,299
Investment in unconsolidated real estate entities	22,343	36,003
Hotel receivables (net of allowance for doubtful accounts of approximately $12 and $17, respectively)	2,003	2,057
Deferred costs, net	6,085	6,350
Prepaid expenses and other assets	1,814	1,502

Total assets	$447,389	$458,706

Liabilities and Equity:
Debt	$222,990	$228,940
Accounts payable and accrued expenses	8,347	10,184
Distributions payable	2,488	2,464

Total liabilities	233,825	241,588

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2012 and December 31, 2011	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 13,909,822 and 13,908,907 shares issued and outstanding, respectively at March 31, 2012 and 13,820,854 and 13,819,939 shares issued and outstanding, respectively at December 31, 2011	137	137
Additional paid-in capital	239,643	239,173
Accumulated deficit	(27,394)	(23,220)

Total shareholders’ equity	212,386	216,090

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	1,178	1,028

Total equity	213,564	217,118

Total liabilities and equity	$447,389	$458,706

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2012	2011
Revenue:
Room	$21,583	$12,139
Other operating	839	348
Cost reimbursements from unconsolidated real estate entities	405	—

Total revenue	22,827	12,487

Expenses:
Hotel operating expenses:
Room	4,973	2,994
Other operating	8,014	4,914

Total hotel operating expenses	12,987	7,908
Depreciation and amortization	3,339	1,444
Property taxes and insurance	1,633	1,032
General and administrative	1,777	1,268
Hotel property acquisition costs	39	85
Reimbursed costs from unconsolidated real estate entities	405	—

Total operating expenses	20,180	11,737

Operating income	2,647	750
Interest and other income	1	6
Interest expense, including amortization of deferred fees	(3,847)	(773)
Loss in unconsolidated real estate entities	(565)	—

Loss before income tax expense	(1,764)	(17)
Income tax benefit (expense)	33	(2)

Net loss attributable to common shareholders	$(1,731)	(19)

Loss per Common Share - Basic:
Net loss attributable to common shareholders (Note 11)	$(0.13)	$0.00

Loss per Common Share - Diluted:
Net loss attributable to common shareholders (Note 11)	$(0.13)	$0.00

Weighted average number of common shares outstanding:
Basic	13,794,986	11,800,771
Diluted	13,794,986	11,800,771

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

	Common Shares		Additional Paid-In	Accumulated	Total Shareholders’	Noncontrolling Interest in Operating	Total
	Shares	Amount	Capital	Deficit	Equity	Partnership	Equity
Balance, January 1, 2011	9,208,750	$91	$169,089	$(4,441)	$164,739	$425	$165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Amortization of share based compensation	—	—	122	—	122	196	318
Dividends declared on common shares ($0.175 per share)	—	—	—	(2,418)	(2,418)	—	(2,418)
Distributions declared on LTIP units ($0.175 per unit)	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	(19)	(19)	—	(19)

Balance, March 31, 2011	13,820,854	$137	$238,822	$(6,878)	$232,081	$576	$232,657

Balance, January 1, 2012	13,819,939	137	239,173	(23,220)	216,090	1,028	217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	170	—	170	195	365
Dividends declared on common shares ($0.175 per share)	—	—	—	(2,443)	(2,443)	—	(2,443)
Distributions declared on LTIP units ($0.175 per unit)	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	(1,731)	(1,731)	—	(1,731)

Balance, March 31, 2012	13,908,907	$137	$239,643	$(27,394)	$212,386	$1,178	$213,564

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31
	2012	2011
Cash flows from operating activities:
Net loss	$(1,731)	$(19)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,321	1,431
Amortization of deferred franchise fees	18	13
Amortization of deferred fees included in interest expense	472	307
Share based compensation	440	243
Equity in loss from unconsolidated real estate entities	565	—
Changes in assets and liabilities:
Hotel receivables	54	(312)
Deferred tax asset	(33)	—
Deferred costs	14	355
Prepaid expenses and other assets	(312)	(446)
Accounts payable and accrued expenses	(2,772)	(669)

Net cash provided by operating activities	36	903

Cash flows from investing activities:
Improvements and additions to hotel properties	(1,979)	(4,235)
Distributions from unconsolidated entities	13,095	—
Restricted cash	1,630	(393)

Net cash provided by (used in) investing activities	12,746	(4,628)

Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	—
Repayments on revolving credit facility	(10,500)	(37,800)
Payments on debt	(450)	(81)
Payment of financing costs	(54)	(37)
Payment of offering costs	(152)	(4,153)
Proceeds from issuance of common shares	—	73,600
Distributions-common shares/units	(2,464)	(1,656)

Net cash provided by (used in) financing activities	(8,620)	29,873

Net change in cash and cash equivalents	4,162	26,148
Cash and cash equivalents, beginning of period	4,680	4,768

Cash and cash equivalents, end of period	$8,842	$30,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,348	$447
Cash paid for income taxes	$—	$15

Supplemental disclosure of non-cash investing and financing information:

The Company has accrued distributions payable of $2,488. These distributions were paid on April 27, 2012 except for $9 thousand related to accrued but unpaid distribution. See Note 12.

On January 6, 2012, the Company issued 27,592 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2011. Accrued share based compensation of $300 was included in Accounts payable and accrued expenses as of December 31, 2011.

Accrued share based compensation of $84 is included in Accounts payable and accrued expenses as of March 31, 2012.

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

As of March 31, 2012, the Company owned 18 hotels with an aggregate of 2,414 rooms and held a minority interest in a joint venture (the “JV”) with Cerberus Capital Management (“Cerberus”), which owns 64 hotels comprising an aggregate of 8,329 rooms. To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of our taxable REIT subsidiary (“TRS”) holding companies. We indirectly own our interest in 51 of the 64 JV hotels through the Operating Partnership, and we own our interest in the remaining 13 JV hotels through one of our TRS holding companies. All of the JV hotels are leased to TRS Lessees in which we indirectly own a 10.3% minority interest through one of our TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 10 of our wholly owned hotels; Homewood Suites Management LLC, a subsidiary of Hilton Worldwide Inc. (“Hilton”) manages six of our wholly owned hotels; and Concord Hospitality Enterprises Company manages two of our wholly owned hotels. All but one of the JV hotels are managed by IHM. One JV hotel is managed by Dimension Development Company.

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with US GAAP, and the related notes thereto as of December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.	Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company has adopted this standard and did not have any material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, the Company has no items of other comprehensive income in any periods presented and adoption of this standard did not impact it.

4.	Acquisition of Hotel Properties

Acquisition of Hotel Properties

No acquisitions were completed in the three months ended March 31, 2012. The Company incurred acquisition costs of $40 thousand and $85 thousand, respectively, during the three months ended March 31, 2012 and 2011.

Pro Forma Financial Information

The following condensed pro forma financial information presents the results of operations as if the acquisition of the hotels acquired in 2011 had taken place on January 1, 2011. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2011, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended March 31,
	2012	2011
Pro forma total revenue	$22,827	$19,856

Pro forma net loss	$(1,731)	$(3,044)

Pro forma income (loss) per share:
Basic and diluted	$(0.12)	$(0.22)
Weighted average Common Shares Outstanding
Basic and diluted	13,908,907	13,819,939

5.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $12 thousand and $17 thousand as of March 31, 2012 and December 31, 2011, respectively.

6.	Investment in Hotel Properties

Investment in hotel properties as of March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Land and improvements	$60,064	$60,064
Building and improvements	332,507	332,399
Furniture, fixtures and equipment	17,793	17,469
Construction in progress	6,597	3,897

	416,961	413,829
Less accumulated depreciation	(14,328)	(11,014)

Investment in hotel properties, net	$402,633	$402,815

7.	Investment in Unconsolidated Entities

On October 27, 2011, the Company acquired a 10.3% interest in the JV with Cerberus. The JV owns 64 properties which it acquired for a total purchase price of approximately $1.02 billion, including the assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with a weighted average interest rate of 6.71% and maturing in 2017. The Company’s investment of $37 million in the JV was funded through borrowings under the Company’s secured revolving credit facility. The Company accounts for this investment under the equity method.

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

The JV incurred $12.2 million in depreciation expense during the three months ended March 31, 2012. The following table sets forth the components of net loss, including the Company’s share, related to the unconsolidated joint venture discussed above for the three months ended March 31, 2012 (in thousands):

March 31, 2012
Revenue	$62,972
Total operating expenses	38,727

Operating income	$24,245

Net loss	$(5,493)

Chatham’s 10.3% interest of net loss reported as Equity in loss in unconsolidated real estate entities	$(565)

8.	Debt

The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by a first-mortgage lien on the underlying properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

	Interest	Maturity	03/31/12 Property Carrying	Balance Outstanding as of
Collateral	Rate	Date	Value	March 31, 2012	December 31, 2011
Senior Secured Revolving Credit Facility	5.25%	October 10, 2013	$164,507	$62,000	$67,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,538	6,708	6,753
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	11,353	5,221	5,260
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,264	15,661	15,731
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	42,537	32,417	32,417
Residence Inn by Marriott San Diego, CA	5.98%	November 1, 2016	50,599	39,870	39,986
Homewood Suites by Hilton San Antonio, TX	6.03%	October 1, 2016	31,710	18,327	18,380
Doubletree Suites by Hilton Washington, DC	6.03%	October 1, 2016	28,799	19,899	19,960
Residence Inn by Marriott Vienna, VA	6.03%	October 1, 2016	35,729	22,887	22,953

			$396,036	$222,990	$228,940

In May 2011, the Company amended its $85 million senior secured revolving credit facility. The amendment provides for an increase to the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease to the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility has an accordion feature that provides the Company with the ability to increase the facility to $110 million, subject to lender approval. We expect to meet all financial covenants in 2012 based upon our current projections.

At March 31, 2012 and December 31, 2011, the Company had $62.0 million and $67.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. There were ten properties in the borrowing base securing borrowings under the credit facility at March 31, 2012. At March 31, 2012, the maximum borrowing availability under the revolving credit facility was $78.7 million.

The Company estimates the fair value of its fixed rate debt using an income approach valuation method by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of March 31, 2012 and December 31, 2011 was $159.1 million and $159.4 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and similar terms and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2012 and December 31, 2011 was $62.0 million and $67.5 million, respectively.

As of March 31, 2012, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of March 31, 2012 are as follows (in thousands):

Amount
2012 (remaining nine months)	$1,397
2013	63,981
2014	2,106
2015	6,778
2016	134,588
Thereafter	14,140

$222,990

9.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2).

The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Federal	$(26)	$2
State	(7)	—

Tax expense (benefit)	$(33)	$2

TRS1 has recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the limited operating history and the cumulative taxable losses incurred by TRS 1 since its inception. At March 31, 2012 TRS 1 has a valuation allowance of $0.01 million. No valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for March 31, 2012. Accordingly, the net deferred tax asset of the Company solely relates to the deferred tax assets generated by TRS 2. Management continues to monitor the need for a valuation allowance on a quarterly basis.

10.	Dividends Declared and Paid

The Company declared common share dividends of $0.175 per share and distributions on LTIP units of $0.175 per unit for the three months ended March 31, 2012. The dividends and distributions were paid on April 27, 2012 to common shareholders and LTIP unit holders of record on March 30, 2012. The Company paid dividends declared for the fourth quarter of 2011 on January 27, 2012.

11.	Earnings Per Share

The two class method is used to determine earnings per share because unvested restricted shares and unvested long-term incentive plan units are considered to be participating shares. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended March 31,
	2012	2011
Numerator:
Net loss attributable to common shareholders	$(1,731)	$(19)
Dividends paid on unvested restricted shares	(20)	(13)

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(1,751)	$(32)

Denominator:
Weighted average number of common shares - basic	13,794,986	11,800,771
Effect of dilutive securities:
Unvested shares (1)	—	—

Weighted average number of common shares - diluted	13,794,986	11,800,771

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.13)	$0.00

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.13)	$0.00

(1)	Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings (loss) per share, because they would have been anti-dulitive for the periods presented.

12.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units. Certain awards may provide for accelerated vesting if there is a change in control. In January 2012 and 2011, the Company issued 27,592 and 12,104 common shares, respectively, to its independent trustees as compensation for services performed in 2011 and 2010. A portion of the Company’s share-based compensation to the Company’s trustees for the year ending December 31, 2012 will be distributed in January 2013 in the form of common shares. The quantity of shares will be calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 6,413 common shares had the liability classified award been satisfied as of March 31, 2012.

Restricted Share Awards

On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board are met and the recipient remains employed by the Company on the vesting date. Included in the 61,376 grant of time-based awards are 8,184 grants made to certain senior executives not subject to employment agreements. As of March 31, 2012, there were 69,571 common shares available for issuance under the Equity Incentive Plan.

The Company measures compensation expense for time-based vesting restricted share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares, compensation expense is based on a valuation of $10.20 per performance share granted, which takes into account that some or all of the award may not vest if long-term performance criteria are not met during the vesting period. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on nonvested restricted shares. Dividends for performance-based shares are accrued and paid annually only if and to the extent that long-term performance criteria established by the Board are met and the recipient remains employed by the Company.

A summary of the Company’s restricted share awards for the three months ended March 31, 2012 and year ended December 31, 2011 is as follows:

	2012		2011
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at beginning of the period	51,029	$19.04	76,550	$19.04
Granted	114,567	11.28	—	—
Vested	—	—	(25,521)	19.04
Forfeited	—	—	—	—

Nonvested at end of the period	165,596	$13.67	51,029	$19.04

As of March 31, 2012 and December 31, 2011, there were $1.8 million and $0.7 million, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2012, these costs were expected to be recognized over a weighted–average period of approximately 1.86 years. For the three months ended March 31, 2012 and 2011, the Company recognized approximately $0.2 and $0.1 million respectively, in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Long-Term Incentive Plan Units

The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP Units for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $2.4 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 3.1 years, which represents the weighted average remaining vesting period of the LTIP Units. As of March 31, 2012, none of the LTIP Units had reached parity.

13.	Commitments and Contingencies

Litigation

The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties [see notes in part II, Item 1].

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

The following is a schedule of the minimum future obligation payments required under the ground leases (in thousands):

Amount
2012 (remaining nine months)	$153
2013	205
2014	207
2015	210
2016	212
Thereafter	11,660

Total	$12,647

Management Agreements

Our hotels are operated under various management agreements that call for base management fees, which generally range from 2-4% of the hotel’s gross room revenue and generally have an incentive fee provision, if certain financial thresholds are met or exceeded, of 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The management agreements have initial terms from 5 to 15 years and generally have renewal options. The agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event we undergo a change in control. Management fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $1.2 million and $0.6 million, respectively, for the three months ended March 31, 2012, and 2011.

Franchise Agreements

Our hotels operate under various franchise agreements to operate the hotels under specific brands. Typically, our franchise agreements provide for a royalty fee of 4-5.5% of the hotel’s gross room revenue and a program fee of 2-4% of the hotel’s gross room revenue. The franchise agreements have initial terms of 10-20 years and generally have no renewal options. Franchise fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $1.7 million and $1.0 million, respectively, for the three months ended March 31, 2012, and 2011.

14.	Related Party Transactions

Mr. Fisher owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. The Company has hotel management agreements with IHM to manage ten of its hotels in 2012 and 2011. All but one of the 64 hotels owned by the JV are managed by IHM. Management and accounting fees paid by the Company to IHM for the three months ended March 31, 2012, and 2011 were $0.4 million and $0.2 million, respectively. At March 31, 2012 and 2011, the amounts due to IHM were $0.3 and $0.1 million, respectively.

Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the JV. These costs relate primarily to payroll costs at the JV where the Company is the employer. As we record costs reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on the Company’s operating income or net income. We recognize these cost reimbursements from our joint venture when we incur the related reimbursable costs.

15.	Subsequent Events

On April 1, 2012, IHM became the hotel management company for the Homewood Suites by Hilton Boston-Billerica and the Homewood Suites by Hilton Minneapolis-Mall of America hotels previously managed by Homewood Suites Management, LLC, a subsidiary of Hilton Hotels Worldwide (“Hilton”). On May 1, 2012, IHM became the hotel management company for the Homewood Suites by Hilton Orlando-Maitland and the Homewood Suites by Hilton Dallas-Market Center hotels previously managed by Homewood Suites Management, LLC. The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at our option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 2.0% of the managed hotel’s gross revenues, an accounting fee of $1,000 per month per hotel, a revenue management fee of $550 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

On May 7, 2012, the Board approved an increase in our quarterly dividend rate from $0.175 to $0.20 beginning with the 2012 second quarter.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. In this report, we used the terms “the Company, “we” or “our” to refer to Chatham Lodging Trust and its subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated elsewhere in this report.

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

Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, during what we believe are the early stages of the lodging cycle recovery, we and our Board of Trustees are comfortable at existing levels in excess of that amount.

Future growth through acquisitions will be funded by issuances of both common and preferred shares, draw-downs under our available credit facility, the incurrence or assumption of individually secured hotel debt or, potentially, proceeds from dispositions of assets.

We believe 2012 and beyond will offer attractive growth for the industry and for Chatham. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

We elected to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate our hotels. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries lease our hotel properties to taxable REIT lessee subsidiaries (“TRS Lessees”), who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees is treated as a taxable REIT subsidiary for federal income tax purposes is consolidated within our financial statements for accounting purposes. However, since we control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of the TRS Lessees are subject to taxation as regular C corporations, as defined in the Code, potentially reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.

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

Results of Operations

Industry outlook

We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends and corporate profits improving, we expect a continuing improvement in the performance of the hotel industry. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, industry RevPAR in 2011 was up 8.2% and was up 7.9% year to date through March 31, 2012. Industry analysts such as Smith Travel Research, PKF Hospitality and PricewaterhouseCoopers are projecting industry RevPAR to grow 4-7% in 2012 based on sustained economic growth, lack of new supply and increased business travel spending. Of the 4-7% projected growth, most expect ADR growth to comprise approximately two/thirds of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 6-8% in 2012 with ADR comprising approximately two/thirds of our RevPAR growth. Our expectations are based upon 13 of our 18 hotels being renovated in 2011 so we expect our RevPAR growth to outperform industry projections for 2012 since there were significant rooms out of service for renovation in 2011, in addition to our hotels gaining additional market share.

Comparison of the Three Months Ended March 31, 2012 (“2012”) to the Three Months Ended March 31, 2011 (“2011”)

Results of operations for the three months ended March 31, 2012 include the operating activities of the 18 hotels owned at March 31, 2012. We owned 13 hotels at March 31, 2011.

As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2012 and 2011 was up 7.9% and up 9.0%, respectively. RevPAR at our hotels was up 12.5% and down 1.8% in the 2012 and 2011 periods. 6 of our 18 hotels were undergoing significant renovations in the first quarter of 2011, so there were a significant number of rooms out of order. During the first quarter of 2012, these rooms were available for rent and our occupancy increased significantly. Accordingly, approximately two/thirds of our RevPAR growth in the 2012 first quarter was attributable to occupancy.

Revenues

Total revenue was $22.8 million for the quarter ended March 31, 2012 compared to total revenue of $12.5 million for the 2011 period due to the increased number of hotels owned in the 2012 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $21.6 and $12.1 million for the quarters ended March 31, 2012 an 2011, respectively. Total revenue and room revenue for the 2011 first quarter for the five hotels acquired by us in 2011 (the “5 Sisters”) was $7.4 million and $6.8 million, respectively.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, and ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership (the 5 Sisters were not owned during the three months ended March 31, 2011:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Portfolio
ADR	$128.02	$123.54
Occupancy	76.7%	70.7%
RevPar	$98.25	$87.37

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $0.8 and $0.4 million for the quarters ended March 31, 2012 and 2011, respectively. As a percentage of total revenue, other operating revenue was 3.7% and 2.8% for the quarters ended March 31, 2012 and 2011.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JV where the company is the employer, was $0.4 and $0.0 million for the quarters ended March 31, 2012 and 2011, respectively.

Hotel Operating Expenses

Hotel operating expenses increased $5.1 million to $13.0 million for the three months ended March 31, 2012 compared to $7.9 million for the three months ended March 31, 2011 due to the increased number of hotels owned in the 2012 period. As a percentage of total revenue, hotel operating expenses were 58% for 2012 and 63% for 2011, which decrease is expected as ADR grows year over year and because the 5 Sisters operate at a higher gross profit margin than the other 13 hotels (47.9% gross operating profit margin for the 5 Sisters compared to 39.0% for the other 13 hotels for the 2012 first quarter). Room expenses, which are the most significant component of hotel operating expenses, increased $2.0 million from $3.0 million in 2011 to $5.0 million in 2012 or 22.2% and 24.0% of total revenue for the three months ended March 31, 2011 and 2011, respectively. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $3.1 million from $4.9 million in 2011 to $8.0 million in 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million from $1.4 million for the three months ended March 31, 2011 to $3.3 million for the three months ended March 31, 2012. The increase is due to the increased number of hotels during the 2012 period. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Property Taxes and Insurance

Total property tax and insurance expenses increased $0.6 million from $1.0 million for the three months ended March 31, 2011 to $1.6 million for the three months ended March 31, 2012. The increase is due entirely to the increased number of hotels owned during the 2012 period, which account for $0.6 million of the year over year increase.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $0.4 and $0.3 million for the three months ended March 31, 2012 and 2011, respectively) increased $0.4 million to $1.7 million in 2012 from $1.3 million in 2011. Key increases were related to corporate employee compensation and professional fees.

Hotel Property Acquisition Costs

Hotel property acquisition costs decreased $0.1 million from $0.1 million for the three months ended March 31, 2011 to $36 thousand for the three months ended March 31, 2012. Expenses during the 2011 period related to our investment in the JV and the JV’s acquisition of 64 hotels described in Note 7, Investment in Unconsolidated Entities, in the notes to our financial statements above. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, was $0.4 and $0.0 million for the quarters ended March 31, 2012 and 2011, respectively.

Interest and Other Income

Interest income on cash and cash equivalents decreased $5 thousand from $6 thousand for the three months ended March 31, 2011 to $1 thousand for the three months ended March 31, 2012. This decrease was due to the decrease in cash and cash equivalents of $22.1 million from $30.9 million at March 31, 2011 to $8.8 million at March 31, 2012, at which time we had not fully invested the cash from our common share offering in February 2011.

Interest Expense

Interest expense increased $3.0 million from $0.8 million for the three months ended March 31, 2011 to $3.8 million for the three months ended March 31, 2012 due to interest cost of $2.3 million on six new loans acquired or assumed in the third quarter of 2011, interest of $0.9 million on our senior secured revolving credit facility with weighted average borrowings of $67.7 million at 5.25%, unused commitment fees of 50 basis points on the unused portion of our credit facility and amortization of deferred financing fees of $0.5 million for the three months ended March 31, 2012 relating to the eight loans and the credit facility.

Loss in Unconsolidated Real Estate Entities

Loss in unconsolidated real estate entities increased $0.6 million from $0.0 million for the three months ended March 31, 2011 to $0.6 million for the three months ended March 31, 2012. We did not own an interest in the JV at March 31, 2011.

Income Tax Benefit (Expense)

Income tax expense decreased $35 thousand from $2 thousand for the three months ended March 31, 2011 to a tax benefit $33 thousand for the three months ended March 31, 2012. TRS I generated a taxable loss in 2012; therefore there is no tax provision. TRS II generated a taxable loss for the 3 months ended 2012. We do expect TRS II to generate income by the end of 2012. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net loss applicable to Common Shareholders

There was a net loss applicable to common shareholders of $1.7 million, or ($0.13) per diluted share, for the three months ended March 31, 2012, compared to a net loss of $19 thousand for the three months ended March 31, 2011. This increase was due to the factors discussed above.

Material Trends or Uncertainties

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and acquisition costs related to unconsolidated real estate entities. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three months ended March 31, 2012 and 2011 (in thousands, except share data):

	For the three months ended March 31,
	2012	2011
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(1,731)	$(19)
Depreciation	3,321	1,431
Adjustments for unconsolidated real estate entity items	1,259	—

FFO attributable to common shareholders	2,849	1,412
Hotel property acquisition costs	39	85

Adjusted FFO	$2,888	$1,497

Weighted average number of common shares
Basic	13,794,986	11,800,771
Diluted	13,794,986	11,800,771

We calculate EBITDA for purposes of the credit facility debt covenants as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; and (4) unconsolidated real estate entity items including interest, depreciation and amortization . We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors compare our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, we use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

We further adjust EBITDA for certain additional items, including hotel property acquisition costs, amortization of non-cash share-based compensation which we believe are not indicative of the performance of our underlying hotel properties and acquisition costs related to unconsolidated real estate entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(1,731)	$(19)
Interest expense	3,847	773
Income tax (benefit) expense	(33)	2
Depreciation and amortization	3,339	1,444
Adjustments for unconsolidated real estate entity items	2,666	—

EBITDA	8,088	2,200
Hotel property acquisition costs	39	85
Share based compensation	450	393

Adjusted EBITDA	$8,577	$2,678

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

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $8.8 and $4.7 million, respectively. Additionally, we had $23.0 million available under our $85.0 million senior secured revolving credit facility as of March 31, 2012.

For the three months ended March 31, 2012, net cash flows provided by operations were $36 thousand, as our net loss of $1.7 million was due in significant part to non-cash expenses, including $3.8 million of depreciation and amortization, $0.4 million of share-based compensation expense and a $0.6 million loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.0 million. Net cash flows provided by investing activities were $12.7 million, primarily related to the receipt of distributions from unconsolidated real estate entities of $13.1 million consisting of $11.8 million net proceeds from mortgage financing and $1.3 million from cash generated from operations and reimbursements from required escrows of $1.6 million, offset by additional capital improvements to the eighteen hotels of $2.0 million. Future distributions from unconsolidated real estate entities are contingent upon projected hotel operations and the possible sale of assets. Net cash flows used in financing activities were $8.6 million, comprised primarily of net repayments on our secured credit facility of $5.5 million, principal payment on mortgage debt of $0.6 million, and distributions to shareholders of $2.5 million.

For the three months ended March 31, 2011, net cash flows provided by operations were $0.9 million, as our net loss of $19 thousand was due in significant part to non-cash expenses, including $1.7 million of depreciation and amortization and $0.2 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $1.0 million. Net cash flows used in investing activities were $4.6 million, which represents additional capital improvements of $4.2 million for out 13 hotels owned at March 3, 2011, and $0.4 million of funds placed into escrows for lender or manager required escrows. Net cash flows provided by financing activities were $29.9 million, comprised primarily of proceeds generated from the February 2011 common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, offset by payments on our secured credit facility of $37.8 million and distributions to shareholders of $1.7 million.

We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for each of the first, second and third quarters of 2011 and the first quarter of 2012 were $0.175 per common share and LTIP unit. On April 27, 2012, we paid an aggregate of $2.5 million in first quarter dividends on our common shares and distributions on our LTIP units.

Liquidity and Capital Resources

We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging recovery cycle is prudent.

At March 31, 2012 and December 31, 2011, we had $62.0 million and $67.5 million, respectively, in borrowings under our $85 million senior secured revolving credit facility. At March 31, 2012, there were ten properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $78.7 million. We also had mortgage debt on individual hotels aggregating $161.0 and $161.4 million at March 31, 2012 and December 31, 2011, respectively.

We amended our $85 million senior secured revolving credit facility in May 2011. The amendment provides for an increase in the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease in the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility still has an accordion feature that provides the Company with the ability to increase the facility to $110 million.

The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The five mortgage loans we assumed in connection with the acquisition of the 5 Sisters, as well as the loan secured by the New Rochelle Residence Inn, do not contain any financial covenants. We were in compliance with these financial covenants at March 31, 2012. We expect to meet all financial covenants in 2012 based upon our current projections.

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

Dividend Policy

Our current policy on common dividends is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends will be determined by our Board of Trustees. On March 13, 2012, our Board of Trustees declared a dividend of $0.175 per common share and LTIP unit. The dividends to our common shareholders and the distributions to our LTIP unit holders were paid on April 27, 2012 to holders of record as of March 30, 2012. On May 7, 2012, the Board approved an increase in our quarterly dividend rate from $0.175 to $0.20 beginning with the 2012 second quarter.

Capital Expenditures

We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we have acquired a hotel property, in certain instances, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain of our loans require that we make available for such purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts in excess of such obligated amounts, if necessary, to comply with any reasonable requirements and otherwise to the extent that we deem such expenditures to be in the best interests of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under the revolving credit facility.

For the three months ended March 31, 2012 and 2011, we invested approximately $2.7 million and $4.2 million, respectively, on capital investments in our hotels. We expect to invest an additional $7.7 million on capital improvements in 2012 on our existing hotels.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at March 31, 2012 other than non-recourse debt associated with the JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$132	$29	$79	$24	$—
Revolving credit facility, including interest (1)	67,898	3,370	64,528	—	—
Ground leases	12,647	153	412	422	11,660
Property loans, including interest (1)	208,991	8,689	23,170	159,394	17,738

	$289,668	$12,241	$88,189	$159,840	$29,398

In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. We will manage the JV and will receive a promote interest if the JV meets certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

In connection with certain non-recourse JV mortgage loans, our Operating Partnership could be required to repay portions of the indebtedness, up to an amount commensurate with out 10.3% interest in the JV, in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds, and material misrepresentations.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company has adopted this standard and did not have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, the Company has no items of other comprehensive income in any periods presented and adoption of this standard did not impact it.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity. The estimated fair value of the Company’s fixed rate debt at March 31, 2012 and December 31, 2011 was $159.1 million and $159.4 million, respectively.

At March 31, 2012, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt	$—	$62,000					$62,000	$62,025
Average interest rate (1)	5.25%	5.25%					5.25%

Fixed rate:
Debt	$1,397	$1,981	$2,106	$6,778	$134,588	$14,140	$160,990	$159,066
Average interest rate	5.95%	5.95%	5.95%	5.88%	6.00%	5.75%	5.97%

(1)	LIBOR floor rate of 1.25% plus a margin of 4.0% at March 31, 2012. The one-month LIBOR rate was 0.24% at March 31, 2012.

We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.6 million annually. This assumes that the amount outstanding under our floating rate debt remains at $62.0 million, the balance as of March 31, 2012.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Jeffery H. Fisher (Time-Based Share Awards).

10.2	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Dennis M. Craven (Time-Based Share Awards).

10.3	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Peter Willis (Time-Based Share Awards).

10.4	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Jeffery H. Fisher (Performance-Based Share Awards).

10.5	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards).

10.6	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated: May 8, 2012	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)