Form 10-Q
period 2012-06-30
Chatham Lodging Trust
filed 2012-08-08
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2012
Common Shares of Beneficial Interest ($0.01 par value per share)	13,908,907

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Investment in hotel properties, net	$399,732	$402,815
Cash and cash equivalents	8,523	4,680
Restricted cash	2,872	5,299
Investment in unconsolidated real estate entities	16,931	36,003
Hotel receivables (net of allowance for doubtful accounts of $16 and $17, respectively)	1,782	2,057
Deferred costs, net	5,709	6,350
Prepaid expenses and other assets	1,898	1,502

Total assets	$437,447	$458,706

Liabilities and Equity:
Debt	$160,588	$161,440
Revolving credit facility	53,500	67,500
Accounts payable and accrued expenses	8,195	10,184
Distributions payable	2,853	2,464

Total liabilities	225,136	241,588

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2012 and December 31, 2011	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 13,909,822 and 13,908,907 shares issued and outstanding, respectively at June 30, 2012 and 13,820,854 and 13,819,939 shares issued and outstanding, respectively at December 31, 2011	137	137
Additional paid-in capital	239,880	239,173
Accumulated deficit	(29,029)	(23,220)

Total shareholders’ equity	210,988	216,090

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	1,323	1,028

Total equity	212,311	217,118

Total liabilities and equity	$437,447	$458,706

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue:
Room	$24,858	$14,489	$46,441	$26,628
Other operating	1,156	413	1,995	762
Cost reimbursements from unconsolidated real estate entities	345	—	750	—

Total revenue	26,359	14,902	49,186	27,390

Expenses:
Hotel operating expenses:
Room	5,291	3,218	10,264	6,212
Other operating	8,570	5,118	16,584	10,032

Total hotel operating expenses	13,861	8,336	26,848	16,244
Depreciation and amortization	4,123	3,804	7,462	5,249
Property taxes and insurance	1,623	1,068	3,256	2,100
General and administrative	1,947	1,584	3,724	2,852
Hotel property acquisition costs	44	1,398	83	1,483
Reimbursed costs from unconsolidated real estate entities	345	—	750	—

Total operating expenses	21,943	16,190	42,123	27,928

Operating income (loss)	4,416	(1,288)	7,063	(538)
Interest and other income	—	6	1	12
Interest expense, including amortization of deferred fees	(3,829)	(642)	(7,676)	(1,415)
Earnings from unconsolidated real estate entities	703	—	138	—

Income (loss) before income tax expense	1,290	(1,924)	(474)	(1,941)
Income tax expense	(133)	(12)	(100)	(14)

Net income (loss) attributable to common shareholders	$1,157	$(1,936)	$(574)	$(1,955)

Loss per Common Share - Basic:
Net income (loss) attributable to common shareholders (Note 11)	$0.08	$(0.14)	$(0.04)	$(0.15)

Loss per Common Share - Diluted:
Net income (loss) attributable to common shareholders (Note 11)	$0.08	$(0.14)	$(0.04)	$(0.15)

Weighted average number of common shares outstanding:
Basic	13,810,190	13,757,449	13,802,588	12,784,515
Diluted	13,908,907	13,757,449	13,802,588	12,784,515
Distributions per common share	$0.20	$0.175	$0.375	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2011	9,208,750	$91	$169,089	$(4,441)	$164,739	$425	$165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Repurchase of vested common shares	(915)	—	(15)	—	(15)	—	(15)
Amortization of share based compensation	—	—	244	—	244	391	635
Dividends declared on common shares ($0.35 per share)	—	—	—	(4,837)	(4,837)	—	(4,837)
Distributions declared on LTIP units ($0.35 per unit)	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	(1,955)	(1,955)	—	(1,955)

Balance, June 30, 2011	13,819,939	$137	$238,929	$(11,233)	$227,833	$726	$228,559

Balance, January 1, 2012	13,819,939	137	239,173	(23,220)	216,090	1,028	217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	407	—	407	391	798
Dividends declared on common shares ($0.375 per share)	—	—	—	(5,235)	(5,235)	—	(5,235)
Distributions declared on LTIP units ($0.375 per unit)	—	—	—	—	—	(96)	(96)
Net loss	—	—	—	(574)	(574)	—	(574)

Balance, June 30, 2012	13,908,907	$137	$239,880	$(29,029)	$210,988	$1,323	$212,311

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(574)	$(1,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,425	5,223
Amortization of deferred franchise fees	37	26
Amortization of deferred fees included in interest expense	984	657
Share based compensation	967	785
Earnings from unconsolidated real estate entities	(138)	—
Changes in assets and liabilities:
Hotel receivables	275	(460)
Deferred costs	27	81
Prepaid expenses and other assets	(396)	(1,059)
Accounts payable and accrued expenses	(2,288)	331

Net cash provided by operating activities	6,319	3,629

Cash flows from investing activities:
Improvements and additions to hotel properties	(3,912)	(7,560)
Distributions from unconsolidated entities	19,210	—
Restricted cash	2,427	(12,619)

Net cash provided by (used in) investing activities	17,725	(20,179)

Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	5,000
Repayments on revolving credit facility	(19,000)	(42,800)
Payments on debt	(852)	(159)
Payment of financing costs	(254)	(600)
Payment of offering costs	(153)	(4,153)
Proceeds from issuance of common shares	—	73,600
In-substance repurchase of vested common shares	—	(15)
Distributions-common shares/units	(4,942)	(4,120)

Net cash provided by (used in) financing activities	(20,201)	26,753

Net change in cash and cash equivalents	3,843	10,203
Cash and cash equivalents, beginning of period	4,680	4,768

Cash and cash equivalents, end of period	$8,523	$14,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,606	$632
Cash paid for income taxes	$138	$10

Supplemental disclosure of non-cash investing and financing information:

The Company has accrued distributions payable of $2,853. These distributions were paid on July 27, 2012 except for $20 related to accrued but unpaid distribution. See Note 12.

On January 6, 2012, the Company issued 27,592 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2011. Accrued share based compensation of $300 was included in Accounts payable and accrued expenses as of December 31, 2011.

Accrued share based compensation of $169 and capital improvements of $430 are included in Accounts payable and accrued expenses as of June 30, 2012.

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

The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement, as well as the net proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of our assets are held by, and all of the Company’s operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of our executive officers hold vested and unvested long-term incentive plan (“LTIP”) units in the Operating Partnership, which are presented as noncontrolling interests on our consolidated balance sheets.

As of June 30, 2012, the Company owned 18 hotels with an aggregate of 2,414 rooms and held a 10.3% minority interest in a joint venture (the “JV”) with Cerberus Capital Management (“Cerberus”), which owns 59 hotels with an aggregate of 7,702 rooms. To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of our taxable REIT subsidiary (“TRS”) holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. We indirectly own our interest in 51 of the 59 JV hotels through the Operating Partnership, and we own our interest in the remaining 8 JV hotels through one of our TRS holding companies. All of the JV hotels are leased to TRS Lessees in which we indirectly own a 10.3% minority interest through one of our TRS holding companies. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 15 of our wholly owned hotels; Homewood Suites Management LLC, a subsidiary of Hilton Worldwide Inc. (“Hilton”), manages one of our wholly owned hotels; and Concord Hospitality Enterprises Company manages two of our wholly owned hotels. All but one of the JV hotels is managed by IHM. One JV hotel is managed by Dimension Development Company.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011. The Company adopted this standard and it did not have any material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, the Company has no items of other comprehensive income in any periods presented.

4.	Acquisition of Hotel Properties

Acquisition of Hotel Properties

No acquisitions were completed during the six months ended June 30, 2012. The Company incurred acquisition costs of $44 thousand and $83 thousand, respectively, during the three and six months ended June 30, 2012 and $1.4 million and $1.5 million, respectively, during the three and six months ended June 30, 2011.

Pro Forma Financial Information

The following condensed pro forma financial information presents the results of operations as if the acquisitions of the hotels acquired in 2011 had taken place on January 1, 2011. The pro forma results have been prepared for comparative purposes only and include results for periods prior to the Company’s ownership and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2011, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Pro forma total revenue	$26,359	$24,333	$49,186	$44,190

Pro forma net income (loss)	$1,157	$(2,732)	$(574)	$(5,483)

Pro forma income (loss) per share:
Basic and diluted	$0.08	$(0.20)	$(0.04)	$(0.40)
Weighted average Common Shares Outstanding
Basic and diluted	13,908,907	13,819,939	13,908,907	13,819,939

5.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $16 thousand and $17 thousand as of June 30, 2012 and December 31, 2011, respectively.

6.	Investment in Hotel Properties

Investment in hotel properties as of June 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land and improvements	$60,064	$60,064
Building and improvements	335,475	332,399
Furniture, fixtures and equipment	20,144	17,469
Renovations in progress	1,471	3,897

	417,154	413,829
Less accumulated depreciation	(17,422)	(11,014)

Investment in hotel properties, net	$399,732	$402,815

At the end of the first quarter, there was a fire at the White Plains hotel. The hotel was insured and coverage has been accepted by the carrier. There is not expected to be a casualty loss.

7.	Investment in Unconsolidated Entities

On October 27, 2011, the Company acquired a 10.3% interest in the JV with Cerberus. The JV initially acquired 64 properties for a total purchase price of approximately $1.02 billion, including the assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with a weighted average interest rate of 6.71% and maturing in 2017. The Company’s original investment of $37 million in the JV was funded through borrowings under the Company’s secured revolving credit facility. The Company accounts for this investment under the equity method. During the three and six months ended, June 30, 2012, the Company received cash distributions from the JV of $1.7 million and $3.0 million, respectively, relating to cash flow generated by the JV and $0.0 million and $11.7 million net proceeds from mortgage financing by the JV. The Company received cash distributions from the JV’s sale of 5 hotels during the three and six months ended June 30, 2012 of $4.4 million.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages the JV and will receive a promote interest if the JV meets certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

The JV incurred $12.3 million and $24.5 million in depreciation expense and $0.4 million of acquisition costs during the three and six months ended June 30, 2012, respectively. The JV realized a gain on the sale of 5 hotels of $6.5 million for the three and six months ended June 30, 2012. The following table sets forth the components of net income, including the Company’s share, related to the JV for the three and six months ended June 30, 2012 (in thousands):

	For the three months ended	For the six months ended
	June 30, 2012
Revenue	$73,019	$135,991
Total operating expenses	41,121	79,848

Operating income	$31,898	$56,143

Net income	$6,836	$1,343

Chatham’s 10.3% interest of net income reported as Earnings from unconsolidated real estate entities	$703	$138

8.	Debt

The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by a first-mortgage lien on the underlying properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	06/30/12 Property Carrying Value	Balance Outstanding as of
				June 30, 2012	December 31, 2011
Senior Secured Revolving Credit Facility	5.50%	October 10, 2013	$166,239	$53,500	$67,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	11,384	6,664	6,753
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	12,455	5,183	5,260
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,203	15,593	15,731
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	42,178	32,417	32,417
Residence Inn by Marriott San Diego, CA	5.98%	November 1, 2016	50,290	39,792	39,986
Homewood Suites by Hilton San Antonio, TX	6.03%	October 1, 2016	31,480	18,272	18,380
Doubletree Suites by Hilton Washington, DC	6.03%	October 1, 2016	28,563	19,848	19,960
Residence Inn by Marriott Vienna, VA	6.03%	October 1, 2016	35,469	22,819	22,953

			$398,261	$214,088	$228,940

In May 2011, the Company amended its $85 million senior secured revolving credit facility. The amendment increases the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and decreased the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility has an accordion feature that provides the Company with the ability to increase the facility to $110 million, subject to lender approval. We expect to meet all financial covenants in 2012 based upon our current projections.

At June 30, 2012 and December 31, 2011, the Company had $53.5 million and $67.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. There were ten properties in the borrowing base securing borrowings under the credit facility at June 30, 2012. At June 30, 2012, the maximum borrowing availability under the revolving credit facility was $78.7 million.

The Company estimates the fair value of its fixed rate debt using an income approach valuation method by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of June 30, 2012 and December 31, 2011 was $166.4 million and $159.4 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2012 and December 31, 2011 was $53.4 million and $67.5 million, respectively.

As of June 30, 2012, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of June 30, 2012 are as follows (in thousands):

Amount
2012 (remaining six months)	$925
2013	55,481
2014	2,106
2015	6,783
2016	134,651
Thereafter	14,142

$214,088

9.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2).

The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Federal	$116	$11	$90	$13
State	17	1	10	1

Tax expense	$133	$12	$100	$14

TRS 1 has recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the limited operating history and the cumulative taxable losses incurred by TRS 1 since its inception. At June 30, 2012, TRS 1 had a valuation allowance of $0.4 million. No valuation allowance has been recorded in connection with TRS 2 for June 30, 2012. Management continues to monitor the need for a valuation allowance on a quarterly basis.

10.	Dividends Declared and Paid

The Company declared common share dividends of $0.20 per share and distributions on LTIP units of $0.20 per unit for the three months ended June 30, 2012. The dividends and distributions were paid on July 27, 2012 to common shareholders and LTIP unit holders of record on June 29, 2012. The Company paid dividends declared for the first quarter of 2012 on April 27, 2012.

11.	Earnings Per Share

The two class method is used to determine earnings per share because unvested restricted shares and unvested long-term incentive plan units are considered to be participating shares. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common shareholders	$1,157	$(1,936)	$(574)	$(1,955)
Dividends paid on unvested restricted shares	(18)	(10)	(38)	(23)

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,139	$(1,946)	$(612)	$(1,978)

Denominator:
Weighted average number of common shares - basic	13,810,190	13,757,449	13,802,588	12,784,515
Effect of dilutive securities:
Unvested shares (1)	98,717	—	—	—

Weighted average number of common shares - diluted	13,908,907	13,757,449	13,802,588	12,784,515

Basic Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.08	$(0.14)	$(0.04)	$(0.15)

Diluted Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.08	$(0.14)	$(0.04)	$(0.15)

(1)	Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings (loss) per share, for the periods where a loss has been recorded, because they would have been anti-dulitive for the periods presented.

12.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units. Certain awards may provide for accelerated vesting if there is a change in control. In January 2012 and 2011, the Company issued 27,592 and 12,104 common shares, respectively, to its independent trustees as compensation for services performed in 2011 and 2010. A portion of the Company’s share-based compensation to the Company’s trustees for the year ending December 31, 2012 will be distributed in January 2013 in the form of common shares. The number of shares will be calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 11,906 common shares had the liability classified award been satisfied as of June 30, 2012.

Restricted Share Awards

On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board are met and the recipient remains employed by the Company on the vesting date. Included in the 61,376 share grant of time-based awards are 8,184 share grants made to certain senior executives not subject to employment agreements. As of June 30, 2012, there were 69,571 common shares available for issuance under the Equity Incentive Plan.

The Company measures compensation expense for time-based vesting restricted share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares, compensation expense is based on a valuation of $10.20 per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on nonvested restricted shares. Dividends for performance-based shares are accrued and paid annually only if and to the extent that long-term performance criteria established by the Board are met and the recipient remains employed by the Company.

A summary of the Company’s restricted share awards for the six months ended June 30, 2012 and year ended December 31, 2011 is as follows:

	2012		2011
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at beginning of the period	51,029	$19.04	76,550	$19.04
Granted	114,567	11.28	—	—
Vested	(22,036)	19.39	(25,521)	19.04

Nonvested at end of the period	143,560	$12.80	51,029	$19.04

As of June 30, 2012 and December 31, 2011, there were $1.6 million and $0.7 million, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2012, these costs were expected to be recognized over a weighted–average period of approximately 1.6 years. For the three months ended June 30, 2012 and 2011, the Company recognized approximately $0.2 million and $0.2 million respectively, and for the six months ended June 30, 2012 and 2011, the Company recognized approximately $0.4 million and $0.3 million respectively, in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Long-Term Incentive Plan Units

The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP Units for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.4 million in compensation expense related to the LTIP Units for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, there was $2.2 million and $2.6 million, respectively, of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 2.8 years, which represents the weighted average remaining vesting period of the LTIP Units. As of June 30, 2012, none of the LTIP Units had reached parity.

13.	Commitments and Contingencies

Litigation

The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.

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

The following is a schedule of the minimum future obligation payments required under the ground leases (in thousands):

Amount
2012 (remaining six months)	$102
2013	205
2014	207
2015	210
2016	212
Thereafter	11,660

Total	$12,596

Management Agreements

The Company’s hotels are operated under various management agreements that call for base management fees, which generally range from 2-4% of the hotel’s gross room revenue and generally have an incentive fee provision, if certain financial thresholds are met or exceeded, of 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The management agreements have initial terms from 5 to 15 years and generally have renewal options. The agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event we undergo a change in control. Management fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $0.7 million and $0.4 million, respectively, for the three months ended June 30, 2012 and 2011 and approximately $1.3 million and $0.7 million, respectively, for the six months ended June 30, 2012 and 2011.

Franchise Agreements

The Company’s hotels operate under various franchise agreements to operate the hotels under specific brands. Typically, our franchise agreements provide for a royalty fee of 4-5.5% of the hotel’s gross room revenue and a program fee of 2-4% of the hotel’s gross room revenue. The franchise agreements have initial terms of 10-20 years and generally have no renewal options. Franchise fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $2.0 million and $1.2 million, respectively, for the three months ended June 30, 2012 and 2011 and approximately $3.7 million and $2.1 million, respectively, for the six months ended June 30, 2012 and 2011.

14.	Related Party Transactions

Mr. Fisher, the Company’s Chief Executive Officer, owns 90% of Island Hospitality Management, Inc. (“IHM”), a hotel management company. The Company has hotel management agreements with IHM to manage 15 of its hotels in 2012, increased from agreements to manage ten of the Company’s wholly-owned hotels in 2011. Of the 59 hotels owned by the JV, 58 are managed by IHM. Management and accounting fees paid by the Company to IHM for the three months ended June 30, 2012 and 2011 were $0.6 million and $0.2 million, respectively and for the six months ended June 30, 2012 and 2011 were $1.0 million and $0.4 million, respectively. At June 30, 2012 and 2011, the amounts due to IHM were $0.4 and $0.1 million, respectively.

Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the JV. These costs relate primarily to payroll costs at the JV where the Company is the employer. As we record costs reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from our joint venture are recorded based upon the occurrence of a reimbursed activity.

15.	Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Overview

We are a self-advised hotel investment company organized in October 2009 that commenced operations in April 2010. Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Doubletree Suites by Hilton®, Residence Inn by Marriott®, Hyatt® Summerfield Suites, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.

We focus on premium-branded, select-service hotels in high growth markets with high barriers to entry concentrated primarily in the 25 largest metropolitan markets in the United States.

Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, during what we believe are the early stages of the lodging cycle recovery, we and our Board of Trustees are comfortable at levels in excess of that amount.

Future growth through acquisitions will be funded by issuances of both common and preferred shares, draw-downs under our available credit facility, the incurrence or assumption of individually secured hotel debt or, potentially, proceeds from dispositions of assets.

We believe 2012 and beyond will offer attractive growth for the industry and for us. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

We elected to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate our hotels. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries lease our hotel properties to taxable REIT lessee subsidiaries (“TRS Lessees”), who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees is treated as a taxable REIT subsidiary for federal income tax purposes and is consolidated within our financial statements for accounting purposes. However, since we control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of the TRS Lessees are subject to taxation as regular C corporations, as defined in the Code, potentially reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.

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

Results of Operations

Industry outlook

We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends and corporate profits. We expect a continuing improvement in the performance of the hotel industry. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, industry RevPAR in 2011 was up 8.5% and was up 8.0% year to date through June 30, 2012. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 4-7% in 2012 based on sustained economic growth, lack of new supply and increased business travel spending. Of the 4-7% projected growth, most expect ADR growth to comprise approximately two-thirds of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 6-8% in 2012 with ADR comprising approximately two-thirds of our RevPAR growth. Our expectations are based upon 13 of our 18 hotels being renovated in 2011 so we expect our RevPAR growth to outperform industry projections for 2012 since there were significant rooms out of service for renovation in 2011, in addition to our hotels gaining additional market share.

Comparison of the Three Months Ended June 30, 2012 (“2012”) to the Three Months Ended June 30, 2011 (“2011”)

Results of operations for the three months ended June 30, 2012 include the operating activities of our 18 wholly-owned hotels and our investment in the JV at June 30, 2012. We owned 13 hotels at June 30, 2011.

As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2012 and 2011 was up 7.9% and up 8.1%, respectively. RevPAR at our hotels was up 6.9% and 3.3% in the 2012 and 2011 periods. In addition, 5 of our 13 hotels were undergoing significant renovations in 2011. Approximately two-thirds of our RevPAR growth in the 2012 second quarter was attributable to occupancy.

Revenues

Total revenue was $26.4 million for the quarter ended June 30, 2012 compared to total revenue of $14.9 million for the 2011 period due to the increased number of hotels owned in the 2012 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $24.9 and $14.5 million for the quarters ended June 30, 2012 an 2011, respectively. Total revenue for the quarters ended June 30, 2012 and 2011 for the five hotels acquired by us in 2011 (the “5 Sisters”) was $9.9 million and $9.4 million, respectively.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership (the 5 Sisters were not owned, by us during the three months ended June 30, 2011, but are included below for comparative purposes):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Occupancy	85.5%	83.1%
ADR	$132.23	$127.38
RevPar	$113.11	$105.79

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1.2 and $0.4 million for the quarters ended June 30, 2012 and 2011, respectively. As a percentage of total revenue, other operating revenue was 4.4% and 2.8% for the quarters ended June 30, 2012 and 2011. Other operating revenue for the 5 Sisters was $0.6 million for the quarter ended June 30, 2012.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, was $0.3 million and $0.0 million for the quarters ended June 30, 2012 and 2011, respectively.

Hotel Operating Expenses

Hotel operating expenses increased $5.6 million to $13.9 million for the three months ended June 30, 2012 compared to $8.3 million for the three months ended June 30, 2011 due to the increased number of hotels owned in the 2012 period. As a percentage of total revenue, hotel operating expenses were 53% for 2012 and 56% for 2011, which decrease is expected as ADR grows year over year and because the 5 Sisters operate at a higher gross profit margin than the other 13 hotels (50.0% gross operating profit margin for the 5 Sisters compared to 44.9% for the other 13 hotels for the 2012 second quarter). Room expenses, which are the most significant component of hotel operating expenses, increased $2.1 million from $3.2 million in 2011 to $5.3 million in 2012 or 21.6% and 20.1% of total revenue for the three months ended June 30, 2011 and 2012, respectively. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $3.5 million from $5.1 million in 2011 to $8.6 million in 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million from $3.8 million for the three months ended June 30, 2011 to $4.1 million for the three months ended June 30, 2012. The increase is due to the increased number of hotels during the 2012 period, offset by depreciation in 2011 due to the disposition and replacement of furniture and fixtures at five hotels where major renovations were completed in 2011. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Personal Property Taxes and Insurance

Total property tax and insurance expenses increased $0.5 million from $1.1 million for the three months ended June 30, 2011 to $1.6 million for the three months ended June 30, 2012. The increase is due entirely to the increased number of hotels owned during the 2012 period.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $0.5 and $0.4 million for the three months ended June 30, 2012 and 2011, respectively) increased $0.2 million to $1.4 million in 2012 from $1.2 million in 2011. Key increases were related to corporate employee compensation and professional fees.

Hotel Property Acquisition Costs

Hotel property acquisition costs decreased $1.35 million from $1.4 million for the three months ended June 30, 2011 to $0.05 million for the three months ended June 30, 2012. Expenses during the 2011 period related to our investment in the JV and the JV’s acquisition of 64 hotels described in Note 7, Investment in Unconsolidated Entities, in the notes to our financial statements above. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $0.3 million and $0.0 million for the quarters ended June 30, 2012 and 2011, respectively.

Interest and Other Income

Interest income on cash and cash equivalents decreased $6 thousand from $6 thousand for the three months ended June 30, 2011 to zero for the three months ended June 30, 2012. This decrease was due to the decrease in cash and cash equivalents of $6.5 million from $15.0 million at June 30, 2011, at which time we had not fully invested the cash from our common share offering in February 2011, to $8.5 million at June 30, 2012.

Interest Expense

Interest expense increased $3.2 million from $0.6 million for the three months ended June 30, 2011 to $3.8 million for the three months ended June 30, 2012 due to interest cost of $2.3 million on six new loans acquired or assumed in the third quarter of 2011, interest of $0.8 million on our senior secured revolving credit facility with weighted average borrowings of $58.2 million at 5.5%, unused commitment fees of 50 basis points on the unused portion of our credit facility and amortization of deferred financing fees of $0.1 million for the three months ended June 30, 2012 relating to the eight total mortgage loans and the credit facility.

Earnings from Unconsolidated Real Estate Entities

Earnings from unconsolidated real estate entities increased $0.7 million from $0.0 million for the three months ended June 30, 2011 to $0.7 million for the three months ended June 30, 2012. We received $4.4 million in distributions related the hotels sold by the JV. We did not own an interest in the JV at June 30, 2011.

Income Tax Expense

Income tax expense increased $121 thousand from $12 thousand for the three months ended June 30, 2011 to $133 thousand for the three months ended June 30, 2012. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net income (loss) applicable to Common Shareholders

Net income applicable to common shareholders was $1.2 million, or $0.08 per diluted share, for the three months ended June 30, 2012, compared to a net loss of $1.9 million, or ($0.14) per diluted share for the three months ended June 30, 2011. This increase was due to the factors discussed above.

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

Comparison of the Six Months Ended June 30, 2012 (“2012”) to the Six Months Ended June 30, 2011 (“2011”)

Results of operations for the six months ended June 30, 2012 include the operating activities of our 18 wholly-owned hotels and our investment in the JV at June 30, 2012. We owned 13 hotels at June 30, 2011.

As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2012 and 2011 was up 8.0% and up 8.5%, respectively. RevPAR at our hotels was up 9.4% and 0.9% in the 2012 and 2011 periods. In addition, 5 of our 13 hotels were undergoing significant renovations in 2011. Approximately two-thirds of our RevPAR growth in 2012 was attributable to occupancy.

Revenues

Total revenue was $49.2 million for the quarter ended June 30, 2012 compared to total revenue of $27.4 million for the 2011 period due to the increased number of hotels owned in the 2012 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $46.4 million and $26.6 million for the six months ended June 30, 2012 an 2011, respectively. Total revenue for the 5 Sisters hotels for the six months ended June 30, 2011 and 2012 was $16.8 million and $18.4 million, respectively.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership (the 5 Sisters were not owned by us during the six months ended June 30, 2011, but are included below for comparative purposes):

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Occupancy	81.1%	76.9%
ADR	$130.24	$125.62
RevPar	$105.68	$96.63

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2.0 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. As a percentage of total revenue, other operating revenue was 4.1% and 2.8% for the six months ended June 30, 2012 and 2011, respectively. Other operating revenue for the 5 Sisters was $1.1 million for the six months ended June 30, 2012.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $0.7 million and $0.0 million for the six months ended June 30, 2012 and 2011, respectively.

Hotel Operating Expenses

Hotel operating expenses increased $10.6 million to $26.8 million for the six months ended June 30, 2012 compared to $16.2 million for the six months ended June 30, 2011 due to the increased number of hotels owned in the 2012 period. As a percentage of total revenue, hotel operating expenses were 55% for 2012 and 59% for 2011, which decrease is expected as ADR grows year over year and because the 5 Sisters operate at a higher gross profit margin than the other 13 hotels (49.0% gross operating profit margin for the 5 Sisters compared to 42.1% for the other 13 hotels for the six months ended June 30, 2012). Room expenses, which are the most significant component of hotel operating expenses, increased $4.1 million from $6.2 million in 2011 to $10.3 million in 2012 or 21.2% and 22.7% of total revenue for the six months ended June 30, 2012 and 2011, respectively. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $6.6 million from $10.0 million in 2011 to $16.6 million in 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million from $5.2 million for the six months ended June 30, 2011 to $7.5 million for the six months ended June 30, 2012. The increase is due to the increased number of hotels during the 2012 period, offset by depreciation in 2011 due to the disposition and replacement of furniture and fixtures at 5 hotels where major renovations were completed in 2011. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally six to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Personal Property Taxes and Insurance

Total property tax and insurance expenses increased $1.2 million from $2.1 million for the six months ended June 30, 2011 to $3.3 million for the six months ended June 30, 2012. The increase is due primarily to the increased number of hotels owned during the 2012 period, which account for $1.1 million of the year over year increase.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $1.0 and $0.8 million for the six months ended June 30, 2012 and 2011, respectively) increased $0.6 million to $2.7 million in 2012 from $2.1 million in 2011. Key increases were related to corporate employee compensation and professional fees.

Hotel Property Acquisition Costs

Hotel property acquisition costs decreased $1.4 million from $1.5 million for the six months ended June 30, 2011 to $0.1 million for the six months ended June 30, 2012. Expenses during the 2011 period related to our investment in the JV and the JV’s acquisition of 64 hotels described in Note 7, Investment in Unconsolidated Entities, in the notes to our financial statements above. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $0.7 million and $0.0 million for the quarters ended June 30, 2012 and 2011, respectively.

Interest and Other Income

Interest income on cash and cash equivalents decreased $11 thousand from $12 thousand for the six months ended June 30, 2011 to $1 thousand for the six months ended June 30, 2012. This decrease was due to the decrease in cash and cash equivalents of $6.5 million from $15.0 million at June 30, 2011 at which time we had not fully invested the cash from our common share offering in February 2011, to $8.5 million at June 30, 2012,.

Interest Expense

Interest expense increased $6.3 million from $1.4 million for the six months ended June 30, 2011 to $7.7 million for the six months ended June 30, 2012 due to interest cost of $4.5 million on six new loans acquired or assumed in the third quarter of 2011, interest of $1.5 million on our senior secured revolving credit facility with weighted average borrowings of $62.9 million at an average 5.38%, unused commitment fees of 50 basis points on the unused portion of our credit facility and amortization of deferred financing fees of $0.3 million for the six months ended June 30, 2012 relating to the eight total mortgage loans and the credit facility.

Earnings from Unconsolidated Real Estate Entities

Earnings from unconsolidated real estate entities increased $0.1 million from $0.0 million for the six months ended June 30, 2011 to $0.1 million for the six months ended June 30, 2012. We received $4.4 million in distributions related the hotels sold by the JV. We did not own an interest in the JV at June 30, 2011.

Income Tax Expense

Income tax expense increased $86 thousand from $14 thousand for the six months ended June 30, 2011 to $100 thousand for the six months ended June 30, 2012. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net income (loss) applicable to Common Shareholders

There was a net loss applicable to common shareholders of $0.6 million, or ($0.04) per diluted share, for the six months ended June 30, 2012, compared to a net loss of $2.0 million, or ($0.15) per diluted share, for the six months ended June 30, 2011. This decrease in loss was due to the factors discussed above.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and other charges and $42 thousand related to acquisition costs within the unconsolidated real estate entities. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and six months ended June 30, 2012 and 2011 (in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Funds From Operations (“FFO”):
Net income (loss) attributable to common shareholders	$1,157	$(1,936)	$(574)	$(1,955)
Gain on the sale of assets within the unconsolidated real estate entity	(670)	—	(670)	—
Depreciation	4,104	3,791	7,424	5,223
Adjustments for unconsolidated real estate entity items	1,266	—	2,525	—

FFO attributable to common shareholders	5,857	1,855	8,705	3,268
Hotel property acquisition costs and other charges	44	1,398	83	1,483
Adjustments for unconsolidated real estate entity items	42	—	42	—

Adjusted FFO	$5,943	$3,253	$8,830	$4,751

Weighted average number of common shares
Basic	13,810,190	13,757,449	13,802,588	12,784,515
Diluted	13,908,907	13,757,449	13,802,588	12,784,515

We calculate EBITDA for purposes of the credit facility debt covenants as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; and (4) unconsolidated real estate entity items including interest, depreciation and amortization excluding gains or losses from sales of real estate. We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors compare our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, we use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

We further adjust EBITDA for certain additional items, including hotel property acquisition costs and other charges and $42 thousand related to acquisition costs within the unconsolidated real estate entities and amortization of non-cash share-based compensation which we believe are not indicative of the performance of our underlying hotel properties. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss) attributable to common shareholders	$1,157	$(1,936)	$(574)	$(1,955)
Interest expense	3,829	642	7,676	1,415
Income tax expense	133	12	100	14
Gain on the sale of assets within the unconsolidated real estate entity	(670)	—	(670)	—
Depreciation and amortization	4,123	3,804	7,462	5,249
Adjustments for unconsolidated real estate entity items	2,770	—	5,436	—

EBITDA	11,342	2,522	19,430	4,723
Hotel property acquisition costs and other charges	44	1,398	83	1,483
Adjustments for unconsolidated real estate entity items	42	—	42	—
Share based compensation	517	393	967	786

Adjusted EBITDA	$11,945	$4,313	$20,522	$6,992

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

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $8.5 million and $4.7 million, respectively. Additionally, we had $31.5 million available under our $85.0 million senior secured revolving credit facility as of June 30, 2012.

For the six months ended June 30, 2012, net cash flows provided by operations were $6.3 million, as our net loss of $0.6 million was due in significant part to non-cash expenses, including $8.4 million of depreciation and amortization, $1.0 million of share-based compensation expense, $0.1 million impact from loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $2.4 million. Net cash flows provided by investing activities were $17.7 million, primarily related to the receipt of distributions from unconsolidated real estate entities of $19.2 million consisting of $11.7 million of net proceeds from mortgage financing, $3.1 million attributable to cash generated from the operations of the JV and $4.4 million for the sale of assets and reimbursements from required escrows of $2.4 million, offset by additional capital improvements to the eighteen hotels of $3.9 million. Future distributions from unconsolidated real estate entities are contingent upon projected hotel operations and the possible sale of assets. Net cash flows used in financing activities were $20.2 million, comprised primarily of net repayments on our secured credit facility of $14.0 million, principal payment on mortgage debt of $0.9 million, payment of deferred financing and offering costs of $0.4 million and distributions to shareholders of $4.9 million.

For the six months ended June 30, 2011, net cash flows provided by operations were $3.6 million, as our net loss of $1.9 million was due in significant part to non-cash expenses, including $5.9 million of depreciation and amortization and $0.7 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $1.1 million. Net cash flows used in investing activities were $20.2 million, which represents additional capital improvements to the 13 hotels owned at June 30, 2011 of $7.6 million and $12.6 million of funds placed into escrows for future acquisitions and lender or manager required escrows. Net cash flows provided by financing activities were $26.8 million, comprised primarily of proceeds generated from the February 2011 common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, offset by payments on our secured credit facility of $37.8 million, payment of loans of $0.1 million, payment of financing costs associated with our amended line of credit of $0.6 million and distributions to shareholders of $4.1 million.

We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for each of the quarters of 2011 and the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second quarter of 2012 increased to $0.20 per common share and LTIP unit. On July 27, 2012, we paid an aggregate of $2.8 million in second quarter dividends on our common shares and distributions on our LTIP units.

Liquidity and Capital Resources

We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging recovery cycle is appropriate.

At June 30, 2012 and December 31, 2011, we had $53.5 million and $67.5 million, respectively, in borrowings under our $85 million senior secured revolving credit facility. At June 30, 2012, there were ten properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $78.7 million. We also had mortgage debt on individual hotels aggregating $160.6 million and $161.4 million at June 30, 2012 and December 31, 2011, respectively.

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

The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The five mortgage loans we assumed in connection with the acquisition of the 5 Sisters, as well as the loan secured by the New Rochelle Residence Inn, do not contain any financial covenants. We were in compliance with these financial covenants at June 30, 2012. We expect to meet all financial covenants in 2012 based upon our current projections.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.

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

Dividend Policy

Our current policy on common dividends is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends will be determined by our Board of Trustees. On May 7, 2012, our Board of Trustees declared a dividend of $0.20 per common share and LTIP unit. The dividends to our common shareholders and the distributions to our LTIP unit holders were paid on July 27, 2012 to holders of record as of June 29, 2012.

Capital Expenditures

We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we have acquired a hotel property, in certain instances, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain of our loans require that we make available for such purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts in excess of such obligated amounts, if necessary, to comply with any reasonable requirements and otherwise to the extent that we deem such expenditures to be in the best interests of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under the revolving credit facility.

For the three months ended June 30, 2012 and 2011, we invested approximately $1.8 million and $2.5 million, respectively, and for the six months ended June 30, 2012 and 2011, we invested approximately $4.9 million and $7.5 million, respectively, on capital investments in our hotels. We expect to invest an additional $4.4 million on capital improvements in 2012 on our existing hotels.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at June 30, 2012 other than non-recourse debt associated with the JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$122	$19	$79	$24	$—
Revolving credit facility, including interest (1)	58,925	3,100	55,825	—	—
Ground leases	12,597	102	412	422	11,660
Property loans, including interest (1)	206,095	5,793	23,170	159,394	17,738

	$277,739	$9,015	$79,486	$159,840	$29,398

(1)	Does not reflect additional borrowings under the revolving credit facility after June 30, 2012 and interest payments are based on the interest rate in effect as of June 30, 2012. See Note 8, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. We manage the JV and will receive a promote interest if the JV meets certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first annual reporting period beginning after December 15, 2011. The Company adopted this standard and it did not have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, the Company has no items of other comprehensive income in any periods presented.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2012 and December 31, 2011 was $166.4 million and $159.4 million, respectively.

At June 30, 2012, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt		$53,500					$53,500	$53,368
Average interest rate (1)	5.50%	5.50%					5.50%

Fixed rate:
Debt	$925	$1,981	$2,106	$6,783	$134,651	$14,142	$160,588	$166,367
Average interest rate	5.95%	5.95%	5.95%	5.88%	6.00%	5.75%	5.97%

(1)	LIBOR floor rate of 1.25% plus a margin of 4.25% at June 30, 2012. The one-month LIBOR rate was 0.24% at June 30, 2012.

We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.5 million annually. This assumes that the amount outstanding under our floating rate debt remains at $53.5 million, the balance as of June 30, 2012.

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

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. See Note 13 in the Notes to the Consolidated Financial Statements, “Commitments and Contingencies – Litigation”.

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

CHATHAM LODGING TRUST

Dated: August 8, 2012	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)