Form 10-Q
period 2012-09-30
Chatham Lodging Trust
filed 2012-11-08
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2012
Common Shares of Beneficial Interest ($0.01 par value per share)	13,908,907

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Investment in hotel properties, net	$396,666	$402,815
Cash and cash equivalents	5,744	4,680
Restricted cash	2,598	5,299
Investment in unconsolidated real estate entities	15,052	36,003
Hotel receivables (net of allowance for doubtful accounts of $22 and $17, respectively)	1,866	2,057
Deferred costs, net	5,186	6,350
Prepaid expenses and other assets	3,298	1,502

Total assets	$430,410	$458,706

Liabilities and Equity:
Debt	$160,213	$161,440
Revolving credit facility	48,500	67,500
Accounts payable and accrued expenses	7,434	10,184
Distributions payable	2,864	2,464

Total liabilities	219,011	241,588

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2012 and December 31, 2011	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 13,909,822 and 13,908,907 shares issued and outstanding, respectively at September 30, 2012 and 13,820,854 and 13,819,939 shares issued and outstanding, respectively at December 31, 2011	137	137
Additional paid-in capital	240,118	239,173
Accumulated deficit	(30,323)	(23,220)

Total shareholders’ equity	209,932	216,090

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	1,467	1,028

Total equity	211,399	217,118

Total liabilities and equity	$430,410	$458,706

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Room	$25,337	$22,660	$71,778	$49,288
Other operating	1,255	918	3,250	1,679
Cost reimbursements from unconsolidated real estate entities	410	—	1,160	—

Total revenue	27,002	23,578	76,188	50,967

Expenses:
Hotel operating expenses:
Room	5,462	4,653	15,726	10,865
Other operating	8,885	8,185	25,468	18,215

Total hotel operating expenses	14,347	12,838	41,194	29,080
Depreciation and amortization	3,399	3,399	10,861	8,647
Property taxes and insurance	1,918	1,623	5,174	3,723
General and administrative	1,676	1,427	5,400	4,280
Hotel property acquisition costs	24	2,104	108	3,587
Reimbursed costs from unconsolidated real estate entities	410	—	1,160	—

Total operating expenses	21,774	21,391	63,897	49,317

Operating income	5,228	2,187	12,291	1,650
Interest and other income	53	6	54	18
Interest expense, including amortization of deferred fees	(3,627)	(3,087)	(11,303)	(4,503)
Loss from unconsolidated real estate entities	(195)	—	(57)	—

Income (loss) before income tax expense	1,459	(894)	985	(2,835)
Income tax benefit (expense)	39	(61)	(61)	(75)

Net income (loss)	$1,498	$(955)	$924	$(2,910)

Loss per Common Share - Basic:
Net income (loss) attributable to common shareholders (Note 11)	$0.10	$(0.07)	$0.05	$(0.22)

Loss per Common Share - Diluted:
Net income (loss) attributable to common shareholders (Note 11)	$0.10	$(0.07)	$0.05	$(0.22)

Weighted average number of common shares outstanding:
Basic	13,819,371	13,766,297	13,808,172	13,115,439
Diluted	13,908,907	13,766,297	13,896,486	13,115,439

Distributions per common share	$0.20	$0.175	$0.575	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

	Common Shares		Additional Paid-In	Accumulated	Total Shareholders’	Noncontrolling Interest in Operating	Total
	Shares	Amount	Capital	Deficit	Equity	Partnership	Equity
Balance, January 1, 2011	9,208,750	$91	$169,089	$(4,441)	$164,739	$425	$165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Repurchase of vested common shares	(915)	—	(15)	—	(15)	—	(15)
Amortization of share based compensation	—	—	366	—	366	587	953
Dividends declared on common shares ($0.525 per share)	—	—	—	(7,255)	(7,255)	—	(7,255)
Distributions declared on LTIP units ($0.525 per unit)	—	—	—	—	—	(135)	(135)
Net loss	—	—	—	(2,910)	(2,910)	—	(2,910)

Balance, September 30, 2011	13,819,939	$137	$239,051	$(14,606)	$224,582	$877	$225,459

Balance, January 1, 2012	13,819,939	$137	$239,173	$(23,220)	$216,090	$1,028	$217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	645	—	645	586	1,231
Dividends declared on common shares ($0.575 per share)	—	—	—	(8,027)	(8,027)	—	(8,027)
Distributions declared on LTIP units ($0.575 per unit)	—	—	—	—	—	(147)	(147)
Net income	—	—	—	924	924	—	924

Balance, September 30, 2012	13,908,907	$137	$240,118	$(30,323)	$209,932	$1,467	$211,399

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$924	$(2,910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,805	8,604
Amortization of deferred franchise fees	56	43
Amortization of deferred fees included in interest expense	1,483	1,113
Share based compensation	1,484	1,178
Loss from unconsolidated real estate entities	57	—
Changes in assets and liabilities:
Hotel receivables	191	(1,109)
Deferred costs	39	(153)
Prepaid expenses and other assets	(1,796)	(1,283)
Accounts payable and accrued expenses	(2,825)	2,878

Net cash provided by operating activities	10,418	8,361

Cash flows from investing activities:
Improvements and additions to hotel properties	(4,534)	(9,639)
Acquisition of hotel properties, net of cash acquired	—	(61,981)
Distributions from unconsolidated entities	20,894	—
Restricted cash	2,701	(3,363)

Net cash provided by (used in) investing activities	19,061	(74,983)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	15,800
Borrowings on revolving credit facility	6,500	89,000
Repayments on revolving credit facility	(25,500)	(95,800)
Payments on debt	(1,227)	(347)
Payment of financing costs	(259)	(1,498)
Payment of offering costs	(155)	(4,153)
Proceeds from issuance of common shares	—	73,600
In-substance repurchase of vested common shares	—	(15)
Distributions-common shares/units	(7,774)	(6,583)

Net cash (used in) provided by financing activities	(28,415)	70,004

Net change in cash and cash equivalents	1,064	3,382
Cash and cash equivalents, beginning of period	4,680	4,768

Cash and cash equivalents, end of period	$5,744	$8,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,745	$2,455
Cash paid for income taxes	$220	$24

Supplemental disclosure of non-cash investing and financing information:

The Company has accrued distributions payable of $2,864. These distributions were paid on October 26, 2012 except for $31 related to accrued but unpaid distributions. See Note 12.

On January 6, 2012, the Company issued 27,592 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2011. Accrued share based compensation of $300 was included in Accounts payable and accrued expenses as of December 31, 2011.

Accrued share based compensation of $253 and capital improvements of $122 are included in Accounts payable and accrued expenses as of September 30, 2012.

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

The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement, as well as the net proceeds of our February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all assets are held by, and all of the Company’s operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of our executive officers hold vested and unvested long-term incentive plan (“LTIP”) units in the Operating Partnership, which are presented as noncontrolling interests on the consolidated balance sheets.

As of September 30, 2012, the Company owned 18 hotels with an aggregate of 2,414 rooms and held a 10.3% minority interest in a joint venture (the “JV”) with Cerberus Capital Management (“Cerberus”), which owns 56 hotels with an aggregate of 7,394 rooms. To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. The Company indirectly owns interest in 51 of the 56 JV hotels through the Operating Partnership, and the Company’s interest in the remaining 5 JV hotels is through one of the TRS holding companies. All of the JV hotels are leased to TRS Lessees in which the Company indirectly owns a 10.3% interest through one of the TRS holding companies. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 16 of the wholly owned hotels and Concord Hospitality Enterprises Company manages two wholly owned hotels. All but one of the JV hotels are managed by IHM. One JV hotel is managed by Dimension Development Company.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011. The Company adopted this standard and it did not have any material effect on the consolidated financial statements.

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

Acquisition of Hotel Properties

No acquisitions were completed during the nine months ended September 30, 2012. The Company incurred acquisition costs of $0.02 million and $0.1 million, respectively, during the three and nine months ended September 30, 2012 and $2.1 million and $3.6 million, respectively, during the three and nine months ended September 30, 2011.

Pro Forma Financial Information

The following condensed pro forma financial information presents the results of operations as if the acquisitions of the hotels acquired in 2011 had taken place on January 1, 2011. The pro forma results have been prepared for comparative purposes only, include results for periods prior to the Company’s ownership and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2011, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Pro forma total revenue	$27,002	$24,987	$76,188	$69,176

Pro forma net income (loss)	$1,498	$(432)	$924	$(3,132)

Pro forma income (loss) per share:
Basic and diluted	$0.11	$(0.03)	$0.07	$(0.23)
Weighted average Common Shares Outstanding
Basic and diluted	13,819,939	13,819,939	13,819,939	13,819,939

5.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $22 thousand and $17 thousand as of September 30, 2012 and December 31, 2011, respectively.

6.	Investment in Hotel Properties

Investment in hotel properties as of September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land and improvements	$59,113	$60,064
Building and improvements	337,130	332,399
Furniture, fixtures and equipment	20,240	17,469
Renovations in progress	978	3,897

	417,461	413,829
Less accumulated depreciation	(20,795)	(11,014)

Investment in hotel properties, net	$396,666	$402,815

At the end of the first quarter, there was a fire at the Company’s White Plains hotel. The hotel was insured and coverage has been accepted by the carrier. No casualty losses are expected as the hotel was insured.

7.	Investment in Unconsolidated Entities

On October 27, 2011, the Company acquired a 10.3% interest in the JV with Cerberus. The JV initially acquired 64 properties for a total purchase price of approximately $1.02 billion, including assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with a weighted average interest rate of 6.71% and maturing in 2017. The Company’s original investment of $37 million in the JV was funded through borrowings under the Company’s secured revolving credit facility. The Company accounts for this investment under the equity method. During the three and nine months ended, September 30, 2012, the Company received cash distributions from the JV of $1.0 million and $4.0 million, respectively, relating to cash flow generated by the JV; and $0.0 million and $11.7 million net proceeds, respectively, from mortgage financing by the JV. The Company received cash distributions from the JV’s sale of 8 hotels to 3rd parties during the three and nine months ended September 30, 2012 of $0.7 million and $5.1 million, respectively.

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

The JV incurred $12.3 million and $36.8 million in depreciation expense and $0.0 million and $0.4 million of acquisition costs during the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2012, the JV realized a net loss of $1.8 million on the sale of three hotels and a net gain of $4.7 million on the sale of 8 hotels, respectively. The following table sets forth the components of net loss, including the Company’s share, related to the JV for the three and nine months ended September 30, 2012 (in thousands):

	For the three months ended	For the nine months ended
	September 30, 2012
Revenue	$71,607	$207,598
Total operating expenses	40,713	120,561

Operating income	$30,894	$87,037

Net loss	$(1,899)	$(556)

Chatham’s 10.3% interest of net loss reported as Loss from unconsolidated real estate entities	$(195)	$(57)

8.	Debt

The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by a first-mortgage lien on the underlying properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

			09/30/12 Property	Balance Outstanding as of
Collateral	Interest Rate	Maturity Date	Carrying Value	September 30, 2012	December 31, 2011
Senior Secured Revolving Credit Facility	5.50%	October 10, 2013	$165,878	$48,500	$67,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	11,299	6,618	6,753
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	12,381	5,144	5,260
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,469	15,523	15,731
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	41,628	32,417	32,417
Residence Inn by Marriott San Diego, CA	5.98%	November 1, 2016	49,732	39,679	39,986
Homewood Suites by Hilton San Antonio, TX	6.03%	October 1, 2016	31,046	18,240	18,380
Doubletree Suites by Hilton Washington, DC	6.03%	October 1, 2016	28,248	19,813	19,960
Residence Inn by Marriott Vienna, VA	6.03%	October 1, 2016	35,007	22,779	22,953

			$395,688	$208,713	$228,940

In May 2011, the Company amended its $85 million senior secured revolving credit facility. The amendment increases the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and decreased the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, including lender approval, the credit facility has an accordion feature that provides the Company with the ability to increase the aggregate principal amount of the facility.

The Company further amended is senior secured revolving credit facility on November 5, 2012. The November 2012 amendment extends the maturity date to November 5, 2015 and includes an option to extend the maturity date by an additional year. Certain other terms have been amended as noted in Note 15, “Subsequent Events” to the financial statements.

The Company expects to meet all financial covenants under the revolving credit facility based on current projections.

At September 30, 2012 and December 31, 2011, the Company had $48.5 million and $67.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. Ten properties in the borrowing base secure borrowings under the credit facility at September 30, 2012. At September 30, 2012, the maximum borrowing availability under the revolving credit facility was $78.7 million.

The Company estimates the fair value of its fixed rate debt using an income approach valuation method by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of September 30, 2012 and December 31, 2011 was $169.2 million and $159.4 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2012 and December 31, 2011 was $48.5 million and $67.5 million, respectively.

As of September 30, 2012, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of September 30, 2012, for the remainder of 2012 and for each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2012 (remaining three months)	$463
2013	50,481
2014	2,106
2015	6,785
2016	134,737
Thereafter	14,141

$208,713

9.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2).

The components of income tax expense (benefit) for the following periods are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Federal	$(23)	49	$67	62
State	(16)	12	(6)	13

Tax expense (benefit)	$(39)	61	$61	75

At December 31, 2011, TRS 1 recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the limited operating history and the cumulative taxable losses incurred by TRS 1 during 2010 and 2011 and projected for 2012. At September 30, 2012, TRS 1 had a valuation allowance of $0.2 million. No valuation allowance has been recorded in connection with TRS 2 for September 30, 2012. Management continues to monitor the need for a valuation allowance on a quarterly basis.

10.	Dividends Declared and Paid

The Company declared common share dividends of $0.20 per share and distributions on LTIP units of $0.20 per unit for the three months ended September 30, 2012. The dividends and distributions were paid on October 26, 2012 to common shareholders and LTIP unit holders of record on September 28, 2012. The Company paid dividends declared for the first and second quarters of 2012 on April 27, 2012 and July 27, 2012, respectively.

11.	Earnings Per Share

The two class method is used to determine earnings per share because unvested restricted shares and unvested long-term incentive plan units are considered to be participating shares. The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,498	$(955)	$924	$(2,910)
Dividends paid on unvested shares	(165)	(9)	(203)	(32)

Net income (loss) attributable to common shareholders	$1,333	$(964)	$721	$(2,942)

Denominator:
Weighted average number of common shares - basic	13,819,371	13,766,297	13,808,172	13,115,439
Effect of dilutive securities:
Unvested shares (1)	89,536	—	88,314	—

Weighted average number of common shares - diluted	13,908,907	13,766,297	13,896,486	13,115,439

Basic Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$0.10	$(0.07)	$0.05	$(0.22)

Diluted Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$0.10	$(0.07)	$0.05	$(0.22)

(1)	Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings (loss) per share, for the periods where a loss has been recorded, because they would have been anti-dulitive for the periods presented.

12.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units. Certain awards may provide for accelerated vesting if there is a change in control. In January 2012 and 2011, the Company issued 27,592 and 12,104 common shares, respectively, to its independent trustees as compensation for services performed in 2011 and 2010. A portion of the Company’s share-based compensation to the Company’s trustees for the year ending December 31, 2012 will be distributed in January 2013 in the form of common shares. The number of shares will be calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 17,830 common shares had this liability classified award been satisfied as of September 30, 2012.

Restricted Share Awards

On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees, (the “Board”), are met and the recipient remains employed by the Company on the vesting date. Included in the 61,376 grant of time-based share awards are 8,184 share grants made to certain senior executives not subject to employment agreements. As of September 30, 2012, there were 69,571 common shares available for issuance under the Equity Incentive Plan.

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

A summary of the Company’s restricted share awards for the nine months ended September 30, 2012 and year ended December 31, 2011 is as follows:

	2012		2011
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at beginning of the period	51,029	$19.04	76,550	$19.04
Granted	114,567	11.28	—	—
Vested	(25,519)	19.31	(25,521)	19.04

Nonvested at end of the period	140,077	$12.70	51,029	$19.04

As of September 30, 2012 and December 31, 2011, there were $1.3 million and $0.7 million, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2012, these costs were expected to be recognized over a weighted–average period of approximately 1.4 years. For the three months ended September 30, 2012 and 2011, the Company recognized approximately $0.3 million and $0.1 million, respectively, and for the nine months ended September 30, 2012 and 2011, the Company recognized approximately $0.7 million and $0.4 million respectively, in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Long-Term Incentive Plan Units

The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP Units for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $0.6 million in compensation expense related to the LTIP Units for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, there was $2.0 million and $2.6 million, respectively, of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 2.6 years, which represents the weighted average remaining vesting period of the LTIP Units. As of September 30, 2012, none of the LTIP Units had reached parity.

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

The following is a schedule of the minimum future obligation payments required under the ground leases as of September 30, 2012, for the remainder of 2012 and for each of the next four calendar years and thereafter (in thousands):

Amount
2012 (remaining three months)	$51
2013	205
2014	207
2015	210
2016	212
Thereafter	11,660

Total	$12,545

Management Agreements

The Company’s hotels are operated under various management agreements that call for base management fees, which generally range from 2-4% of the hotel’s gross room revenue and generally have an incentive fee provision, if certain financial thresholds are met or exceeded, of 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The management agreements have initial terms from 5 to 15 years and generally have renewal options. The agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels, and may be terminated by the manager in the event we undergo a change in control. Management fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $0.7 million and $0.7 million, respectively, for the three months ended September 30, 2012 and 2011 and approximately $2.0 million and $1.4 million, respectively, for the nine months ended September 30, 2012 and 2011.

Franchise Agreements

The Company’s hotels operate under various franchise agreements to operate the hotels under specific brands. Typically, our franchise agreements provide for a royalty fee of 4-5.5% of the hotel’s gross room revenue and a program fee of 2-4% of the hotel’s gross room revenue. The franchise agreements have initial terms of 10-20 years and generally have no renewal options. Franchise fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $2.0 million and $1.8 million, respectively, for the three months ended September 30, 2012 and 2011 and approximately $5.7 million and $3.9 million, respectively, for the nine months ended September 30, 2012 and 2011.

14.	Related Party Transactions

Mr. Fisher owns 90% of IHM. The Company has hotel management agreements with IHM to manage 16 of its hotels in 2012, increased from agreements to manage ten of the Company’s wholly-owned hotels in 2011. Of the 56 hotels owned by the JV, 55 are managed by IHM. Management and accounting fees paid by the Company to IHM for the three months ended September 30, 2012 and 2011 were $0.9 million and $0.5 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $1.9 million and $0.9 million, respectively. At September 30, 2012 and December 31, 2011, the amounts due to IHM were $0.4 and $0.3 million, respectively.

Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the JV. These costs relate primarily to payroll costs at the JV where the Company is the employer. As the Company record costs reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from our joint venture are recorded based upon the occurrence of a reimbursed activity.

15.	Subsequent Events

On November 5, 2012, the Company completed an amendment to its senior secured revolving credit facility. The amendment extends the maturity date to November 5, 2015 and includes an option to extend the maturity date by an additional year. Other key terms amended were as follows:

	Original Terms	Amended Terms
Facility amount	$85 million	$95 million
Accordion feature	Additional $25 million	Additional $20 million
LIBOR floor	1.25%	None
Interest rate applicable margin	325-425 basis points, based on leverage ratio	200-300 basis points, based on leverage ratio
Unused fee	50 basis points	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.75-2.0x	1.5x

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Future growth through acquisitions will be funded by issuances of both common and preferred shares, draw-downs under our available credit facility, the incurrence or assumption of individually secured hotel debt or, potentially, proceeds from dispositions of assets or distributions from the JV.

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

Results of Operations

Industry outlook

We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends and corporate profits. We expect a continuing improvement in the performance of the hotel industry. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, industry RevPAR in 2011 was up 8.3% and was up 6.9% year to date through September 30, 2012. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 4-7% in 2012 based on sustained economic growth, lack of new supply and increased business travel spending. Of the 4-7% projected growth, most expect ADR growth to comprise approximately two-thirds of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 6-8% in 2012 with ADR comprising approximately half of our RevPAR growth. Industry analysts and other public lodging companies have begun to refine their RevPar projections for 2013. All expect RevPar to continue to grow in 2013, albeit at levels less than what the industry experienced in 2011 and 2012. We expect ADR increases to comprise a majority of the RevPar increases for the remainder of 2012 and to continue to do so in 2013.

Comparison of the Three Months Ended September 30, 2012 (“2012”) to the Three Months Ended September 30, 2011 (“2011”)

Results of operations for the three months ended September 30, 2012 include the operating activities of our 18 wholly-owned hotels and our investment in the JV. We owned 18 hotels at September 30, 2011, but not for all of the three months ended as five hotels (the “5 Sisters”) we acquired from Innkeepers USA Trust (“Innkeepers”) were acquired on July 14, 2011. Accordingly, the comparisons below are influenced by the fact that the 18 hotel portfolio was not owned for all of the third quarter of 2011.

As reported by Smith Travel Research, industry RevPAR for the three months ended September 30, 2012 and 2011 was up 5.1% and up 7.9%, for the comparative 3 months in the prior year, respectively. RevPAR at our hotels was up 5.8% and 5.4% in the 2012 and 2011 periods. Approximately two-thirds of our RevPAR growth in the 2012 third quarter was attributable to occupancy.

Revenues

Total revenue was $27.0 million for the quarter ended September 30, 2012 compared to total revenue of $23.6 million for the 2011 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $25.3 and $22.6 million for the quarters ended September 30, 2012 an 2011, respectively. ADR at our hotels was up 3.6% as well as increased occupancy of 2.2% for the quarter.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership:

	For the three months ended	For the three months ended
	September 30, 2012	September 30, 2011
Occupancy	86.2%	84.4%
ADR	$132.29	$127.72
RevPar	$114.09	$107.83

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1.3 and $0.9 million for the quarters ended September 30, 2012 and 2011, respectively. As a percentage of total revenue, other operating revenue was 4.6% and 3.9% for the quarters ended September 30, 2012 and 2011.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, was $0.4 million and $0.0 million for the quarters ended September 30, 2012 and 2011, respectively.

Hotel Operating Expenses

Hotel operating expenses increased $1.5 million to $14.3 million for the three months ended September 30, 2012 compared to $12.8 million for the three months ended September 30, 2011. As a percentage of total revenue, hotel operating expenses were 53% for 2012 and 54% for 2011, which decrease is expected as ADR grows year over year. Room expenses, which are the most significant component of hotel operating expenses, increased $0.9 million from $4.6 million in 2011 to $5.5 million in 2012 or 19.7% and 20.2% of total revenue for the three months ended September 30, 2011 and 2012, respectively. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $0.7 million from $8.2 million in 2011 to $8.9 million in 2012.

Depreciation and Amortization

Depreciation and amortization expense remained unchanged at $3.4 million for the three months ended September 30, 2011 and September 30, 2012. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight line basis over the term of the respective franchise agreement.

Personal Property Taxes and Insurance

Total property tax and insurance expenses increased $0.3 million from $1.6 million for the three months ended September 30, 2011 to $1.9 million for the three months ended September 30, 2012. The increase is due to increased tax assessments in 2012 at the Bloomington, Brentwood and Tyson’s Corner Hotels.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $0.5 and $0.4 million for the three months ended September 30, 2012 and 2011, respectively) increased $0.2 million to $1.2 million in 2012 from $1.0 million in 2011.

Hotel Property Acquisition Costs

Hotel property acquisition costs decreased $2.08 million from $2.1 million for the three months ended September 30, 2011 to $0.02 million for the three months ended September 30, 2012. Expenses during the 2011 period related to our acquisition of the 5 Sisters from Innkeepers during the 2011 third quarter as well as acquisition costs related to our investment in the JV and the JV’s initial acquisition of 64 hotels described in Note 7, Investment in Unconsolidated Entities, in the notes to our financial statements above. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $0.4 million and $0.0 million for the quarters ended September 30, 2012 and 2011, respectively.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $47 thousand from $6 thousand for the three months ended September 30, 2011 to $53 thousand for the three months ended September 30, 2012. This increase was due to miscellaneous income associated with our San Antonio and Washington, D.C. hotels.

Interest Expense

Interest expense increased $0.5 million from $3.1 million for the three months ended September 30, 2011 to $3.6 million for the three months ended September 30, 2012 due to interest cost of $0.3 million on the six new loans acquired or assumed in the third quarter of 2011, as well as incremental interest costs of $0.2 million on our senior secured revolving credit facility attributable to a higher interest rate on our credit facility borrowings as a result of our higher leverage ratio and average borrowings of $50.8 million at 5.5% in 2012 compared to weighted average borrowings of $44.0 million at 4.5% in 2011 and unused commitment fees of 50 basis points on the unused portion of our credit facility.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities increased $0.2 million from $0.0 million for the three months ended September 30, 2011 to $0.2 million for the three months ended September 30, 2012. We did not own an interest in the JV at September 30, 2011.

Income Tax Benefit (Expense)

Income tax benefit (expense) increased $100 thousand from $61 thousand expense for the three months ended September 30, 2011 to $39 thousand benefit for the three months ended September 30, 2012 due to 2011 tax refunds recognized after completing our final 2011 tax returns. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net income (loss)

Net income was $1.5 million for the three months ended September 30, 2012, compared to a net loss of $1.0 million for the three months ended September 30, 2011. This increase was due to the factors discussed above.

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

Comparison of the Nine Months Ended September 30, 2012 (“2012”) to the Nine Months Ended September 30, 2011 (“2011”)

Results of operations for the nine months ended September 30, 2012 include the operating activities of our 18 wholly-owned hotels and our investment in the JV at September 30, 2012. The 5 Sister Hotels were purchased on July 14, 2011. Additionally, the primary driver of the increase in room revenue is through the growth in RevPar year over year.

As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2012 and 2011 was up 6.9% and up 8.3%, from the comparative 9 months in the prior year, respectively. RevPAR at our hotels was up 8.1% and 1.9% in the 2012 and 2011 periods. In addition, 5 of our 13 hotels were undergoing significant renovations in 2011. Approximately two-thirds of our RevPAR growth in 2012 was attributable to occupancy.

Revenues

Total revenue was $76.2 million for the nine months ended September 30, 2012 compared to total revenue of $51.0 million for the 2011 period due to the increased number of hotels owned in the 2012 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $71.8 million and $49.3 million for the nine months ended September 30, 2012 an 2011, respectively. Total revenue for the 5 Sisters hotels for the nine months ended September 30, 2012 and 2011 was $28.5 million and $7.5 million, respectively.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership (the 5 Sisters were not owned by us until July 14, 2011, but are included below for comparative purposes):

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011
Occupancy	82.9%	79.4%
ADR	$130.96	$126.37
RevPar	$108.50	$100.40

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $3.3 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. As a percentage of total revenue, other operating revenue was 4.3% and 3.3% for the nine months ended September 30, 2012 and 2011, respectively. Other operating revenue for the 5 Sisters was $1.9 million for the nine months ended September 30, 2012.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $1.2 million and $0.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Hotel Operating Expenses

Hotel operating expenses increased $12.1 million to $41.2 million for the nine months ended September 30, 2012 compared to $29.1 million for the nine months ended September 30, 2011 due to the increased number of hotels owned in the 2012 period. As a percentage of total revenue, hotel operating expenses were 54% for 2012 and 57% for 2011, which decrease is expected as ADR grows year over year and because the 5 Sisters operate at a higher gross profit margin than the other 13 hotels (48.6% gross operating profit margin for the 5 Sisters compared to 43.2% for the other 13 hotels for the nine months ended September 30, 2012). Room expenses, which are the most significant component of hotel operating expenses, increased $4.8 million to $15.7 million in 2012 from $10.9 million in 2011 or 20.6% and 21.3% of total revenue for the nine months ended September 30, 2012 and 2011, respectively. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $7.3 million to $25.5 million in 2012 from $18.2 million in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million from $8.6 million for the nine months ended September 30, 2011 to $10.9 million for the nine months ended September 30, 2012. The increase is due to the increased number of hotels during the 2012 period, offset by depreciation in 2011 due to the disposition and replacement of furniture and fixtures at 6 hotels where major renovations were completed in 2011. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreement.

Personal Property Taxes and Insurance

Total property tax and insurance expenses increased $1.5 million from $3.7 million for the nine months ended September 30, 2011 to $5.2 million for the nine months ended September 30, 2012. The increase is due primarily to the increased number of hotels owned during the 2012 period, which account for $1.2 million of the year over year increase.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $1.5 and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively) increased $0.9 million to $3.9 million in 2012 from $3.0 million in 2011. Key increases were related to corporate employee compensation and professional fees.

Hotel Property Acquisition Costs

Hotel property acquisition costs decreased $3.5 million from $3.6 million for the nine months ended September 30, 2011 to $0.1 million for the nine months ended September 30, 2012. Expenses during the 2011 period related to our acquisition of the 5 Sisters during the 2011 third quarter as well as acquisition costs related to our investment in the JV and the JV’s acquisition of 64 hotels described in Note 7, Investment in Unconsolidated Entities, in the notes to our financial statements above. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $1.2 million and $0.0 million for the quarters ended September 30, 2012 and 2011, respectively.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $36 thousand from $18 thousand for the nine months ended September 30, 2011 to $54 thousand for the nine months ended September 30, 2012. This increase was due to miscellaneous income associated with our San Antonio and Washington D.C. hotels.

Interest Expense

Interest expense increased $6.8 million from $4.5 million for the nine months ended September 30, 2011 to $11.3 million for the nine months ended September 30, 2012 due to interest cost of $4.8 million on six new loans acquired or assumed in the third quarter of 2011, interest of $1.6 million on our senior secured revolving credit facility with weighted average borrowings of $58.9 million at an average interest rate of 5.38% in 2012 compared to weighted average borrowings of $20.4 million at an average interest rate of 4.5%, unused commitment fees of 50 basis points on the unused portion of our credit facility and amortization of deferred financing fees of $0.4 million for the nine months ended September 30, 2012 relating to the eight total mortgage loans and the credit facility.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities increased $0.1 million from $0.0 million for the nine months ended September 30, 2011 to $0.1 million for the nine months ended September 30, 2012. We did not own an interest in the JV at September 30, 2011.

Income Tax Benefit (Expense)

Income tax benefit (expense) decreased $14 thousand from $75 thousand expense for the nine months ended September 30, 2011 to $61 thousand expense for the nine months ended September 30, 2012. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net income (loss)

Net income was $0.9 million for the nine months ended September 30, 2012, compared to a net loss of $2.9 million for the nine months ended September 30, 2011. This decrease in loss was due to the factors discussed above.

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

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment write-downs, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures following the same approach. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations, and that by excluding the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs that report FFO using the NAREIT definition.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Funds From Operations (“FFO”):
Net income (loss)	$1,498	$(955)	$924	$(2,910)
Loss (gain) on the sale of assets within the unconsolidated real estate entity	188	—	(482)	—
Depreciation	3,380	3,381	10,805	8,604
Adjustments for unconsolidated real estate entity items	1,262	—	3,787	—

FFO	6,328	2,426	15,034	5,694
Hotel property acquisition costs and other charges	24	2,104	108	3,587
Adjustments for unconsolidated real estate entity items	—	—	42	—

Adjusted FFO	$6,352	$4,530	$15,184	$9,281

Weighted average number of common shares
Basic	13,819,371	13,766,297	13,808,172	13,115,439
Diluted	13,908,907	13,766,297	13,896,486	13,115,439

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

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings Before Interest, Taxes,
Depreciation and Amortization (“EBITDA”):
Net income (loss)	$1,498	$(955)	$924	$(2,910)
Interest expense	3,627	3,087	11,303	4,503
Income tax expense (benefit)	(39)	61	61	75
Loss (gain) on the sale of assets within the unconsolidated real estate entity	188	—	(482)	—
Depreciation and amortization	3,399	3,399	10,861	8,647
Adjustments for unconsolidated real estate entity items	2,800	—	8,236	—

EBITDA	11,473	5,592	30,903	10,315
Hotel property acquisition costs and other charges	24	2,104	108	3,587
Adjustments for unconsolidated real estate entity items	—	—	42	—
Share based compensation	518	393	1,485	1,178

Adjusted EBITDA	$12,015	$8,089	$32,538	$15,080

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

As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $5.7 million and $4.7 million, respectively. Additionally, we had $36.5 million available under our $85.0 million senior secured revolving credit facility as of September 30, 2012. We were able to repay $5.0 million of this net indebtedness during the third quarter of 2012 due to cash flow generated from operations of our wholly-owned portfolio as well as distributions of cash flow from the JV.

For the nine months ended September 30, 2012, net cash flows provided by operations were $10.4 million, as our net income of $0.9 million was due in significant part to non-cash expenses, including $12.3 million of depreciation and amortization, $1.5 million of share-based compensation expense, $0.1 million impact from loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $4.4 million. Net cash flows provided by investing activities were $19.1 million, primarily related to the receipt of distributions from unconsolidated real estate entities of $20.9 million consisting of $11.7 million of net proceeds from mortgage financing, $4.1 million attributable to cash generated from the operations of the JV and $5.1 million for the sale of assets and reimbursements from required escrows of $2.7 million, offset by additional capital improvements to the eighteen hotels of $4.5 million. Future distributions from unconsolidated real estate entities are contingent upon projected hotel operations and the potential sale of assets. Net cash flows used in financing activities were $28.4 million, comprised primarily of net repayments on our secured credit facility of $19.0 million, principal payment on mortgage debt of $1.2 million, payment of deferred financing and offering costs of $0.4 million and distributions to shareholders of $7.8 million.

For the nine months ended September 30, 2011, net cash flows provided by operations were $8.4 million, as our net loss of $2.9 million was due in significant part to non-cash expenses, including $9.8 million of depreciation and amortization and $1.2 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $0.3 million. Net cash flows used in investing activities were $75.0 million, primarily related to the acquisition of the 5 Sisters of $62.0, additional capital improvements to the eighteen hotels of $9.6 million and $3.4 million of funds placed into escrows for future acquisitions and lender or manager required escrows. Net cash flows provided by financing activities were $70.0 million, comprised primarily of proceeds generated from the February 2011 common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, proceeds from the issuance of a mortgage loan on our New Rochelle hotel of $15.8 million, offset by net repayments on our secured credit facility of $6.8 million, principal payment on mortgage debt of $0.3 million, payment of financing costs associated with our amended secured revolving credit facility and the six new loans acquired or assumed of $1.5 million and distributions to shareholders of $6.6 million.

We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for each of the quarters of 2011 and the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second and third quarters of 2012 increased to $0.20 per common share and LTIP unit. On October 26, 2012, we paid an aggregate of $2.8 million in third quarter dividends on our common shares and distributions on our LTIP units.

Liquidity and Capital Resources

We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging recovery cycle is appropriate. We will continue to pay down borrowings on our secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.

At September 30, 2012 and December 31, 2011, we had $48.5 million and $67.5 million, respectively, in borrowings under our $85 million senior secured revolving credit facility. At September 30, 2012, there were ten properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $78.7 million. We also had mortgage debt on individual hotels aggregating $160.2 million and $161.4 million at September 30, 2012 and December 31, 2011, respectively.

We amended our $85 million senior secured revolving credit facility in May 2011. The amendment provides for an increase in the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013; and a decrease in the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility still has an accordion feature that provides the Company with the ability to increase the facility to $110 million. We further amended the $85 million senior secured revolving credit facility in November 2012.

The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The five mortgage loans we assumed in connection with the acquisition of the 5 Sisters, as well as the loan secured by the New Rochelle Residence Inn, do not contain any financial covenants. We were in compliance with these financial covenants at September 30, 2012. We expect to meet all financial covenants in 2012 based upon our current projections.

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

Dividend Policy

Our current common dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. On September 10, 2012, our Board of Trustees declared a dividend of $0.20 per common share and LTIP unit. The dividends to our common shareholders and the distributions to our LTIP unit holders were paid on October 26, 2012 to holders of record as of September 28, 2012.

Capital Expenditures

We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain of our loans require that we escrow for property improvement purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts necessary to comply with any reasonable loan or franchisor requirements and otherwise to the extent that such expenditures are in the best interest of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under the revolving credit facility.

For the three months ended September 30, 2012 and 2011, we invested approximately $1.6 million and $2.3 million, respectively, and for the nine months ended September 30, 2012 and 2011, we invested approximately $6.5 million and $9.8 million, respectively, on capital investments in our hotels. We expect to invest an additional $2.8 million on capital improvements in 2012 on our existing hotels.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at September 30, 2012 other than non-recourse debt associated with the JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$113	$10	$79	$24	$—
Revolving credit facility, including interest (1)	51,350	713	50,638	—	—
Ground leases	12,546	51	412	422	11,660
Property loans, including interest (1)	201,026	724	23,170	159,394	17,738

	$265,035	$1,498	$74,299	$159,840	$29,398

(1)	Does not reflect additional borrowings under the revolving credit facility after September 30, 2012 and interest payments are based on the interest rate in effect as of September 30, 2012. See Note 8, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of its business, including contributions to fund costs and expenses related to capital expenditures. We manage the JV and will receive a promote interest if the JV meets certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first annual reporting period beginning after December 15, 2011. The Company adopted this standard and it did not have any material effect on the consolidated financial statements.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2012 and December 31, 2011 was $169.2 million and $159.4 million, respectively.

At September 30, 2012, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt		$48,500					$48,500	$48,526
Average interest rate (1)	5.50%	5.50%					5.50%

Fixed rate:
Debt	$463	$1,981	$2,106	$6,785	$134,737	$14,141	$160,213	$169,207
Average interest rate	5.95%	5.95%	5.95%	5.88%	6.00%	5.75%	5.97%

(1)	LIBOR floor rate of 1.25% plus a margin of 4.25% at September 30, 2012. The one-month LIBOR rate was 0.22% at September 30, 2012.

We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.5 million annually. This assumes that the amount outstanding under our floating rate debt remains at $48.5 million, the balance as of September 30, 2012.

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

CHATHAM LODGING TRUST

Dated: November 7, 2012	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)