Form 10-K
period 2012-12-31
Chatham Lodging Trust
filed 2013-03-15
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34693

Chatham Lodging Trust

(Exact name of registrant as specified in its charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

50 Cocoanut Row, Suite 211 Palm Beach, Florida	33480 (Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the 13,908,907 common shares of beneficial interest held by non-affiliates of the registrant was $198,619,191.96 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 29, 2012.

The number of common shares of beneficial interest outstanding as of March 06, 2013 was 17,582,680.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before May 17, 2013) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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

The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”), at the public offering price of $20.00 per share, for proceeds of $10.0 million. On February 8, 2011, the Company completed a follow-on common share offering of 4,000,000 shares, generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million. On January 14, 2013, the Company completed a follow-on common share offering of 3,500,000 shares, generating gross proceeds of approximately $51.5 million and net proceeds of approximately $49.1 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million.

The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement, as well as the net proceeds of our February 2011 offering and January 2013 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all assets are held by, and all of the Company’s operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of our executive officers hold vested and unvested long-term incentive plan (“LTIP”) units in the Operating Partnership, which are presented as noncontrolling interests on the consolidated balance sheets.

As of December 31, 2012, the Company owned 19 hotels with an aggregate of 2,536 rooms and held a 10.3% minority interest in a joint venture (the “JV”) with Cerberus Capital Management (“Cerberus”) which owns 55 hotels with an aggregate of 7,282 rooms. To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company’s wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. The Company indirectly owns its interest in 51 of the 55 JV hotels through the Operating Partnership, and the Company’s interest in the remaining 4 JV hotels is held through one of the TRS holding companies. All of the JV hotels are leased to TRS Lessees in which the Company indirectly owns a 10.3% interest through one of the TRS holding companies. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, managed 17 of the Company’s wholly owned hotels at December 31, 2012 and Concord Hospitality Enterprises Company manages two of the Company’s wholly owned hotels. All but one of the JV hotels were managed by IHM at December 31, 2012. One JV hotel was managed by Dimension Development Company.

On January 1, 2013, IHM took over management of this hotel from Dimension Development Company. One February 5, 2013, the Company acquired the 197 room Courtyard by Marriott Houston® Medical Center hotel in Houston, TX for $34.8 million. The Company funded the acquisition with borrowings under its secured revolving credit facility. The Houston hotel is managed by IHM.

Our wholly owned hotels includes upscale extended-stay hotels that operate under the Homewood Suites by Hilton® brand (eight hotels) and Residence Inn by Marriott® brand (six hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (one hotel), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (two hotels), the SpringHill Suites by Marriott® brand (one hotel) and the Doubletree Suites by Hilton® brand (one hotel), which franchise agreement was terminated on January 31, 2013, is expected to be rebranded to a Residence Inn by Marriott® in May 2013.

As of December 31, 2012, we primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton® or Residence Inn by Marriott®. Upscale extended-stay hotels typically have the following characteristics:

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

The following sets forth certain information with respect to our 19 wholly-owned hotels at December 31, 2012:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance
					(Unaudited)		(Unaudited)
Homewood Suites by Hilton Boston- Billerica/ Bedford/ Burlington	Billerica, Massachusetts	Island Hospitality	April 23, 2010	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Island Hospitality	April 23, 2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville- Brentwood	Brentwood, Tennessee	Island Hospitality	April 23, 2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas- Market Center	Dallas, Texas	Island Hospitality	April 23, 2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford- Farmington	Farmington, Connecticut	Island Hospitality	April 23, 2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando- Maitland	Maitland, Florida	Island Hospitality	April 23, 2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	November 3, 2010	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston- Medical Center	Houston, Texas	Island Hospitality	July 2, 2010	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	August 24, 2010	2001	105	$11.3 million	$107,619	$ 6.6 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	August 24, 2010	2000	86	$12.0 million	$139,535	$ 5.1 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	August 3, 2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	September 23, 2010	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	October 5, 2010	2000	124	$21.0 million	$169,355	$15.4 million
Residence Inn Garden Grove	Garden Grove, CA	Island Hospitality	July 14, 2011	2003	200	$43.6 million	$218,000	$32.4 million
Residence Inn Mission Valley	San Diego, CA	Island Hospitality	July 14, 2011	2003	192	$52.5 million	$273,438	$39.6 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, TX	Island Hospitality	July 14, 2011	1996	146	$32.5 million	$222,603	$18.2 million
Doubletree Suites by Hilton Washington DC (1)	Washington, DC	Island Hospitality	July 14, 2011	1974	105	$29.4 million	$280,000	$ 19.7 million
Residence Inn Tysons Corner	Vienna, VA	Island Hospitality	July 14, 2011	2001	121	$37.0 million	$305,785	$ 22.7 million
Hampton Inn Portland Downtown	Portland, ME	Island Hospitality	December 27, 2012	2011	122	$28.0 million	$229,508	—
Total Average					2,536	$431.8 million	$170,268	$159.7 million

(1)	The Doubletree franchise agreement was terminated on January 31, 2013 and is expected to be rebranded as a Residence Inn by Marriott in May 2013.

Financial Information About Industry Segments

We evaluate all of our hotels as a single industry segment because all of our hotels have similar economic characteristics and provide similar services to similar types of customers. Accordingly, we do not report segment information.

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

•

Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize both independent management companies, including IHM, a hotel management company 90% owned by Mr. Fisher that currently manages 17 of our hotels and all but one of the hotels owned by the JV. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•

Selective investment in hotel debt: We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging cycle recovery is prudent to take advantage of the opportunity to buy hotels in the near term. At December 31, 2012, our leverage ratio was 51 percent. Over time, we intend to finance our growth with issuances of common and preferred shares and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

When purchasing hotel properties, we may issue limited partnership interests in our operating partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares.

Competition

We face competition for investments in hotel properties from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in hotel investments. Some of these entities have substantially greater financial and operational resources than we have. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us and increase the cost of acquiring our targeted hotel properties.

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

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA took effect. The new guidelines have caused some of our hotel properties to incur costs to become fully compliant.

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

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest, such surveys are limited in scope and there can be no assurance that there are no hazardous or toxic substances on such property that we would purchase. We cannot assure you that:

•	There are not existing environmental liabilities related to our properties of which we are not aware

•	future laws, ordinances or regulations will not impose material environmental liability; or

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

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our TRS Lessees will be fully subject to federal, state and local corporate income tax. Moreover, our TRS holding company that indirectly owns our interest in four of the JV hotels will be subject to federal, state and local corporate income tax on its allocable share of all of the income from those hotels.

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

Upon acquisition, we assumed the existing hotel management agreements in place at six of our hotels — the Boston-Billerica Homewood Suites, Minneapolis-Bloomington Homewood Suites, Nashville-Brentwood Homewood Suites, Dallas Homewood Suites, Hartford-Farmington Homewood Suites and Orlando-Maitland Homewood Suites — all of which were managed by Promus Hotels, Inc., a subsidiary of Hilton Hotels Worldwide (“Hilton”). Each of these management agreements was terminated and new management agreements were entered into with IHM, which is 90% owned by Mr. Fisher.

All of our remaining hotels are managed by IHM, which is 90% owned by Mr. Fisher. Our management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at our option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues for the Hampton Inn & Suites Houston, TX, Residence Inn Holtsville, NY, Residence Inn White Plains, NY, Residence Inn New Rochelle, NY, Homewood Suites Carlsbad, CA and Hampton Inn Portland, ME; 2.5% of the managed hotel’s gross revenues for the Residence Inn Garden Grove, CA, Residence Inn San Diego, CA, Homewood Suites San Antonio, TX, Washington Guest Suites (which is expected to be re-branded as a Residence Inn in May 2013) in Washington, DC and Residence Inn Tysons Corner, VA and 2% for the six hotels previously managed by Hilton. Our management agreements with IHM provide for accounting fees of $1,000 per month per hotel, revenue management fees up to $550 per month and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Hotel Franchise Agreements

One of the Company’s TRS Lessees has entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, for our eight Homewood Suites by Hilton® hotels. Each of the hotel franchise agreements has an initial term ranging from 15-18 years. These Hilton hotel franchise agreements provide for a franchise royalty fee up to 6% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.

One of the Company’s TRS Lessees has entered into franchise agreements with Marriott International, Inc., (“Marriott”), relating to our Residence Inn properties in Holtsville, New York, New Rochelle, New York, White Plains, New York, Garden Grove, CA, San Diego, CA and Vienna, VA, our Courtyard property in Altoona, Pennsylvania and Houston, TX and our SpringHill Suites property in Washington, Pennsylvania. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2031. None of the agreements has a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 3.0% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, our TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.

One of the Company’s TRS Lessees has entered into franchise agreements with Hampton Inns Franchise LLC (“Hampton Inns”), relating to the Hampton Inn & Suites® Houston-Medical Center and Hampton Inn® Portland Downtown. The franchise agreement for the Houston hotel has an initial term of approximately 10 years and expires on July 31, 2020. The franchise agreement for the Portland hotel has an initial term of approximately 20 years and expires on February 29, 2032. Each of the Hampton Inns franchise agreements provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fees ranging from 5% to 6% of the hotel’s gross rooms revenue. Neither of the agreements has a renewal option. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.

The franchise agreement with Doubletree Franchise LLC, relating to the Doubletree Guest Suites by Hilton in Washington, DC was terminated with no penalty on January 31, 2013 in connection with the re-branding of the hotel to a Residence Inn by Marriott, which is expected to be completed in May 2013. The Company expects to incur $4.4 million to re-brand the hotel to a Residence Inn by Marriott. The term of the new agreement has initial term of 20 years. The agreement does not have a renewal option. The Marriott franchise agreement provides for franchise fee of 5.5% of the hotel’s gross room sales and marketing fees ranging of 2.5% of the hotel’s gross room sales.

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

The following is a schedule of the minimum future obligation payments required under the ground, air rights and garage leases for the next five years and thereafter as of December 31, 2012 (in thousands):

Amount
2013	$205
2014	207
2015	210
2016	212
2017	214
Thereafter	11,445

Total	$12,493

Employees

As of March 7, 2013, we had 25 employees, 19 of which are shared with or allocated to the JV. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees is represented by a collective bargaining agreement.

Available Information

Our Internet website is www.chathamlodgingtrust.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3,4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, our website includes corporate governance information, including the charters for committees of the Board of Trustees, our Corporate Governance Guidelines, Conflict of Interest Policy and our Code of Business Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Chatham Lodging Trust, 50 Cocoanut Row, Suite 211, Palm Beach, FL 33480. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

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

In order for us to qualify as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. The TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Jeffrey H. Fisher, our chief executive officer, controls IHM, a hotel management company that manages 17 of our hotels and all but one of the 55 hotels owned by the JV as of December 31, 2012, and may manage additional hotels that we acquire in the future. See “There are conflicts of interest between us and affiliates owned by our Chief Executive Officer” below.

Our management agreements could adversely affect the sale or financing of hotel properties and, as a result, our operating results and ability to make distributions to our shareholders could suffer.

While we would prefer to enter into flexible management contracts that will provide us with the ability to replace hotel managers on relatively short notice and with limited cost, we may enter into, or acquire properties subject to, management contracts that contain more restrictive covenants. For example, the terms of some management agreements may restrict our ability to sell a property unless the purchaser is not a competitor of the manager and assumes the related management agreement and meets specified other conditions. Also, the terms of a long-term management agreement encumbering our properties may reduce the value of the property. If we enter into or acquire properties subject to any such management agreements, we may be precluded from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense, which could adversely affect our operating results and our ability to make distributions to shareholders. Moreover, the management agreements that we use in connection with hotels managed by IHM were not negotiated on an arm’s-length basis due to Mr. Fisher’s control of IHM and therefore may not contain terms as favorable to us as we could obtain in an arm’s-length transaction with a third party. See “See there are conflicts of interest between us and affiliates owned by our Chief Executive Officer” below.

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

Our franchisors periodically inspect our hotels to confirm adherence to the franchisors’ operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. We rely on our hotel managers to conform to operational standards. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise or adverse developments with respect to a franchise brand under which our hotels operate could also have a material adverse effect on our financial condition, results of operations and cash available for distribution to shareholders.

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

We intend to use secured and unsecured debt to finance long-term growth. While we intend to target overall debt levels of less than 35% of our investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges), our Board of Trustees may change this financing policy at any time without shareholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. During 2011, our Board of Trustees authorized an increase in our leverage above this target, excluding our pro rata share of assets and liabilities of the JV. Incurring additional debt could subject us to many risks, including the risks that:

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

If we do not have sufficient funds to repay our outstanding debt at maturity or before maturity in the event we breach our debt agreements and our lenders exercise their right to accelerate repayment, we may be required to refinance the debt through additional debt or additional equity financings. Covenants applicable to our existing and future debt could impair our planned investment strategy and, if violated, result in a default. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. We have placed mortgages on certain of our hotel properties to secure our credit facility, have assumed mortgages on other hotels we acquired and may place additional mortgages on certain of our hotels to secure other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our hotel properties that are pledged to secure our obligations to foreclosure.

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

We are co-investors with Cerberus in the JV, which owns 55 hotels, and we may invest in additional joint ventures in the future. We may not be in a position to exercise sole decision-making authority regarding the properties owned through the JV or other joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

The Company does not have sole control of the JV and may be required to contribute additional capital in the event of a capital call.

The Company’s ownership interest in the JV is subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and the removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

Our Operating Partnership acts as guarantor under certain debt obligations of the JV.

In connection with certain non-recourse Cerberus JV mortgage loans, our Operating Partnership could be required to repay portions of the indebtedness, up to an amount commensurate with our 10.3% interest in the

Cerberus JV, in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

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

There are conflicts of interest between us and affiliates owned by our Chief Executive Officer.

Our chief executive officer, Mr. Fisher, owns 90% of IHM, a hotel management company that manages 17 of our hotels and all but one of the 55 hotels own by the JV as of December 31, 2012, and may manage additional hotels that we acquire or own in the future. Because Mr. Fisher is our Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

A substantial part of our business strategy is based on the belief that the lodging markets in which we invest will continue to experience improving economic fundamentals in the future. We cannot predict the extent to which lodging industry fundamentals will continue to improve. In the event conditions in the industry do not continue to improve as we expect, or deteriorate, our ability to execute our business strategy would be adversely affected, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

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

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest, such surveys are limited in scope and there can be no assurance that there are no hazardous or toxic substances on such property that we would purchase. We cannot assure you:

•	There are no existing liabilities related to our properties of which we are not aware;

•	that future laws, ordinances or regulations will not impose material environmental liability; or

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

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA took effect. The new guidelines caused some of our hotel properties to incur costs to become fully compliant.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.

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

Additionally, Title 8, Subtitle 3 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

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

Additionally, we own our interest in 4 of the JV hotels through one of our TRS holding companies. With respect to those hotels the TRS holding company will pay federal, state and local income tax on its allocable share of all of the income from those hotels.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

The ability of our Board of Trustees to change our major policies may not be in our shareholders’ interest.

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

Other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common shares or other securities in the future;

•	the addition or departure of key personnel and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following table sets forth certain operating information for our wholly-owned hotels as of December 31, 2012:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance
					(Unaudited)		(Unaudited)
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	Island Hospitality	April 23, 2010	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Island Hospitality	April 23, 2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville- Brentwood	Brentwood, Tennessee	Island Hospitality	April 23, 2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Island Hospitality	April 23, 2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford- Farmington	Farmington, Connecticut	Island Hospitality	April 23, 2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Island Hospitality	April 23, 2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	November 3, 2010	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	July 2, 2010	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	August 24, 2010	2001	105	$11.3 million	$107,619	$ 6.6 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	August 24, 2010	2000	86	$12.0 million	$139,535	$ 5.1 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	August 3, 2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	September 23, 2010	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	October 5, 2010	2000	124	$21.0 million	$169,355	$ 15.4 million
Residence Inn Garden Grove	Garden Grove, CA	Island Hospitality	July 14, 2011	2003	200	$43.6 million	$218,000	$ 32.4 million
Residence Inn Mission Valley	San Diego, CA	Island Hospitality	July 14, 2011	2003	192	$52.5 million	$273,438	$ 39.6 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, TX	Island Hospitality	July 14, 2011	1996	146	$32.5 million	$222,603	$ 18.2 million
Doubletree Suites by Hilton Washington DC (1)	Washington, DC	Island Hospitality	July 14, 2011	1974	105	$29.4 million	$280,000	$ 19.7 million

Residence Inn Tysons Corner	Vienna, VA	Island Hospitality	July 14, 2011	2001	121	$37.0 million	$305,785	$ 22.7 million
Hampton Inn Portland Downtown	Portland, ME	Island Hospitality	December 27, 2012	2011	122	$28.0 million	$229,508	—
Total Average					2,536	$431.8 million	$170,268	$159.7 million

(1)	The Doubletree franchise agreement was terminated on January 31, 2013 and is expected to be rebranded as a Residence Inn by Marriott in May 2013.

We lease our headquarters located at 50 Cocoanut Row, Suite 211, Palm Beach, FL 33480. The Altoona hotel is subject to a ground lease with an expiration of April 30, 2029 with an option of up to 12 additional terms of five years each. In connection with the New Rochelle hotel, there are an air rights lease and garage lease that each expire on December 1, 2104.

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

Market Information

Our common shares began trading on the New York Stock Exchange, (the “NYSE”), on April 16, 2010 under the symbol “CLDT”. The closing price of our common shares on the NYSE on December 31, 2012 was $15.38 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share reported on the New York Stock Exchange as traded and the cash dividends declared per share:

2012
	High	Low	Dividends
First quarter	$13.58	$10.99	$0.175
Second quarter	14.40	11.59	0.200
Third quarter	14.81	13.45	0.200
Fourth quarter	15.38	12.89	0.200

2011
	High	Low	Dividends
First quarter	$17.50	$16.00	$0.175
Second quarter	17.09	15.47	0.175
Third quarter	16.44	9.34	0.175
Fourth quarter	11.62	9.20	0.175

The Company’s Board of Trustees has authorized a monthly dividend payment of $0.07 per share. The first monthly dividend for January will be paid on February 22, 2013, to shareholders of record on January 31, 2013.

Shareholder Information

On March 7, 2013, there were 15 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

	Initial investment at April 21, 2010	Value of initial investment at December 31, 2010	Value of initial investment at December 31, 2011	Value of initial investment at December 31, 2012
Chatham Lodging Trust	$100.00	$87.94	$58.07	$87.52
Russell 2000 Index	$100.00	$109.57	$102.91	$121.38
FTSE NAREIT All Equity REIT Index	$100.00	$110.50	$119.69	$142.97
FTSE NAREIT Lodging/Resorts Index	$100.00	$106.10	$90.95	$102.34

The above graph provides a comparison of the cumulative total return on our common shares from April 21, 2010, the date on which our shares began trading, to the NYSE closing price per share on December 31, 2012 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on April 21, 2010 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values include any dividends paid during the period.

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

The following table sets forth information regarding the declaration, payment and income tax characterization of our distributions by the Company on our common shares for the years ended December 31, 2011 and 2012 and respectively:

2012

Quarter to which distribution relates	Record Date	Payment Date	Common share distribution amount	Ordinary income	Return of capital
First quarter	3/30/2011	4/27/2012	$0.175	$0.092	$0.083
Second quarter	6/29/2012	7/27/2012	0.200	$0.106	0.094
Third quarter	9/28/2012	10/26/2012	0.200	$0.106	0.094
Fourth quarter	12/31/2012	1/25/2013	0.200	$0.106	0.094

			$0.775	$0.410	$0.365

2011

Quarter to which distribution relates	Record Date	Payment Date	Common share distribution amount	Ordinary income	Return of capital
First quarter	3/31/2011	4/15/2011	$0.175	$0.01	$0.165
Second quarter	6/30/2011	7/15/2011	0.175	$0.01	0.165
Third quarter	9/30/2011	10/14/2011	0.175	$0.01	0.165
Fourth quarter	12/30/2011	1/27/2012	0.175	$0.01	0.165

			$0.700	$0.04	$0.660

The Company’s Board of Trustees has authorized a monthly dividend payment of $0.07 per share. The first monthly dividend for January will be paid on February 22, 2013, to shareholders of record on January 31, 2013.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2012, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units and other equity-based awards options may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders(1)	—	—	69,571

Equity compensation plans not approved by security holders	—	—	—

Total			69,571

(1)	Our Equity Incentive Plan was approved by our company’s sole trustee and our company’s sole shareholder prior to completion of our IPO.

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

Issuer Purchases of Equity Securities

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. There were 0 and 915 common shares purchased in the years ended December 31, 2012 and 2011, respectively, related to such repurchases. Pursuant to the terms of the amended secured senior credit facility, we will no longer be able to repurchase shares in the future.

Item 6.	Selected Financial Data

The following tables present selected historical financial information as of and for the years ended December 31, 2012, 2011 and 2010. The selected historical financial information as of and for the years ended December 31, 2012, 2011 and 2010 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and notes thereto, both included in this Annual Report on Form 10-K.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands, except share and per-share data)
Statements of Operations Data:
Total revenue	$100,464	$73,096	$25,470

Hotel operating expenses	55,030	42,167	15,025
General and administrative	7,565	5,802	3,547
Hotel property acquisition costs	236	7,706	3,189
Property taxes and insurance	7,088	5,321	1,606
Depreciation and amortization	14,273	11,971	2,564
Reimbursed costs from unconsolidated real estate entities	1,622	—	—

Total operating expenses	85,814	72,967	25,931

Operating income (loss)	14,650	129	(461)
Interest expense, including amortization of deferred financing fees	(14,641)	(8,190)	(932)
Loss in unconsolidated entity	(1,439)	(997)	—
Interest and other income	55	22	193

Loss before income tax expense	(1,375)	(9,036)	(1,200)
Income tax expense	(75)	(69)	(17)

Net loss	$(1,450)	$(9,105)	$(1,217)

Net loss attributable to common share, basic and diluted	$(0.12)	$(0.69)	$(0.20)
Weighted average number of common shares, basic and diluted	13,811,691	13,280,149	6,377,333

Other Data:

Cash provided by operating activities	15,280	8,946	5,274
Cash used in investing activities	(13,431)	(112,523)	(201,511)
Cash (used in) provided by financing activities	(2,033)	103,489	200,981
Cash dividends declared per common share	0.775	0.70	0.35

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
	(In thousands)	(In thousands)	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$426,074	$402,815	$208,080
Cash and cash equivalents	4,496	4,680	4,768
Restricted cash	2,949	5,299	3,018
Investment in unconsolidated real estate entities	13,362	36,003	—
Hotel receivables (net of allowance for doubtful accounts)	2,098	2,057	891
Deferred costs, net	6,312	6,350	4,710
Prepaid expenses and other assets	1,930	1,502	735

Total assets	$457,221	$458,706	$222,202

Debt	$239,246	$228,940	$50,133
Accounts payable and accrued expenses	8,488	10,184	5,248
Distributions payable	2,875	2,464	1,657

Total liabilities	250,609	241,588	57,038

Total shareholders’ equity	205,001	216,090	164,739

Noncontrolling interest in operating partnership	1,611	1,028	425

Total liabilities and equity	$457,221	$458,706	$222,202

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”), at the public offering price of $20.00 per share, for proceeds of $10.0 million. On February 8, 2011, the Company completed a follow-on common share offering of 4,000,000 shares, generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million. On January 14, 2013, the Company completed a follow-on common share offering of 3,500,000 shares, generating gross proceeds of approximately $51.5 million and net proceeds of approximately $49.1 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million.

As of December 31, 2012, the Company owned 19 hotels with an aggregate of 2,536 rooms and held a 10.3% minority interest in a joint venture (the “JV”) with Cerberus Capital Management (“Cerberus”) which owns 55 hotels with an aggregate of 7,282 rooms. To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company’s wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. The Company indirectly owns its interest in 51 of the 55 JV hotels through the Operating Partnership, and the Company’s interest in the remaining 4 JV hotels is held through one of the TRS holding companies. All of the JV hotels are leased to TRS Lessees in which the Company indirectly owns a 10.3% interest through one of the TRS holding companies. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, managed 17 of the Company’s wholly owned hotels at December 31, 2012 and Concord Hospitality Enterprises Company manages two of the Company’s wholly owned hotels. All but one of the JV hotels were managed by IHM at December 31, 2012. One JV hotel was managed by Dimension Development Company. On January 1, 2013, IHM took over management of this hotel from Dimension Development Company. One February 5, 2013, the Company acquired the 197 room Courtyard by Marriott Houston® Medical Center hotel in Houston, TX for $34.8 million. The Company funded the acquisition with borrowings under its secured revolving credit facility. The Houston hotel is managed by IHM.

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

“Non-GAAP Financial Measures” below provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations

Industry outlook

We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends and corporate profits. We expect a continuing improvement in the performance of the hotel industry. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel

Research, industry RevPAR was up 5.5% in 2010, 8.2% in 2011 and 6.8% in 2012. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 5-6% in 2013 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, most expect ADR growth to comprise most of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 4.5% in 2013 with ADR comprising most of our RevPAR growth. Industry analysts and other public lodging companies have begun to refine their RevPar projections for 2013. Most expect RevPar to continue to grow in 2013, albeit at levels less than what the industry experienced in 2011 and 2012.

Comparison Year ended December 31, 2012 to the Year ended December 31, 2011

Results of operations for the years ended December 31, 2012 and 2011 include the operating activities of the 19 hotels owned at December 31, 2012, which includes the Portland hotel acquired on December 27, 2012 and the five hotels acquired in the third quarter of 2011 (the “5 Sisters”), compared to the results of operations for the 18 hotels that we owned for all or part of the year ended December 31, 2012.

As reported by Smith Travel Research, industry RevPar for the years ended December 31, 2012 and 2011 was up 6.8% and up 8.2%, respectively. RevPar at our hotels was up 8.0% and 2.8% in 2012 and 2011, respectively, which includes periods prior to our ownership. Approximately one-half of our RevPar growth in 2012 was attributable to occupancy growth as some of our hotels are operating at high occupancy levels, their future RevPar growth generally will be dependent on rate growth. Our RevPar growth in 2011 was less than the industry due to significant renovations in 2011.

Revenue

Total revenue was $100.5 million for the year ended December 31, 2012 compared to total revenue of $73.1 million for the year ended December 31, 2011. Since all of our hotels are premium branded upscale extended-stay hotels and select service, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $94.6 and $70.4 million for the years ended December 31, 2012 and 2011, respectively. The increased revenue is primarily due to $18.4 million of revenue from the 5 sisters for January to June 2012 since we did not own those hotels until July 2011. The remainder is due to increased RevPar at the other comparable hotels.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving occupancy, ADR and RevPAR at our hotels. ADR at our hotels was up 3.6% as well as increased occupancy of 4.3% for the year ended 2012. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operations of the hotels regardless of ownership (a list of the hotel acquisition dates can be found in the table in Item1):

	For the year ended December 31, 2012	For the year ended December 31, 2011
Occupancy	81.8%	78.5%
ADR	$130.73	$126.26
RevPar	$106.95	$99.08

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $4.3 million and $2.7 million, respectively, for the years ended December 31, 2012 and 2011. As a percentage of total revenue, other operating revenue was 4.3% and 3.7%, respectively, for the years ended December 31, 2012 and 2011 and the increase is due to the fact that other operating revenue at our 5 sisters is a higher percentage of revenue than at the remainder of our portfolio.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, was $1.6 million and $0.0 million for the years ended December 31, 2012 and 2011, respectively.

Hotel Operating Expenses

Hotel operating expenses increased $12.8 million to $55.0 million for the year ended December 31, 2012 compared to $42.2 million for the year ended December 31, 2011. As a percentage of total revenue, hotel operating expenses were 55% for 2012 and 58% for 2011, which decrease is expected as ADR grows year over year and fixed operating costs decrease as a percentage of revenue year over year when revenue increases. Growth in revenues due to increases in ADR generally have less impact on hotel operating expenses than growth in revenues due to increases in occupancy. Room expenses, which are the most significant component of hotel operating expenses, increased $5.0 million from $16.0 million in 2011 to $21.0 million in 2012 or 21.9% and 20.9% of total revenue for the years ended December 31, 2011 and 2012, respectively. Other direct expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $8.0 million, from $26.1 million in 2011 to $34.1 million in 2012. The increase in operating expenses is due primarily to the fact that we only owned the 5 sisters for approximately six months in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million, from $12.0 million for the year ended December 31, 2011 to $14.3 million for the year ended December 31, 2012. The increase is due to the fact that we owned 18 hotels for all of 2012 but owned the 5 Sister hotels for only a portion of 2011, as well as the disposition and replacement of furniture and fixtures at four hotels where major property improvement plans were completed during the year ended December 31, 2012. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded over the term of the respective franchise agreements.

Real Estate and Personal Property Taxes

Total property tax and insurance expenses increased $1.8 million, from $5.3 million for the year ended December 31, 2011 to $7.1 million for the year ended December 31, 2012. $1.1 million of the increase is related to the expense for the 5 sisters for an additional six months of 2012. As a percentage of revenue, property tax and insurance expense decreased from 7.3% in 2011 to 7.1% in 2012.

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $2.0 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively) increased $1.4 million to $5.6 million in 2012 from $4.2 million in 2011. The increases related to $0.6 million in compensation and benefits, $0.5 million in fees to third party providers and $0.3 million in other costs.

Hotel Property Acquisition Costs

Hotel property acquisition costs decreased $7.5 million to $0.2 million for the year ended December 31, 2012 from $7.7 million for the year ended December 31, 2011. Expenses during the 2011 period related to our acquisitions from Innkeepers USA Trust during the 2011 third quarter. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $1.6 million and $0.0 million for the years ended December 31, 2012 and 2011, respectively. The JV was acquired in the 4th quarter of 2011.

Interest and Other Income

Interest and other income increased $33 thousand, from $22 thousand for the year ended December 31, 2011 to $55 thousand for the year ended December 31, 2012. This increase was due to miscellaneous income associated with our San Antonio and Washington, D.C. hotels.

Interest Expense

Interest expense increased $6.4 million, from $8.2 million for the year ended December 31, 2011 to $14.6 million for the year ended December 31, 2012. A breakdown of interest expense is as follows:

	2012	2011
Revolving credit facility interest	$2,932	$1,417
Mortgage loan interest	9,654	4,899
Other fees	213	296
Amortization of deferred financing fees	1,842	1,578

Total	$14,641	$8,190

Interest cost related to our secured revolving credit facility increased in 2012 due to an increase in weighted average borrowings of $27.1 million, from $29.7 million in 2011 to $56.8 million in 2012. Mortgage loan interest increases are due to the fact that six of the eight mortgage loans were acquired or assumed in the third quarter of 2011. Amortization of deferred financing fees increased $0.3 million in 2012 due to the six loans acquired or assumed in 2011.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities increased $0.4 million, from $1.0 million for the year ended December 31, 2011 to $1.4 million for the year ended December 31, 2012. We did not own an interest in the JV until October 27, 2011.

Income Tax Expense

Income tax expense increased $6 thousand, from $69 thousand for the year ended December 31, 2011 to $75 thousand for the year ended December 31, 2012. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net loss

Net loss was $1.5 million for the year ended December 31, 2012, compared to a net loss of $9.1 million for the year ended December 31, 2011. This decrease in loss was due to the factors discussed above.

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

Corporate General and Administrative

Corporate general and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total corporate general and administrative expenses (excluding amortization of stock based compensation of $1.6 and $1.1 million for the year ended December 31, 2011 and for the year ended December 31, 2010, respectively) increased $1.8 million to $4.2 million in 2011 from $2.4 million in 2010. This increase was primarily due to the fact the 2010 period comprised only 253 days.

Hotel Property Acquisition Costs

Hotel property acquisition costs increased $4.6 million from $3.1 million for the year ended December 31, 2010 to $7.7 million for the year ended December 31, 2011. The 2011 expenses relate to the acquisition of hotels formerly owned by Innkeepers described in Note 3, Acquisition of Hotel Properties, in the notes to our consolidated financial statements. The 2010 expenses represent costs associated with the purchase of the 13 hotels owned at December 31, 2010. These acquisition-related costs are expensed when incurred in accordance with GAAP.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and other charges, (including similar items within the unconsolidated real estate entities). Other charges include costs related to Hurricane Sandy, severance costs for a former executive officer, (2010) and other costs we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2012, 2011 and 2010 (in thousands, except share data):

	For the years ended December 31,
	2012	2011	2010
Funds From Operations (“FFO”):
Net loss	$(1,450)	$(9,105)	$(1,217)
Gain on the sale of assets within the unconsolidated real estate entity	(257)	—	—
Depreciation	14,198	11,909	2,537
Adjustments for unconsolidated real estate entity items	5,340	900	—

FFO	17,831	3,704	1,320
Hotel property acquisition costs and other charges	236	7,706	3,189
Other charges included in general and administrative expenses	—	—	345
Adjustments for unconsolidated real estate entity items	49	473	—

Adjusted FFO	$18,116	$11,883	$4,854

Weighted average number of common shares
Basic	13,811,691	13,280,149	6,377,333
Diluted	13,937,726	13,324,584	6,430,151

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

We further adjust EBITDA for certain additional items, including hotel property acquisition costs and other charges, (including similar items within the unconsolidated real estate entity). Other charges include costs related to Hurricane Sandy, severance costs related to the departure of one of our executive officers in 2010 and other costs we believe do not represent recurring operations and amortization of non-cash share-based compensation which we believe are not indicative of the performance of our underlying hotel properties entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures

The following is reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the years ended December 31,
	2012	2011	2010
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss	$(1,450)	$(9,105)	$(1,217)
Interest expense	14,641	8,190	932
Income tax expense	75	69	17
Gain on the sale of assets within the unconsolidated real estate entity	(257)	—	—
Depreciation and amortization	14,273	11,971	2,564
Adjustments for unconsolidated real estate entity items	11,319	1,773	—

EBITDA	38,601	12,898	2,296
Hotel property acquisition costs and other charges	236	7,706	3,189
Adjustments for unconsolidated real estate entity items	49	473	—
Other charges included in general and administrative expenses	—	—	345
Share based compensation	2,004	1,571	1,070

Adjusted EBITDA	$40,890	$22,648	$6,900

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

Sources and Uses of Cash

Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating expenses, corporate expenditures, interest expenses and debt repayments and distributions to equity holders.

As of December 31, 2012 and 2011, we had cash and cash equivalents of approximately $4.5 million and $4.7 million, respectively. Additionally, we had $15.5 million available under our $95.0 million senior secured revolving credit facility as of December 31, 2012.

For the year ended December 31, 2012, net cash flows provided by operations were $14.9 million, as our net loss of $1.5 million was due in significant part to non-cash expenses, including $16.1 million of depreciation and amortization, $2.0 million of share-based compensation expense and a $1.5 million impact from loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.2 million. Net cash flows used in investing activities were $13.0 million. We spent $8.6 million on improvements at our hotels and acquired the Portland hotel for $28.0 million. These outflows were partially offset by distributions from unconsolidated real estate entities of $21.2 million consisting of $11.7 million of net proceeds from mortgage financing, $4.4 million attributable to cash generated from the operations of the JV and $5.1 million for the sale of assets and reimbursements from required escrows of $2.4 million. Future distributions from unconsolidated real estate entities are contingent upon projected hotel operations and the potential sale of assets. Net cash flows used in financing activities were $2.0 million, comprised of principal payments on mortgage debt of $1.7 million, payment of deferred financing and offering costs of $1.7 million and distributions to shareholders of $10.6 million, offset by net borrowings on our secured credit facility of $12.0 million.

For the year ended December 31, 2011, net cash flows provided by operations were $8.9 million, as our net loss of $9.1 million was due in significant part to non-cash expenses, including $13.5 million of depreciation and amortization, $1.6 million of share-based compensation expense and a $1.0 million loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $1.9 million. Net cash flows used in investing activities were $112.5 million, primarily related to the acquisition of the 5 Sisters of $62.0 million, investment in unconsolidated entities of $37.0 million, additional capital improvements to the eighteen hotels of $12.7 million and $0.8 million of funds placed into escrows for lender or manager required escrows. Net cash flows provided by financing activities were $103.5 million, comprised primarily of proceeds generated from the February 2011 common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, proceeds from a mortgage loan on our New Rochelle Residence Inn hotel of $15.8 million, net borrowings on our secured credit facility of $29.7 million, offset by principal payments on mortgage debt of $0.9 million, payment of financing costs associated with our amended secured revolving credit facility and the six new loans acquired or assumed of $1.5 million and distributions to shareholders of $9.0 million.

For the year ended December 31, 2010, net cash flows provided by operations were $5.3 million, as our net loss of $1.2 million was due in significant part to non-cash expenses, including $2.8 million of depreciation and amortization and $1.2 million of share-based compensation expense. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $2.5 million. Net cash flows used in investing activities were $201.5 million, which represents the acquisition price for thirteen hotels of $197.5 million as well as additional capital improvements to those hotels of $3.6 million and $0.4 million of funds placed into escrows for lender and manager required escrows. Net cash flows provided by financing activities were $201.0 million, comprised primarily of proceeds generated from the initial public offering, net of underwriting fees and offering costs paid or payable to third parties, of $168.7 million and borrowings on our secured credit facility of $37.8 million, offset by costs paid to issue debt of $3.8 million and distributions to shareholders of $1.7 million.

We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for each of the quarters of 2011 and the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second, third and fourth quarters of 2012 increased to $0.20 per common share and LTIP unit. On January 25, 2013, we paid an aggregate of $2.8 million in fourth quarter dividends on our common shares and distributions on our LTIP units.

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

At December 31, 2012 and December 31, 2011, we had $79.5 million and $67.5 million, respectively, in borrowings under our senior secured revolving credit facility. At December 31, 2012, there were ten properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $95.0 million. We also had mortgage debt on individual hotels aggregating $159.7 million and $161.4 million at December 31, 2012 and December 31, 2011, respectively.

On February 5, 2013, we borrowed an additional $34.5 million under our senior secured revolving credit facility. The funds were used for the acquisition of the Courtyard by Marriott Houston-Medical Center on February 5, 2013.

We amended our senior secured revolving credit facility in May 2011. The amendment provides for an increase in the allowable consolidated leverage ratio to 60 percent through 2012, reducing to 55 percent in 2013;

and a decrease in the consolidated fixed charge coverage ratio from 2.3x to 1.7x through March 2012, increasing to 1.75x through December 2012 and 2.0x in 2013. Subject to certain conditions, the credit facility has an accordion feature that provides the Company with the ability to increase the facility to $110 million. We further amended the credit facility in November 2012. Costs associated with this amendment were approximately $1.2 million. The amendment extends the maturity date to November 5, 2015 and includes an option to extend the maturity date by an additional year. Other key terms amended were as follows:

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

The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The five mortgage loans we assumed in connection with the acquisition of the 5 Sisters, as well as the loan secured by the New Rochelle Residence Inn, do not contain any financial covenants. We were in compliance with these financial covenants at December 31, 2012. We expect to meet all financial covenants in 2013 based upon our current projections.

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

During January 2013, we issued 3,592,677 common shares, raising net proceeds of approximately $50.4 million. The proceeds of this offering were used to repay debt borrowed under our senior secured credit facility, including debt incurred to acquire the Portland hotel.

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

For the years ended December 31, 2012 and 2011, we invested approximately $10.5 million and $13.2 million, respectively, on capital investments in our hotels. We expect to invest an additional $4.5 million on capital improvements in 2013 on our existing hotels and approximately $4.4 million on the conversion of our Washington, D.C. hotel to a Residence Inn by Marriott.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risk Factors” and Note 14, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at December 31, 2012 other than non-recourse debt associated with the JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$103	$39	$64	$—	$—
Revolving credit facility, including interest (1)	86,545	2,415	84,130	—	—
Ground leases	12,493	205	417	426	11,445
Property loans, including interest (1)	200,302	11,585	27,599	144,573	16,545

	$299,443	$14,244	$112,210	$144,999	$27,990

(1)	Does not reflect additional borrowings under the revolving credit facility after December 31, 2012 and interest payments are based on the interest rate in effect as of December 31, 2012. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans.

On December 27, 2012, we entered into a contract to purchase the Courtyard by Marriott Houston Medical Center located in Houston, Texas for a total purchase price of approximately $34.7 million, which is excluded from the table above. The hotel was acquired on February 5, 2013.

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

Our investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and two to seven years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

We will periodically review our hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2012 and 2011, we had no hotels that were impaired.

We will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss, if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. We will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets if we no longer have significant continuing involvement. As of December 31, 2012, we had no hotel properties held for sale.

Investment in Unconsolidated Real Estate Entities

If it is determined that the Company do not have a controlling interest in a joint venture, either through its financial interest in a VIE or in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of its investment in, advances to and commitments for the investee.

Investment in unconsolidated real estate entities are accounted for under the equity method of accounting and the Company records its equity in earnings or losses under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from the joint ventures pursuant to the joint venture agreements. Under this method, the Company recognizes income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture.

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

Share-Based Compensation

We measure compensation expense for the restricted share awards and LTIP units based upon the fair market value of our common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. We pay dividends on vested and nonvested restricted shares, except for performance based shares for which dividends on unvested shares are not paid until these shares are vested.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt as of December 31, 2012 and 2011 was $168.2 million and $159.4 million, respectively.

At December 31, 2012, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about our financial instruments that are sensitive to changes in interest rates (in thousands):

Expected Maturities

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt			$79,500				$79,500	$79,504
Average interest rate (1)			2.97%				2.97%

Fixed rate:
Debt	$1,981	$2,106	$6,786	$134,733	$378	$13,762	$159,746	$168,195
Average interest rate	5.95%	5.95%	5.88%	6.00%	5.75%	5.75%	5.97%

(1)	LIBOR of 0.22 % plus a margin of 2.75% at December 31, 2012.

We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.8 million annually. This assumes that the amount outstanding under our floating rate debt remains at $79.5 million, the balance as of December 31, 2012.

Item 8.	Consolidated Financial Statements and Supplementary Data

See our Consolidated Financial Statements and the Notes thereto beginning at page F-1 included in Item 15.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 17, 2013.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 17, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 17, 2013.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 17, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 17, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-26

2. Financial Statement Schedules

The following financial statement schedule is included herein at page F-27:

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

4. Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of INK Acquisition, LLC and affiliates are as follows:

Page No.
Report of Independent Registered Certified Public Accounting Firm	60
Combined Balance Sheets at December 31, 2012 and 2011	61
Combined Statements of Operations for the year ended December 31, 2012 and the period from October 27, 2011 (commencement of operations) to December 31, 2011	62
Combined Statements of Owners’ Equity for the year ended December 31, 2012 and the period from October 27, 2011 (commencement of operations) to December 31, 2011	63
Combined Statements of Cash Flows for the year ended December 31, 2012 and the period from October 27, 2011 (commencement of operations) to December 31, 2011	64
Notes to Combined Financial Statements	65

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Form of Amended and Restated Declaration of Trust of Chatham Lodging Trust(1)

3.2	Form of Bylaws of Chatham Lodging Trust(1)

3.3	Agreement of Limited Partnership of Chatham Lodging, L.P.(1)

10.1*	Chatham Lodging Trust Equity Incentive Plan(2)

10.2(a)*	Form of Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(1)

10.2(b)*	Form of Employment Agreement between Chatham Lodging Trust and Peter Willis(1)

10.2(c)*	Form of Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(3)

10.3*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(1)

10.4*	Form of LTIP Unit Vesting Agreement(1)

10.5*	Form of Share Award Agreement for Trustees(1)

10.6*	Form of Share Award Agreement for Officers(2)

10.7*	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Jeffery H. Fisher (Time-Based Share Awards)(4)

10.8*	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Dennis M. Craven (Time-Based Share Awards)(4)

10.9*	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Peter Willis (Time-Based Share Awards)(4)

10.10*	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Jeffery H. Fisher (Performance-Based Share Awards)(4)

10.11*	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards)(4)

10.12*	Share Award Agreement, dated as of February 23, 2012, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards)(4)

10.13	Form of IHM Hotel Management Agreement(1)

10.14	Amended and Restated Credit Agreement, dated as of November 5, 2012, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the lenders and other guarantors party thereto and Barclays Bank PLC, as administrative agent

10.15	Form of Amended and Restated Limited Liability Company Agreement of INK Acquisition II LLC, dated October 27, 2011, by and among CRE-Ink Member II Inc. and Chatham TRS Holding Inc(6)

10.16	Agreement of Purchase and Sale, dated as of May 3, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX (6)

Exhibit Number	Exhibit Description

10.17	First Amendment to Agreement of Purchase and Sale, dated as of May 12, 2011, by and among Chatham Lodging LP, as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX (6)

10.18	Amended and restated binding commitment agreement regarding the acquisition and restructuring of certain subsidiaries of Innkeepers USA Trust dated as of May 16, 2011 (6)

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

23.2	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of INK Acquisitions LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Label Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on October 28, 2010 (File No. 333-170176).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012 (File No. 001-34693).
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2010.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011 (File No. 001-34693).

INK Acquisition, LLC and Affiliates

Financial Statements

As of and For the Year Ended December 31, 2012 and As of and For the Period from October 27, 2011 (commencement of operations) through December 31, 2011

With Report of Independent Registered Certified Public Accounting Firm

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

Ink Acquisition, LLC and Affiliates

In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of owners’ equity and of cash flows present fairly, in all material respects, the financial position of Ink Acquisition, LLC and Affiliates at December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 14, 2013

INK Acquisition, LLC & Affiliates

Combined Balance Sheets

(In thousands)

	December 31, 2012	December 31, 2011
		(unaudited)
Assets:
Investment in hotel properties, net	$862,747	$894,288
Hotels held for sale	13,338	75,436
Cash and cash equivalents	26,554	33,820
Restricted cash	25,798	25,513
Hotel receivables (net of allowance for doubtful accounts of $417 and $434, respectively)	3,553	6,540
Deferred costs, net	10,630	10,959
Prepaid expenses and other assets	6,276	1,988

Total assets	$948,896	$1,048,544

Liabilities and Owners’ Equity:
Debt	$792,239	$675,000
Hotels held for sale	639	1,834
Accounts payable and accrued expenses	26,402	21,796

Total liabilities	819,280	698,630

Commitments and contingencies

Owners’ Equity
Owners’ equity	129,616	349,914

Total owners’ equity	129,616	349,914

Total liabilities and owners’ equity	$948,896	$1,048,544

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates

Combined Statements of Operations

(In thousands)

	For the year ended December 31, 2012	For the Period from October 27, 2011 (Commencement of Operations) to December 31, 2011
		(unaudited)
Revenue:
Room	$234,576	$31,500
Other operating	17,036	2,840

Total revenue	251,612	34,340

Expenses:
Hotel operating expenses:
Room	47,738	7,375
Other operating	95,720	13,884

Total hotel operating expenses	143,458	21,259
Depreciation and amortization	51,622	9,181
Property taxes and insurance	11,723	1,792
General and administrative	4,946	1,004
Hotel property acquisition costs	413	4,599

Total operating expenses	212,162	37,835

Operating income (loss)	39,450	(3,495)
Interest and other income	62	1,467
Interest expense, including amortization of deferred fees	(55,605)	(8,404)

Loss from continuing operations	(16,093)	(10,432)
Income (loss) from discontinued operations	(404)	346
Gain on sale of assets from discontinued operations	2,496	—

Net income from discontinued operations	2,092	346

Net loss	$(14,001)	$(10,086)

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates

Combined Statements of Owners’ Equity

(In thousands)

Commencement of operations	Owners’ Equity
Balance at October 27, 2011 (unaudited)	$360,000
Net loss (unaudited)	(10,086)

Balance at December 31, 2011 (unaudited)	349,914

Balance at January 1, 2012	349,914
Distributions	(206,297)
Net loss	(14,001)

Balance at December 31, 2012	$129,616

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates

Combined Statements of Cash Flows

(In thousands)

	For the year ended December 31, 2012	For the Period from October 27, 2011 (Commencement of Operations) to December 31, 2011
		(unaudited)
Cash flows from operating activities:
Net loss	$(14,001)	$(10,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	49,068	8,755
Amortization of deferred franchise fees	2,594	436
Amortization of deferred costs included in interest expense	1,906	87
Impairment on hotels classified as held for sale	2,894	—
Gain on sale of hotels included in discontinued operations	2,496	—
Changes in assets and liabilities:
Accounts receivables	3,331	(1,278)
Prepaid and inventory	(4,299)	9,727
Deferred expenses	1,194	(2,865)
Accounts payable and accrued expenses	5,215	4,569

Net cash provided by operating activities	50,398	9,345

Cash flows from investing activities:
Improvements and additions to hotel properties	(24,893)	(2,055)
Acquisition of hotels	—	(335,096)
Proceeds from sale of hotel properties	63,113	—
Changes in restricted cash	(284)	1,688

Net cash provided by (used in) investing activities	37,936	(335,463)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	130,000	—
Payments on debt issuance costs	(4,771)	—
Payments on debt	(12,761)	—
Payment of franchise obligation	(1,804)	—
Contributions from owners	—	360,000
Distributions to owners	(206,297)

Net cash provided by (used in) financing activities	(95,633)	360,000

Net change in cash and cash equivalents	(7,299)	33,882
Cash and cash equivalents, beginning of period	33,882	—

Cash and cash equivalents, end of period	$26,583	$33,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,131	$5,419

Supplemental disclosure of non-cash information:

Accrued improvements and additions to hotel properties	$952	$1,662

See Note 3 to the financial statements for a description of assets and liabilities acquired in connection with the acquisition of 64 hotels from Innkeepers.

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates

Notes to combined Financial Statements

(dollars in thousands)

1.    Organization

INK Acquisition, LLC and a series of affiliated partnerships (see below) were formed in 2011 to acquire the assets and associated operations of 64 hotels as a result of the bankruptcy reorganization plan of affiliates of Innkeepers USA Trust (“Innkeepers”). The affiliated partnerships are as follows:

INK Acquisition II, LLC

INK Acquisition III, LLC

INK Acquisition IV, LLC

INK Acquisition V, LLC

INK Acquisition VI, LLC

INK Acquisition VII, LLC

INK Acquisition, LLC and the affiliated partnerships above (collectively “we,” “us,” or the “Company”) are each owned 89.7% by CRE-Ink REIT Member, LLC and its affiliates (“Cerberus”) and 10.3% by Chatham Lodging, LP (“Chatham”). In addition, an entity owned by Jeffrey H. Fisher, Chatham’s chief executive officer, owns a 0.5% non-voting interest in CRE-Ink REIT Member, LLC. The Company had no substantive operations until October 27, 2011 when the 64 hotels discussed above were acquired.

At December 31, 2012, the Company owned 55 hotels with an aggregate of 7,282 rooms located in 18 states. The hotels operate under the following brands: Residence Inn by Marriott (34 hotels), Hampton Inn by Hilton (6 hotels), Hyatt House (5 hotels), Courtyard by Marriott (3 hotels), Stay Inn (3 hotels), Stay Inn (3 hotels), Four Points by Sheraton (1 hotel), Sheraton (1 hotel), TownePlace Suites (1 hotel), and Westin (1 hotel). The day to day management of the hotels is provided pursuant to management agreements with Island Hospitality Management (“IHM”). Jeffrey H. Fisher is the 90% majority owner of IHM.

As of December 31, 2012, the 55 hotels operate under the following brands: Residence Inn by Marriott (34 hotels), Hampton Inn by Hilton (6 hotels), Hyatt House (5 hotels), Courtyard by Marriott (3 hotels), Stay Inn (3 hotels), Four Points by Sheraton (1 hotel), Sheraton (1 hotel), TownePlace Suites (1 hotel), and Westin (1 hotel).

2.    Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated. These financial statements are being presented on a combined basis as the Company is under common management and control.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allocation of the purchase price of hotels, the allowance for doubtful accounts and the fair value of hotels that are held for sale or impaired.

Fair Value of Financial Instruments

FASB guidance on fair value measurements and disclosures defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality and nature of inputs used to measure fair value. The term “fair value” in these financial statements is defined in accordance with GAAP. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date;

Level 2 Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 Inputs that are unobservable.

The carrying value of the Company’s cash, accounts receivables, accounts payable and accrued expenses approximate fair value because of the relatively short maturities of these instruments. The Company is not required to carry any other assets or liabilities at fair value on a recurring basis other than its interest caps. The interest rate caps are valued using Level 3 inputs and are valued at zero as of December 31, 2012 and 2011. When the Company classifies an asset as held for sale, the Company assesses whether the asset’s carrying value is greater than fair value less selling costs. If so, the asset is written down to fair value less selling costs on a nonrecurring basis. The fair value determinations are based on Level 3 inputs as they are generally based on broker quotes or other comparable sales information.

Investment in Hotel Properties

The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs are expensed in the period incurred.

The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 39 years for buildings, 20 years for land improvements, 15 years for building improvements and three to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the combined statements of operations.

The Company periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the net proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2012 and 2011, no impairment charges on hotels held for use were recorded.

The Company will consider a hotel property as held for sale when either the Company determines it will be actively selling the hotel or a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property ceases and the carrying value of each hotel is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell. The Company classifies together with the related operating results, as discontinued operations in the combined statements of operations and classifies the assets and related liabilities as held for sale in the combined balance sheets for all periods presented. As of December 31, 2012, the Company has the following hotel properties held for sale: Lombard, IL; Schaumburg, IL; Woburn, MA; and Fort Wayne, IN. As of December 31, 2012, the Company recorded impairment charges of $2,894 related to three hotels for which the carrying value exceeded the estimated fair value less estimated costs to sell.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.

Restricted Cash

Restricted cash represents escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Included in restricted cash on the accompanying combined balance sheet at December 31, 2012 and December 31, 2011, respectively, are renovation, property tax and insurance escrows of $25,798 and $25,513. Certain of the hotel mortgage loan agreements require the Company to fund 4% of gross hotel revenues on a monthly basis for furnishings, fixtures and equipment and general repair maintenance reserves (“Replacement Reserve”), property tax and insurance reserves into an escrow account held by Lender.

Hotel Receivables

Hotel receivables consist of amounts owed by guests staying at the Company’s hotels at year end and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated losses. At December 31, 2012 and 2011, the allowance for doubtful accounts was $417 and $434, respectively.

Deferred Costs

Deferred costs consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Loan costs	7,791	3,000
Franchise fees	3,801	3,801
Other	4,018	4,687

	15,610	11,488
Less accumulated amortization	(4,980)	(529)

Deferred costs, net	10,630	10,959

Loan costs are recorded at cost and amortized over a straight-line basis, which approximates the effective interest rate method, over the term of the loan. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2012 and 2011, other deferred costs primarily relate to franchise conversion costs of $3,494 and $3,494 respectively. For the years ended December 31, 2012 and 2011, amortization expense related to franchise conversion fees and franchise fees of $2,594 and $436 respectively, is included in depreciation and amortization in the combined statements of operations. Amortization expense related to loan costs of $1,906 and $87 respectively, is included in interest expense in the combined statement of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, deposits, hotel supplies inventory and the fair value of the company’s interest rate caps.

Accounting for derivative instruments

The Company records its derivative instruments on the balance sheet at their estimated fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company’s interest rate caps are not designated as a hedge, but to eliminate the incremental cost to the Company if one — month LIBOR interest rate were to exceed 3.0%. Accordingly, the interest rate caps are recorded on the balance sheet at estimated fair value with realized and unrealized changes in the fair value reported in the combined statement of operations.

Revenue Recognition

Revenue from hotel operations is recognized when rooms are occupied and when services are provided. Revenue consists of amounts derived from hotel operations, including sales from room, meeting room, restaurants, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenue) in the accompanying combined statements of operations.

Income Taxes

The Company’s subsidiaries are treated as partnerships for federal and state income taxes. Each member receives a partnership K-1 for tax purposes.

Segment Information

The Company evaluates all of its hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers. Accordingly, the Company does not report segment information.

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

3.    Acquisition of Hotel Properties

On October 27, 2011, the Company acquired 64 hotels from Innkeepers for a purchase price of approximately $1,020,000. Prior to the Innkeepers acquisition, the Company was funded with member contributions of $360,000. The Company funded the acquisition with available cash, the assumption of debt of $675,000 and the assumption of other liabilities of $15,073. The Company incurred acquisition costs of $5,012 related to the Innkeepers acquisition.

Hotel Purchase Price Allocation

The Company recorded the purchase price allocation related to the Innkeepers acquisition in accordance with the business combination guidance. Subsequent to the initial purchase price allocation and within the one year measurement period, new information was obtained about facts and circumstances that existed as of the acquisition date. As such, the purchase price allocation of the Innkeepers acquisition was retroactively adjusted to include the effect of this measurement period adjustment. The retroactively adjusted purchase price allocation (including the payment of certain deferred loan and franchise costs required at closing to consummate the transaction) is as follows:

Innkeepers
Land	$178,949
Building and improvements	721,690
Furniture, fixtures and equipment	70,276
Cash	24,904
Restricted Cash	27,201
Accounts Receivable	5,638
Prepaid & Other Assets	11,783
Deferred Expenses (including loan costs)	9,632
Debt	(675,000)
Accounts Payable & Accrued Expenses	(15,073)

Net assets acquired	$360,000

Net assets acquired, net of cash	$335,096

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb losses and is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $417 and $434 as of December 31, 2012 and 2011, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Land and improvements	$158,164	$157,787
Building and improvements	689,633	676,013
Furniture, fixtures and equipment	68,000	63,023
Renovations in progress	4,773	6,220

	920,570	903,043
Less accumulated depreciation	(57,823)	(8,755)

Investment in hotel properties, net	$862,747	$894,288

6.    Debt

Debt is comprised of the following at December 31, 2012 and 2011:

	Interest Rate	Monthly Payment			Principal Balance		Property Carrying Value
		(In thousands)			(In thousands)		(In thousands)
	2012	Amount	Beginning	Maturity Date	2012	2011	2012	2011
Fixed rate debt
Mortgage loan(3)	6.7125%	$3,809	11/09/11	07/09/17	$662,239	$675,000	$687,577	$727,139
Variable rate 10 hotel debt
Mortgage loan(1)	4.6%	359	3/9/2012	03/09/15	90,000	—	127,060	—
Mezzanine loan(2)	12.1%	420	3/9/2012	03/09/15	40,000	—	56,472	—

					$792,239	$675,000	$871,109	$727,139

(1)	Interest only payments are due monthly. The interest rate is based on one month LIBOR plus 4.0%, subject to a minimum LIBOR rate of 0.6% and the rate disclosed is based on the minimum aggregate rate of 4.6%. The loan is subject to two one-year extensions at the Company’s option.
(2)	Interest only payments are due monthly. The interest rate is based on one month LIBOR plus 11.5%, subject to a minimum LIBOR rate of 0.6% and the rate disclosed is based on the minimum rate of 12.1%. The loan is subject to two one-year extensions at the Company’s option.
(3)	Collateralized by 55 and 64 hotels as of December 31, 2012 and 2011, respectively. The loan assumed in connection with the Innkeepers acquisition has predetermined allocable loan values by hotel for the sale of any hotels that collateralize the loan and does not include prepayment penalties for any such prepayments in connection with the hotel sales.

The company estimates the fair value of its fixed rate debt using an income approach valuation method by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of December 31, 2012 and 2011 was $785,000 and $675,000, respectively.

As of December 31, 2012, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of December 31, 2012, for each of the next five calendar years and thereafter is as follows:

Amount
2013	—
2014	—
2015	130,000
2016	—
2017	662,239
Thereafter	—

$792,239

7.    Owners’ Equity

The ownership of the Company at December 31, 2012 and 2011 was as follows:

Member’s Name	12/31/2012	12/31/2011
CRE — Ink REIT Member LLC	89.70%	89.70%
Chatham Lodging, LP	10.30%	10.30%

Total Contribution	100.00%	100.00%

8.    Commitments and Contingencies

Litigation

The nature of the operations of the hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.

Hotel Ground Rent

The Courtyard by Marriott Ft. Lauderdale, FL hotel is subject to a ground lease with an expiration date of August 1, 2034. Rent is equal to approximately $8,800 per month, with minimum rent subject to increase based on increases in the consumer price index.

The Hampton Inn, Woburn, MA hotel is subject to a ground lease with an expiration date of October 3, 2084. Rent is equal to approximately $12,100 per month; with minimum rent increase every five years.

The following is a schedule of the minimum future obligation payments required under the ground leases:

Amount
2013	$254
2014	257
2015	261
2016	267
2017	302
Thereafter	14,170

Total	$15,511

Hotel Management Agreements

As of December 31, 2012, all but one of the hotels is managed by IHM. The other hotel is managed by Dimension Development Company (“Dimension”). The management agreements with IHM have an initial term of five years. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with thirty days advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. The management agreement with Dimension was terminated by the Company on December 31, 2012. The Company retained IHM to manage the hotel beginning January 1, 2013.

Hotel Franchise Agreements

The TRS Lessee has entered into franchise agreements with Marriott International, Inc. (“Marriott”), relating to thirty-four Residence Inns, three Courtyards by Marriott and one TownePlace Suites. These franchise agreements expire between 2016 and 2028. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 6.5% of the hotel’s gross room sales and marketing fees ranging from 1.5% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, the TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if the TRS Lessee elects to proceed with such a transfer.

The TRS Lessee has entered into franchise agreements with Hampton Inns Franchise LLC (“Hampton Inns”), relating to eight Hampton Inns. The franchise agreements expire between 2016 and 2021. The Hampton Inns franchise agreements provide for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a royalty fees equal to 5% of the hotel’s gross rooms revenue. Hampton Inns may terminate the franchise agreements in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency.

The TRS Lessee has entered into franchise agreements with The Sheraton, LLC (“Sheraton”), relating to the Fort Walton Beach — Sheraton Four Points, Fort Walton Beach, Florida hotel and the Rockville Sheraton, Rockville, Maryland hotel. The franchise agreements have initial terms of 20 years and expires in 2031. Neither of the agreements has a renewal option. The Sheraton franchise agreements provide for royalty fees ranging from 5.0% to 6.0% of gross rooms sales and royalty fees of 3% of gross food and beverage sales as to one of the Sheratons. The agreements provide for marketing fees ranging from 1.0% to 1.25% of gross rooms sales. Sheraton may terminate the franchise agreements in the event that the franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

The TRS Lessee has entered into a franchise agreement with Westin Hotel Management, Inc. (“Westin”) relating to the Morristown-Westin Governor Morris hotel. The franchise agreement has an initial term of 20 years and expires in 2031. It has no renewal option. The Westin franchise agreement provides for royalty fees of 7% of gross rooms sales and 3% of gross food and beverage sales. The agreement provides for marketing fees of 2% of gross rooms sales. Westin may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

The TRS Lessee has entered into franchise agreements with Hyatt House Franchising, LLC (“Hyatt House”) relating to five Hyatt House hotels. The franchise agreements have an initial term of 20 years and expires in 2022. Each has a renewal option of 10 years. The Hyatt House franchise agreements provide for royalty fees ranging from 3% to 5% of gross rooms revenue and marketing fees of 3.5% of gross rooms revenue. Hyatt may terminate the franchise agreements in the event that the franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

9.    Discontinued Operations

As of December 31, 2012, the Company has four hotel properties classified as held for sale. The four hotels are the Stay Inns located in Lombard, IL; Schaumburg, IL; Woburn, MA and Fort Wayne, IN. As of December 31, 2011, the Company had thirteen properties held for sale, of which nine were sold during 2012. During the year ended December 31, 2012, the Company recognized a net gain on sale of the nine hotels for $2,496.

The following table sets forth the components of discontinued operations for the year ended December 31, 2012 and through period from inception to December 31, 2011:

	2012	2011
Hotel operating revenue	17,155	4,050
Hotel operating expenses	(13,166)	(3,222)
Depreciation	—	—
Amortization of franchise fees	(40)	(10)
Property taxes and insurance	(1,304)	(419)
General and administrative	(155)	(27)
Impairment on hotels classified as held for sale	(2,894)	—
Other charges	—	(26)
Income(loss) from discontinued operations	(404)	346
Realized Gain on sale of assets from discontinued operations	2,496	—

Net Income from discontinued operations	2,092	346

Land and improvements	3,003	21,162
Building and improvements	8,310	45,697
Furniture and equipment	1,834	7,255
Renovations in progress	—	167
Other assets	191	1,155

Total assets held for sale	13,338	75,436

Accounts payable and accrued expenses	639	1,834

Total liabilities hotels held for sale	639	1,834

10.    Related Party Transactions

As of December 31, 2012, all but one of the 55 hotels are managed by IHM. Management, revenue management and accounting fees paid by the Company to IHM for the year ended December 31, 2012 and period from October 27, 2011 (commencement of operations) and December 31, 2011 were $6,562 and $949, respectively. At December 31, 2012 and 2011, the amounts due to IHM were $568 and $499 respectively.

11.    Subsequent Events

The Company has performed an evaluation of subsequent events since the balance sheet date through March 14, 2013, the date of issuance of the financial statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CHATHAM LODGING TRUST

Dated: March 14, 2013	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER Jeffrey H. Fisher	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2013

/s/ DENNIS M. CRAVEN Dennis M. Craven	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

/s/ MILES BERGER	Trustee	March 14, 2013
Miles Berger

/s/ THOMAS J. CROCKER	Trustee	March 14, 2013
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	March 14, 2013
Jack P. DeBoer

/s/ GLEN R. GILBERT	Trustee	March 14, 2013
Glen R. Gilbert

/s/ C. GERALD GOLDSMITH	Trustee	March 14, 2013
C. Gerald Goldsmith

/s/ ROBERT PERLMUTTER	Trustee	March 14, 2013
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	March 14, 2013
Rolf E. Ruhfus

/s/ JOEL F. ZEMANS	Trustee	March 14, 2013
Joel F. Zemans

CHATHAM LODGING TRUST

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of

Chatham Lodging Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 14, 2013

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets:
Investment in hotel properties, net	$426,074	$402,815
Cash and cash equivalents	4,496	4,680
Restricted cash	2,949	5,299
Investment in unconsolidated real estate entities	13,362	36,003
Hotel receivables (net of allowance for doubtful accounts of $28 and $17, respectively)	2,098	2,057
Deferred costs, net	6,312	6,350
Prepaid expenses and other assets	1,930	1,502

Total assets	$457,221	$458,706

Liabilities and Equity:
Debt	$159,746	$161,440
Revolving credit facility	79,500	67,500
Accounts payable and accrued expenses	8,488	10,184
Distributions payable	2,875	2,464

Total liabilities	250,609	241,588

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2012 and 2011	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 13,909,822 and 13,908,907 shares issued and outstanding, respectively at December 31, 2012 and 13,820,854 and 13,819,939 shares issued and outstanding,respectively at December 31, 2011	137	137
Additional paid-in capital	240,355	239,173
Accumulated deficit	(35,491)	(23,220)

Total shareholders’ equity	205,001	216,090

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	1,611	1,028

Total equity	206,612	217,118

Total liabilities and equity	$457,221	$458,706

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

	2012	For the years ended December 31, 2011	2010
Revenue:
Room	$94,566	$70,421	$24,743
Other operating	4,276	2,675	727
Cost reimbursements from unconsolidated real estate entities	1,622	—	—

Total revenue	100,464	73,096	25,470

Expenses:
Hotel operating expenses:
Room	20,957	16,011	5,989
Other operating	34,073	26,156	9,036

Total hotel operating expenses	55,030	42,167	15,025
Depreciation and amortization	14,273	11,971	2,564
Property taxes and insurance	7,088	5,321	1,606
General and administrative	7,565	5,802	3,547
Hotel property acquisition costs	236	7,706	3,189
Reimbursed costs from unconsolidated real estate entities	1,622	—	—

Total operating expenses	85,814	72,967	25,931

Operating income (loss)	14,650	129	(461)
Interest and other income	55	22	193
Interest expense, including amortization of deferred fees	(14,641)	(8,190)	(932)
Loss from unconsolidated real estate entities	(1,439)	(997)	—

Loss before income tax expense	(1,375)	(9,036)	(1,200)
Income tax expense	(75)	(69)	(17)

Net loss	$(1,450)	$(9,105)	$(1,217)

Loss per Common Share — Basic:
Net loss attributable to common shareholders (Note 11)	$(0.12)	$(0.69)	$(0.20)

Loss per Common Share — Diluted:
Net loss attributable to common shareholders (Note 11)	$(0.12)	$(0.69)	$(0.20)

Weighted average number of common shares outstanding:
Basic	13,811,691	13,280,149	6,377,333
Diluted	13,811,691	13,280,149	6,377,333

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

			Additional Paid-In Capital			Noncontrolling Interest in Operating Partnership
					Total Shareholders’ Equity
	Common Shares			Accumulated Deficit			Total Equity
	Shares	Amount
Balance, January 1, 2010	1,000	$—	$10	$—	$10	$—	$10
Issuance of shares, net of offering costs of $13,752	9,125,000	91	168,657	—	168,748	—	168,748
Repurchase of common shares	(1,000)	—	(10)		(10)	—	(10)
Issuance of restricted shares	87,000	—	—	—	—	—	—
Forfeiture of restricted shares	(3,250)	—	—	—	—	—	—
Amortization of share based compensation	—	—	432	—	432	515	947
Dividends declared on common shares ($0 .35 per share)	—	—	—	(3,224)	(3,224)	—	(3,224)
Distributions declared on LTIP units ($0 .35 per unit)	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	(1,217)	(1,217)		(1,217)

Balance, December 31, 2010	9,208,750	$91	$169,089	$(4,441)	$164,739	$425	$165,164

Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Repurchase of vested common shares	(915)	—	(15)	—	(15)	—	(15)
Amortization of share based compensation	—	—	488	—	488	783	1,271
Dividends declared on common shares ($0 .70 per share)	—	—	—	(9,674)	(9,674)	—	(9,674)
Distributions declared on LTIP units ($0 .70 per unit)	—	—	—	—	—	(180)	(180)
Net loss	—	—	—	(9,105)	(9,105)	—	(9,105)

Balance, December 31, 2011	13,819,939	$137	$239,173	$(23,220)	$216,090	$1,028	$217,118

Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	882	—	882	781	1,663
Dividends declared on common shares ($0 .775 per share)	—	—	—	(10,821)	(10,821)	—	(10,821)
Distributions declared on LTIP units ($0 .775 per unit)	—	—	—	—	—	(198)	(198)
Net loss	—	—	—	(1,450)	(1,450)	0	(1,450)

Balance, December 31, 2012	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(1,450)	$(9,105)		$(1,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,198	11,908		2,537
Amortization of deferred franchise fees	75	63		27
Amortization of deferred financiing fees included in interest expense	1,840	1,575		280
Share based compensation	2,003	1,571		1,157
Loss from unconsolidated real estate entities	1,439	997		—
Changes in assets and liabilities:
Hotel receivables	(41)	(1,022)		(336)
Deferred costs	(148)	(96)		(1,218)
Prepaid expenses and other assets	(428)	(633)		(76)
Accounts payable and accrued expenses	(2,603)	3,688		4,120

Net cash provided by operating activities	14,885	8,946		5,274

Cash flows from investing activities:
Improvements and additions to hotel properties	(8,590)	(12,721)		(3,610)
Acquisition of hotel properties, net of cash acquired	(27,998)	(61,981)		(197,525)
Distributions from unconsolidated entities	21,202	—		—
Investment in unconsolidated entities	—	(37,000)		—
Restricted cash	2,350	(821)		(376)

Net cash used in investing activities	(13,036)	(112,523)		(201,511)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	15,800		—
Borrowings on revolving credit facility	38,500	127,500		37,800
Repayments on revolving credit facility	(26,500)	(97,800)		—
Payments on debt	(1,694)	(853)		(101)
Payment of financing costs	(1,452)	(1,543)		(3,799)
Payment of offering costs	(277)	(4,153)		(13,752)
Proceeds from issuance of common shares	—	73,600		182,490
In-substance repurchase of vested common shares	—	(15)		—
Distributions-common shares/units	(10,610)	(9,047)		(1,657)

Net cash (used in) provided by financing activities	(2,033)	103,489		200,981

Net change in cash and cash equivalents	(184)	(88)		4,744
Cash and cash equivalents, beginning of period	4,680	4,768		24

Cash and cash equivalents, end of period	$4,496	$4,680		$4,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,677	$6,197	+$	527
Cash paid for income taxes	$135	$162		$27
Supplemental disclosure of non-cash investing and financing information:

On January 6, 2012, the Company issued 27,592 shares to its independent Trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2011. On January 11, 2011, the Company issued 12,104 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2010.

As of December 31, 2012, the Company has accrued distributions payable of $2,875. These distributions were paid on January 25, 2013 except for $41 related to accrued but unpaid distributions on unvested performance shares (See Note 12). As of December 31, 2011, the Company has accrued distributions payable of $2,464. These distributions were paid on January 27, 2012.

Accrued share based compensation of $300, $300 and $210 are included in Accounts payable and accrued expenses as of December 31, 2012, 2011 and 2010, respectively.

Accrued capital improvements of $869 and $528 are included in Accounts payable and accrued expenses as of December 31, 2012 and 2011, respectively

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

On February 8, 2011, the Company completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million, adding equity capital to the Company’s balance sheet. Using these funds as well as borrowing capacity on its secured revolving credit facility, on July 14, 2011, the Company acquired five hotels for an aggregate purchase price of $195 million, including the assumption of five individual mortgage loans secured by the hotels totaling $134.2 million. Additionally, the Company invested $37.0 million for an approximate 10.3% interest in the JV with Cerberus Capital Management (“Cerberus”) that acquired 64 hotels from Innkeepers USA Trust (“Innkeepers”) on October 27, 2011. The Company accounts for this investment under the equity method.

The Company had no operations prior to the consummation of the IPO. Following the closing of the IPO, the Company contributed the net proceeds from the IPO and the concurrent private placement, as well as the proceeds of the February 2011 offering, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests in the Operating Partnership. Substantially all of the Company’s assets are held by, and all of the Company’s operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as noncontrolling interests on our consolidated balance sheets.

As of December 31, 2012, the Company owned 19 hotels with an aggregate of 2,536 rooms located in 11 states and the District of Columbia and held a minority interest in the JV, which owns 55 hotels comprising an aggregate of 7,282 rooms. To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly owns its interest in 51 of the 55 JV hotels through the Operating Partnership, and owns its interest in the remaining 4 JV hotels through one of its TRS holding companies. All of the JV hotels are leased to TRS Lessees in which the Company indirectly owns a 10.3% minority interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 17 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company manages two of the Company’s wholly owned hotels. All but one of the JV hotels are managed by IHM. One JV hotel is managed by Dimension Development Company.

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

Investment in Hotel Properties

The Company allocates the purchase prices of hotel properties acquired through a business combination based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and two to seven years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2012 and 2011, there were no hotel properties impaired.

The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets if we no longer have significant continuing involvement. As of December 31, 2012, the Company had no hotel properties held for sale.

Investment in Unconsolidated Real Estate Entities

If it is determined that the Company do not have a controlling interest in a joint venture, either through its financial interest in a VIE or in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of its investment in, advances to and commitments for the investee.

Investment in unconsolidated real estate entities are accounted for under the equity method of accounting and the Company records its equity in earnings or losses under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from the joint ventures pursuant to the joint venture agreements. Under this method, the Company recognizes income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.

Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Included in restricted cash on the accompanying consolidated balance sheet at December 31, 2012 are $2.9 million of renovation, property tax and insurance escrows and at December 31, 2011 are $5.3 million of renovation, property tax and insurance escrows. Certain of the hotel mortgage loan agreements require the Company to fund up to 5% of gross hotel revenues on a monthly basis for furnishings, fixtures and equipment and general repair maintenance reserves (“Replacement Reserve”), property tax and/or insurance reserves into an escrow account held by the lender.

Hotel Receivables

Hotel receivables consist of amounts owed by guests staying at the Company’s hotels at year end and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable receivable losses. At December 31, 2012 and 2011, respectively, the allowance for doubtful accounts was $28 thousand and $17 thousand.

Deferred Costs

Deferred costs consist of franchise agreement fees for the Company’s hotels, loan costs related to the Company’s senior secured revolving credit facility and mortgage loans and costs related to the Company’s share offering.

Deferred costs consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Loan costs	$8,462	$7,010
Franchise fees	1,273	1,198
Other	467	116

	10,202	8,324
Less accumulated amortization	(3,890)	(1,974)

Deferred costs, net	$6,312	$6,350

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. Loan costs are recorded at cost and amortized over a straight-line basis, which approximates the effective interest rate method, over the term of the loan. Offering costs of $0.1 million and $0.4 million, classified as “Other” in 2011 and 2012 respectively, will be recorded as a reduction in additional paid-in capital as shares are sold. For the years ended December 31, 2012, 2011 and 2010, amortization expense related to franchise fees of $75 thousand, $62 thousand and $27 thousand , respectively, is included in depreciation and amortization. Amortization expense related to loan costs of $1.8 million, $1.6 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included in interest expense in the consolidated statements of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

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

Share-Based Compensation

The Company measures compensation expense for the restricted share awards based upon the fair market value of its common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company pays dividends on vested and nonvested restricted shares, except for performance based shares, for which dividends on unvested shares are not paid until those shares are vested.

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

Additionally, the Company owns its interest in 51 of the 55 JV hotels through the Operating Partnership and owns its interest in the remaining 4 JV hotels through one of its TRSs. Each TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.

As of December 31, 2012, the Company is no longer subject to U.S federal income tax examinations for years before 2010 and with few exceptions to state examinations before 2010. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provisions for income taxes is required in the Company’s consolidated financial statements as of December 31, 2012. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

Organizational and Offering Costs

The Company expenses organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity as shares are sold. Costs related to the Company’s potential share offerings are included in deferred costs at December 31, 2012 and December 31, 2011, respectively, and will be recorded as a reduction in additional paid-in capital as shares are sold.

Segment Information

We evaluate all of our hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers. Accordingly, we do not report segment information.

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

3.    Acquisition of Hotel Properties

Acquisition of Hotel Properties

On December 27, 2012, the Company acquired the Hampton Inn Portland Downtown, Portland, ME (the “Portland Hotel”) for a purchase price of $28.0 million, plus customary pro-rated amounts and closing costs. The Company funded the acquisition with available cash and borrowings under the Company’s secured revolving credit facility.

The Company incurred acquisition costs of $0.2 million and $7.7 million, respectively, during the years ended December 31, 2012 and 2011.

Hotel Purchase Price Allocation

The following are the allocations of the purchase price of the acquisitions in 2012 and 2011, based on the fair value on the date of acquisition (in thousands):

Portland, ME Acquisition
Acquisition date	12/27/12

Land	$4,315
Building and improvements	22,664
Furniture, fixtures and equipment	1,021
Cash	1
Accounts receivable, net	9
Prepaid expenses and other assets	8
Accounts payable and accrued expenses	(19)

Net assets acquired	$27,999

Net assets acquired, net of cash	$27,998

5 Sisters Acquisition
Acquisition date	07/14/11

Land	$35,231
Building and improvements	150,764
Furniture, fixtures and equipment	7,399
Cash	26
Restricted cash	1,460
Accounts receivable, net	144
Deferred costs, net	1,639
Prepaid expenses and other assets	134
Debt	(134,160)
Accounts payable and accrued expenses	(630)

Net assets acquired	$62,007

Net assets acquired, net of cash	$61,981

The amount of revenue and operating income of the 5 Sisters included in the consolidated income statement for the years ended December 31, 2012 and 2011 are $36.9 million and $17.6 million, respectively, for 2012 and $16.2 million and $7.6 million, respectively, for 2011.

Pro Forma Financial Information (unaudited)

The following condensed unaudited pro forma financial information presents the results of operations as if the hotels acquired in 2010 and 2011 had taken place on January 1, 2010. Since the acquisition of the Portland hotel was not significant, the pro forma numbers presented below do not include the operating results of the Portland hotel prior to the acquisition date. The unaudited pro forma results below exclude acquisition costs of $3.2 million incurred during the year ended December 31, 2011. The pro forma net loss for the year ended December 31, 2010 was adjusted to include these costs. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2010, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	2012	For the years ended December 31, 2011	2010
Pro forma total revenue	$100,464	$91,305	$83,122

Pro forma net loss	$(1,450)	$(9,290)	$(9,079)

Pro forma loss per share:
Basic and diluted	$(0.10)	$(0.67)	$(0.66)
Weighted average Common Shares Outstanding Basic and diluted	13,819,939	13,819,939	13,819,939

As a result of the properties being treated as acquired as of January1, 2010, the Company assumed approximately 13,819,939 shares were issued as of January 1, 2010 to fund the acquisition of the properties. Consequently, the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2010 instead of the actual dates on which the shares were issued, and such shares were treated as outstanding as of the beginning of the periods presented.

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $28 thousand and $17 thousand as of December 31, 2012 and 2011 respectively.

5.    Investment in Hotel Properties

Investment in hotel properties as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land and improvements	$63,428	$60,064
Building and improvements	360,301	332,399
Furniture, fixtures and equipment	21,381	17,469
Renovations in progress	5,145	3,897

	450,255	413,829
Less accumulated depreciation	(24,181)	(11,014)

Investment in hotel properties, net	$426,074	$402,815

6.    Investment in Unconsolidated Entities

On October 27, 2011, the Company acquired a 10.3% interest in the JV with Cerberus. The JV initially acquired 64 properties for a total purchase price of approximately $1.02 billion, including assumption of approximately $675 million of mortgage debt secured by 45 of the hotels with an interest rate of 6.71% and maturing in 2017. The Company’s original investment of $37 million in the JV was funded through borrowings under the Company’s secured revolving credit facility. The Company accounts for this investment under the equity method. During the years ended, December 31, 2012 and 2011, the Company received cash distributions from the JV related to the following (in thousands):

	2012	2011
Cash from operations	$4,368	—
Cash from asset sales	5,076	—
Cash from financing activities	11,759	—

Total	$21,203	—

The Company’s ownership interest in the JV is subject to change in the event that either the Company or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages the JV and will receive a promote interest if the JV meets certain return thresholds. Cerberus may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

In the Company’s 2011 Annual Report on Form 10-K, the Company disclosed the balance sheet and statement of operations of the Innkeepers acquisition based on the preliminary purchase price allocation. Subsequent to the issuance of the Company’s 2011 Annual Report on Form 10-K and within the one year measurement period, new information was obtained about facts and circumstances that existed as of the acquisition date. As such, the purchase price allocation of the Innkeepers acquisition was retroactively adjusted to include the effect of this measurement period adjustment. This measurement period adjustment did not have a material impact on the Company’s financial statements as of December 31, 2011 and for the year then ended. The retroactively adjusted purchase price allocation and Innkeepers balance sheet and statement of operations as of December 31, 2011 and for the period from October 27, 2011 to December 31, 2011 are included in Part IV Item 15 Section 4 Separate Financial Statements of Subsidiaries Not Consolidated in this Form 10-K.

7. Debt

The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by a first-mortgage lien on the underlying properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. The Company’s debt consisted of the following (in thousands):

				Balance Outstanding as of
Collateral	Interest Rate	Maturity Date	12/31/12 Property Carrying Value	December 31, 2012	December 31, 2011
Senior Secured Revolving Credit Facility	2.97%	November 5, 2015	$164,819	$79,500	$67,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	11,195	6,572	6,753
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	12,273	5,104	5,260
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,351	15,450	15,731
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	41,437	32,417	32,417
Residence Inn by Marriott San Diego, CA	5.98%	November 1, 2016	49,373	39,557	39,986
Homewood Suites by Hilton San Antonio, TX	6.03%	October 1, 2016	30,745	18,184	18,380
Doubletree Suite by Hilton Washington, DC	6.03%	October 1, 2016	28,002	19,752	19,960
Residence Inn by Marriott Vienna, VA	6.03%	October 1, 2016	34,744	22,710	22,953

			$392,939	$239,246	$228,940

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

The Company further amended is senior secured revolving credit facility on November 5, 2012. Costs associated with this amendment were approximately $1.2 million. The November 2012 amendment extends the maturity date to November 5, 2015 and includes an option to extend the maturity date by an additional year. Certain other terms have been amended as noted below.

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

At December 31, 2012 and December 31, 2011, the Company had $79.5 million and $67.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. Ten properties in the borrowing base secure borrowings under the credit facility at December 31, 2012. At December 31, 2012, the maximum borrowing availability under the revolving credit facility was $95.0 million. On February 5, 2013, we borrowed an additional $34.5 million under our senior secured revolving credit facility. The funds were used for the acquisition of the Courtyard by Marriott Medical Center on February 5, 2013.

The Company estimates the fair value of its fixed rate debt using an income approach valuation method by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of December 31, 2012 and December 31, 2011 was $168.2 million and $159.4 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2012 and December 31, 2011 was $79.5 million and $67.5 million, respectively. At December 31, 2012, the Company’s consolidated fixed charge coverage ratio was 2.03.

As of December 31, 2012, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of December 31, 2012, for each of the next five calendar years and thereafter as follows (in thousands):

Amount
2013	$1,981
2014	2,106
2015	86,286
2016	134,733
2017	378
Thereafter	13,762

$239,246

8. Income Taxes

The Company’s TRSs are subject to federal and state income taxes (TRS 1 and TRS 2, respectively).

The components of income tax expense for the following periods are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$55	$73	$13
State	19	21	4

Current tax expense	$74	$94	$17

Deferred:
Federal	$1	$(21)	—
State	—	(4)	—

Deferred tax expense	$1	$(25)	—

Total tax expense	$75	$69	$17

The difference between total income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company’s TRSs before taxes were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Book income (loss) before income taxes	$159	$143	$(238)

Statutory rate of 34% applied to pre-tax income	54	48	13
Effect of state and local income taxes, net of federal tax benefit	20	7	4
Other items	1	14	—

Total expense	75	69	17

Effective tax rate	47.17%	48.25%	-7.14%

At December 31, 2012, TRS 1 had a gross deferred tax asset associated with future tax deductions of $0.2 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.1 million as of December 31, 2012 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for December 31, 2012 and 21011. Accordingly, the net deferred tax asset of the Company solely relates to the deferred tax assets generated by TRS 2 during the years ended December 31, 2012 and 2011. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2012 and 2011 are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Deferred tax assets:
Current:
Allowance for doubtful accounts	$5	$6
Net operating loss carryforwards	35	—
Other	229	192
Valuation allowance	(245)	(148)

Deferred tax asset current	24	50

Non-current	—	—
Total book/tax difference fixed assets	—	(25)

Net deferred tax asset	$24	$25

9.    Dividends Declared and Paid

Dividend information for 2012 and 2011 is as follows:

2012 Quarter to which distribution relates	Record Date	Payment Date	Common share distribution amount	Ordinary income	Return of capital
First quarter	3/30/2011	4/27/2012	$0.175	$0.092	$0.083
Second quarter	6/29/2012	7/27/2012	0.200	$0.106	0.094
Third quarter	9/28/2012	10/26/2012	0.200	$0.106	0.094
Fourth quarter	12/31/2012	1/25/2013	0.200	$0.106	0.094

			$0.775	$0.410	$0.365

2011 Quarter to which distribution relates	Record Date	Payment Date	Common share distribution amount	Ordinary income	Return of capital
First quarter	3/31/2011	4/15/2011	$0.175	$0.01	$0.165
Second quarter	6/30/2011	7/15/2011	0.175	$0.01	0.165
Third quarter	9/30/2011	10/14/2011	0.175	$0.01	0.165
Fourth quarter	12/30/2011	1/27/2012	0.175	$0.01	0.165

			$0.700	$0.04	$0.660

For the years ended December 31, 2012 and 2011, approximately 52.9% and 5.7% of the distributions paid to stockholders were considered taxable income and approximately 47.1% and 94.3% were considered a return of capital for federal income tax purposes, respectively.

10.    Shareholders’ Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest (“common shares”), $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by its Board of Trustees.

The Company completed a public offering of 4,600,000 common shares at a $16.00 price per share generating $73.6 million in gross proceeds on February 8, 2011. Net proceeds were approximately $69.4 million after underwriters’ discounts and commissions and other offering costs paid to third parties. As of December 31, 2012, 13,908,907 common shares were outstanding.

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

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2012.

Operating Partnership Units

Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2012 and 2011, there were no Operating Partnership common units held by unaffiliated third parties. At December 31, 2012 and 2011, an aggregate of 257,775 LTIP Units, a special class of operating partnership units, were held by executive officers. The LTIP Units receive per unit distributions equal to the per share distribution paid on common shares.

11.    Earnings Per Share

The two class method is used to determine earnings per share because unvested restricted shares and unvested long-term incentive plan units are considered to be participating shares. The following is a reconciliation of the amounts used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	2012	For the years ended December 31, 2011	2010
Numerator:
Net loss	$(1,450)	$(9,105)	$(1,217)
Dividends paid on unvested shares	(272)	(41)	—

Net loss attributable to common shareholders	$(1,722)	$(9,146)	$(1,217)

Denominator:
Weighted average number of common shares - basic	13,811,691	13,280,149	6,377,333
Effect of dilutive securities:
Unvested shares (1)	—	—	—

Weighted average number of common shares - diluted	13,811,691	13,280,149	6,377,333

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share	$(0.12)	$(0.69)	$(0.20)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share	$(0.12)	$(0.69)	$(0.20)

(1)	Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings (loss) per share, for the periods where a loss has been recorded, because they would have been anti-dulitive for the periods presented.

12.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2012 and 2011, the Company issued 27,592 and 12,104 common shares, respectively, to its independent trustees as compensation for services performed in 2011 and 2010. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. On January 15, 2013, the Company distributed 22,536 common shares to its independent trustees for services performed in 2012. As of December 31, 2012, there were 69,571 common shares available for issuance under the 2010 Equity Incentive Plan.

Restricted Share Awards

On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company on the vesting date. The Company met its criteria for 2012, therefore, on January 15, 2013; the Company issued 17,731 shares to its executive officers. Included in the 61,376 grant of time-based share awards are 8,184 share grants made to certain employees not subject to employment agreements.

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

A summary of the Company’s restricted share awards for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at beginning of the period	51,029	$19.04	76,550	$19.04	87,000	$19.02
Granted	114,567	11.28	—	—	—	—
Vested	(25,519)	19.04	(25,521)	19.04	(7,200)	18.86
Forfeited	—	—	—	—	(3,250)	18.86

Nonvested at end of the period	140,077	$12.70	51,029	$19.04	76,550	$19.04

As of December 31, 2012 and 2011, respectively, there were $1.1 million and $0.7 million of unrecognized compensation costs related to restricted share awards. As of December 31, 2012, these costs were expected to be recognized over a weighted–average period of approximately 1.1 years. For the years ended December 31, 2012, 2011 and 2010, respectively, the Company recognized approximately $0.9 million, $0.5 million and $0.4 million in expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statement of operations. During 2012 and 2011, 25,519 and 25,521 shares vested, respectively.

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

On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with FASB Codification Topic (“ASC”) 718, “Stock Compensation”. On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s then new Chief Financial Officer and 15,435 LTIP units granted to the Company’s former Chief Financial Officer were forfeited. These LTIP Units vest ratably over a five-year period beginning on the date of grant.

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

The Company recorded $0.8 million, $0.8 million and $0.5 million in compensation expense related to the LTIP Units for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $1.8 million of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over 2.3 years, which represents the weighted average remaining vesting period of the LTIP Units. As of December 31, 2012, none of the LTIP Units had reached parity.

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

At the New Rochelle Residence Inn, there are an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves fund for the cost of capital repairs.

Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

The following is a schedule of the minimum future obligation payments required under the ground, air rights and garage leases as of December 31, 2012, for each of the next five calendar years and thereafter (in thousands):

Amount
2013	$205
2014	207
2015	210
2016	212
2017	214
Thereafter	11,445

Total	$12,493

Management Agreements

The management agreements with Concord, the manager of the Altoona, Pennsylvania Courtyard and the Washington, Pennsylvania SpringHill Suites, provide for base management fees equal to 4% of the managed hotel’s gross room revenue. The initial ten-year term of each management agreement expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If the Company were to terminate the management agreements during the first nine years of the term other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.

The Company assumed the existing hotel management agreements in place at six of its hotels — the Boston-Billerica Homewood Suites, Minneapolis-Bloomington Homewood Suites, Nashville-Brentwood Homewood Suites, Dallas Homewood Suites, Hartford-Farmington Homewood Suites and Orlando-Maitland Homewood Suites — all of which were managed by Promus Hotels, Inc., a subsidiary of Hilton Hotels Worldwide (“Hilton”). Each of these management agreements was terminated and new management agreements were entered into with IHM, which is 90% owned by Mr. Fisher during 2012.

All of the remaining hotels are managed by IHM, which is 90% owned by Mr. Fisher. The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues for the Hampton Inn Houston, TX, Residence Inn Holtsville, NY, Residence Inn White Plains, NY, Residence Inn New Rochelle, NY, Homewood Suites Carlsbad, CA and Hampton Inn Portland, ME and a 2.5% of the managed hotel’s gross revenues for the Residence Inn Garden Grove, CA, Residence Inn San Diego, CA, Homewood Suites San Antonio, TX, Doubletree Suites Washington, DC and Residence Inn Tysons Corner, VA and 2% for the six hotels transitioned to IHM from Hilton. Management agreements with IHM also provide for accounting fees of $1,000 per month per hotel, revenue management fees up to $550 per month and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation. Incentive management fees paid by the Company to IHM for the years ended December 31, 2012, 2011 and 2010, respectively, were $16 thousand, $0 thousand and $0 thousand.

Management fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $2.6 million and $2.0 million, respectively, for the years ended December 31, 2012 and 2011, respectively.

Franchise Agreements

One of the Company’s TRS Lessees has entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, for eight Homewood Suites by Hilton® hotels. Each of the hotel franchise agreements has an initial term ranging from 15-18 years. These Hilton hotel franchise agreements provide for a franchise royalty fee up to 6% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.

One of the Company’s TRS Lessees has entered into franchise agreements with Marriott International, Inc., (“Marriott”), relating to our Residence Inn properties in Holtsville, New York, New Rochelle, New York, White Plains, New York, Garden Grove, CA, San Diego, CA and Vienna, VA, its Courtyard property in Altoona, Pennsylvania and our SpringHill Suites property in Washington, Pennsylvania. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2031. None of the agreements have a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, its TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.

One of the Company’s TRS Lessees has entered into franchise agreements with Hampton Inns Franchise LLC, (“Hampton Inns”), relating to the Hampton Inn & Suites® Houston-Medical Center and Hampton Inn® Portland Downtown The franchise agreement for the Houston-Medical Center hotel has an initial term of approximately 10 years and expires on July 31, 2020. The franchise agreement for the Portland hotel has an initial term of approximately 20 years and expires on February 29, 2032.The Hampton Inns franchise agreement provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fees ranging from 5% to 6% of the hotel’s gross rooms revenue. None of the agreements have a renewal option. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.

One of the Company’s TRS lessees has entered into a franchise agreement with Doubletree Franchise LLC (“Doubletree”), relating to the Doubletree Guest Suites by Hilton in Washington, DC. The new hotel franchise agreement has an initial term of 10 years and will expire on July 31, 2021. The franchise agreement is non-renewable. The Doubletree hotel franchise agreement provides for a franchise royalty fee equal to 5% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Doubletree franchise agreement generally has no termination rights unless the franchisee fails to cure an event of default in accordance with the franchise agreements. The Doubletree franchise agreement was terminated on January 31, 2013 and is expected to be re-branded as a Residence Inn by Marriott in May 2013.

Franchise fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $7.5 million and $5.6 million, respectively, for the years ended December 31, 2012 and 2011, respectively.

14.    Related Party Transactions

Mr. Fisher owns 90% of IHM. The Company has hotel management agreements with IHM to manage 17 of its hotels as of December 31, 2012. During 2012, the Company terminated the management agreements of six hotels previously operated by Hilton and entered into new management agreements with IHM under generally the same fee structure as the Hilton agreements and terms consistent with the other IHM agreements. Of the 55 hotels owned by the JV, 54 are managed by IHM. Management and accounting fees paid by the Company to IHM for the years ended December 31, 2012 and 2011 were $2.3 million and $1.3 million, respectively. At December 31, 2012 and December 31, 2011, the amounts due to IHM were $0.4 and $0.3 million, respectively.

Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the JV. These costs relate primarily to payroll costs at the JV where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JV are recorded based upon the occurrence of a reimbursed activity.

Mr. Fisher entered into a participation agreement with Cerberus by which Mr. Fisher acquired a less than 1% non-voting interest in the Cerberus percentage ownership of the JV.

15.    Quarterly Operating Results (unaudited)

	Quarter Ended - 2012
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$22,827	$26,359	$27,002	$16,850
Total operating expenses	20,180	21,943	21,774	21,917
Operating income	2,647	4,416	5,228	2,359
Net income (loss) attributable to common shareholders	(1,731)	1,157	1,498	(2,374)
Income (loss) per common share, basic and diluted (1)	(0.13)	0.08	0.10	(0.18)

Weighted average number of common shares outstanding:
Basic	13,794,986	13,810,190	13,819,371	13,822,021
Diluted	13,794,986	13,908,907	13,908,907	13,908,907

	Quarter Ended- 2011
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$12,487	$14,902	$23,578	$22,129
Total operating expenses	11,737	16,190	21,390	23,650
Operating income (loss)	750	(1,288)	2,188	(1,521)
Net loss attributable to common shareholders	(19)	(1,936)	(955)	(6,195)
Loss per common share, basic and diluted (1)	0.00	(0.14)	(0.07)	(0.45)

Weighted average number of common shares outstanding:
Basic	11,800,771	13,757,449	13,766,297	13,768,910
Diluted	11,800,771	13,757,449	13,766,297	13,768,910

(1)	The sum of per share amounts for the four quarters may differ from the annual per share amounts due to the required method of computing weighted-average number of common shares outstanding in the respective periods.

16.    Subsequent Events

On January 10, 2013, the Hampton Inn – Portland, Maine hotel was added to the secured revolving credit facility borrowing base.

On January 14, 2013, the Company completed a follow-on common share offering that resulted in the sale of 3,500,000 common shares at $14.70 per share, generating gross proceeds of $51.5 million. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $49.1 million. The funds were used to pay down $47.5 million of debt on its secured revolving credit facility.

On January 18, 2013, the Company refinanced the mortgage loans for the Residence Inn Tysons Corner and the Homewood Suites San Antonio hotel. The Residence Inn Tysons Corner loan amount is $24.2 million at an interest rate of 4.49%. The Homewood Suites San Antonio hotel loan amount is $17.7 million at an interest rate of 4.59%. Both loans have a 10 year term and a 30 year amortization payment schedule. There were no prepayment penalties incurred with these transactions. Costs to complete these transactions were $0.3 million.

On January 31, 2013, the Company paid off the mortgage loan for the Doubletree Suites Washington, DC for approximately $19.7 million. There was no prepayment penalty or significant costs incurred with this transaction.

On January 31, 2013, the underwriters’ option to purchase additional shares associated with the January 14, 2013 offering were exercised for 92,677 shares at $14.70 per common share, generating gross proceeds of $1.4 million. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $1.3 million.

On February 1, 2013, the Company refinanced the mortgage loan for the Residence Inn Mission Valley in San Diego, CA. The loan amount is $30.9 million at an interest rate of 4.66%. The loan has a 10 year term and a 30 year amortization payment schedule. There was no prepayment penalty or significant costs incurred with this transaction.

On February 5, 2013, the Company acquired the Courtyard by Marriott Houston Medical Center hotel for approximately $34.8 million, plus customary pro-rated amounts and closing costs. The purchase was paid from available cash and an additional borrowing under the secured revolving credit facility on February 5, 2013. The hotel will be managed by IHM.

CHATHAM LODGING TRUST

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acqui- sition	Encum- brances	Land Improve- ments	Buildings & Improve- ments	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improve- ments	Land	Buildings & Impro vements	Total	Bldg & Impro vements	Accum ulated Depre ciation	Year of Original Const ruction	Depre ciation Life
Homewood Suites Orlando — Maitland, FL	2010	(1)	$1,800	$7,200	$34	$1,061	$1,834	$8,261	$10,095	$8,261	$568	2000	40 Years
Homewood Suites Boston — Billerica, MA	2010	(1)	1,470	10,555	36	907	1,506	11,462	12,968	11,462	851	1999	40 Years
Homewood Suites Minneapolis—Mall of America, Bloomington,	2010	(1)	3,500	13,960	19	888	3,519	14,848	18,367	14,848	1,080	1998	40 Years
Homewood Suites Nashville — Brentwood, TN	2010	(1)	1,525	9,300	12	721	1,537	10,021	11,558	10,021	737	1998	40 Years
Homewood Suites Dallas — Market Center, Dallas, TX	2010	(1)	2,500	7,583	17	887	2,517	8,470	10,987	8,470	648	1998	40 Years
Homewood Suites Hartford — Farmington, CT	2010	(1)	1,325	9,375	92	885	1,417	10,260	11,677	10,260	766	1999	40 Years
Hampton Inn & Suites Houston — Houston, TX	2010	(1)	3,200	12,709	—	548	3,200	13,257	16,457	13,257	828	1997	40 Years
Residence Inn Holtsville — Holtsville, NY	2010	(1)	2,200	18,765	—	724	2,200	19,489	21,689	19,489	1,187	2004	40 Years
Courtyard Altoona — Altoona, PA	2010	6,572	—	10,730	—	840	—	11,570	11,570	11,570	689	2001	40 Years
SpringHill Suites Washington — Washington, PA	2010	5,104	1,000	10,692	—	697	1,000	11,389	12,389	11,389	680	2000	40 Years
Residence Inn White Plains — White Plains, NY	2010	(1)	2,200	17,677	—	1,095	2,200	18,772	20,972	18,772	1,043	1982	40 Years
Residence Inn New Rochelle — New Rochelle, NY	2010	15,450	—	20,281	—	886	—	21,167	21,167	21,167	1,257	2000	40 Years
Homewood Suites Carlsbad — Carlsbad, CA	2010	(1)	3,900	27,520	—	82	3,900	27,602	31,502	27,602	1,491	2008	40 Years
Residence Inn Garden Grove — Garden Grove, CA	2011	32,417	7,109	35,484	—	61	7,109	35,545	42,654	35,545	1,307	2003	40 Years
Residence Inn Mission Valley — San Diego, CA	2011	39,557	9,652	39,535	—	85	9,652	39,620	49,272	39,620	1,459	2003	40 Years
Homewood Suites San Antonio — San Antonio, TX	2011	18,184	5,905	24,764	2	72	5,907	24,836	30,743	24,836	917	1996	40 Years
Doubletree Suites Washington DC — Washington, DC	2011	19,752	5,981	22,063	—	58	5,981	22,121	28,102	22,121	817	1974	40 Years
Residence Inn Tyson's Corner — Vienna, VA	2011	22,710	5,634	28,917	—	30	5,634	28,947	34,581	28,947	1,065	2001	40 Years
Hampton Inn Portland Downtown — Portland, ME	2012	—	4,315	22,664	—	—	4,315	22,664	26,979	22,664	8	2011	40 Years

Grand Total(s)			$63,216	$349,774	$212	$10,527	$63,428	$360,301	$423,729	$360,301	$17,398

(1) This property is pledged as collateral to borrowings made under the revolving credit facility obtained on October 12, 2010, which had outstanding borrowings of $79,500 as of December 31, 2012.

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:

	2012	2011	2010
Balance at the beginning of the year	$392,463	$200,974	$—
Acquisitions	26,979	185,995	200,967
Dispositions during the year	(951)	—	—
Capital expenditures and transfers from construction-in-progress	5,238	5,494	7

Investment in Real Estate	$423,729	$392,463	$200,974

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:
Balance at the beginning of the year	$8,394	$1,901	$—
Depreciation and amortization	9,004	6,493	1,901

Balance at the end of the year	$17,398	$8,394	$1,901

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $426,074 as of December 31, 2012.