Form 10-Q
period 2013-03-31
Chatham Lodging Trust
filed 2013-05-09
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34693

CHATHAM LODGING TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Cocoanut Row, Suite 211
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2013
Common Shares of Beneficial Interest ($0.01 par value per share)	17,582,235

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Investment in hotel properties, net	$460,545	$426,074
Cash and cash equivalents	5,145	4,496
Restricted cash	2,268	2,949
Investment in unconsolidated real estate entities	12,731	13,362
Hotel receivables (net of allowance for doubtful accounts of $34 and $28, respectively)	1,983	2,098
Deferred costs, net	5,299	6,312
Prepaid expenses and other assets	2,434	1,930

Total assets	$490,405	$457,221

Liabilities and Equity:
Debt	$132,120	$159,746
Revolving credit facility	96,500	79,500
Accounts payable and accrued expenses	8,695	8,488
Distributions payable	1,284	2,875

Total liabilities	238,599	250,609

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2013 and December 31, 2012	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 17,583,595 and 17,582,235 shares issued and outstanding, respectively, at March 31, 2013 and 13,909,822 and 13,908,907 shares issued and outstanding, respectively, at December 31, 2012	174	137
Additional paid-in capital	290,689	240,355
Accumulated deficit	(40,809)	(35,491)

Total shareholders’ equity	250,054	205,001

Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	1,752	1,611

Total equity	251,806	206,612

Total liabilities and equity	$490,405	$457,221

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2013	2012
Revenue:
Room	$24,235	$21,583
Other operating	1,161	839
Cost reimbursements from unconsolidated real estate entities	383	405

Total revenue	25,779	22,827

Expenses:
Hotel operating expenses:
Room	5,551	4,973
Other operating	9,161	8,014

Total hotel operating expenses	14,712	12,987
Depreciation and amortization	3,756	3,339
Property taxes and insurance	1,987	1,633
General and administrative	1,982	1,777
Hotel property acquisition costs and other charges	177	39
Reimbursed costs from unconsolidated real estate entities	383	405

Total operating expenses	22,997	20,180

Operating income	2,782	2,647
Interest and other income	5	1
Interest expense, including amortization of deferred fees	(2,841)	(3,847)
Loss on early extinguishment of debt	(933)	—
Loss from unconsolidated real estate entities	(631)	(565)

Loss before income tax benefit	(1,618)	(1,764)
Income tax benefit	—	33

Net loss	$(1,618)	$(1,731)

Loss per Common Share - Basic:
Net loss attributable to common shareholders (Note 11)	$(0.10)	$(0.13)

Loss per Common Share - Diluted:
Net loss attributable to common shareholders (Note 11)	$(0.10)	$(0.13)

Weighted average number of common shares outstanding:
Basic	17,212,124	13,794,986
Diluted	17,212,124	13,794,986

Distributions per common share:	$0.21	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

	Common Shares		Additional Paid - In	Accumulated	Total Shareholders’	Noncontrolling Interest in Operating	Total
	Shares	Amount	Capital	Deficit	Equity	Partnership	Equity
Balance, January 1, 2012	13,819,939	$137	$239,173	$(23,220)	$216,090	$1,028	$217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	170	—	170	195	365
Dividends declared on common shares ($0.175 per share)	—	—	—	(2,443)	(2,443)	—	(2,443)
Distributions declared on LTIP units ($0.175 per unit)	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	(1,731)	(1,731)	—	(1,731)

Balance, March 31, 2012	13,908,907	$137	$239,643	$(27,394)	$212,386	$1,178	$213,564

Balance, January 1, 2013	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $3,040	3,592,677	37	49,736	—	49,773	—	49,773
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	268	—	268	195	463
Dividends declared on common shares ($0.21 per share)	—	—	—	(3,700)	(3,700)	—	(3,700)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	(1,618)	(1,618)	—	(1,618)

Balance, March 31, 2013	17,582,235	$174	$290,689	$(40,809)	$250,054	$1,752	$251,806

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,618)	$(1,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,737	3,321
Amortization of deferred franchise fees	19	18
Amortization of deferred financing fees included in interest expense	308	472
Loss on early extinguishment of debt	933	—
Loss on write-off of deferred franchise fee	64	—
Share based compensation	548	440
Loss from unconsolidated real estate entities	631	565
Changes in assets and liabilities:
Hotel receivables	115	54
Deferred tax asset	—	(33)
Deferred costs	369	14
Prepaid expenses and other assets	(504)	(312)
Accounts payable and accrued expenses	94	(2,772)

Net cash provided by operating activities	4,696	36

Cash flows from investing activities:
Improvements and additions to hotel properties	(3,078)	(1,979)
Acquisition of hotel properties, net of cash acquired	(34,764)	—
Distributions from unconsolidated entities	—	13,095
Restricted cash	681	1,630

Net cash provided (used in) investing activities	(37,161)	12,746

Cash flows from financing activities:
Borrowings on revolving credit facility	66,500	5,000
Repayments on revolving credit facility	(49,500)	(10,500)
Payments on debt	(354)	(450)
Proceeds from the issuance of debt	72,858	—
Principal prepayment of mortgage debt	(100,130)	—
Payment of financing costs	(680)	(54)
Payment of offering costs	(3,040)	(152)
Proceeds from issuance of common shares	52,812	—
In-substance repurchase of vested common shares	(7)	—
Distributions-common shares/units	(5,345)	(2,464)

Net cash provided by (used in) financing activities	33,114	(8,620)

Net change in cash and cash equivalents	649	4,162
Cash and cash equivalents, beginning of period	4,496	4,680

Cash and cash equivalents, end of period	$5,145	$8,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,736	$3,348
Cash paid for income taxes	$50	$—

Supplemental disclosure of non-cash investing and financing information:

On January 15, 2013, the Company issued 22,536 shares to its independent Trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2012. On January 6, 2012, the Company issued 27,592 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2011.

As of March 31, 2013, the Company had accrued distributions payable of $1,284 thousand. These distributions were paid on April 26, 2013 except for $35 thousand related to accrued but unpaid distributions on unvested performance shares (See Note 12). As of March 31, 2012, the Company had accrued distributions payable of $2,488 thousand. These distributions were paid on April 27, 2012 except for $9 thousand related to accrued but unpaid distributions on unvested performance shares.

Accrued share based compensation of $84 is included in Accounts payable and accrued expenses as of March 31, 2013 and 2012.

Accrued capital improvements of $366 and $1,160 are included in Accounts payable and accrued expenses as of March 31, 2013 and 2012, respectively.

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

On January 14, 2013, the Company completed a follow-on common share offering generating gross proceeds of $51.4 million and net proceeds of approximately $48.4 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million. Proceeds from the offerings were used to repay debt under the Company’s secured revolving credit facility, debt incurred in connection with the acquisition of the Hampton Inn Portland Downtown-Waterfront hotel in Portland, ME (the “Portland Hotel”) and the Courtyard by Marriott Houston Medical Center hotel in Houston, TX (the “Houston CY Hotel”).

The net proceeds from offerings are contributed, to Chatham Lodging, L.P. (the “Operating Partnership”) in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as non-controlling interests on our consolidated balance sheets.

As of March 31, 2013, the Company owned 20 hotels with an aggregate of 2,733 rooms located in 11 states and the District of Columbia and held a 10.3% noncontrolling interest in a joint venture (the “JV”) with Cerberus Capital Management (“Cerberus”), which owns 54 hotels comprising an aggregate of 7,154 rooms. To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly owns its interest in 51 of the 54 JV hotels through the Operating Partnership, and owns its interest in the remaining 3 JV hotels through one of its TRS holding companies. All of the JV hotels are leased to TRS Lessees, in which the Company indirectly owns a 10.3% noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Fisher, manages 18 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company manages two of the Company’s wholly owned hotels. As of March 31, 2013, all of the JV hotels are managed by IHM. One JV hotel transitioned management to IHM on January 1, 2013 from an independent manager.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors including the timing of the acquisition of hotels.

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.	Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted the new guidance on January 1, 2013 and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

4.	Acquisition of Hotel Properties

Acquisition of Hotel Properties

On February 5, 2013, the Company acquired the 197-room Houston CY Hotel for a purchase price of $34.8 million, plus customary pro-rated amounts and closing costs. The Company funded the acquisition with available cash and borrowings under the Company’s secured revolving credit facility.

The Company incurred acquisition costs of $0.2 million and $39 thousand, respectively, during the three months ended March 31, 2013 and 2012.

Hotel Purchase Price Allocation

The allocation of the purchase price of the hotel, based on the fair value on the date of acquisition was (in thousands):

Houston CY, TX Acquisition
Acquisition date	02/05/13

Land	$5,600
Building and improvements	27,350
Furniture, fixtures and equipment	1,800
Cash	3
Accounts receivable, net	7
Prepaid expenses and other assets	10
Accounts payable and accrued expenses	(3)

Net assets acquired	$34,767

Net assets acquired, net of cash	$34,764

Pro Forma Financial Information

The following condensed unaudited pro forma financial information presents the results of operations as if the hotels acquired in the three months ended March 31, 2013 and 2012 had taken place on January 1, 2012. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2012, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended March 31,
	2013	2012
Pro forma total revenue	$26,386	$24,697

Pro forma net loss	$(1,754)	$(1,624)

Pro forma loss per share:
Basic and diluted	$(0.10)	$(0.09)
Weighted average Common Shares Outstanding
Basic and diluted	17,582,235	17,582,235

5.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $34 thousand and $28 thousand as of March 31, 2013 and December 31, 2012, respectively.

6.	Investment in Hotel Properties

Investment in hotel properties as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land and improvements	$69,546	$63,428
Building and improvements	387,942	360,301
Furniture, fixtures and equipment	23,779	21,381
Renovations in progress	7,189	5,145

	488,456	450,255
Less accumulated depreciation	(27,911)	(24,181)

Investment in hotel properties, net	$460,545	$426,074

7.	Investment in Unconsolidated Entities

The Company owns a 10.3% interest in the JV. The Company accounts for this investment under the equity method. During the three months ended March 31, 2013 and 2012, the Company received cash distributions from the JV related to the following (in thousands):

	For the three months ended March 31,
	2013	2012
Cash from operations	$—	$1,336
Cash from financing activities	—	11,759

Total	$—	$13,095

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

The JV incurred $12.1 million and $12.2 million in depreciation expense during the three months ended March 31, 2013 and 2012, respectively. The following table sets forth the components of net loss, including the Company’s share, related to the JV for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31,
	2013	2012
Revenue	$61,292	$62,972
Total operating expenses	36,830	38,727

Operating income	$24,462	$24,245

Net loss	$(6,136)	$(5,493)

Chatham’s 10.3% interest of net loss reported as Loss from unconsolidated real estate entities	$(631)	$(565)

8.	Debt

The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	03/31/13 Property Carrying Value	Balance Outstanding as of
				March 31, 2013	December 31, 2012
Senior Secured Revolving Credit Facility	2.96%	November 5, 2015	$191,229	$96,500	$79,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	11,100	6,523	6,572
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	12,157	5,062	5,104
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,185	15,374	15,450
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	41,226	32,417	32,417
Residence Inn by Marriott San Diego, CA (3)	4.66%	February 6, 2023	49,241	30,889	39,557
Homewood Suites by Hilton San Antonio, TX (1)	4.59%	February 6, 2023	31,130	17,652	18,184
Doubletree Suites by Hilton Washington, DC	6.03%	(2)	—	—	19,752
Residence Inn by Marriott Vienna, VA (1)	4.49%	February 6, 2023	34,606	24,203	22,710

			$390,874	$228,620	$239,246

(1)	On January 18, 2013, the Company refinanced the mortgage loans for the Homewood Suites San Antonio hotel and the Residence Inn Tysons Corner hotel. Both loans have a 10-year term and a 30-year amortization payment schedule.
(2)	On January 31, 2013, the Company paid off the mortgage loan for the Doubletree Suites Washington, DC hotel.
(3)	On February 1, 2013, the Company refinanced the mortgage for the Residence Inn San Diego hotel. The loan has a 10-year term and a 30-year amortization payment schedule.

The senior secured credit facility key terms are as follows:

Facility amount	$95 million
Accordion feature	Additional $20 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x

At March 31, 2013 and December 31, 2012, the Company had $96.5 million and $79.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. Eleven properties in the borrowing base secured borrowings under the credit facility at March 31, 2013. At March 31, 2013, the maximum borrowing availability under the revolving credit facility was $115.0 million.

The Company estimates the fair value of its fixed rate debt using an income approach valuation method by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of March 31, 2013 and December 31, 2012 was $138.3 million and $168.2 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2012 and December 31, 2011 was $96.5 million and $79.5 million, respectively. At March 31, 2013, the Company’s consolidated fixed charge coverage ratio was 2.03.

As of March 31, 2013, the Company was in compliance with all of its financial covenants. Future scheduled principal payments of debt obligations as of March 31, 2013, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2013 (remaining nine months)	$1,291
2014	1,871
2015	103,020
2016	39,961
2017	1,705
Thereafter	80,772

$228,620

9.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under one of two TRS holding companies that are treated separately for income tax purposes (TRS 1 and TRS 2).

The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended March 31
	2013	2012
Federal	$—	(26)
State	—	(7)

Tax expense (benefit)	$—	(33)

At March 31, 2013, TRS 1 had a gross deferred tax asset associated with future tax deductions of $0.6 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.1 million as of March 31, 2013 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for March 31, 2013.

10.	Dividends Declared and Paid

The Company declared total common share dividends of $0.21 per share and distributions on long-term incentive plan (“LTIP”) units of $0.21 per unit for the three months ended March 31, 2013. The dividends and distributions were as follows:

2013	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2013	2/22/2013	$0.07	$0.07
February	2/28/2013	3/29/2013	$0.07	$0.07
March	3/29/2013	4/26/2013	$0.07	$0.07

			$0.21	$0.21

11.	Earnings Per Share

The two class method is used to determine earnings per share because unvested restricted shares and unvested long-term incentive plan units are considered to be participating shares. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended March 31,
	2013	2012
Numerator:
Net loss	$(1,618)	$(1,731)
Dividends paid on unvested shares and units	(78)	(20)

Net loss attributable to common shareholders	$(1,696)	$(1,751)

Denominator:
Weighted average number of common shares - basic	17,212,124	13,794,986
Effect of dilutive securities:
Unvested shares (1)	—	—

Weighted average number of common shares - diluted	17,212,124	13,794,986

Basic Loss per Common Share:
Net loss attributable to common shareholders per weighted average common share	$(0.10)	$(0.13)

Diluted Loss per Common Share:
Net loss attributable to common shareholders per weighted average common share	$(0.10)	$(0.13)

(1)	Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.

12.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2013 and 2012, the Company issued 22,536 and 27,592 common shares, respectively, to its independent trustees as compensation for services performed in 2012 and 2011. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 4,844 common shares had this liability classified award been satisfied as of March 31, 2013. As of March 31, 2013, there were 6,206 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards

On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company on the vesting date. The Company met its criteria for 2012, therefore, on January 15, 2013 the Company issued 17,731 shares to its executive officers. Included in the 61,376 grant of time-based share awards are 8,184 share grants made to certain employees not subject to employment agreements. On January 29, 2013, the Company granted 40,829 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan that will vest over a three-year period.

The Company measures compensation expense for time-based vesting restricted share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2012, compensation expense is based on a valuation of $10.20 per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on nonvested time-based restricted shares. Dividends for performance-based shares are accrued and paid annually only if and to the extent that long-term performance criteria established by the Board are met and the recipient remains employed by the Company.

A summary of the Company’s restricted share awards for the three months ended March 31, 2013 and year ended December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at beginning of the period	140,077	$12.70	51,029	$19.04
Granted	40,829	15.92	114,567	11.28
Vested	(38,190)	11.28	(25,519)	19.04

Nonvested at end of the period	142,716	$14.00	140,077	$12.70

As of March 31, 2013 and December 31, 2012, there were $1.5 million and $1.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2013, these costs were expected to be recognized over a weighted–average period of approximately 1.3 years. For the three months ended March 31, 2013 and 2012, the Company recognized approximately $0.3 million and $0.2 million, respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Long-Term Incentive Plan Units

The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP Units for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, there was $1.6 million and $1.8 million, respectively, of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 2.1 years, which represents the weighted average remaining vesting period of the LTIP Units. As of March 31, 2013, none of the LTIP Units had reached parity.

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

At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs.

Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of March 31, 2013, for the remainder of 2013 and for each of the next four calendar years and thereafter (in thousands):

Amount
2013 (remaining nine months)	$154
2014	207
2015	210
2016	212
2017	214
Thereafter	11,445

Total	$12,442

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

The Company assumed hotel management agreements in place at six hotels the Company acquired in 2010 — the Boston-Billerica Homewood Suites, Minneapolis-Bloomington Homewood Suites, Nashville-Brentwood Homewood Suites, Dallas Homewood Suites, Hartford-Farmington Homewood Suites and Orlando-Maitland Homewood Suites — all of which were managed by Promus Hotels, Inc., a subsidiary of Hilton Hotels Worldwide (“Hilton”). During 2012, each of these management agreements was terminated and new management agreements were entered into with IHM, which is 90% owned by Mr. Fisher.

All of the remaining hotels are managed by IHM, which is 90% owned by Mr. Fisher. The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues for the Hampton Inn Houston, TX, Residence Inn Holtsville, NY, Residence Inn White Plains, NY, Residence Inn New Rochelle, NY, Homewood Suites Carlsbad, CA, Portland Hotel and Houston CY Hotel and 2.5% of the managed hotel’s gross revenues for the Residence Inn Garden Grove, CA, Residence Inn San Diego, CA, Homewood Suites San Antonio, TX, Doubletree Suites Washington, DC and Residence Inn Tysons Corner, VA and 2% for the six hotels transitioned to IHM from Hilton. Management agreements with IHM also provide for accounting fees of $1,000 per month per hotel, revenue management fees up to $550 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Management fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $0.7 million and $0.6 million, respectively, for the three months ended March 31, 2013 and 2012, respectively.

Franchise Agreements

One of the Company’s TRS Lessees has entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, for eight Homewood Suites by Hilton hotels. Each of the hotel franchise agreements has an initial term ranging from 15-18 years and will expire between 2025 and 2028. These Hilton hotel franchise agreements provide for a franchise royalty fee up to 6% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.

One of the Company’s TRS Lessees has entered into franchise agreements with Marriott International, Inc., (“Marriott”), relating to six Residence Inn properties, two Courtyard properties and the SpringHill Suites property. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2031. None of the agreements have a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from

2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, its TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.

One of the Company’s TRS Lessees has entered into franchise agreements with Hampton Inns Franchise LLC, (“Hampton Inns”), for two Hampton Inn & Suites®. The franchise agreement for the Houston CY Hotel has an initial term of approximately 10 years and expires on July 31, 2020. The franchise agreement for the Portland Hotel has an initial term of approximately 20 years and expires on February 29, 2032. The Hampton Inns franchise agreement provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a monthly royalty fees ranging from 5% to 6% of the hotel’s gross rooms revenue. None of the agreements have a renewal option. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.

One of the Company’s TRS lessees entered into a franchise agreement with Doubletree Franchise LLC (“Doubletree”), relating to the Doubletree Guest Suites by Hilton in Washington, DC. The Doubletree franchise agreement was terminated on January 31, 2013 for zero costs and is expected to be re-branded as a Residence Inn by Marriott in May 2013.

Franchise fees are recorded within hotel other operating expenses on the consolidated statements of operations and totaled approximately $1.9 million and $1.7 million, respectively, for the three months ended March 31, 2013 and 2012, respectively.

14.	Related Party Transactions

Mr. Fisher owns 90% of IHM. As of March 31, 2013, the Company has hotel management agreements with IHM to manage 18 of its hotels, increased from agreements to manage 17 of the Company’s wholly-owned hotels as of December 31, 2012. Of the 54 hotels owned by the JV, all are managed by IHM. Hotel and revenue management and accounting fees paid to IHM for the three months ended March 31, 2013 and 2012 were $0.7 million and $0.4 million, respectively. At March 31, 2013 and December 31, 2012, the amounts due to IHM were $0.4 and $0.4 million, respectively.

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

During 2012, Mr. Fisher entered into a participation agreement with Cerberus by which Mr. Fisher acquired a less than 1% non-voting interest in the Cerberus percentage ownership of the JV.

15.	Subsequent Events

On January 10, 2013, Chatham Lodging, LP and CRE Torrance Inn Member, LLC entered into a joint venture agreement to create Torrance Inn JV, LLC (the “Torrance JV”). The Company’s $1.6 million investment represents an approximate 5% interest in the Torrance JV and was funded from available cash. On April 17, 2013, the Torrance JV acquired the Residence Inn by Marriott Torrance located at 3701 Torrance Blvd, Torrance, CA 90503, for $31.0 million, plus customary pro-rated amounts and closing costs. The hotel will be managed by Marriott International.

On April 25, 2013, the Company obtained a $20.0 million mortgage loan secured by the Houston CY Hotel. The loan incurs interest at a rate of 4.18%. The loan has a 10-year term and 30-year amortization payment schedule.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012. In this report, we used the terms “the Company, “we” or “our” to refer to Chatham Lodging Trust and its subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated elsewhere in this report.

Overview

We are a self-advised hotel investment company organized in October 2009 that commenced operations in April 2010. Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Hyatt® Summerfield Suites, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.

We focus on premium-branded, select-service hotels in high growth markets with high barriers to entry concentrated primarily in the 25 largest metropolitan markets in the United States.

Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, during what we believe are the early stages of the lodging cycle recovery, we and our Board of Trustees are comfortable at levels in excess of that amount. We intend to de-lever over time from our current level of approximately 45%, which is down from 51% at December 31, 2012 as we increase our investment portfolio.

Future growth through acquisitions will be funded by issuances of both common and preferred shares, draw-downs under our available credit facility, the incurrence or assumption of individually secured hotel debt or, potentially, proceeds from dispositions of assets or distributions from our 10.3% investment in INK Acquisition, LLC and Affiliates with Cerberus Capital Management (“Cerberus”) that owns 54 hotels (the “JV”) as of March 31, 2013.

We believe 2013 and beyond will offer attractive growth for the industry and for us because lodging demand is projected to surpass supply growth for the next few years. Increased demand is correlative to economic growth in the U.S. and with Gross Domestic Product (“GDP”) expected to grow, demand should increase. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

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

We evaluate the hotels in our portfolio and potential acquisitions using these metrics to determine each hotel’s contribution toward providing income to our shareholders through increases in distributable cash flow and increasing long-term total returns through appreciation in the value of our common shares. RevPAR, ADR and Occupancy are hotel industry measures commonly used to evaluate operating performance. RevPAR, which is calculated as total room revenue divided by total number of available rooms, is an important metric for monitoring hotel operating performance, and more specifically hotel revenue.

“Non-GAAP Financial Measures” provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations

Industry outlook

We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is forecast to grow in 2013 and unemployment is forecast to continue its decline. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, industry RevPAR in 2012 was up 6.8% and was up 6.4% year to date through March 31, 2013. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 5-6% in 2013 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, most expect ADR growth to comprise most of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 4.5% in 2013 with ADR comprising most of our RevPAR growth. Most expect RevPar to continue to grow in 2013, albeit at levels less than what the industry experienced in 2011 and 2012.

Comparison of the Three Months Ended March 31, 2013 (“2013”) to the Three Months Ended March 31, 2012 (“2012”)

Results of operations for the three months ended March 31, 2013 include the operating activities of our 20 wholly-owned hotels and our investment in the JV. We owned 18 hotels at March 31, 2012. Accordingly, the comparisons below are influenced by the fact that 2 hotels were not owned by us for the first quarter of 2012.

As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2013 and 2012 was up 6.4% and up 7.9%, for the comparative 3 months in the prior year, respectively. RevPAR at our hotels was up 4.2% and 12.5%, respectively, in the 2013 and 2012 periods. Our RevPAR performance in the first quarter of 2013 was adversely impacted by renovations that occurred at three of our hotels, especially our Washington, D.C. hotel, which operated without a brand for two months in the quarter while we rebrand the hotel to a Residence Inn.

Revenues

Total revenue was $25.8 million for the quarter ended March 31, 2013 compared to total revenue of $22.8 million for the 2012 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $24.2 and $21.6 million for the quarters ended March 31, 2013 and 2012, respectively. ADR at our hotels was up 3.9% as was occupancy, which rose 0.3% for the quarter.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Occupancy	76.3%	76.0%
ADR	$132.17	$127.25
RevPar	$100.83	$96.77

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1.2 and $0.8 million for the quarters ended March 31, 2013 and 2012, respectively. As a percentage of total revenue, other operating revenue was 4.6% and 3.7%, respectively, for the quarters ended March 31, 2013 and 2012.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $0.4 million and $0.4 million for the quarters ended March 31, 2013 and 2012, respectively.

Hotel Operating Expenses

Hotel operating expenses increased $1.7 million to $14.7 million for the three months ended March 31, 2013 compared to $13.0 million for the three months ended March 31, 2012. As a percentage of total revenue, hotel operating expenses were 57% for 2013 and 58% for 2012, which decrease is expected as ADR grows year over year. Room expenses, which are the most significant component of hotel operating expenses, increased $0.6 million from $5.0 million in 2012 to $5.6 million in 2013, or 24% and 22% of total revenue, for the three months ended March 31, 2012 and 2013, respectively. Other operating expenses, which include management and franchise fees, insurance, utilities, repairs and maintenance, advertising and sales, and hotel general and administrative expenses increased $1.2 million from $8.0 million in 2012 to $9.2 million in 2013.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million from $3.3 million for the three months ended March 31, 2012 to $3.8 million for the three months ended March 31, 2013. The increase is due to the increased number of hotels owned during the 2013 period. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance

Total property tax and insurance expenses increased $0.4 million from $1.6 million for the three months ended March 31, 2012 to $2.0 million for the three months ended March 31, 2013. The increase is due primarily to the increased number of hotels owned during the 2013 period, which account for $0.3 million of the year over year increase.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.5 and $0.4 million for the three months ended March 31, 2013 and 2012, respectively) increased $0.1 million to $1.5 million in 2013 from $1.4 million in 2012.

Hotel Property Acquisition Costs and Other Charges

Hotel property acquisition costs increased $0.1 million from $39 thousand for the three months ended March 31, 2012 to $0.2 million for the three months ended March 31, 2013. Expenses during the 2013 period related to our acquisition of the Houston CY Hotel. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JV where the Company is the employer, were $0.4 million and $0.4 million for the quarters ended March 31, 2013 and 2012, respectively.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $4 thousand from $1 thousand for the three months ended March 31, 2012 to $5 thousand for the three months ended March 31, 2013.

Interest Expense

Interest expense decreased $1.0 million from $3.8 million for the three months ended March 31, 2012 to $2.8 million for the three months ended March 31, 2013 due to reduced interest cost of $0.3 million on the three loans refinanced in the first quarter of 2013, $0.2 million saved due to our paying off the Washington, DC hotel loan on January 31, 2013, $0.3 million attributable to a lower interest rate on our senior secured revolving credit facility borrowings as a result of our amendment to the credit agreement in the fourth quarter of 2012 (which had weighted average borrowings of $81.4 million at 2.96% in 2013 compared to weighted average borrowings of $67.7 million at 5.25% in 2012), and $0.2 million less of loan amortization costs attributable to deferred expenses written off on the paid-off loans.

Loss on early extinguishment of debt

Loss on early extinguishment of debt increased $0.9 million from $0.0 million for the three months ended March 31, 2012 to $0.9 million for the three months ended March 31, 2013 due to the write-off of the deferred issuance costs related to the debt that was refinanced or paid off.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities remained the same from $0.6 million for the three months ended March 31, 2012 to $0.6 million for the three months ended March 31, 2013.

Income Tax Benefit

Income tax benefit decreased $33 thousand from a benefit of $33 thousand expense for the three months ended March 31, 2012 to $0 for the three months ended March 31, 2013. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net income (loss)

Net loss was $1.6 million for the three months ended March 31, 2013, compared to a net loss of $1.7 million for the three months ended March 31, 2012. The decrease in our net loss was due to the factors discussed above.

Material Trends or Uncertainties

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and other charges, losses on the early extinguishment of debt and similar items related to our unconsolidated real estate entities that we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the three months ended March 31, 2013 and 2012 (in thousands, except share data):

	For the three months ended
	March 31,
	2013	2012
Funds From Operations (“FFO”):
Net loss	$(1,618)	$(1,731)
Loss (gain) on the sale of assets within the unconsolidated real estate entity	15	—
Depreciation	3,737	3,321
Adjustments for unconsolidated real estate entity items	1,241	1,259

FFO	3,375	2,849
Hotel property acquisition costs and other charges	177	39
Loss on early extinguishment of debt	933	—
Adjustments for unconsolidated real estate entity items	3	—

Adjusted FFO	$4,488	$2,888

Weighted average number of common shares
Basic	17,212,124	13,794,986
Diluted	17,408,275	13,866,145

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

We further adjust EBITDA for certain additional items, including hotel property acquisition costs and other charges, losses on the early extinguishment of debt, amortization of non-cash share-based compensation and similar items related to our unconsolidated real estate entities which we believe are not indicative of the performance of our underlying hotel properties entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended
	March 31,
	2013	2012
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss	$(1,618)	$(1,731)
Interest expense	2,841	3,847
Income tax expense (benefit)	—	(33)
Loss (gain) on the sale of assets within the unconsolidated real estate entity	15	—
Depreciation and amortization	3,756	3,339
Adjustments for unconsolidated real estate entity items	2,736	2,666

EBITDA	7,730	8,088
Hotel property acquisition costs and other charges	177	39
Loss on early extinguishment of debt	933	—
Adjustments for unconsolidated real estate entity items	3	—
Share based compensation	548	450

Adjusted EBITDA	$9,391	$8,577

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

As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $5.1 million and $4.5 million, respectively. Additionally, we had $18.5 million available under our $115.0 million senior secured revolving credit facility as of March 31, 2013.

For the three months ended March 31, 2013, net cash flows provided by operations were $4.7 million, as our net loss of $1.6 million was due in significant part to non-cash expenses, including $4.1 million of depreciation and amortization, $0.9 million from the extinguishment of debt, $0.6 million of share-based compensation expense and $0.6 million from loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.1 million. Net cash flows used in investing activities were $37.2 million, primarily related to the purchase of the Houston CY Hotel of $34.8 million, capital improvements on our 20 wholly owned hotels of $3.1 million, offset by $0.7 million related to the receipt of restricted cash for four of our mortgage loans which were either refinanced or paid off. Net cash flows provided by financing activities were $33.1 million, comprised primarily of net borrowings on our secured credit facility of $17.0 million, $52.8 million raised from our January 2013 follow-on common share offering, and proceeds from the issuance of refinanced mortgage loans of $72.8 million, offset by principal payments on mortgage debt of $100.5 million, payments of deferred financing and offering costs of $3.7 million and distributions to shareholders of $5.3 million.

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

We have paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010. Dividends and distributions for the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second, third and fourth quarters of 2012 increased to $0.20 per common share and LTIP unit. Dividends for 2013 changed from a quarterly dividend to a monthly dividend. We declared total dividends of $0.21 per common share and LTIP unit for the first quarter of 2013.

Liquidity and Capital Resources

We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging recovery cycle is appropriate. We will continue to pay down borrowings on our secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments. We intend to de-lever from our current level of 45%, which is down from 51% at December 31, 2012 as we increase our investment portfolio.

At March 31, 2013 and December 31, 2012, we had $96.5 million and $79.5 million, respectively, in borrowings under our senior secured revolving credit facility. At March 31, 2013, there were 11 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $115.0 million. We also had mortgage debt on individual hotels aggregating $132.1 million and $159.7 million at March 31, 2013 and December 31, 2012, respectively.

We amended the credit facility in November 2012. The amendment extends the maturity date to November 5, 2015 and includes an option to extend the maturity date by an additional year. Key features of the credit facility are as follows:

Facility amount	$95 million
Accordion feature	Additional $20 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x

The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2013. We expect to meet all financial covenants in 2013 based upon our current projections.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility or through the encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.

During January 2013, we issued 3,592,677 common shares, raising net proceeds of approximately $49.7 million. The proceeds of this offering were used to repay debt borrowed under our senior secured credit facility, including debt incurred to acquire the Portland Hotel and the Houston CY Hotel.

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

Dividend Policy

Our current common dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our Board of Trustees declared a monthly dividend of $0.07 per common share and LTIP unit for each month in 2013. The aggregate amount of dividends declared for the first quarter were $0.21 per common share and LTIP unit.

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

For the three months ended March 31, 2013 and 2012, we invested approximately $3.9 million and $2.7 million, respectively, on capital investments in our hotels. We expect to invest an additional $3.9 million on capital improvements on our existing hotels for the remainder of 2013 and approximately $3.7 million on the rebranding of our Washington, D.C hotel to a Residence Inn by Marriott.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at March 31, 2013 other than non-recourse debt associated with the JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$103	$39	$64	$—	$—
Revolving credit facility, including interest (1)	105,048	2,931	102,117	—	—
Ground leases	12,493	205	417	426	11,445
Property loans, including interest (1)	160,738	6,540	21,868	51,511	80,819

	$278,382	$9,715	$124,466	$51,937	$92,264

(1)	Does not reflect additional borrowings under the revolving credit facility after March 31, 2013 and interest payments are based on the interest rate in effect as of March 31, 2013. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted the new guidance on January 1, 2013 and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2013 and December 31, 2012 was $138.3 million and $168.2 million, respectively.

At March 31, 2013, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments that are sensitive to changes in interest rates (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Liabilities
Floating rate:
Debt			$96,500				$96,500	$96,503
Average interest rate (1)			2.96%				2.96%

Fixed rate:
Debt	$1,291	$1,871	$6,520	$39,961	$1,705	$80,772	$132,120	$138,340
Average interest rate	5.07%	5.06%	5.61%	5.93%	4.84%	4.78%	5.18%

(1)	LIBOR of 0.21 % plus a margin of 2.75% at March 31, 2013.

We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $1.0 million annually. This assumes that the amount outstanding under our floating rate debt remains at $96.5 million, the balance as of March 31, 2013.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Share Award Agreement, dated as of January 29, 2013, between Chatham Lodging Trust and Jeffrey H. Fisher

10.2	Share Award Agreement, dated as of January 29, 2013, between Chatham Lodging Trust and Dennis M. Craven

10.3	Share Award Agreement, dated as of January 29, 2013, between Chatham Lodging Trust and Peter Willis

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated: May 8, 2013	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)