Form 10-Q
period 2013-06-30
Chatham Lodging Trust
filed 2013-08-08
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Common Shares of Beneficial Interest ($0.01 par value per share)	22,558,058

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Investment in hotel properties, net	$501,038	$426,074
Cash and cash equivalents	18,690	4,496
Restricted cash	2,686	2,949
Investment in unconsolidated real estate entities	13,383	13,362
Hotel receivables (net of allowance for doubtful accounts of $40 and $28, respectively)	2,302	2,098
Deferred costs, net	5,463	6,312
Prepaid expenses and other assets	2,485	1,930
Total assets	$546,047	$457,221
Liabilities and Equity:
Debt	$175,842	$159,746
Revolving credit facility	30,500	79,500
Accounts payable and accrued expenses	10,089	8,488
Distributions payable	1,657	2,875
Total liabilities	218,088	250,609
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2013 and December 31, 2012	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 22,559,418 and 22,558,058 shares issued and outstanding, respectively, at June 30, 2013 and 13,909,822 and 13,908,907 shares issued and outstanding, respectively, at December 31, 2012	223	137
Additional paid-in capital	368,540	240,355
Accumulated deficit	(42,698)	(35,491)
Total shareholders’ equity	326,065	205,001
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	1,894	1,611
Total equity	327,959	206,612
Total liabilities and equity	$546,047	$457,221
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Room	$28,960	$24,858	$53,195	$46,441
Food and beverage	199	72	349	108
Other	1,202	1,084	2,213	1,887
Cost reimbursements from unconsolidated real estate entities	385	345	768	750
Total revenue	30,746	26,359	56,525	49,186
Expenses:
Hotel operating expenses:
Room	6,065	5,291	11,615	10,264
Food and beverage expense	182	87	317	154
Telephone expense	216	173	407	345
Other expense	378	379	727	676
General and administrative	2,742	2,348	5,308	4,569
Franchise and marketing fees	2,243	1,981	4,144	3,702
Advertising and promotions	651	560	1,308	1,171
Utilities	1,117	936	2,183	1,906
Repairs and maintenance	1,556	1,266	3,001	2,461
Management fees	825	692	1,509	1,288
Insurance	176	148	348	312
Total hotel operating expenses	16,151	13,861	30,867	26,848
Depreciation and amortization	4,026	4,123	7,778	7,462
Property taxes and insurance	2,045	1,623	4,032	3,256
General and administrative	2,064	1,947	4,046	3,724
Hotel property acquisition costs and other charges	1,059	44	1,236	83
Reimbursed costs from unconsolidated real estate entities	385	345	768	750
Total operating expenses	25,730	21,943	48,727	42,123
Operating income	5,016	4,416	7,798	7,063
Interest and other income	111	—	115	1
Interest expense, including amortization of deferred fees	(2,817)	(3,829)	(5,658)	(7,676)
Loss on early extinguishment of debt	—	—	(933)	—
Income (loss) from unconsolidated real estate entities	(89)	703	(720)	138
Income (loss) before income tax expense	2,221	1,290	602	(474)
Income tax expense	(45)	(133)	(45)	(100)
Net income (loss)	$2,176	$1,157	$557	$(574)
Income (loss) per Common Share - Basic:
Net income (loss) attributable to common shareholders (Note 11)	$0.12	$0.08	$0.02	$(0.05)
Income (loss) per Common Share - Diluted:
Net income (loss) attributable to common shareholders (Note 11)	$0.11	$0.08	$0.02	$(0.05)

Weighted average number of common shares outstanding:
Basic	18,147,108	13,810,190	17,682,199	13,802,588
Diluted	18,383,626	13,915,313	17,897,255	13,802,588
Distributions per common share:	$0.210	$0.200	$0.420	$0.375
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2012	13,819,939	$137	$239,173	$(23,220)	$216,090	$1,028	$217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	407	—	407	391	798
Dividends declared on common shares ($0.375 per share)	—	—	—	(5,235)	(5,235)	—	(5,235)
Distributions declared on LTIP units ($0.375 per unit)	—	—	—	—	—	(96)	(96)
Net loss	—	—	—	(574)	(574)	—	(574)
Balance, June 30, 2012	13,908,907	$137	$239,880	$(29,029)	$210,988	$1,323	$212,311
Balance, January 1, 2013	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $6,746	8,568,500	86	127,335	—	127,421	—	127,421
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	520	—	520	391	911
Dividends declared on common shares ($0.42 per share)	—	—	—	(7,764)	(7,764)	—	(7,764)
Distributions declared on LTIP units ($0.42 per unit)	—	—	—	—	—	(108)	(108)
Net income	—	—	—	557	557	—	557
Balance, June 30, 2013	22,558,058	$223	$368,540	$(42,698)	$326,065	$1,894	$327,959
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$557	$(574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,739	7,425
Amortization of deferred franchise fees	40	37
Amortization of deferred financing fees included in interest expense	556	984
Loss on early extinguishment of debt	933	—
Loss on write-off of deferred franchise fee	64	—
Share based compensation	1,080	967
Loss (income) from unconsolidated real estate entities	720	(138)
Changes in assets and liabilities:
Hotel receivables	(204)	275
Deferred costs	296	27
Prepaid expenses and other assets	(630)	(396)
Accounts payable and accrued expenses	964	(2,288)
Net cash provided by operating activities	12,115	6,319
Cash flows from investing activities:
Improvements and additions to hotel properties	(7,128)	(3,912)
Acquisition of hotel properties, net of cash acquired	(74,769)	—
Distributions from unconsolidated entities	908	19,210
Investment in unconsolidated real estate entities	(1,649)	—
Restricted cash	263	2,427
Net cash provided by (used in) investing activities	(82,375)	17,725
Cash flows from financing activities:
Borrowings on revolving credit facility	88,500	5,000
Repayments on revolving credit facility	(137,500)	(19,000)
Payments on debt	(807)	(852)
Proceeds from the issuance of debt	117,033	—
Principal prepayment of mortgage debt	(100,130)	—
Payment of financing costs	(965)	(254)
Payment of offering costs	(6,746)	(153)
Proceeds from issuance of common shares	134,166	—
In-substance repurchase of vested common shares	(7)	—
Distributions-common shares/units	(9,090)	(4,942)
Net cash provided by (used in) financing activities	84,454	(20,201)
Net change in cash and cash equivalents	14,194	3,843
Cash and cash equivalents, beginning of period	4,496	4,680
Cash and cash equivalents, end of period	$18,690	$8,523
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,241	$7,606
Cash paid for income taxes	$50	$138
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
As of June 30, 2013, the Company had accrued distributions payable of $1,657. These distributions were paid on July 26, 2013 except for $60 related to accrued but unpaid distributions on unvested performance shares (See Note 12). As of June 30, 2012, the Company had accrued distributions payable of $2,853. These distributions were paid on July 27, 2012 except for $20 related to accrued but unpaid distributions on unvested performance shares.
A franchise fee of $75 thousand was included in prepaid expenses and other assets at December 31, 2012. This amount was moved to deferred costs, net as of June 30, 2013, for the rebranding of the Company's Washington D.C. hotel to a Residence Inn by Marriott.
Accrued share based compensation of $169 is included in Accounts payable and accrued expenses as of June 30, 2013 and 2012.
Accrued capital improvements of $806 and $430 are included in Accounts payable and accrued expenses as of June 30, 2013 and 2012, respectively.
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
On January 14, 2013, the Company completed a follow-on common share offering generating gross proceeds of $51.4 million and net proceeds of approximately $48.4 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million. Proceeds from the January 2013 offerings were used to repay debt under the Company’s secured revolving credit facility, including debt incurred in connection with the acquisition of the Hampton Inn Portland Downtown-Waterfront hotel in Portland, ME (the “Portland Hotel”) and the Courtyard by Marriott Houston Medical Center hotel in Houston, TX (the “Houston CY Hotel”).
On June 18, 2013, the Company completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $70.2 million. On June 28, 2013, the Company issued an additional 475,823 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on June 18, 2013, generating gross proceeds of approximately $7.8 million and net proceeds of approximately $7.4 million. Proceeds from the June 2013 offerings were used to repay debt under the Company’s secured revolving credit facility, including debt incurred in connection with the acquisition of the Hyatt Place Pittsburgh North Shore hotel in Pittsburgh, PA (the “Pittsburgh Hotel”).
The net proceeds from our offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as non-controlling interests on our consolidated balance sheets.
As of June 30, 2013, the Company owned 21 hotels with an aggregate of 2,911 rooms located in 11 states and the District of Columbia, held a 10.3% noncontrolling interest in a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”), which owns 52 hotels comprising an aggregate of 6,927 rooms, and held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA.
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly owns its interest in 51 of the 52 Innkeepers JV hotels and its interest in the Torrance JV through the Operating Partnership, and owns its interest in the remaining 1 Innkeepers JV hotel through one of its TRS holding companies. All of the Innkeepers JV hotels and the Torrance JV hotel are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. Island Hospitality Management Inc. (“IHM”), which is 90% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, manages 19 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company manages two of the Company’s wholly owned hotels. As of June 30, 2013, all of the Innkeepers JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

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
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The reclassification did not have any impact on the income (loss).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
3.    Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted the new guidance on January 1, 2013 and the guidance did not have any impact on the Company’s consolidated financial statements.
4.    Acquisition of Hotel Properties
Acquisition of Hotel Properties
On February 5, 2013, the Company acquired the 197-room Houston CY Hotel for a purchase price of $34.8 million, plus customary pro-rated amounts and closing costs. The Company funded the acquisition with available cash and borrowings under the Company’s secured revolving credit facility.
On June 17, 2013, the Company acquired the 178-room Pittsburgh Hotel for a purchase price of $40.0 million, plus customary pro-rated amounts and closing costs. The Company funded the acquisition with a $24.2 million mortgage loan and with borrowings under the Company's secured revolving credit facility.
The Company incurred acquisition costs of $1.1 million and $1.2 million, respectively, during the three and six months ended June 30, 2013 and $44 thousand and $83 thousand, respectively, during the three and six months ended June 30, 2012.

Hotel Purchase Price Allocation
The allocation of the purchase price of each of the hotels, based on the fair value on the date of its acquisition was (in thousands):

	Houston CY, TX Acquisition	Pittsburgh Hotel Acquisition
Acquisition date	2/5/2013	6/17/2013
Land	$5,600	$3,000
Building and improvements	27,350	35,576
Furniture, fixtures and equipment	1,800	1,424
Cash	3	6
Accounts receivable	7	5
Prepaid expenses and other assets	10	—
Accounts payable and accrued expenses	(3)	—
Net assets acquired	$34,767	$40,011
Net assets acquired, net of cash	$34,764	$40,005

     The amount of revenue and operating income of the Houston CY, TX acquisition included in the consolidated income statement for the three and six months ended June 30, 2013 is $2.1 million and $3.6 million, respectively and $1.1 million and $1.8 million, respectively. The amount of revenue and operating income of the Pittsburgh acquisition included in the consolidated income statement for the three and six months ended June 30, 2013 is $0.3 million and $0.2 million, respectively.
Pro Forma Financial Information
The following condensed pro forma financial information presents the results of operations as if the hotels acquired in the three and six months ended June 30, 2013 and 2012 had taken place on January 1, 2012. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2012, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended		For the For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Pro forma total revenue	$32,592	$30,034	$60,382	$56,000
Pro forma net income	$2,427	$1,067	$658	$(951)
Pro forma income per share:
Basic	$0.13	$0.08	$0.04	$(0.07)
Diluted	$0.13	$0.08	$0.04	$(0.07)
Weighted average Common Shares Outstanding
Basic	18,147,108	13,810,190	17,682,199	13,802,588
Diluted	18,383,626	13,915,313	17,897,255	13,802,588
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $40 thousand and $28 thousand as of June 30, 2013 and December 31, 2012, respectively.

6.    Investment in Hotel Properties
Investment in hotel properties as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land and improvements	$72,607	$63,428
Building and improvements	424,960	360,301
Furniture, fixtures and equipment	29,041	21,381
Renovations in progress	6,338	5,145
	532,946	450,255
Less accumulated depreciation	(31,908)	(24,181)
Investment in hotel properties, net	$501,038	$426,074
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV with Cerberus. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company's original investment of $1.7 million in the Torrance JV was funded through borrowings under the Company's secured revolving credit facility and with available cash. The Company accounts for this investment under the equity method. During the three and six months ended June 30, 2013 and 2012, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash generated from financing activities	908	—	908	—
Total	$908	$—	$908	$—

The Company owns a 10.3% interest in the Innkeepers JV. The Company continues to account for this investment under the equity method. During the three and six months ended June 30, 2013 and 2012, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash generated from other activities and excess cash	$—	$1,747	$—	$3,083
Cash generated from asset sales	—	4,368	—	4,368
Cash generated from financing activities	—	—	—	11,759
Total	$—	$6,115	$—	$19,210
The Company’s ownership interests in the Innkeepers JV and the Torrance JV are subject to change in the event that either the Company or Cerberus calls for additional capital contributions to the respective JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages each JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. Cerberus may also approve certain actions by each JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of each JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Innkeepers JV incurred $12.4 million and $24.5 million in depreciation expense during the three and six months ended June 30, 2013 and $12.3 million and $24.6 million during the three and six months ended June 30, 2012, respectively. The Torrance JV incurred $0.1 million and $0.1 million in depreciation expense during the three and six months ended June 30, 2013 and $0.0 million and $0.0 million three and six months ended June 30, 2012, respectively. The following table sets forth the components of net loss, including the Company’s share, related to both JVs for the three and six months ended June 30, 2013 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$72,873	$73,019	$135,064	$135,991
Total hotel operating expenses	39,555	41,121	76,385	79,848
Operating income	$33,318	$31,898	$58,679	$56,143
Net income (loss) from continuing operations	$(648)	$6,836	$(6,784)	$1,343
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$(89)	$703	$(720)	$138

8.    Debt
The Company’s mortgage loans and its secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	06/30/13 Property Carrying Value	Balance Outstanding as of
				June 30, 2013	December 31, 2012
Senior Secured Revolving Credit Facility (6)	2.96%	November 5, 2015	$190,659	$30,500	$79,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	11,024	6,476	6,572
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	12,050	5,021	5,104
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,481	15,301	15,450
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	44,341	32,417	32,417
Residence Inn by Marriott San Diego, CA (3)	4.66%	February 6, 2023	48,898	30,778	39,557
Homewood Suites by Hilton San Antonio, TX (1)	4.59%	February 6, 2023	30,901	17,588	18,184
Washington Guest Suites (2)	6.03%	(2)	—	—	19,752
Residence Inn by Marriott Vienna, VA (1)	4.49%	February 6, 2023	34,409	24,112	22,710
Courtyard by Marriott Houston, TX (4)	4.18%	May 6, 2023	34,369	19,974	—
Hyatt Place Pittsburgh, PA (5)	4.65%	July 6, 2023	39,955	24,175	—
			$467,087	$206,342	$239,246

(1)
On January 18, 2013, the Company refinanced the mortgage loans for the Homewood Suites San Antonio hotel and the Residence Inn Tysons Corner hotel. Both new loans have a 10-year term and a 30-year amortization payment schedule.

(2)	On January 31, 2013, the Company paid off the mortgage loan for the Washington Guest Suites hotel. This hotel is in the process of being rebranded as a Residence Inn by Marriott.

(3)	On February 1, 2013, the Company refinanced the mortgage for the Residence Inn San Diego hotel. The new loan has a 10-year term and a 30-year amortization payment schedule.

(4)	On April 25, 2013, the Company issued debt secured by a first mortgage for the Courtyard Houston hotel. The loan has a 10-year term and a 30-year amortization payment schedule.

(5)	On June 17, 2013, the Company issued debt secured by a first mortgage for the Hyatt Place Pittsburgh hotel. The loan has a 10-year term and a 30-year amortization payment schedule.

(6)	Eleven properties in the borrowing base serve as collateral for borrowings under the credit facility at June 30, 2013.
The senior secured credit facility key terms are as follows:

Facility amount	$115 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
At June 30, 2013 and December 31, 2012, the Company had $30.5 million and $79.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. 11 properties in the borrowing base serve as collateral for borrowings under the credit facility at June 30, 2013. At June 30, 2013, the maximum borrowing availability under the revolving credit facility was $115.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of June 30, 2013 and December 31, 2012 was $177.9 million and $168.2 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2013 and December 31, 2012 was $30.5 million and $79.5 million, respectively.
As of June 30, 2013, the Company was in compliance with all of its financial covenants. At June 30, 2013, the Company’s consolidated fixed charge coverage ratio was 2.03. Future scheduled principal payments of debt obligations as of June 30, 2013, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2013 (remaining six months)	$1,147
2014	2,547
2015	37,786
2016	40,731
2017	2,546
Thereafter	121,585
$206,342
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which we refer to as TRS I and TRS 2, that are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Federal	$35	$116	$35	$90
State	10	17	10	10
Tax expense	$45	$133	$45	$100
At June 30, 2013, TRS 1 had a gross deferred tax asset associated with future tax deductions of $0.5 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.1 million as of June 30, 2013 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for June 30, 2013.
10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.21 per share and distributions on long-term incentive plan (“LTIP”) units of $0.21 per unit for the three months ended June 30, 2013 and $0.42 per share and distributions on LTIP units of $0.42 per unit for the six months ended June 30, 2013. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2013	2/22/2013	$0.07	$0.07
February	2/28/2013	3/29/2013	$0.07	$0.07
March	3/29/2013	4/26/2013	$0.07	$0.07
1st Quarter 2013			$0.21	$0.21

April	4/30/2013	5/31/2013	$0.07	$0.07
May	5/31/2013	6/28/2013	$0.07	$0.07
June	6/28/2013	7/26/2013	$0.07	$0.07
2nd Quarter 2013			$0.21	$0.21

Total 2013			$0.42	$0.42

11.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested long-term incentive plan units are considered to be participating shares. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$2,176	$1,157	$557	$(574)
Dividends paid on unvested shares and units	(73)	(70)	(151)	(134)
Net income (loss) attributable to common shareholders	$2,103	$1,087	$406	$(708)
Denominator:
Weighted average number of common shares - basic	18,147,108	13,810,190	17,682,199	13,802,588
Effect of dilutive securities:
Unvested shares (1)	236,518	105,123	215,056	—
Weighted average number of common shares - diluted	18,383,626	13,915,313	17,897,255	13,802,588
Basic income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$0.12	$0.08	$0.02	$(0.05)
Diluted income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$0.11	$0.08	$0.02	$(0.05)

(1)
Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested performance based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2013 and 2012, the Company issued 22,536 and 27,592 common shares, respectively, to its independent trustees as compensation for services performed in 2012 and 2011. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 10,172 common shares had this liability classified award been satisfied as of June 30, 2013. As of June 30, 2013, there were 2,400,018 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity awards. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company on the vesting date. The Company met its criteria for 2012, therefore, on January 15, 2013 the Company issued an aggregate of 17,731 shares to its executive officers as performance based equity compensation under the 2012 awards. Included in the grant of 61,376 time-based shares in 2012 are 8,184 shares granted to certain employees not subject to employment agreements. On January 29, 2013, the Company granted 40,829 shares as time-based awards and, effective as of May 17, 2013 upon shareholder approval of the Amended and Restated Equity Incentive Plan, 40,829 shares of performance-base equity awards. The 2013 time-based equity awards will vest over a three-year period. The 2013 awards of performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the board of trustees are met and the recipient remains employed by the Company on the vesting date.
The Company measures compensation expense for time-based vesting restricted share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2012, compensation expense is based on a valuation of $10.20 per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. For the performance-based shares granted in 2013, compensation expense is based on a valuation of $10.93 per performance share granted. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on non-vested time-based restricted shares. Dividends for performance-based shares are accrued and paid annually only if and to the extent that long-term performance criteria established by the Board are met and the recipient remains employed by the Company.
A summary of the Company’s restricted share awards for the six months ended June 30, 2013 and year ended December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	140,077	$12.70	51,029	$19.04
Granted	81,658	13.43	114,567	11.28
Vested	(60,217)	15.26	(25,519)	19.04
Non-vested at end of the period	161,518	$12.49	140,077	$12.70
As of June 30, 2013 and December 31, 2012, there were $1.7 million and $1.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2013, these costs were expected to be recognized over a weighted–average period of approximately 1.7 years. For the three months ended June 30, 2013 and 2012, the Company recognized approximately $0.2 million and $0.2 million, respectively and for the six months ended June 30, 2013, and 2012, the Company recognized approximately $0.5 million and $0.4 million, respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units
The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP Units for the three months ended June 30, 2013 and 2012, respectively and $0.4 million and $0.4 million in compensation expense related to the LTIP units for six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, there was $1.4 million and $1.8 million, respectively, of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 1.8 years, which represents the weighted average remaining vesting period of the LTIP Units. As of June 30, 2013, none of the LTIP Units had reached parity.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of June 30, 2013, for the remainder of 2013 and for each of the next four calendar years and thereafter (in thousands):

Amount
2013 (remaining six months)	$103
2014	207
2015	210
2016	212
2017	214
Thereafter	11,445
Total	$12,391
Management Agreements
The management agreements with Concord, the manager of the Altoona, Pennsylvania Courtyard by Marriott and the Washington, Pennsylvania SpringHill Suites by Marriott hotels, provide for base management fees equal to 4% of the managed hotel’s gross room revenue. The initial ten-year term of each management agreement expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If the Company were to terminate the management agreements during the first nine years of the term other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.
In 2012, the Company assumed hotel management agreements in place at six hotels the Company acquired in 2010 — the Boston-Billerica Homewood Suites, Minneapolis-Bloomington Homewood Suites, Nashville-Brentwood Homewood Suites, Dallas Homewood Suites, Hartford-Farmington Homewood Suites and Orlando-Maitland Homewood Suites — all of which were managed by Promus Hotels, Inc., a subsidiary of Hilton Hotels Worldwide (“Hilton”). During 2012, each of these management agreements was terminated and new management agreements were entered into with IHM.
All of the remaining hotels are managed by IHM. The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues for the Hampton Inn Houston, TX, Residence Inn Holtsville, NY, Residence Inn White Plains, NY, Residence Inn New Rochelle, NY, Homewood Suites Carlsbad, CA, Portland Hotel, Houston CY Hotel and Pittsburgh Hotel and 2.5% of the managed hotel’s gross revenues for the Residence Inn Garden Grove, CA, Residence Inn San Diego, CA, Homewood Suites San Antonio, TX, Washington Guest Suites, Washington, DC and Residence Inn Tysons Corner, VA and 2% for the six hotels transitioned to IHM from Hilton. Management agreements with IHM also provide for accounting fees up to $1,500 per month per hotel, revenue management fees up to $1,000 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.
Management fees totaled approximately $0.8 million and $0.7 million, respectively, for the three months ended June 30, 2013 and 2012, respectively and approximately $1.5 million and $1.3 million, respectively, for the six months ended June 30, 2013, and 2012.

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
One of the Company’s TRS Lessees has entered into franchise agreements with Marriott, relating to six Residence Inn properties, two Courtyard properties and the SpringHill Suites property. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2031. None of the agreements have a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, its TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.
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
One of the Company’s TRS lessees entered into a franchise agreement with Doubletree Franchise LLC (“Doubletree”), relating to the Doubletree Guest Suites by Hilton in Washington, DC. The Doubletree franchise agreement was terminated on January 31, 2013 for no costs, currently the hotel is operating as a Guest Suites and is expected to be re-branded as a Residence Inn by Marriott in September 2013.
One of the Company's TRS lessees entered into a franchise agreement with Hyatt Hotels LLC ("Hyatt"), relating to the Pittsburgh Hotel. The franchise agreement for the Pittsburgh Hotel has an initial term of approximately 17 years and expires on December 2, 2030. The franchise agreement provides for a monthly program fee equal to 5% of the hotel's gross rooms revenue and a monthly royalty fee of approximately 3.5% of the hotel's gross rooms revenue. The Pittsburgh Hotel franchise agreement is not renewable.
Franchise fees totaled approximately $2.2 million and $2.0 million, respectively, for the three months ended June 30, 2013 and 2012, respectively and approximately $4.1 million and $3.7 million, respectively, for the six months ended June 30, 2013 and 2012.

14.    Related Party Transactions
Mr. Fisher owns 90% of IHM. As of June 30, 2013, the Company had hotel management agreements with IHM to manage 19 of its hotels. As of June 30, 2013 all 52 hotels owned by the Innkeepers JV, are managed by IHM. Hotel and revenue management and accounting fees paid to IHM for the three months ended June 30, 2013 and 2012 were $0.7 million and $0.6 million, respectively and for the six months ended June 30, 2013 and 2012 were $1.4 million and $1.0 million, respectively. At June 30, 2013 and December 31, 2012, the amounts due to IHM were $0.4 million and $0.4 million, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the Innkeepers JV. These costs relate primarily to payroll costs at the Innkeepers JV where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from our joint venture are recorded based upon the occurrence of a reimbursed activity.
During 2012, Mr. Fisher entered into a participation agreement with Cerberus by which Mr. Fisher acquired a less than 1% non-voting interest in the Cerberus percentage ownership of the Innkeepers JV.
15.    Subsequent Events
On July 12, 2013, Chatham Lodging Trust entered into an agreement to acquire a Hampton Inn and Suites in the northeastern United States for $15.2 million. The transaction is expected to close in the third quarter of 2013, subject to satisfactory completion of due diligence and customary closing conditions. The Company intends to fund the purchase price with available cash and borrowings under the Company's secured revolving credit facility.

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
Overview
We are a self-advised hotel investment company organized in October 2009 that commenced operations in April 2010. Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Hyatt Place®, Courtyard by Marriott®, Hampton Inn® and Hampton Inn and Suites®.
We focus on premium-branded, select-service hotels in high growth markets with high barriers to entry concentrated primarily in the 25 largest metropolitan markets in the United States.
Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, during what we believe are the early stages of the lodging cycle recovery, we and our Board of Trustees are comfortable at levels in excess of that amount. We intend to de-lever over time from our current level of approximately 45%, which is down from 51% at December 31, 2012, as we increase our investment portfolio.
Future growth through acquisitions will be funded by issuances of both common and preferred shares, draw-downs under our credit facility, the incurrence or assumption of debt or, potentially, proceeds from dispositions of assets or distributions from our 10.3% investment in INK Acquisition, LLC and affiliates, a joint venture with Cerberus Capital Management (“Cerberus”), that owns 52 hotels (the “Innkeepers JV”) or distributions from our 5.0% investment in a joint venture with Cerberus that owns the Residence Inn by Marriott in Torrance, CA (the "Torrance JV") as of June 30, 2013.
We believe 2013 and beyond will offer attractive growth for the lodging industry and for us because lodging demand is projected to surpass supply growth for the next few years. Increased demand is correlative to economic growth in the U.S. and with Gross Domestic Product (“GDP”) expected to grow, demand should increase. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.
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
Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and with key economic indicators such as GDP growth, employment trends and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is forecast to grow in 2013 and unemployment is forecast to continue to decline. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, industry RevPAR in 2012 was up 8.0% and was up 5.6% year to date through June 30, 2013. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 5-6% in 2013 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, most expect ADR growth to comprise most of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 4.5% in 2013 with ADR comprising most of our RevPAR growth. Most expect RevPar to continue to grow in 2013, albeit at levels less than what the industry experienced in 2011 and 2012.
Comparison of the three months ended June 30, 2013 (“2013”) to the three months ended June 30, 2012 (“2012”)
Results of operations for the three months ended June 30, 2013 include the operating activities of our 21 wholly-owned hotels and our investments in the Innkeepers JV and the Torrance JV. We owned 18 hotels at June 30, 2012. Accordingly, the comparisons below are influenced by the fact that three hotels and the Torrance JV were not owned by us for the second quarter of 2012 whereas they were owned by us for all or part of the second quarter of 2013.
As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2013 and 2012 was up 5.0% and up 7.9%, respectively. RevPAR at our hotels was up 3.5% and 6.9%, respectively, in the 2013 and 2012 periods. Our RevPAR performance in the second quarter of 2013 was adversely impacted by renovations that occurred at two of our hotels, especially our Washington, D.C. hotel, which operated without a brand during the three months ended June 30, 2013, while we rebrand the hotel to a Residence Inn by Marriott. RevPar was up 6.1% excluding the Washington D.C. hotel for the quarter ended June 30, 2013.
Revenues
Total revenue was $30.7 million for the quarter ended June 30, 2013 compared to total revenue of $26.4 million for the 2012 period. Total revenue related to three hotels not owned in the 2012 second quarter contributed $4.1 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $29.0 and $24.9 million for the quarters ended June 30, 2013 and 2012, respectively. ADR at our hotels was up 4.1%.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership:

	For the three months ended	For the three months ended
	June 30, 2013	June 30, 2012
Occupancy	82.9%	83.5%
ADR	$139.27	$133.56
RevPar	$115.46	$111.51

Food and beverage revenue was $199 thousand and $72 thousand for three months ended June 30, 2013 and 2012, respectively. The increase relates to the Hyatt Place Pittsburgh and the Houston Courtyard hotels, which were acquired in 2013 and have food and beverage facilities.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1.2 and $1.1 million for the quarters ended June 30, 2013 and 2012, respectively. As a percentage of total revenue, other operating revenue was 3.9% and 4.1%, respectively, for the quarters ended June 30, 2013 and 2012.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $0.4 million and $0.4 million for the quarters ended June 30, 2013 and 2012, respectively.
Hotel Operating Expenses
Hotel operating expenses increased $2.3 million to $16.2 million for the three months ended June 30, 2013 compared to $13.9 million for the three months ended June 30, 2012. As a percentage of total revenue, hotel operating expenses were 53% for 2013 and 52% for 2012.
Room expenses, which are the most significant component of hotel operating expenses, increased $0.8 million from $5.3 million in 2012 to $6.1 million in 2013, or 20.1% and 19.7% of total revenue, for the three months ended June 30, 2012 and 2013, respectively.
Food and beverage expense increased $0.1 million, or 109.2%, from $0.1 million in 2012 to $0.2 million in 2013 due to the Hyatt Place Pittsburgh and Houston Courtyard hotels that were acquired in 2013 and have food and beverage facilities.
Telephone expense increased $0.05 million, or 24.9%, from $0.17 million in 2012 to $0.22 million in 2013 primarily due to the increased number of hotels owned in 2013.
Other operating expenses, which include meeting room, gift shop, in-room movie and other ancillary amenities remained the same with $0.4 million in expense in 2012 and 2013.
General and administrative expenses of the hotels increased $0.4 million, or 16.8%, from $2.3 million for the three months ended June 30, 2012 to $2.7 million for the three months ended June 30, 2013. An increase of $0.3 million is attributable to the three new hotels owned in 2013.
Franchise and marketing fees increased $0.2 million, or 13.2%, from $2.0 million for the three months ended June 30, 2012 to $2.2 million for the three months ended June 30, 2013. An increase of $0.3 million is attributable to the three new hotels owned in 2013.
Advertising and promotions increased $0.1 million, or 16.3%, from $0.6 million for the three months ended June 30, 2012 to $0.7 million for the three months ended June 30, 2013. An increase of $0.9 million is attributable to the three new hotels owned in 2013.
Utilities expense increased $0.2 million, or 19.3%, from $0.9 million for the three months ended June 30, 2012 to $1.1 million for the three months ended June 30, 2013. Utilities at the three new hotels owned in 2013 were $0.1 million of this increase.

Repairs and maintenance increased $0.3 million, or 22.9%, from $1.3 million for the three months ended June 30, 2012 to $1.6 million for the three months ended June 30, 2013. The three new hotels owned in 2013 were $$0.2 million of the increase.
Management fees increased $0.1 million, or 19.2%, from $0.7 million for the three months ended June 30, 2012 to $0.8 million for the three months ended June 30, 2013. An increase of $0.1 million is attributable to the three new hotels owned in 2013.
Insurance expense increased $28 thousand from $148 thousand for the three months ended June 30, 2012 to $176 thousand for the three months ended June 30, 2013. An increase of $17 thousand is attributable to the three new hotels owned in 2013.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.1 million from $4.1 million for the three months ended June 30, 2012 to $4.0 million for the three months ended June 30, 2013. The decrease is due to the disposition and replacement of furniture and fixtures at four hotels where major renovations were completed in 2012. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property tax and insurance expenses increased $0.4 million from $1.6 million for the three months ended June 30, 2012 to $2.0 million for the three months ended June 30, 2013. The increase is due primarily to the increased number of hotels owned during the 2013 period, which accounts for $0.2 million of the year over year increase and the remaining increase due to higher property taxes.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.5 and $0.5 million for the three months ended June 30, 2013 and 2012, respectively) increased $0.1 million, or 6.0% to $1.5 million in 2013 from $1.4 million in 2012 with the increase due to salaries and technology costs.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $1.1 million from $0.0 million for the three months ended June 30, 2012 to $1.1 million for the three months ended June 30, 2013. Expenses during the 2013 period related to our acquisition of the Houston CY and Pittsburgh HP Hotels. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $0.4 million and $0.3 million for the quarters ended June 30, 2013 and 2012, respectively.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $0.1 million from $0.0 million for the three months ended June 30, 2012 to $0.1 million for the three months ended June 30, 2013. The increase is attributable to miscellaneous corporate refunds and asset management fees related to the Torrance JV.
Interest Expense, including amortization of deferred fees
Interest expense decreased $1.0 million from $3.8 million for the three months ended June 30, 2012 to $2.8 million for the three months ended June 30, 2013 due to reduced interest cost of $0.4 million on the three loans refinanced in the first quarter of 2013, $0.3 million saved due to our paying off the Washington, D.C. hotel loan on January 31, 2013, $0.2 million attributable to a lower interest rate on our senior secured revolving credit facility borrowings as a result of our amendment to the credit agreement in the fourth quarter of 2012 (which had weighted average borrowings of $80.2 million at 2.7% in 2013 compared to weighted average borrowings of $58.2 million at 5.5% in 2012), and $0.1 million less of loan amortization costs attributable to deferred expenses written off on the paid-off loans.

Income (Loss) from Unconsolidated Real Estate Entities
Income (loss) from unconsolidated real estate entities decreased from income of $0.7 million for the three months ended June 30, 2012 to a loss of $0.1 million for the three months ended June 30, 2013. The decrease is due to a decrease in gains on asset sales for four hotels of $0.7 million from 2012 to 2013.
Income Tax Expense
Income tax expense decreased $88 thousand from a $133 thousand for the three months ended June 30, 2012 to $45 for the three months ended June 30, 2013. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%. In 2012, the gains on asset sales within the Innkeepers JV were taxable to us.
Net income
Net income was $2.2 million for the three months ended June 30, 2013, compared to a net income of $1.2 million for the three months ended June 30, 2012. The increase in our net income was due to the factors discussed above.
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

Comparison of the six months ended June 30, 2013 (“2013”) to the six months ended June 30, 2012 (“2012”)
Results of operations for the six months ended June 30, 2013 include the operating activities of our 21 wholly-owned hotels and our investment in the Innkeepers JV and Torrance JV. We owned 18 hotels at June 30, 2012. Accordingly, the comparisons below are influenced by the fact that three hotels and the Torrance JV were not owned by us for the first six months of 2012 whereas they were owned by us for all or part of the first six months of 2013.
As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2013 and 2012 was up 5.6% and up 7.9%, respectively. RevPAR at our hotels was up 4.0% and 9.4%, respectively, in the 2013 and 2012 periods. Our RevPAR performance in 2013 was adversely impacted by renovations that occurred at three of our hotels, especially our Washington, D.C. hotel, which has operated without a brand for five months in 2013 while we rebrand the hotel to a Residence Inn by Marriott. RevPar was up 6.3% excluding the Washington D.C. hotel for the six months ended June 30, 2013.
Revenues
Total revenue was $56.5 million for the six months ended June 30, 2013 compared to total revenue of $49.2 million for the 2012 period. $6.5 million of the $7.3 million increase was attributable to the three hotels acquired in late 2012 or 2013. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $53.2 and $46.4 million for the six months ended June 30, 2013 and 2012, respectively. Recently acquired hotels accounted for $6.0 million of the increase. ADR at our hotels was up 3.9%.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of ownership:

	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012
Occupancy	79.0%	78.9%
ADR	$135.86	$130.77
RevPar	$107.39	$103.24

Food and beverage revenue was $0.3 million and $0.1 million for six months ended June 30, 2013 and 2012, respectively. $0.2 million of the increase relates to the Hyatt Place Pittsburgh and the Houston Courtyard hotels, which were acquired in 2013 and have food and beverage facilities.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2.2 and $1.9 million for the six months ended June 30, 2013 and 2012, respectively. As a percentage of total revenue, other operating revenue was 3.8% and 4.1%, respectively, for the six months ended June 30, 2013 and 2012.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $0.8 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.
Hotel Operating Expenses
Hotel operating expenses increased $4.1 million to $30.9 million for the six months ended June 30, 2013 compared to $26.8 million for the six months ended June 30, 2012. As a percentage of total revenue, hotel operating expenses were 55% for 2013 and 55% for 2012.
Room expenses, which are the most significant component of hotel operating expenses, increased $1.3 million from $10.3 million in 2012 to $11.6 million in 2013, or 20.9% and 20.5% of total revenue, for the six months ended June 30, 2012 and 2013, respectively.
Food and beverage expense increased $0.1 million, or 105.8%, from $0.2 million in 2012 to $0.3 million in 2013 due to the Hyatt Place Pittsburgh and Houston Courtyard hotels that were acquired in 2013 and have food and beverage facilities.
Telephone expense increased $0.05 million, or 17.9%, from $0.35 million in 2012 to $0.4 million in 2013 primarily due to the increase number of hotels owned in 2013.
Other operating expenses, which include meeting room, gift shop, in-room movie and other ancillary amenities increased $0.5 million from $676 thousand for the six months ended June 30, 2012 to $727 thousand for the six months ended June 30, 2013.
General and administrative expenses of the hotels increased $0.7 million, or 16.2%, from $4.6 million for the six months ended June 30, 2012 to $5.3 million for the six months ended June 30, 2013. An increase of $0.5 million is attributable to the three new hotels owned in 2013.
Franchise and marketing fees increased $0.4 million, or 11.9%, from $3.7 million for the three months ended June 30, 2012 to $4.1 million for the three months ended June 30, 2013. Franchise fees at the three new hotels owned in 2013 were $0.5 million of this increase.
Advertising and promotions increased $0.1 million, 11.7%, from $1.2 million for the six months ended June 30, 2012 to $1.3 million for the six months ended June 30, 2013. An increase of $0.2 million is attributable to the three new hotels owned in 2013.
Utilities expense increased $0.3 million, or 14.5%, from $1.9 million for the six months ended June 30, 2012 to $2.2 million for the six months ended June 30, 2013. Utilities at the three new hotels owned in 2013 were $0.2 million of this increase.
Repairs and maintenance increased $0.5 million, or 21.9%, from $2.5 million for the six months ended June 30, 2012 to $3.0 million for the six months ended June 30, 2013. The three new hotels owned in 2013 were $0.2 million of the increase.
Management fees increased $0.2 million, or 17.2%, from $1.3 million for the six months ended June 30, 2012 to $1.5 million for the six months ended June 30, 2013. An increase of $0.2 million is attributable to the three new hotels owned in 2013.
Insurance expense increased $36 thousand from $312 thousand for the six months ended June 30, 2012 to $348 thousand for the six months ended June 30, 2013. An increase of $30 thousand is attributable to the three new hotels owned in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million from $7.5 million for the six months ended June 30, 2012 to $7.8 million for the six months ended June 30, 2013. The increase is due to the increased number of hotels owned during the 2013 period, partially offset by disposition and replacement of furniture and fixtures at four hotels where major renovations were completed in 2012. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property tax and insurance expenses increased $0.7 million from $3.3 million for the six months ended June 30, 2012 to $4.0 million for the six months ended June 30, 2013. The increase is due primarily to the increased number of hotels owned during the 2013 period, which accounts for $0.3 million of the year over year increase and the remainder attributable to higher property taxes.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.0 and $1.0 million for the six months ended June 30, 2013 and 2012, respectively) increased $0.3 million to $3.0 million in 2013 from $2.7 million in 2012 with the increases related to salaries and professional fees.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $1.1 million from $0.1 million for the six months ended June 30, 2012 to $1.2 million for the six months ended June 30, 2013. Expenses during the 2013 period related to our acquisition of the Houston CY and Pittsburgh HP Hotels. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $0.8 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $0.1 million from $1 thousand for the six months ended June 30, 2012 to $0.1 million for the six months ended June 30, 2013. The increase is attributable to miscellaneous corporate refunds and asset management fees related to the Torrance JV.
Interest Expense
Interest expense decreased $2.1 million from $7.7 million for the six months ended June 30, 2012 to $5.6 million for the six months ended June 30, 2013 due to reduced interest cost of $0.7 million on the three loans refinanced in the first quarter of 2013, $0.5 million saved due to our paying off the Washington, D.C. hotel loan on January 31, 2013, $0.5 million attributable to a lower interest rate on our senior secured revolving credit facility borrowings as a result of our amendment to the credit agreement in the fourth quarter of 2012 (which had weighted average borrowings of $80.8 million at 2.70% in 2013 compared to weighted average borrowings of $62.9 million at 5.38% in 2012), and $0.4 million less of loan amortization costs attributable to deferred expenses written off on the paid-off loans.
Loss on early extinguishment of debt
Loss on early extinguishment of debt increased $0.9 million from income of $0.0 million for the six months ended June 30, 2012 to $0.9 million for the six months ended June 30, 2013 due to the write-off of the deferred issuance costs related to the debt that was refinanced or paid off.
Income (loss) from Unconsolidated Real Estate Entities
Income (loss) from unconsolidated real estate entities decreased $0.8 million from income of $0.1 million for the six months ended June 30, 2012 to a loss of $0.7 million for the six months ended June 30, 2013. The decrease is due to a decrease in gains on asset sales for four hotels of $0.7 million from 2012 to 2013.
Income Tax Expense

Income tax benefit decreased $55 thousand from $100 thousand for the six months ended June 30, 2012 to $45 thousand for the six months ended June 30, 2013. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income (loss)
Net income was $0.6 million for the six months ended June 30, 2013, compared to a net loss of $0.6 million for the six months ended June 30, 2012. The decrease in our net loss was due to the factors discussed above.
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
The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and six months ended June 30, 2013 and 2012 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Funds From Operations (“FFO”):
Net income (loss)	$2,176	$1,157	$557	$(574)
Loss (gain) on the sale of assets within the unconsolidated real estate entity	259	(670)	273	(670)
Depreciation	4,003	4,104	7,739	7,424
Adjustments for unconsolidated real estate entity items	1,285	1,266	2,526	2,525
FFO	7,723	5,857	11,095	8,705
Hotel property acquisition costs and other charges	1,059	44	1,236	83
Loss on early extinguishment of debt	—	—	933	—
Adjustments for unconsolidated real estate entity items	5	42	8	42
Adjusted FFO	$8,787	$5,943	$13,272	$8,830
Weighted average number of common shares
Basic	18,147,108	13,810,190	17,682,199	13,802,588
Diluted	18,383,626	13,915,313	17,897,255	13,891,792
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

The following is a reconciliation of net increase (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$2,176	$1,157	$557	$(574)
Interest expense	2,817	3,829	5,658	7,676
Income tax expense	45	133	45	100
Loss (gain) on the sale of assets within the unconsolidated real estate entity	259	(670)	273	(670)
Depreciation and amortization	4,026	4,123	7,778	7,462
Adjustments for unconsolidated real estate entity items	2,768	2,770	5,563	5,436
EBITDA	12,091	11,342	19,874	19,430
Hotel property acquisition costs and other charges	1,059	44	1,236	83
Loss on early extinguishment of debt	—	—	933	—
Adjustments for unconsolidated real estate entity items	5	42	8	42
Share based compensation	531	517	1,080	967
Adjusted EBITDA	$13,686	$11,945	$23,131	$20,522
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
As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $18.7 million and $4.5 million, respectively. Additionally, we had $84.5 million available under our $115.0 million senior secured revolving credit facility as of June 30, 2013.
For the six months ended June 30, 2013, net cash flows provided by operations were $12.1 million, as our net income of $0.6 million was due in significant part to non-cash expenses, including $8.4 million of depreciation and amortization, $0.9 million from the extinguishment of debt, $1.1 million of share-based compensation expense and $0.7 million from loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.4 million. Net cash flows used in investing activities were $82.4 million, primarily related to the purchase of the Houston CY Hotel and Pittsburgh Hotel of $74.8 million, capital improvements on our 21 wholly owned hotels of $7.1 million, investment in the Torrance JV of $1.7 million, offset by $0.3 million related to the receipt of restricted cash and $0.9 million net proceeds from mortgage financing. Net cash flows provided by financing activities were $84.5 million, comprised primarily of $134.2 million raised from our January and June 2013 follow-on common share offerings, and proceeds from the issuance of refinanced and new mortgage loans of $117.0 million, offset by net repayments on our secured credit facility of $49 million, principal payments on mortgage debt of $100.9 million, payments of deferred financing and offering costs of $7.7 million and distributions to shareholders of $9.1 million.
For the six months ended June 30, 2012, net cash flows provided by operations were $6.3 million, as our net loss of $0.6 million was due in significant part to non-cash expenses, including $8.4 million of depreciation and amortization, $1.0 million of share-based compensation expense and a $0.1 million impact from loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $2.4 million. Net cash flows provided by investing activities were $17.7 million, primarily related to the receipt of distributions from unconsolidated real estate entities of $19.2 million (including $3.1 million attributable to cash from other activities and excess cash, $4.4 million from the sale of assets and $11.8 million from financing activities) and reimbursements from required escrows of $2.4 million, offset by additional capital improvements to the eighteen hotels of $3.9 million. Future distributions from unconsolidated real estate entities are contingent upon projected hotel operations and the possible sale of assets. Net cash flows used in financing activities were $20.2 million, comprised primarily of net repayments on our secured credit facility of $14.0 million, principal payment on mortgage debt of $0.9 million, payment of deferred financing and offering costs of $0.4 million and distributions to shareholders of $4.9 million.
We paid regular quarterly dividends and distributions on common shares and LTIP units since the third quarter of 2010 through 2012. Dividends for 2013 changed from a quarterly dividend to a monthly dividend in January 2013. Dividends and distributions for the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second, third and fourth quarters of 2012 increased to $0.20 per common share and LTIP unit. We declared total dividends of $0.21 per common share and LTIP unit for each of the first and second quarters of 2013.
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
At June 30, 2013 and December 31, 2012, we had $30.5 million and $79.5 million, respectively, in borrowings under our senior secured revolving credit facility. At June 30, 2013, there were 11 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $115.0 million. We also had mortgage debt on individual hotels aggregating $175.8 million and $159.7 million at June 30, 2013 and December 31, 2012, respectively.

We amended the credit facility in November 2012. The amendment extends the maturity date to November 5, 2015 and includes an option to extend the maturity date by an additional year. Other key features of the credit facility are as follows:

Facility amount	$115 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at June 30, 2013. We expect to meet all financial covenants in 2013 based upon our current projections.
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
During January 2013, we issued 3,592,677 common shares, raising net proceeds of approximately $49.7 million. The proceeds of this offering were used to repay debt borrowed under our secured credit facility, including debt incurred to acquire the Portland Hotel and the Houston CY Hotel.
During June 2013, we issued 4,975,823 common shares, raising net proceeds of approximately $77.6 million. The proceeds of this offering were used to repay debt borrowed under our secured credit facility, including debt incurred to acquire the Pittsburgh Hotel.
In the first quarter of 2013, we refinanced $100.1 million of debt through the issuance of $72.9 million of debt on three hotels. We also repaid the $19.8 million mortgage on our Washington, D.C. hotel. During the 2013 second quarter we issued $44.2 million of debt secured by two hotels. Each of the new loans are 10-year fixed rate loans.
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
Dividend Policy
Our current common dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our Board of Trustees approved a change in the frequency of our dividend payments to monthly in January, with a targeted monthly dividend of $0.07 per common share and LTIP unit for 2013. The aggregate amount of dividends declared for the first and second quarters were $0.42 per common share and LTIP unit.
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
For the three months ended June 30, 2013 and 2012, we invested approximately $4.8 million and $1.8 million, respectively, and for the six months ended June 30, 2013 and 2012, we invested approximately $8.7 million and $4.9, respectively, on capital investments in our hotels. We expect to invest an additional $2.5 million on capital improvements on our existing hotels for the remainder of 2013 and approximately $2.5 million on the rebranding of our Washington, D.C hotel to a Residence Inn by Marriott.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at June 30, 2013 other than non-recourse debt associated with the Innkeepers JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$84	$20	$64	$—	$—
Revolving credit facility, including interest (1)	33,764	1,119	32,645	—	—
Ground leases	12,391	103	417	426	11,445
Property loans, including interest (1)	220,824	5,694	27,204	56,846	131,080
	$267,063	$6,936	$60,330	$57,272	$142,525

(1)
Does not reflect additional borrowings under the revolving credit facility after June 30, 2013 and interest payments are based on the interest rate in effect as of June 30, 2013. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.
The Company’s ownership interests in the Innkeepers JV and the Torrance JV are subject to change in the event that either Chatham or Cerberus calls for additional capital contributions to the Innkeepers JV or the Torrance JV, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the Innkeepers JV and the Torrance JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. Cerberus may also approve certain actions by either JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of either JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under either joint venture agreement.
In connection with certain non-recourse mortgage loans in either the Innkeepers JV or the Torrance JV, our Operating Partnership could be required to repay portions of the indebtedness, up to an amount commensurate with our interest in each respective JV, in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds, and material misrepresentations.
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
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted the new guidance on January 1, 2013 and the guidance did not have any impact on the Company’s consolidated financial statements.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2013 and December 31, 2012 was $177.9 million and $168.2 million, respectively.
At June 30, 2013, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments that are sensitive to changes in interest rates (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Floating rate:
Debt			$30,500				$30,500	$30,501
Average interest rate (1)			2.70%				2.70%
Fixed rate:
Debt	$1,147	$2,547	$7,286	$40,731	$2,546	$121,585	$175,842	$177,988
Average interest rate	4.92%	4.90%	5.48%	5.90%	4.70%	4.67%	4.99%

(1)	LIBOR of 0.20 % plus a margin of 2.50% at June 30, 2013.
We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.3 million annually. This assumes that the amount outstanding under our floating rate debt remains at $30.5 million, the balance as of June 30, 2013.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards).

10.2	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards).

10.3	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards).

10.4	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHATHAM LODGING TRUST

Dated: August 8, 2013	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)