Form 10-Q
period 2013-09-30
Chatham Lodging Trust
filed 2013-11-06
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Shares of Beneficial Interest ($0.01 par value per share)	26,295,558

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Investment in hotel properties, net	$543,709	$426,074
Cash and cash equivalents	60,401	4,496
Restricted cash	5,062	2,949
Investment in unconsolidated real estate entities	515	13,362
Hotel receivables (net of allowance for doubtful accounts of $42 and $28, respectively)	2,249	2,098
Deferred costs, net	5,647	6,312
Prepaid expenses and other assets	2,387	1,930
Total assets	$619,970	$457,221
Liabilities and Equity:
Debt	$175,208	$159,746
Revolving credit facility	48,500	79,500
Accounts payable and accrued expenses	11,885	8,488
Distributions payable	1,900	2,875
Total liabilities	237,493	250,609
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2013 and December 31, 2012	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 25,808,058 and 13,908,907 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	256	137
Additional paid-in capital	425,331	240,355
Accumulated deficit	(45,138)	(35,491)
Total shareholders’ equity	380,449	205,001
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	2,028	1,611
Total equity	382,477	206,612
Total liabilities and equity	$619,970	$457,221
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Room	$33,182	$25,337	$86,377	$71,778
Food and beverage	368	76	717	185
Other	1,362	1,179	3,575	3,065
Cost reimbursements from unconsolidated real estate entities	458	410	1,226	1,160
Total revenue	35,370	27,002	91,895	76,188
Expenses:
Hotel operating expenses:
Room	6,845	5,462	18,460	15,726
Food and beverage expense	189	87	506	241
Telephone expense	236	204	643	549
Other expense	430	454	1,157	1,130
General and administrative	3,159	2,318	8,493	6,886
Franchise and marketing fees	2,663	2,013	6,807	5,715
Advertising and promotions	738	570	2,046	1,740
Utilities	1,492	1,210	3,675	3,116
Repairs and maintenance	1,710	1,216	4,711	3,678
Management fees	947	707	2,430	1,995
Insurance	192	106	540	418
Total hotel operating expenses	18,601	14,347	49,468	41,194
Depreciation and amortization	4,748	3,399	12,526	10,861
Property taxes and insurance	2,297	1,918	6,329	5,174
General and administrative	1,910	1,676	5,956	5,400
Hotel property acquisition costs and other charges	1,345	24	2,581	108
Reimbursed costs from unconsolidated real estate entities	458	410	1,226	1,160
Total operating expenses	29,359	21,774	78,086	63,897
Operating income	6,011	5,228	13,809	12,291
Interest and other income	9	53	124	54
Interest expense, including amortization of deferred fees	(2,775)	(3,627)	(8,433)	(11,303)
Loss on early extinguishment of debt	—	—	(933)	—
Loss from unconsolidated real estate entities	(674)	(195)	(1,394)	(57)
Income before income tax benefit (expense)	2,571	1,459	3,173	985
Income tax benefit (expense)	(30)	39	(75)	(61)
Net income	$2,541	$1,498	$3,098	$924
Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.11	$0.10	$0.15	$0.05
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.11	$0.10	$0.15	$0.05
Weighted average number of common shares outstanding:
Basic	22,508,988	13,819,342	19,308,809	13,808,218
Diluted	22,769,282	13,966,952	19,539,941	13,919,056
Distributions per common share:	$0.210	$0.200	$0.630	$0.575
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2012	13,819,939	$137	$239,173	$(23,220)	$216,090	$1,028	$217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	645	—	645	586	1,231
Dividends declared on common shares ($0.575 per share)	—	—	—	(8,027)	(8,027)	—	(8,027)
Distributions declared on LTIP units ($0.575 per unit)	—	—	—	—	—	(147)	(147)
Net income	—	—	—	924	924	—	924
Balance, September 30, 2012	13,908,907	$137	$240,118	$(30,323)	$209,932	$1,467	$211,399
Balance, January 1, 2013	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $9,796	11,818,500	119	183,890	—	184,009	—	184,009
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	749	—	749	587	1,336
Dividends declared on common shares ($0.63 per share)	—	—	—	(12,745)	(12,745)	—	(12,745)
Distributions declared on LTIP units ($0.63 per unit)	—	—	—	—	—	(163)	(163)
Reallocation of noncontrolling interest	—	—	7	—	7	(7)	—
Net income	—	—	—	3,098	3,098	—	3,098
Balance, September 30, 2013	25,808,058	$256	$425,331	$(45,138)	$380,449	$2,028	$382,477
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,098	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,446	10,805
Amortization of deferred franchise fees	61	56
Amortization of deferred financing fees included in interest expense	809	1,483
Loss on early extinguishment of debt	933	—
Loss on write-off of deferred franchise fee	64	—
Share based compensation	1,589	1,484
Loss from unconsolidated real estate entities	1,394	57
Changes in assets and liabilities:
Hotel receivables	(151)	191
Deferred costs	(118)	39
Prepaid expenses and other assets	(532)	(1,796)
Accounts payable and accrued expenses	2,359	(2,825)
Net cash provided by operating activities	21,952	10,418
Cash flows from investing activities:
Improvements and additions to hotel properties	(11,154)	(4,534)
Acquisition of hotel properties, net of cash acquired	(117,805)	—
Distributions from unconsolidated entities	13,102	20,894
Investment in unconsolidated real estate entities	(1,649)	—
Restricted cash	(2,113)	2,701
Net cash provided by (used in) investing activities	(119,619)	19,061
Cash flows from financing activities:
Borrowings on revolving credit facility	135,000	6,500
Repayments on revolving credit facility	(166,000)	(25,500)
Payments on debt	(1,441)	(1,227)
Proceeds from the issuance of debt	117,033	—
Principal prepayment of mortgage debt	(100,130)	—
Payment of financing costs	(1,009)	(259)
Payment of offering costs	(9,796)	(155)
Proceeds from issuance of common shares	193,805	—
In-substance repurchase of vested common shares	(7)	—
Distributions-common shares/units	(13,883)	(7,774)
Net cash provided by (used in) financing activities	153,572	(28,415)
Net change in cash and cash equivalents	55,905	1,064
Cash and cash equivalents, beginning of period	4,496	4,680
Cash and cash equivalents, end of period	$60,401	$5,744
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,592	$9,745
Cash paid for income taxes	$77	$220
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
As of September 30, 2013, the Company had accrued distributions payable of $1,900. These distributions were paid on October 25, 2013 except for $75 related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of September 30, 2012, the Company had accrued distributions payable of $2,864. These distributions were paid on July 27, 2012 except for $31 related to accrued but unpaid distributions on unvested performance based shares.
A franchise fee of $75 was included in prepaid expenses and other assets at December 31, 2012. This amount was moved to deferred costs, net as of the second quarter of 2013, for the rebranding of the Company's Washington D.C. hotel to a Residence Inn by Marriott.
Accrued share based compensation of $253 is included in accounts payable and accrued expenses as of September 30, 2013 and 2012.
Accrued capital improvements of $1,121 and $122 are included in accounts payable and accrued expenses as of September 30, 2013 and 2012, respectively.
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
On June 18, 2013, the Company completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $70.0 million. On June 28, 2013, the Company issued an additional 475,823 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on June 18, 2013, generating gross proceeds of approximately $7.8 million and net proceeds of approximately $7.4 million. Proceeds from the June 2013 offerings were used to repay debt under the Company’s secured revolving credit facility, including debt incurred in connection with the acquisition of the Hyatt Place Pittsburgh North Shore hotel in Pittsburgh, PA (the “Pittsburgh Hotel”) and the August 9, 2013 acquisition of the Hampton Inn and Suites by Hilton in Exeter, NH (the "Exeter Hotel")..
On September 30, 2013, the Company completed a follow-on common share offering generating gross proceeds of $59.6 million and net proceeds of approximately $56.8 million. Proceeds from the September 2013 offering were used to repay debt under the Company's secured revolving credit facility, including debt incurred in connection with the acquisition of the Denver Tech Hilton Garden Inn hotel in Denver, CO (the "Denver Tech Hotel") and to fund the purchase price for the Company's acquisition of the Residence Inn Seattle Bellevue/Downtown in Bellevue, WA. On October 11, 2013, the Company issued an additional 487,500 common shares pursuant to the exercise of the underwriter's over-allotment option in the offering that closed on September 30, 2013, generating gross proceeds of approximately $8.9 million and net proceeds of approximately $8.5 million.
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
As of September 30, 2013, the Company owned 23 hotels with an aggregate of 3,200 rooms located in 13 states and the District of Columbia, held a 10.3% noncontrolling interest in a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”), which owns 51 hotels comprising an aggregate of 6,847 rooms, and held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA.
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly owns its interest in 51 of the Innkeepers JV hotels and its interest in the Torrance JV through the Operating Partnership. All of the Innkeepers JV hotels and the Torrance JV hotel are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of September 30, 2013, Island Hospitality Management Inc. (“IHM”), which is 90% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed 21 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of September 30, 2013, all of the Innkeepers JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

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

4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price of each of the hotels, based on the fair value on the date of its acquisition was (in thousands):

	Houston CY Hotel Acquisition	Pittsburgh Hotel Acquisition	Exeter Hotel Acquisition	Denver Tech Hotel Acquisition (Preliminary)	Total
Acquisition date	2/5/2013	6/17/2013	8/9/2013	9/26/2013
Number of rooms	197	178	111	180	666
Land	$5,600	$3,000	$1,900	$4,100	$14,600
Building and improvements	27,350	35,576	12,350	23,100	98,376
Furniture, fixtures and equipment	1,800	1,424	900	700	4,824
Cash	3	6	4	5	18
Accounts receivable	7	5	—	2	14
Prepaid expenses and other assets	10	272	40	5	327
Accounts payable and accrued expenses	(30)	—	(35)	(271)	(336)
Net assets acquired	$34,740	$40,283	$15,159	$27,641	$117,823
Net assets acquired, net of cash	$34,737	$40,277	$15,155	$27,636	$117,805

The Company incurred acquisition costs of $1.3 million and $2.6 million, respectively, during the three and nine months ended September 30, 2013 and $24 thousand and $0.1 million, respectively, during the three and nine months ended September 30, 2012.

The amount of revenue and operating income from the new hotels acquired in 2013 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2013		September 30, 2013
	Revenue	Operating Income	Revenue	Operating Income

Houston CY	$2,001	$909	$5,560	$2,759
Pittsburgh	2,403	1,264	2,715	1,438
Exeter	703	331	703	331
Denver Tech	114	93	114	93
Total	$5,221	$2,597	$9,092	$4,621

Pro Forma Financial Information
The following condensed pro forma financial information presents the results of operations as if the hotels acquired in the three and nine months ended September 30, 2013 and 2012 had taken place on January 1, 2012. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2012, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Pro forma total revenue	$37,917	$33,999	$103,055	$94,467
Pro forma net income	$3,738	$2,475	$4,988	$1,819
Pro forma income per share:
Basic	$0.17	$0.18	$0.26	$0.13
Diluted	$0.16	$0.18	$0.26	$0.13
Weighted average Common Shares Outstanding
Basic	22,508,988	13,819,342	19,308,809	13,808,218
Diluted	22,769,282	13,966,952	19,539,941	13,919,056
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $42 thousand and $28 thousand as of September 30, 2013 and December 31, 2012, respectively.
6.    Investment in Hotel Properties
Investment in hotel properties as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$78,619	$63,428
Building and improvements	462,114	360,301
Furniture, fixtures and equipment	32,382	21,381
Renovations in progress	7,221	5,145
	580,336	450,255
Less accumulated depreciation	(36,627)	(24,181)
Investment in hotel properties, net	$543,709	$426,074

7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest for $1.7 million in the Torrance JV with Cerberus. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company accounts for this investment under the equity method. During the three and nine months ended September 30, 2013 and 2012, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash generated from other activities and excess cash	$25	$—	$25	$—
Cash generated from financing activities	—	—	908	—
Total	$25	$—	$933	$—

The Company owns a 10.3% interest in the Innkeepers JV. The Company accounts for this investment under the equity method. During the three and nine months ended September 30, 2013 and 2012, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash generated from other activities and excess cash	$1,894	$976	$1,894	$4,060
Cash generated from asset sales	130	708	130	5,076
Cash generated from financing activities	10,145	—	10,145	11,759
Total	$12,169	$1,684	$12,169	$20,895
The Company’s ownership interests in the Joint Ventures are subject to change in the event that either the Company or Cerberus calls for additional capital contributions to the respective JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages each JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. Cerberus may also approve certain actions by each JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of each JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Innkeepers JV incurred $12.6 million and $37.1 million in depreciation expense during the three and nine months ended September 30, 2013, respectively, and $12.3 million and $36.9 million during the three and nine months ended September 30, 2012, respectively. The Torrance JV incurred $0.2 million and $0.4 million in depreciation expense during the three and nine months ended September 30, 2013, respectively, and $0.0 million and $0.0 million during the three and nine months ended September 30, 2012, respectively. The Company's investment in the INK JV is $(0.3) million and the Torrance JV is $0.8 million at September 30, 2013. The following table sets forth the components of net loss, including the Company’s share, related to both JVs for the three and nine months ended September 30, 2013 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$75,536	$71,593	$209,700	$207,552
Total hotel operating expenses	40,835	40,713	117,220	120,561
Operating income	$34,701	$30,880	$92,480	$86,991
Net loss from continuing operations	$(6,564)	$(70)	$(10,689)	$(5,243)
Net loss	$(6,223)	$(1,899)	$(13,007)	$(556)
Total loss from unconsolidated real estate entities attributable to Chatham	$(674)	$(195)	$(1,394)	$(57)

8.    Debt
The Company’s mortgage loans and its secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	09/30/13 Property Carrying Value	Balance Outstanding as of
				September 30, 2013	December 31, 2012
Senior Secured Revolving Credit Facility (1)	2.69%	November 5, 2015	$189,284	$48,500	$79,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,919	6,428	6,572
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	12,010	4,980	5,104
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,910	15,228	15,450
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	44,820	32,352	32,417
Residence Inn by Marriott San Diego, CA (2)	4.66%	February 6, 2023	48,542	30,664	39,557
Homewood Suites by Hilton San Antonio, TX (3)	4.59%	February 6, 2023	30,969	17,522	18,184
Residence Inn by Marriott Washington, D.C. (4)	6.03%	(4)	—	—	19,752
Residence Inn by Marriott Vienna, VA (3)	4.49%	February 6, 2023	34,173	24,020	22,710
Courtyard by Marriott Houston, TX (5)	4.18%	May 6, 2023	33,978	19,895	—
Hyatt Place Pittsburgh, PA (6)	4.65%	July 6, 2023	39,624	24,119	—
Total			$466,229	$223,708	$239,246

(1)	Eleven properties in the borrowing base serve as collateral for borrowings under the credit facility at September 30, 2013.

(2)	On February 1, 2013, the Company refinanced the mortgage for the Residence Inn San Diego hotel. The new loan has a 10-year term and a 30-year amortization payment schedule.

(3)
On January 18, 2013, the Company refinanced the mortgage loans for the Homewood Suites San Antonio hotel and the Residence Inn Tysons Corner hotel. Both new loans have a 10-year term and a 30-year amortization payment schedule.

(4)	On January 31, 2013, the Company paid off the mortgage loan for the Washington, D.C. hotel. This hotel has been rebranded as a Residence Inn by Marriott on September 20, 2013.

(5)	On April 25, 2013, the Company issued debt secured by a first mortgage for the Houston CY Hotel. The loan has a 10-year term and a 30-year amortization payment schedule.

(6)	On June 17, 2013, the Company issued debt secured by a first mortgage for the Pittsburgh Hotel. The loan has a 10-year term and a 30-year amortization payment schedule.
The senior secured credit facility key terms are as follows:

Facility amount	$115 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
At September 30, 2013 and December 31, 2012, the Company had $48.5 million and $79.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. Eleven properties in the borrowing base serve as collateral for borrowings under the credit facility at September 30, 2013. At September 30, 2013, the maximum borrowing availability under the revolving credit facility was $115.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the

Company’s fixed rate debt as of September 30, 2013 and December 31, 2012 was $172.2 million and $168.2 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2013 and December 31, 2012 was $48.5 million and $79.5 million, respectively.
As of September 30, 2013, the Company was in compliance with all of its financial covenants. At September 30, 2013, the Company’s consolidated fixed charge coverage ratio was 2.35. Future scheduled principal payments of debt obligations as of September 30, 2013, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2013 (remaining three months)	$724
2014	2,957
2015	56,231
2016	39,730
2017	2,546
Thereafter	121,520
Total	$223,708
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, that are treated separately for income tax purposes.
The components of income tax (benefit) expense for the following periods are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Federal	$21	$(23)	$56	$67
State	9	(16)	19	(6)
Tax (benefit) expense	$30	$(39)	$75	$61
At September 30, 2013, TRS 1 had a gross deferred tax asset associated with future tax deductions of $0.7 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.1 million as of September 30, 2013 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for September 30, 2013.

10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.21 per share and distributions on long-term incentive plan (“LTIP”) units of $0.21 per unit for the three months ended September 30, 2013 and $0.63 per share and distributions on LTIP units of $0.63 per unit for the nine months ended September 30, 2013. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2013	2/22/2013	$0.07	$0.07
February	2/28/2013	3/29/2013	0.07	0.07
March	3/29/2013	4/26/2013	0.07	0.07
1st Quarter 2013			$0.21	$0.21

April	4/30/2013	5/31/2013	$0.07	$0.07
May	5/31/2013	6/28/2013	0.07	0.07
June	6/28/2013	7/26/2013	0.07	$0.07
2nd Quarter 2013			$0.21	$0.21

July	7/31/2013	8/30/2013	$0.07	$0.07
August	8/30/2013	9/27/2013	0.07	0.07
September	9/30/2013	10/25/2013	$0.07	0.07
3rd Quarter 2013			$0.21	$0.21

Total 2013			$0.63	$0.63

11.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested long-term incentive plan units are considered to be participating shares. Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$2,541	$1,498	$3,098	$924
Dividends paid on unvested shares and units	(72)	(165)	(223)	(203)
Net income attributable to common shareholders	$2,469	$1,333	$2,875	$721
Denominator:
Weighted average number of common shares - basic	22,508,988	13,819,342	19,308,809	13,808,218
Effect of dilutive securities:
Unvested shares	260,294	147,610	231,132	110,838
Weighted average number of common shares - diluted	22,769,282	13,966,952	19,539,941	13,919,056
Basic income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.11	$0.10	$0.15	$0.05
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.11	$0.10	$0.15	$0.05
12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested performance based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2013 and 2012, the Company issued 22,536 and 27,592 common shares, respectively, to its independent trustees as compensation for services performed in 2012 and 2011. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 13,377 common shares had this liability classified award been satisfied as of September 30, 2013. As of September 30, 2013, there were 2,400,018 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity awards. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date. The Company met its criteria for 2012, therefore, on January 15, 2013 the Company issued an aggregate of 17,731 shares to its executive officers as performance based equity compensation under the 2012 awards. Included in the grant of 61,376 time-based shares in 2012 are 8,184 shares granted to certain employees not subject to employment agreements. On January 29, 2013, the Company granted 40,829 shares as time-based awards and, effective as of May 17, 2013 upon shareholder approval of the Amended and Restated Equity Incentive Plan, 40,829 shares of performance-base equity awards. The 2013 time-based equity awards will vest over a three-year period. The 2013 awards of performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
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
A summary of the Company’s restricted share awards for the nine months ended September 30, 2013 and year ended December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	140,077	$12.70	51,029	$19.04
Granted	81,658	13.43	114,567	11.28
Vested	(63,700)	14.39	(25,519)	19.04
Non-vested at end of the period	158,035	$12.39	140,077	$12.70
As of September 30, 2013 and December 31, 2012, there were $1.4 million and $1.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2013, these costs were expected to be recognized over a weighted–average period of approximately 1.9 years. For the three months ended September 30, 2013 and 2012, the Company recognized approximately $0.3 million and $0.3 million, respectively and for the nine months ended September 30, 2013, and 2012, the Company recognized approximately $0.7 million and $0.7 million, respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units
The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP Units for the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $0.6 million in compensation expense related to the LTIP units for nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, there was $1.2 million and $2.0 million, respectively, of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 1.6 years, which represents the weighted average remaining vesting period of the LTIP Units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIPS units of one of the officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Three-fifths of these units have vested. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income (loss).
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of September 30, 2013, for the remainder of 2013 and for each of the next four calendar years and thereafter (in thousands):

Amount
2013 (remaining three months)	$51
2014	207
2015	210
2016	212
2017	214
Thereafter	11,445
Total	$12,339
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
As of September 30, 2013, all of the remaining hotels owned by the Company are managed by IHM. The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of 3% of the managed hotel’s gross revenues for the Hampton Inn Houston, TX, Residence Inn Holtsville, NY, Residence Inn White Plains, NY, Residence Inn New Rochelle, NY, Homewood Suites Carlsbad, CA, Portland Hotel, Houston CY Hotel, Pittsburgh Hotel, Exeter Hotel and Denver Tech Hotel and 2.5% of the managed hotel’s gross revenues for the Residence Inn Garden Grove, CA, Residence Inn San Diego, CA, Homewood Suites San Antonio, TX, Washington Guest Suites, Washington, DC and Residence Inn Tysons Corner, VA and 2% for the six hotels transitioned to IHM from Hilton. Management agreements with IHM also provide for accounting fees up to $1,500 per month per hotel, revenue management fees up to $1,000 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.
Management fees totaled approximately $0.9 million and $0.7 million, respectively, for the three months ended September 30, 2013 and 2012, respectively, and approximately $2.4 million and $2.0 million, respectively, for the nine months ended September 30, 2013, and 2012.
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
One of the Company’s TRS Lessees has entered into franchise agreements with Marriott, relating to seven Residence Inn properties, two Courtyard properties and the SpringHill Suites property. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2031. None of the agreements have a renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances, such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, its TRS Lessee’s interest in the agreement or more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.
One of the Company’s TRS Lessees has entered into franchise agreements with Hampton Inns Franchise LLC, (“Hampton Inns”), for three Hampton Inn & Suites®. The franchise agreement for the Houston Hotel has an initial term of approximately 10 years and expires on July 31, 2020. The franchise agreement for the Portland Hotel has an initial term of approximately 20 years and expires on February 29, 2032. The franchise agreement for the Exeter Hotel has an initial term of approximately 18 years and expires on July 31, 2031. The Hampton Inns franchise agreements provide for a monthly program fee equal to 4% of the managed hotel’s gross rooms revenue and monthly royalty fees ranging from 5% to 6% of the managed hotel’s gross rooms revenue. None of the agreements have a renewal option. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances, such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.
One of the Company's TRS lessees entered into a franchise agreement with Doubletree Franchise LLC ("Doubletree"), relating to the Company's Washington, D.C. hotel, which formerly operated as a Doubletree Guest Suites by Hilton. The Doubletree franchise agreement was terminated on January 31, 2013 for no costs. As of September 30, 2013, the hotel is operating as a Residence Inn by Marriott.
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
One of the Company's TRS lessees entered into a franchise agreement with Hilton Garden Inns Franchise LLC ("HGI"), relating to the Denver Tech Hotel. The franchise agreement for the Denver Tech Hotel has an initial term of approximately 15 years and expires on October 31, 2028. The franchise agreement provides for a monthly program fee equal to 4.3% of the hotel's gross rooms revenue and a monthly royalty fee of approximately 5.5% of the hotel's gross rooms revenue. The Denver Tech Hotel franchise agreement is not renewable.
Franchise fees totaled approximately $2.7 million and $2.0 million, respectively, for the three months ended September 30, 2013 and 2012, respectively, and approximately $6.8 million and $5.7 million, respectively, for the nine months ended September 30, 2013 and 2012.

14.    Related Party Transactions
Mr. Fisher owns 90% of IHM. As of September 30, 2013, the Company had hotel management agreements with IHM to manage 21 of its hotels. As of September 30, 2013 all 51 hotels owned by the Innkeepers JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the three months ended September 30, 2013 and 2012 were $1.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $2.4 million and $1.9 million, respectively. At September 30, 2013 and December 31, 2012, the amounts due to IHM were $0.5 million and $0.4 million, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the Innkeepers JV. These costs relate primarily to corporate payroll costs at the Innkeepers JV where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the Innkeepers JV are recorded based upon the occurrence of a reimbursed activity.
During 2012, Mr. Fisher entered into a participation agreement with Cerberus by which Mr. Fisher acquired a less than 1% non-voting interest in the Cerberus percentage ownership of the Innkeepers JV.
15.    Subsequent Events
On August 30, 2013, the Company entered into an agreement to acquire the 231-room Residence Inn Seattle Bellevue/Downtown in Bellevue, WA (the "Bellevue RI"). The transaction closed on October 31, 2013, for a cash purchase price of $73.2 million, plus customary pro-rated amounts and closing costs. The Company funded the purchase price with available cash and borrowings under the Company's senior secured revolving credit facility. The Bellevue RI is managed by IHM.
The allocation of the purchase price of the Bellevue RI hotel acquired after September 30, 2012, is based on preliminary estimates of fair value as follows (in thousands), unaudited:

Bellevue RI Hotel Acquisition (Preliminary)
Acquisition date	10/31/2013
Number of Rooms	231
Land	$14,500
Building and improvements	48,557
Furniture, fixtures and equipment	8,700
Cash	3
Accounts receivable	240
Prepaid expenses and other assets	60
Accounts payable and accrued expenses	(1)
Net assets acquired	$72,059
Net assets acquired, net of cash	$72,056

The following condensed pro forma financial information presents the Company's results of operations as if the Bellevue RI acquisition was acquired on January 1, 2012. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisition taken place on January 1, 2012, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma total revenue	$38,800	$29,800	$100,915	$84,167
Pro forma net income	$4,713	$1,530	$7,123	$654
Pro forma income per share:
Basic	$0.21	$0.11	$0.37	$0.05
Diluted	$0.21	$0.11	$0.36	$0.05
Weighted average Common Shares Outstanding
Basic	22,508,988	13,819,342	19,308,809	13,808,218
Diluted	22,769,282	13,966,952	19,539,941	13,919,056

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations .
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
Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35 percent. However, during what we believe are the early stages of the lodging cycle recovery, we and our Board of Trustees are comfortable at levels in excess of that amount. Our current ratio is 26%, which is down from 51% at December 31, 2012, by using free cash flow to payoff debt and acquiring assets using a higher overall percentage of some form of equity.
Future growth through acquisitions will be funded by issuances of both common and preferred shares, draw-downs under our credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in INK Acquisition, LLC and affiliates, a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”), that owns 51 hotels, (the “Innkeepers JV”) or distributions from our 5.0% investment in a joint venture with Cerberus that owns the Residence Inn by Marriott in Torrance, CA (the "Torrance JV") as of September 30, 2013.
We believe the remainder of 2013 and beyond will offer attractive growth for the lodging industry and for us because lodging demand is projected to surpass supply growth for the next few years. Increased demand is correlative to economic growth in the U.S. and with Gross Domestic Product (“GDP”) expected to moderately grow, demand should increase. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.
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
Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is forecast to grow in 2013, unemployment is forecast to continue to decline and corporate profits and travel expense are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, industry RevPAR in 2012 was up 6.9% and was up 5.6% year to date through September 30, 2013 compared to the previous year for 2012 and 2013. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 5-6% in 2013 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, industry analysts ADR growth to comprise the majority of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 4.0% in 2013 with ADR comprising most of our RevPAR growth. Industry analysis predict that RevPAR will continue to grow in 2014.
Comparison of the three months ended September 30, 2013 (“2013”) to the three months ended September 30, 2012 (“2012”)
Results of operations for the three months ended September 30, 2013 include the operating activities of our 23 wholly-owned hotels and our investments in the Innkeepers JV and the Torrance JV. We owned 18 hotels at September 30, 2012. Accordingly, the comparisons below are influenced by the fact that five hotels and the Torrance JV were not owned by us for the third quarter of 2012, whereas they were owned by us for all or part of the third quarter of 2013.
As reported by Smith Travel Research, industry RevPAR for the three months ended September 30, 2013 and 2012 was up 5.5% and up 5.1%, respectively, as compared to the third quarter for 2012 and 2011. RevPAR at our hotels was up 3.8% and 5.8%, respectively, in the 2013 and 2012 periods as compared to the third quarter of 2012 and 2011. Our RevPAR performance in the third quarter of 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for most of the 2013 third quarter until it was rebranded to a Residence Inn by Marriott on September 20, 2013. Excluding the Washington D.C. hotel, RevPAR was up 6.5% for the quarter ended September 30, 2013 as compared to the third quarter 2012.

Revenues
Revenue consists primarily of room, food and beverage and other operating revenues from our hotels, as follows (in thousands):

	For the three months ended
	September 30, 2013	September 30, 2012	% Change
Room	$33,182	$25,337	31.0%
Food and beverage	368	76	384.2%
Other	1,362	1,179	15.5%
Cost reimbursements from unconsolidated real estate entities	458	410	11.7%
Total revenue	$35,370	$27,002	31.0%
Total revenue was $35.4 million for the quarter ended September 30, 2013 compared to total revenue of $27.0 million for the 2012 period. Total revenue related to five hotels not owned in the 2012 third quarter contributed $8.0 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $33.2 and $25.3 million for the quarters ended September 30, 2013 and 2012, respectively, with $7.3 million of this increase attributable to the five recently acquired hotels.
Food and beverage revenue was $0.4 million and $0.1 million for three months ended September 30, 2013 and 2012, respectively. The increase relates to the Pittsburgh Hotel and the Houston CY hotel, which were acquired in 2013 and which have food and beverage operations.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1.4 million and $1.2 million for the quarters ended September 30, 2013 and 2012, respectively. Total other operating revenue related to five hotels not owned in the 2012 third quarter contributed $0.3 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $0.5 million and $0.4 million for the quarters ended September 30, 2013 and 2012, respectively.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented:

	For the three months ended	For the three months ended
	September 30, 2013	September 30, 2012
Occupancy	84.0%	84.5%
ADR	$141.99	$136.09
RevPar	$119.26	$114.86
The RevPar increase above of 3.8% was due to an increase in ADR of 4.3%, offset by a decline in occupancy of 0.5%. Excluding the D.C. hotel under going rebranding, occupancy would have been 84.7% in the third quarter 2013.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	For the three months ended
	September 30, 2013	September 30, 2012	% Change
Hotel operating expenses:
Room	$6,845	$5,462	25.3%
Food and beverage expense	189	87	117.2%
Telephone expense	236	204	15.7%
Other expense	430	454	(5.3)%
General and administrative	3,159	2,318	36.3%
Franchise and marketing fees	2,663	2,013	32.3%
Advertising and promotions	738	570	29.5%
Utilities	1,492	1,210	23.3%
Repairs and maintenance	1,710	1,216	40.6%
Management fees	947	707	33.9%
Insurance	192	106	81.1%
Total hotel operating expenses	$18,601	$14,347	29.7%

Hotel operating expenses increased $4.3 million to $18.6 million for the three months ended September 30, 2013 from $14.3 million for the three months ended September 30, 2012. Total hotel operating expenses related to the five hotels not owned in the 2012 third quarter contributed $3.6 million of the increase.
Room expenses, which are the most significant component of hotel operating expenses, increased $1.3 million from $5.5 million in 2012 to $6.8 million in 2013. Total room expenses related to the five hotels not owned in the 2012 third quarter contributed all of the increase.
The remaining hotel operating expenses increased $2.9 million, from $8.9 million in 2012 to $11.8 million in 2013, which increase is consistent with the increase in the number of rooms owned in 2013 compared to 2012. The number of rooms increased from 2,412 rooms in 2012 to 3,200 rooms in 2013 due to recent acquisitions. The increase attributable to the recent acquisitions is $2.4 million. Food and beverage expense increased due to the Hyatt Place Pittsburgh and Houston Courtyard hotels that were acquired in 2013 and have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million from $3.4 million for the three months ended September 30, 2012 to $4.7 million for the three months ended September 30, 2013. The increase is due to the five hotels not owned in the 2012 third quarter, which contributed $1.0 million of the increase. The remaining increase is attributable to renovations performed in 2012 and 2013. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $0.3 million from $1.9 million for the three months ended September 30, 2012 to $2.2 million for the three months ended September 30, 2013. The increase is due entirely to the increased number of hotels owned during the 2013 period.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.5 and $0.5 million for the three months ended September 30, 2013 and 2012, respectively) increased $0.2 million to $1.4 million in 2013 from $1.2 million in 2012 with the increase due to employee compensation and professional fees.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $1.3 million from $0.0 million for the three months ended September 30, 2012 to $1.3 million for the three months ended September 30, 2013. Expenses during the 2013 period related primarily to our acquisitions of the Exeter Hotel and Denver Tech Hotel. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV where the Company is the employer, were $0.5 million and $0.4 million for the quarters ended September 30, 2013 and 2012, respectively. These costs are offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $44 thousand from $53 thousand for the three months ended September 30, 2012 to $9 thousand for the three months ended September 30, 2013.
Interest Expense, including amortization of deferred fees
Interest expense decreased $0.8 million from $3.6 million for the three months ended September 30, 2012 to $2.8 million for the three months ended September 30, 2013, respectively, and is comprised of the following (in thousands):

	For the three months ended
	September 30, 2013	September 30, 2012	% Change

Mortgage debt interest	$2,234	$2,350	(4.9)%
Credit facility interest and unused fees	288	778	(63.0)%
Amortization of deferred financing costs	253	499	(49.3)%
Total	$2,775	$3,627	(23.5)%

The decrease in interest expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is due to a reduction of the interest rate on the three loans refinanced in the first quarter of 2013 of approximately 430 basis points or $0.4 million, interest saved from paying off the Washington, D.C. hotel loan on January 31, 2013, a lower interest rate on our senior secured revolving credit facility borrowings as a result of our amendment to the credit agreement in the fourth quarter of 2012 (which had weighted average borrowings of $27.8 million at 2.69% in 2013 compared to weighted average borrowings of $50.8 million at 5.5% in 2012), reduced loan amortization costs attributable to deferred expenses written off on the paid-off loans in 2013, offset by two new loans on recently acquired hotels.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $0.5 million from a loss of $0.2 million for the three months ended September 30, 2012 to a loss of $0.7 million for the three months ended September 30, 2013. The increase is due to costs associated with the early debt extinguishment and refinancing of $9.3 million for the Innkeepers JV, of which our share was $1.0 million.
Income Tax Expense
Income tax expense increased $69 thousand from a benefit of $39 thousand for the three months ended September 30, 2012 to an expense of $30 for the three months ended September 30, 2013. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.

Net income
Net income was $2.5 million for the three months ended September 30, 2013, compared to a net income of $1.5 million for the three months ended September 30, 2012. The increase in our net income was due to the factors discussed above.
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
Comparison of the nine months ended September 30, 2013 (“2013”) to the nine months ended September 30, 2012 (“2012”)
Results of operations for the nine months ended September 30, 2013 include the operating activities of our 23 wholly-owned hotels and our investment in the Innkeepers JV and Torrance JV. We owned 18 hotels at September 30, 2012. Accordingly, the comparisons below are influenced by the fact that five hotels and the Torrance JV were not owned by us for the first nine months of 2012, whereas they were owned by us for all or part of the first nine months of 2013.
As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2013 and 2012 was up 5.6% and up 6.9%, respectively. RevPAR at our hotels was up 4.2% and 8.1%, respectively, in the 2013 and 2012 periods as compared to nine months ended September 30, 2012 and 2011. Our RevPAR performance in 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for most of the 2013 year until rebranded as a Residence Inn by Marriott during the third quarter of 2013. Excluding the Washington D.C. hotel, RevPar was up 6.5% for the nine months ended September 30, 2013 as compared to nine months ended September 30, 2012.
Revenues
Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012	% Change
Room	$86,377	$71,778	20.3%
Food and beverage	717	185	287.6%
Other	3,575	3,065	16.6%
Cost reimbursements from unconsolidated real estate entities	1,226	1,160	5.7%
Total revenue	$91,895	$76,188	20.6%

Total revenue was $91.9 million for the nine months ended September 30, 2013 compared to total revenue of $76.2 million for the 2012 period. $14.5 million of the $15.7 million increase was attributable to the five hotels acquired in late 2012 or 2013. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $86.4 million and $71.8 million for the nine months ended September 30, 2013 and 2012, respectively. Recently acquired hotels accounted for $13.3 million of the increase. ADR at our hotels was up 4.1%.
Food and beverage revenue was $0.7 million and $0.2 million for nine months ended September 30, 2013 and 2012, respectively. $0.5 million of the increase relates to the Pittsburgh Hotel and the Houston CY hotel, which were acquired in 2013 and which have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $3.6 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively. Total other operating revenue related to five hotels recently acquired contributed $0.7 million of the increase.

Cost reimbursements from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV where the Company is the employer, were $1.2 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the period presented:

	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012
Occupancy	79.7%	79.8%
ADR	$137.42	$131.97
RevPar	$109.58	$105.14
The RevPar increase above of 4.2% was due to an increase in ADR. Excluding the D.C. hotel under going rebranding, occupancy would have been 80.3% in the nine months ended September 30, 2013.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012	% Change
Hotel operating expenses:
Room	$18,460	$15,726	17.4%
Food and beverage expense	506	241	110.0%
Telephone expense	643	549	17.1%
Other expense	1,157	1,130	2.4%
General and administrative	8,493	6,886	23.3%
Franchise and marketing fees	6,807	5,715	19.1%
Advertising and promotions	2,046	1,740	17.6%
Utilities	3,675	3,116	17.9%
Repairs and maintenance	4,711	3,678	28.1%
Management fees	2,430	1,995	21.8%
Insurance	540	418	29.2%
Total hotel operating expenses	$49,468	$41,194	20.1%

Hotel operating expenses increased $8.3 million to $49.5 million for the nine months ended September 30, 2013 compared to $41.2 million for the nine months ended September 30, 2012. Total hotel operating expenses related to the five hotels not owned in the 2012 period contributed $6.9 million of the increase.
Room expenses, which are the most significant component of hotel operating expenses, increased $2.8 million from $15.7 million in 2012 to $18.5 million in 2013. Total rooms expenses related to the five hotels not owned in the 2012 period contributed $2.4 million of the increase.
The remaining hotel operating expenses increased $5.5 million, from $25.5 million in 2012 to $31.0 million in 2013, which increase is consistent with the increase in the number of rooms owned in 2013 compared to 2012. The number of rooms increased from 2,412 rooms in 2012 to 3,200 rooms in 2013 due to recent acquisitions. The increase attributable to the recent acquisitions is $4.5 million. Food and beverage expense increased due to the Pittsburgh Hotel and Houston CY hotel that were acquired in 2013 and have food and beverage operations.

Depreciation and Amortization
Depreciation and amortization expense increased $1.6 million from $10.9 million for the nine months ended September 30, 2012 to $12.5 million for the nine months ended September 30, 2013. The increase is due to the increased number of hotels owned during the 2013 period, partially offset by disposition and replacement of furniture and fixtures at four hotels where major renovations were completed in 2012. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $0.9 million from $5.2 million for the nine months ended September 30, 2012 to $6.1 million for the nine months ended September 30, 2013. The increase is due entirely to the increased number of hotels owned during the 2013 period.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.6 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively) increased $0.5 million to $4.4 million in 2013 from $3.9 million in 2012 with the increases related to employee compensation and professional fees.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $2.5 million from $0.1 million for the nine months ended September 30, 2012 to $2.6 million for the nine months ended September 30, 2013. Expenses during the 2013 period related to our acquisition of the Houston CY, Pittsburgh, Exeter and Denver Tech Hotels. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $1.2 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. These costs are offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $70 thousand from $54 thousand for the nine months ended September 30, 2012 to $124 thousand for the nine months ended September 30, 2013.
Interest Expense, including amortization of deferred fees
Interest expense decreased $2.9 million from $11.3 million for the nine months ended September 30, 2012 to $8.4 million for the nine months ended September 30, 2013.

	Nine Months Ended
	September 30, 2013	September 30, 2012	% Change

Mortgage debt interest	$6,081	$7,238	(16.0)%
Credit facility interest and unused fees	1,543	2,582	(40.2)%
Amortization of deferred financing costs	809	1,483	(45.4)%
Total	$8,433	$11,303	(25.4)%

The decrease in interest expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is due to a reduction of the interest rate on the three loans refinanced in the first quarter of 2013 of approximately 430 basis points or $1.1 million, interest saved from paying off the Washington, D.C. hotel loan on January 31, 2013, a lower interest rate on our senior secured revolving credit facility borrowings as a result of our amendment to the credit agreement in the fourth quarter of 2012 (which had weighted average borrowings of $62.9 million at 2.69% in 2013 compared to weighted average borrowings of $58.9 million at 5.38% in 2012), and reduced loan amortization costs attributable to deferred expenses written off on the paid-off loans during 2013, offset by two new loans on recently acquired hotels.
Loss on early extinguishment of debt
Loss on early extinguishment of debt increased $0.9 million from income of $0.0 million for the nine months ended September 30, 2012 to $0.9 million for the nine months ended September 30, 2013 due to the write-off of the deferred issuance costs related to the debt that was refinanced or paid off.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $1.3 million from income of $0.1 million for the nine months ended September 30, 2012 to a loss of $1.4 million for the nine months ended September 30, 2013. The increase is due to costs associated with the early debt extinguishment and refinancing of $9.3 million for the Innkeepers JV, of which our share was $1.0 million.
Income Tax Expense
Income tax expense increased $14 thousand from $61 thousand for the nine months ended September 30, 2012 to $75 thousand for the nine months ended September 30, 2013. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income
Net income was $3.1 million for the nine months ended September 30, 2013, compared to a net income of $0.9 million for the nine months ended September 30, 2012. The increase in our net income was due to the factors discussed above.
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
The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Funds From Operations (“FFO”):
Net income	$2,541	$1,498	$3,098	$924
Loss (gain) on the sale of assets within the unconsolidated real estate entity	(35)	188	238	(482)
Depreciation	4,726	3,380	12,466	10,805
Adjustments for unconsolidated real estate entity items	1,305	1,262	3,832	3,787
FFO	8,537	6,328	19,634	15,034
Hotel property acquisition costs and other charges	1,345	24	2,581	108
Loss on early extinguishment of debt	—	—	933	—
Adjustments for unconsolidated real estate entity items	954	—	962	42
Adjusted FFO	$10,836	$6,352	$24,110	$15,184
Weighted average number of common shares
Basic	22,508,988	13,819,342	19,308,809	13,808,218
Diluted	22,769,282	13,966,952	19,539,941	13,919,056
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

The following is a reconciliation of net increase to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$2,541	$1,498	$3,098	$924
Interest expense	2,775	3,627	8,433	11,303
Income tax (benefit) expense	30	(39)	75	61
Depreciation and amortization	4,748	3,399	12,526	10,861
Adjustments for unconsolidated real estate entity items	2,775	2,800	8,279	8,236
EBITDA	12,869	11,285	32,411	31,385
Hotel property acquisition costs and other charges	1,345	24	2,581	108
Loss on early extinguishment of debt	—	—	933	—
Adjustments for unconsolidated real estate entity items	954	—	960	42
Loss (gain) on the sale of assets within the unconsolidated real estate entity	(35)	188	240	(482)
Share based compensation	509	518	1,589	1,485
Adjusted EBITDA	$15,642	$12,015	$38,714	$32,538
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
As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $60.4 million and $4.5 million, respectively. We typically maintain approximately $5.0 million of unrestricted cash and cash equivalents. Our cash balance at September 30, 2013 was significantly higher because our September follow-on common share offering of $66.6 million. On October 1, 2013, we repaid all amounts outstanding on our credit facility ($48.5 million). Additionally, we had $66.5 million available under our $115.0 million senior secured revolving credit facility as of September 30, 2013.
For the nine months ended September 30, 2013, net cash flows provided by operations were $22.0 million, comprised of net income of $3.1 million and primarily significant non-cash expenses, including $13.4 million of depreciation and amortization, $0.9 million from the extinguishment of debt, $1.6 million of share-based compensation expense and $1.4 million related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $1.6 million. Net cash flows used in investing activities were $119.6 million, primarily related to the purchase of the Houston CY Hotel, Pittsburgh Hotel, Exeter Hotel and Denver Tech Hotel of $117.8 million, capital improvements on our 23 wholly owned hotels of $11.2 million, investment in the Torrance JV of $1.7 million, $2.1 million related to the required escrow deposits of restricted cash, reduced by distributions of $13.1 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $153.6 million, comprised primarily of $193.8 million raised from our January, June and September 2013 follow-on common share offerings, and proceeds from the issuance of refinanced and new mortgage loans of $117.0 million, offset by net repayments on our secured credit facility of $31.0 million, principal payments or payoffs on mortgage debt of $101.6 million, payments of deferred financing and offering costs of $10.8 million and distributions to shareholders of $13.9 million.
For the nine months ended September 30, 2012, net cash flows provided by operations were $10.4 million, comprised of net income of $0.9 million and primarily significant non-cash expenses, including $12.3 million of depreciation and amortization, $1.5 million of share-based compensation expense and a $0.1 million related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $4.4 million. Net cash flows provided by investing activities were $19.1 million, comprised of distributions of $20.9 million from unconsolidated real estate entities and reimbursements from required escrows of $2.7 million, offset by additional capital improvements to the eighteen hotels of $4.5 million. Net cash flows used in financing activities were $28.4 million, comprised primarily of net repayments on our secured credit facility of $19.0 million, principal payment on mortgage debt of $1.2 million, payment of deferred financing and offering costs of $0.4 million and distributions to shareholders of $7.8 million.
We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend in January 2013. Dividends and distributions for the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second, third and fourth quarters of 2012 increased to $0.20 per common share and LTIP unit. We declared total dividends of $0.21 per common share and LTIP unit for each of the first, second and third quarters of 2013 ($0.07 per month).
Liquidity and Capital Resources
We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35% measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging recovery cycle is appropriate, so we will continue to make acquisitions where suitable. Our current leverage ratio is 26%, which is down from 51% at December 31, 2012. We will pay down borrowings on our secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At September 30, 2013 and December 31, 2012, we had $48.5 million and $79.5 million, respectively, in borrowings under our senior secured revolving credit facility. On October 1, 2013, using proceeds from our September 2013 follow-on common share offering, we repaid all amounts outstanding on our credit facility of $48.5 million. At September 30,

2013, there were 11 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $115.0 million. We also had mortgage debt on individual hotels aggregating $175.2 million and $159.7 million at September 30, 2013 and December 31, 2012, respectively.
The maturity date of the credit facility is November 5, 2015 and includes an option to extend the maturity date by an additional year. Other key features of the credit facility are as follows:

Facility amount	$115 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2013. We expect to meet all financial covenants during the remainder of 2013 based upon our current projections.
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
On October 31, 2013, the Bellevue RI hotel was purchased for $73.2 million, plus customary pro-rated amounts and closing costs. We funded the purchase price with available cash and borrowings under the Company's secured revolving credit facility.
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
Dividend Policy
Our current common dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our Board of Trustees approved a change in the frequency of our dividend payments to monthly in January 2013, with a targeted monthly dividend of $0.07 per common share and LTIP unit for 2013. The aggregate amount of dividends declared for the nine months ended September 30, 2013 were $0.63 per common share and LTIP unit.
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
For the three months ended September 30, 2013 and 2012, we invested approximately $4.3 million and $1.6 million, respectively, and for the nine months ended September 30, 2013 and 2012, we invested approximately $13.0 million and $6.5 million, respectively, on capital investments in our hotels. We expect to invest an additional $1.2 million on capital improvements on our existing hotels for the remainder of 2013.
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at September 30, 2013 other than non-recourse debt associated with the Innkeepers JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$74	$10	$64	$—	$—
Revolving credit facility, including interest (1)	51,831	384	51,447	—	—
Ground leases	12,339	51	417	426	11,445
Property loans, including interest (1)	218,976	2,928	27,852	57,116	131,080
Total	$283,220	$3,373	$79,780	$57,542	$142,525

(1)
Does not reflect paydowns or additional borrowings under the revolving credit facility after September 30, 2013. Interest payments are based on the interest rate in effect as of September 30, 2013. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans. At September 30, 2013, there was a $2.0 million in escrow that could be contractually forfeited. On October 31, 2013, we purchased the Bellevue RI hotel, which is not included in the above table.

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
In connection with certain non-recourse mortgage loans in either the Innkeepers JV or the Torrance JV, our Operating Partnership could require us to repay our pro rata share of portions of their indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds, and material misrepresentations.
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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2013 and December 31, 2012 was $172.2 million and $168.2 million, respectively.
At September 30, 2013, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments that are sensitive to changes in interest rates (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	$48,500	—	—	—	$48,500	$48,503
Average interest rate (1)	—	—	2.69%	—	—	—	2.69%
Fixed rate:
Debt	$724	$2,957	$7,731	$39,730	$2,546	$121,520	$175,208	$172,206
Average interest rate	5.03%	5.05%	5.51%	5.90%	4.70%	4.67%	4.99%

(1)	LIBOR of 0.19% plus a margin of 2.50% at September 30, 2013.
We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.5 million annually. This assumes that the amount outstanding under our floating rate debt remains at $48.5 million, the balance as of September 30, 2013. On October 1, 2013, we repaid all amounts outstanding under our senior secured revolving credit facility, consisting of $48.5 million in floating rate debt, using proceeds from our September 2013 follow-on common share offering.

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

CHATHAM LODGING TRUST

Dated: November 6, 2013	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)