Form 10-K
period 2013-12-31
Chatham Lodging Trust
filed 2014-03-11
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the 22,558,058 common shares of beneficial interest held by non-affiliates of the registrant was $387,547,436.44 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 28, 2013.
The number of common shares of beneficial interest outstanding as of March 10, 2014 was 26,391,655.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before May 17, 2014) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include those discussed in "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein.
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

PART I
Item 1. Business

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. We elected to be taxed as a real estate investment trust for federal income tax purposes (a "REIT") commencing with our 2010 taxable year. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

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

On January 14, 2013, the Company completed a follow-on common share offering of 3,500,000 shares, generating gross proceeds of approximately $51.5 million and net proceeds of approximately $48.4 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million. Proceeds from the January 2013 offering were used to repay debt under the Company’s secured revolving credit facility, including debt incurred in connection with the $28.0 million acquisition of the Hampton Inn Portland Downtown-Waterfront hotel in Portland, ME (the “Portland Hotel”) and the $34.8 million acquisition of the Courtyard by Marriott Houston Medical Center hotel in Houston, TX (the “Houston CY Hotel”).
On June 18, 2013, the Company completed a follow-on common share offering of 4,500,000 shares, generating gross proceeds of $73.6 million and net proceeds of approximately $70.1 million. On June 28, 2013, the Company issued an additional 475,823 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on June 18, 2013, generating gross proceeds of approximately $7.8 million and net proceeds of approximately $7.4 million. Proceeds from the June 2013 offering were used to repay debt under the Company’s secured revolving credit facility, including debt incurred in connection with the $40.0 million acquisition of the Hyatt Place Pittsburgh North Shore hotel in Pittsburgh, PA (the “Pittsburgh Hotel”) and the August 9, 2013, $15.2 million acquisition of the Hampton Inn and Suites by Hilton in Exeter, NH (the "Exeter Hotel").
On September 30, 2013, the Company completed a follow-on common share offering of 3,250,000 shares, generating gross proceeds of $59.6 million and net proceeds of approximately $56.8 million. On October 11, 2013, the Company issued an additional 487,500 common shares pursuant to the exercise of the underwriter's over-allotment option in the offering that closed on September 30, 2013, generating gross proceeds of approximately $8.9 million and net proceeds of approximately $8.5 million. Proceeds from the September 2013 offering were used to repay debt under the Company's secured revolving credit facility, including debt incurred in connection with the $27.9 million acquisition of the Denver Tech Hilton Garden Inn hotel in Denver, CO (the "Denver Tech Hotel") and to partially fund the $71.8 million purchase price for the Company's acquisition of the Residence Inn Seattle Bellevue/Downtown in Bellevue, WA.
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

As of December 31, 2013, the Company owned 25 hotels with an aggregate of 3,591 rooms located in 15 states and the District of Columbia, and also held a 10.3% noncontrolling interest in a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”) that owns 51 hotels comprising an aggregate of 6,847 rooms and held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV", together with the Innkeepers JV, the JVs) with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA. To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company’s wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. All of the Company's joint venture hotels are leased to TRS Lessees in which the Company indirectly owns noncontrolling interest through one of its TRS holding company's. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is five years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of December 31, 2013, Island Hospitality Management Inc. (“IHM”), which is 90% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed 23 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of December 31, 2013, all of the Innkeepers JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

As of December 31, 2013, our wholly owned hotels includes upscale extended-stay hotels that operate under the Homewood Suites by Hilton® brand (eight hotels) and Residence Inn by Marriott® brand (eight hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (two hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (two hotels), the Hilton Garden Inn by Hilton® brand (one hotel) and the Hyatt Place® brand (one hotel).

We primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Hyatt Place® and Hilton Garden Inn by Hilton®. Upscale extended-stay hotels typically have the following characteristics:

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

The following sets forth certain information with respect to our 25 wholly-owned hotels at December 31, 2013:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	Island Hospitality	4/23/2010	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Island Hospitality	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	Island Hospitality	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Island Hospitality	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	Island Hospitality	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Island Hospitality	4/23/2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	11/3/2010	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	7/2/2010	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	$6.4 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	$4.9 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	9/23/2010	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	10/5/2010	2000	124	$21.0 million	$169,355	$15.2 million
Residence Inn Garden Grove	Garden Grove, California	Island Hospitality	7/14/2011	2003	200	$43.6 million	$218,000	$32.3 million
Residence Inn Mission Valley	San Diego, California	Island Hospitality	7/14/2011	2003	192	$52.5 million	$273,438	$30.5 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	Island Hospitality	7/14/2011	1996	146	$32.5 million	$222,603	$17.5 million
Residence Inn Washington DC	Washington, DC	Island Hospitality	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	Island Hospitality	7/14/2011	2001	121	$37.0 million	$305,785	$23.9 million
Hampton Inn Portland Downtown	Portland, Maine	Island Hospitality	12/27/2012	2011	122	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	Island Hospitality	2/5/2013	2010	197	$34.8 million	$176,395	$19.8 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	Island Hospitality	6/17/2013	2011	178	$40.0 million	$224,719	$24 million
Hampton Inn Exeter	Exeter, New Hampshire	Island Hospitality	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	Island Hospitality	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	Island Hospitality	10/31/2013	2008	231	$71.8 million	$316,883	$47.6 million
Springhill Suites Savannah	Savannah, Georgia	Island Hospitality	12/5/2013	2008	160	$39.8 million	$248,438	—

Total					3,591	$661.3 million	$184.155	$222.1 million

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

•
Aggressive asset management:  Although as a REIT we cannot operate our hotels, we proactively manage our third-party hotel managers in seeking to maximize hotel operating performance. Our asset management activities seek to ensure that our third-party hotel managers effectively utilize franchise brands' marketing programs, develop effective sales management policies and plans, operate properties efficiently, control costs, and develop operational initiatives for our hotels that increase guest satisfaction. As part of our asset management activities, we regularly review opportunities to reinvest in our hotels to maintain quality, increase long-term value and generate attractive returns on invested capital.

•
Flexible selection of hotel management companies:  We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 90% owned by Mr. Fisher that currently manages 23 of our hotels and all of the hotels owned by the Innkeepers JV. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35 percent measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees currently believes that temporarily increasing our leverage limit at this stage of the lodging recovery cycle recovery, while interest rates on a historical basis are very attractive, is appropriate. At December 31, 2013, our current leverage ratio was 38 percent, which is down from 51 percent at December 31, 2012. Over time, we intend to finance our growth with issuances of common shares, preferred shares and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

When purchasing hotel properties, we may issue limited partnership interests in our operating partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares.

Competition

We face competition for investments in hotel properties from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in hotel investments. Some of these entities have substantially greater financial and operational resources than we have or may be willing to use higher leverage. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us and increase the cost of acquiring our targeted hotel properties.

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
Seasonality

Demand for our hotels is affected by recurring seasonal patterns. Generally, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, influenced by overall economic cycles and the geographic locations of our hotels. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or borrowings under our credit facility to pay expenses, debt service or to make distributions to our equity holders.
Regulation
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business, and each is adequately covered by insurance.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA") to the extent that such properties are "public accommodations" as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and one or more properties may not be fully compliant with the ADA.

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA took effect. The new guidelines have caused us to renovate some of our hotel properties to incur costs to become fully compliant.

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

Environmental Regulations

Under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect the owner's ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on our return from such investment.

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
Hotel Management Agreements
The management agreements with Concord, the manager of the Altoona, Pennsylvania Courtyard by Marriott and the Washington, Pennsylvania SpringHill Suites by Marriott hotels, provide for base management fees equal to 4% of the managed hotel’s gross room revenue. The initial ten-year term of each management agreement expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If the Company were to terminate the management agreements during the first nine years of the term until February 28, 2016, other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.
As of December 31, 2013, all but two of the hotels owned by the Company are managed by IHM. The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option by written notice to us no later than 90 days prior to the then current term’s expiration date. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Management agreements with IHM provide for a base management fee of between 2-3% of the managed hotel’s gross revenues. Management agreements with IHM also provide for accounting fees up to $1,500 per month per hotel, revenue management fees up to $1,000 per month per hotel and, if certain financial thresholds are met or exceeded, an incentive management fee equal to 10% of the hotel’s net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation. For the years ended 2013, 2012 and 2011, the Company accrued incentive fees for IHM of $63,000, $16,000 and $0.0, respectively.

Hotel Franchise Agreements
One of our TRS Lessees has entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, for eight Homewood Suites by Hilton hotels. Each of the hotel franchise agreements has an initial term ranging from 15-18 years and will expire between 2025 and 2028. These Hilton hotel franchise agreements provide for a franchise royalty fee up to 6% of the hotel’s gross room revenue and a program fee equal to 4% of the hotel’s gross room revenue. The Hilton franchise agreements provide that the franchisor may terminate the franchise agreement in the event that the applicable franchisee fails to cure an event of default, or in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Hilton at will.
One of our TRS Lessees has entered into franchise agreements with Marriott relating to eight Residence Inn properties, two Courtyard properties and two SpringHill Suites properties. These franchise agreements have initial terms ranging from 15 to 20 years and will expire between 2025 and 2033. None of the agreements have a built-in automatic renewal option. The Marriott franchise agreements provide for franchise fees ranging from 5.0% to 5.5% of the hotel’s gross room sales and marketing fees ranging from 2.0% to 2.5% of the hotel’s gross room sales. The Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances, such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of (i) the hotel, (ii) the TRS Lessee’s interest in the agreement or (iii) more than a specified amount of the TRS Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if our TRS Lessee elects to proceed with such a transfer.
One of our TRS Lessees has entered into franchise agreements with Hampton Inns Franchise LLC (“Hampton Inns”), for three Hampton Inn & Suites®. The franchise agreement for the Houston Hotel has an initial term of approximately 10 years and expires on July 31, 2020. The franchise agreement for the Portland Hotel has an initial term of approximately 20 years and expires on February 29, 2032. The franchise agreement for the Exeter Hotel has an initial term of approximately 18 years and expires on July 31, 2031. The Hampton Inns franchise agreements provide for a monthly program fee equal to 4% of the managed hotel’s gross rooms revenue and monthly royalty fees ranging from 5% to 6% of the managed hotel’s gross rooms revenue. None of the agreements have a built-in automatic renewal option. Hampton Inns may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances, such as the franchisee’s bankruptcy or insolvency, Hampton Inns may terminate the agreement at will.
One of our TRS lessees entered into a franchise agreement with Doubletree Franchise LLC ("Doubletree"), relating to the Company's Washington, D.C. hotel, which formerly operated as a Doubletree Guest Suites by Hilton. The Doubletree franchise agreement was terminated on January 31, 2013 for no costs. As of December 31, 2013, the hotel is operating as a Residence Inn by Marriott.
One of our TRS lessees entered into a franchise agreement with Hyatt Hotels LLC ("Hyatt"), relating to the Pittsburgh Hotel. The franchise agreement for the Pittsburgh Hotel has an initial term of approximately 17 years and expires on December 2, 2030. The franchise agreement provides for a monthly program fee equal to 5% of the hotel's gross rooms revenue and a monthly royalty fee of approximately 3.5% of the hotel's gross rooms revenue. The Pittsburgh Hotel franchise agreement is not renewable. The Hyatt franchise agreement is terminable by Hyatt in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances, such as the franchisee’s bankruptcy or insolvency, are terminable by Hyatt at will.
One of our TRS lessees entered into a franchise agreement with Hilton Garden Inns Franchise LLC ("HGI"), relating to the Denver Tech Hotel. The franchise agreement for the Denver Tech Hotel has an initial term of approximately 15 years and expires on October 31, 2028. The franchise agreement provides for a monthly program fee equal to 4.3% of the hotel's gross rooms revenue and a monthly royalty fee of approximately 5.5% of the hotel's gross rooms revenue. The Denver Tech Hotel franchise agreement does not have a built-in automatic renewal option. The HGI franchise agreement is terminable by HGI in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances, such as the franchisee’s bankruptcy or insolvency, are terminable by HGI at will.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases for the next five years and thereafter as of December 31, 2013 (in thousands):

Amount
2014	$207
2015	210
2016	212
2017	214
2018	217
Thereafter	11,228
Total	$12,288

Employees

As of March 10, 2014, we had 27 employees, 20 of which are shared with or allocated to the Innkeepers JV. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees is represented by a collective bargaining agreement.

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

Risks Related to Our Business

Our investment policies are subject to revision from time to time at our Board of Trustees' discretion, which could diminish shareholder returns below expectations.

Our investment policies may be amended or revised from time to time at the discretion of our Board of Trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors' expectations.

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

Our ability to grow our business depends upon our senior executive officers' business contacts and their ability to successfully hire, train, supervise and manage additional personnel. We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operating results and financial condition could be adversely affected.

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

In order for us to qualify as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. The TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Jeffrey H. Fisher, our chief executive officer, controls IHM, a hotel management company that manages 23 of our hotels and all of the 51 hotels owned by the Innkeepers JV as of December 31, 2013, and may manage additional hotels that we acquire in the future. See - There are conflicts of interest between us and affiliates owned by our Chief Executive Officer below.

Our management agreements could adversely affect the sale or financing of hotel properties and, as a result, our operating results and ability to make distributions to our shareholders could suffer.

While we would prefer to enter into flexible management contracts that will provide us with the ability to replace hotel managers on relatively short notice and with limited cost, we may enter into, or acquire properties subject to, management contracts that contain more restrictive covenants. For example, the terms of some management agreements may restrict our ability to sell a property unless the purchaser is not a competitor of the manager and assumes the related management agreement and meets specified other conditions. Also, the terms of a long-term management agreement encumbering our properties may reduce the value of the property. If we enter into or acquire properties subject to any such management agreements, we may be precluded from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense, which could adversely affect our operating results and our ability to make distributions to shareholders. Moreover, the management agreements that we use in connection with hotels managed by IHM were not negotiated on an arm's-length basis due to Mr. Fisher's control of IHM and therefore may not contain terms as favorable to us as we could obtain in an arm's-length transaction with a third party. See - there are conflicts of interest between us and affiliates owned by our Chief Executive Officer below.

Our franchisors could cause us to expend additional funds on upgraded operating standards, which may reduce cash available for distribution to shareholders.

Our hotels operate under franchise agreements, and we may become subject to the risks that are found in concentrating our hotel properties in one or several franchise brands. Our hotel operators must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Pursuant to certain of the franchise agreements, certain upgrades are required approximately every six years, and the franchisors may also impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its ‘frequent guest' program, which can add substantial expense for the hotel. The franchisors also may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our shareholders.

Our franchisors may cancel or fail to renew our existing franchise licenses, which could adversely affect our operating results and our ability to make distributions to shareholders.

Our franchisors periodically inspect our hotels to confirm adherence to the franchisors' operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. We rely on our hotel managers to conform to operational standards. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise or adverse developments with respect to a franchise brand under which our hotels operate could also have a material adverse effect on our financial condition, results of operations and cash available for distribution to shareholders.
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

Among the factors which could adversely affect our results of operations and distributions to shareholders are reductions in hotel revenues; increases in operating expenses at the hotels leased to our TRS Lessees; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; cash demands from the joint ventures and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at hotels and could directly affect us negatively by:

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

We intend to use secured and unsecured debt to finance long-term growth. While we intend to target overall debt levels of less than 35% of our investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges), our Board of Trustees may change this financing policy at any time without shareholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. During 2011, our Board of Trustees authorized an increase in our leverage above this target, which authorization remains in effect, excluding our pro rata share of assets and liabilities of the Innkeepers and Torrance JV's. Incurring additional debt could subject us to many risks, including the risks that:

•	operating cash flow will be insufficient to make required payments of expenses, principal and interest;

•	our leverage may increase our vulnerability to adverse economic and industry conditions;

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

We may obtain in the future one or more forms of interest rate protection - in the form of swap agreements, interest rate cap contracts or similar agreements - to hedge against the possible negative effects of interest rate fluctuations. However, such hedging implies costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations there under. Furthermore, any such hedge agreements would subject us to the risk of incurring significant non-cash losses on our hedges due to declines in interest rates if our hedges were not considered effective under applicable accounting standards.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

We are co-investors with Cerberus in the Innkeepers JV, which owns 51 hotels and the Torrance JV which owns the 248-room Residence Inn by Marriott in Torrance, CA, and we may invest in additional joint ventures in the future. We may not be in a position to exercise sole decision-making authority regarding the properties owned through the JV's or other joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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
The Company does not have sole control of the JV's and may be required to contribute additional capital in the event of a capital call.
The Company’s ownership interest in the JV's is subject to change in the event that either we or Cerberus calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. Cerberus may also approve certain actions by the JV's without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV's and the removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

Our Operating Partnership acts as guarantor under certain debt obligations of the JV's.
In connection with certain non-recourse Innkeepers JV and Torrance JV mortgage loans, our Operating Partnership could be required to repay portions of the indebtedness, up to an amount commensurate with our 10.3% and 5% interests respectively in the Innkeepers JV or Torrance JV, in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

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

Our chief executive officer, Mr. Fisher, owns 90% of IHM, a hotel management company that manages 23 of our hotels and all of the 51 hotels own by the Innkeepers JV as of December 31, 2013, and may manage additional hotels that we acquire or own in the future. Because Mr. Fisher is our Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

Competition for guests may lower our hotels' revenues and profitability.

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

The lodging industry is cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry's performance and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Decline in lodging demand, or a continued growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Some of our hotel rooms are booked through Internet travel intermediaries. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

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

Under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect the owner's ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on our return from such investment.

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

Certain provisions of the Maryland General Corporation Law ("MGCL") applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
"Business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes special appraisal rights and special shareholder voting requirements on these combinations; and

•
"Control share" provisions that provide that our "control shares" (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses,including, but not limited to, the adoption of a classified board, which we currently have in place. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

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

Our leases with our TRS Lessees require our TRS Lessees to pay rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS Lessees' ability to pay rent due under the leases, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs, property taxes, insurance costs and other operating expenses.

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

Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% of the value of our total gross assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

The maximum tax rate applicable to "qualified dividend income" payable to U.S. shareholders taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

If our hotel managers do not qualify as "eligible independent contractors," we would fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our TRS Lessees. A TRS Lessee will not be treated as a "related party tenant," and will not be treated as directly operating a lodging facility to the extent the TRS Lessee leases properties from us that are managed by an "eligible independent contractor." In addition, our TRS holding companies will fail to qualify as “taxable REIT subsidiaries” if they lease or own a lodging facility that is not managed by an “eligible independent contractor.”

If our hotel managers do not qualify as "eligible independent contractors," we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS Lessees must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our TRS Lessees to be qualifying income for our REIT income test requirements and for our TRS holding companies to qualify as “taxable REIT subsidiaries”. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common shares.
     In order to satisfy the requirements for REIT qualification, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. To assist us to satisfy the requirements for our REIT qualification, our declaration of trust contains an ownership limit on each class and series of our shares. Under applicable constructive ownership rules, any common shares owned by certain affiliated owners generally will be added together for purposes of the common share ownership limit, and any shares of a given class or series of preferred shares owned by certain affiliated owners generally will be added together for purposes of the ownership limit on such class or series.

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

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75% or 95% gross income tests applicable to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their opinion on our internal control over financial reporting. As we grow our business and acquire new hotel properties with existing internal controls that may not be consistent with our own, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. In particular, we will need to establish, or cause our third party hotel managers to establish, controls and procedures to ensure that hotel revenues and expenses are properly recorded at our hotels. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Any such failure could cause investors to lose confidence in our reported financial information and adversely affect the market value of our common shares or limit our access to the capital markets and other sources of liquidity.

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

We are generally required to distribute to our shareholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by the risk factors described in this Form 10-K. Subject to satisfying the requirements for REIT qualification, we intend over time to make regular distributions to our shareholders. Our Board of Trustees has the sole discretion to determine the timing, form and amount of any distributions to our shareholders. Our Board of Trustees makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Trustees may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to realize attractive returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to continue to make distributions to our shareholders or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common shares. Distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each shareholder's basis in its common shares. We also could use borrowed funds or proceeds from the sale of assets to fund distributions.

In addition, distributions that we make to our shareholders are generally taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder's investment in our common shares.

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

Because we have a smaller equity market capitalization compared to some other hotel REITs and our common shares may trade in low volumes, the stock market price of our common shares may be susceptible to fluctuation to a greater extent than companies with larger market capitalization. As a result, your ability to liquidate your investment may be limited and the sale of common shares in this offering could cause the stock market price of our common shares to decline.

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

We also may issue from time to time additional common shares or limited partnership interests in our operating partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 3,000,000 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth certain operating information for our wholly-owned hotels as of December 31, 2013:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	Island Hospitality	4/23/2010	1999	147	$12.5 million	$85,714	—
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	Island Hospitality	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	Island Hospitality	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	Island Hospitality	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	Island Hospitality	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	Island Hospitality	4/23/2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	Island Hospitality	11/3/2010	2008	145	$32.0 million	$220,690	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	Island Hospitality	7/2/2010	1997	120	$16.5 million	$137,500	—
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	$6.4 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	$4.9 million
Residence Inn Long Island Holtsville	Holtsville, New York	Island Hospitality	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	Island Hospitality	9/23/2010	1982	133	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	Island Hospitality	10/5/2010	2000	124	$21.0 million	$169,355	$15.2 million
Residence Inn Garden Grove	Garden Grove, California	Island Hospitality	7/14/2011	2003	200	$43.6 million	$218,000	$32.3 million
Residence Inn Mission Valley	San Diego, California	Island Hospitality	7/14/2011	2003	192	$52.5 million	$273,438	$30.5 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	Island Hospitality	7/14/2011	1996	146	$32.5 million	$222,603	$17.5 million
Residence Inn Washington DC	Washington, DC	Island Hospitality	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	Island Hospitality	7/14/2011	2001	121	$37.0 million	$305,785	$23.9 million
Hampton Inn Portland Downtown	Portland, Maine	Island Hospitality	12/27/2012	2011	122	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	Island Hospitality	2/5/2013	2010	197	$34.8 million	$176,395	$19.8 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	Island Hospitality	6/17/2013	2011	178	$40.0 million	$224,719	$24 million
Hampton Inn Exeter	Exeter, New Hampshire	Island Hospitality	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	Island Hospitality	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	Island Hospitality	10/31/2013	2008	231	$71.8 million	$316,883	$47.6 million
Springhill Suites Savannah	Savannah, Georgia	Island Hospitality	12/5/2013	2008	160	$39.8 million	$248,438	—

Total					3,591	$661.3 million	$184.155	$222.1 million

We lease our headquarters at 50 Cocoanut Row, Suite 211, Palm Beach, FL 33480. The Altoona hotel is subject to a ground lease with an expiration of April 30, 2029 with an option of up to 12 additional terms of five years each. In connection with the New Rochelle hotel, there are an air rights lease and garage lease that each expire on December 1, 2104.

Item 3. Legal Proceedings

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business and which is expected to pose no material financial risk to the Company and/or is expected to be covered by insurance policies.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the New York Stock Exchange, (the "NYSE"), on April 16, 2010 under the symbol "CLDT". The closing price of our common shares on the NYSE on December 31, 2013 was $20.45 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share reported on the New York Stock Exchange as traded and the cash dividends declared per share:

2013

	High	Low	Dividends
First quarter	$17.61	$14.60	$0.21
Second quarter	19.58	16.25	0.21
Third quarter	19.85	17.25	0.21
Fourth Quarter	21.15	17.85	0.21

2012

	High	Low	Dividends
First quarter	$13.58	$10.99	$0.175
Second quarter	14.40	11.59	0.200
Third quarter	14.81	13.45	0.200
Fourth Quarter	15.38	12.89	0.200

The Company's Board of Trustees has authorized a monthly dividend payment of $0.07 per share for the first quarter of 2014. The first monthly dividend for January were paid on February 28, 2014, to shareholders of record on January 31, 2014.

Shareholder Information

On March 10, 2014, there were 14 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

	Initial investment at April 16, 2010	Value of initial investment at December 31, 2010	Value of initial investment at December 31, 2011	Value of initial investment at December 31, 2012	Value of initial investment at December 31, 2013
Chatham Lodging Trust	$100.00	$87.88	$58.02	$87.36	$121.55
Russell 2000 Index	$100.00	$109.17	$104.61	$121.72	$168.97
FTSE NAREIT All Equity REIT Index	$100.00	$112.70	$120.9	$145.25	$149.91
FTSE NAREIT Lodging/Resorts Index	$100.00	$110.28	$94.49	$106.34	$135.24

The above graph provides a comparison of the cumulative total return on our common shares from April 21, 2010, the date on which our shares began trading, to the NYSE closing price per share on December 31, 2013 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on April 21, 2010 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values include any dividends paid during the period.

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

▪	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, plus;

▪	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

▪	Any excess non-cash income (as defined in the Code).

The following table sets forth information regarding the declaration, payment and income tax characterization of our distributions by the Company on our common shares for the years ended December 31, 2013 and 2012 and respectively:

2013

Month to which distribution relates	Record Date	Payment Date	Common Share Distribution amount	Ordinary Income	Return of Capital
January	1/31/2013	2/22/2013	$0.07	$0.06	$0.01
February	2/28/2013	3/29/2013	0.07	0.06	0.01
March	3/29/2013	4/26/2013	0.07	0.06	0.01
April	4/30/2013	5/31/2013	0.07	0.06	0.01
May	5/31/2013	6/28/2013	0.07	0.06	0.01
June	6/28/2013	7/26/2013	0.07	0.06	0.01
July	7/31/2013	8/30/2013	0.07	0.06	0.01
August	8/30/2013	9/27/2013	0.07	0.06	0.01
September	9/30/2013	10/25/2013	0.07	0.06	0.01
October	10/31/2013	11/29/2013	0.07	0.06	0.01
November	11/29/2013	12/27/2013	0.07	0.06	0.01
December	12/31/2013	1/31/2014	0.07	0.06	0.01
			$0.84	$0.72	$0.12

2012

Quarter to which distribution relates	Record Date	Payment Date	Common Share Distribution amount	Ordinary Income	Return of Capital
First quarter	3/30/2012	4/27/2012	$0.175	$0.092	$0.083
Second quarter	6/29/2012	7/27/2012	0.200	0.106	0.094
Third quarter	9/28/2012	10/26/2012	0.200	0.106	0.094
Fourth quarter	12/31/2012	1/25/2013	0.200	0.106	0.094
			$0.775	$0.410	$0.365

The Company’s Board of Trustees has authorized a monthly dividend payment of $0.07 per share. The monthly dividend for January 2014 were paid on February 28, 2014, to shareholders of record on January 31, 2014.

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2013, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units and other equity-based awards options may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	2,400,018
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,400,018
¹ Our Equity Incentive Plan was approved by our company's sole trustee and our company's sole shareholder prior to completion of our IPO. The plan was amended and restated as of May 17, 2013 by our Board of Trustees to increase the maximum number of shares available under the plan to 3,000,000 shares.

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
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. There were 445 and 0 common shares purchased in the years ended December 31, 2013 and 2012, respectively, related to such repurchases. Pursuant to the terms of the amended secured senior credit facility, we will no longer be able to repurchase shares in the future.

Item 6. Selected Financial Data

The following tables present selected historical financial information as of and for the years ended December 31, 2013, 2012 and 2011. The selected historical financial information as of and for the years ended December 31, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes thereto, both included in this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$126,228	$100,464	$73,096

Hotel operating expenses	68,596	55,030	42,167
Depreciation and amortization	18,249	14,273	11,971
Property taxes and insurance	8,915	7,088	5,321
General and administrative	8,131	7,565	5,802
Hotel property acquisition costs and other charges	3,341	236	7,706
Reimbursed costs from unconsolidated real estate entities	1,635	1,622	—
Total operating expenses	108,867	85,814	72,967
Operating income	17,361	14,650	129
Interest and other income	132	55	22
Interest expense, including amortization of deferred fees	(11,580)	(14,641)	(8,190)
Loss on early extinguishment of debt	(933)	—	—
Loss from unconsolidated real estate entities	(1,874)	(1,439)	(997)
Income (loss) before income tax expense	3,106	(1,375)	(9,036)
Income tax expense	(124)	(75)	(69)
Net income (loss)	$2,982	$(1,450)	$(9,105)

Income per Common Share - Basic:
Net income (loss) attributable to common shareholders	$0.13	$(0.12)	$(0.69)
Income per Common Share - Diluted:
Net income (loss) attributable to common shareholders	$0.13	$(0.12)	$(0.69)
Weighted average number of common shares outstanding:
Basic	21,035,892	13,811,691	13,280,149
Diluted	21,283,831	13,811,691	13,280,149

Other Data:
Net cash provided by operating activities	31,571	14,885	8,946
Net cash used in investing activities	(235,190)	(13,036)	(112,523)
Net cash provided by (used in) financing activities	203,344	(2,033)	103,489
Cash dividends declared per common share	0.84	0.775	0.70

	As of	As of	As of
	December 31, 2013	December 31, 2012	December 31, 2011
	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$652,877	$426,074	$402,815
Cash and cash equivalents	4,221	4,496	4,680
Restricted cash	4,605	2,949	5,299
Investment in unconsolidated real estate entities	774	13,362	36,003
Hotel receivables (net of allowance for doubtful accounts)	2,455	2,098	2,057
Deferred costs, net	7,113	6,312	6,350
Prepaid expenses and other assets	1,879	1,930	1,502
Total assets	$673,924	$457,221	$458,706

Mortgage debt	$222,063	$159,746	$161,440
Revolving credit facility	50,000	79,500	67,500
Accounts payable and accrued expenses	12,799	8,488	10,184
Distributions in excess of investments of unconsolidated real estate entities	1,576	—	—
Distributions payable	1,950	2,875	2,464
Total liabilities	288,388	250,609	241,588
Total shareholders’ equity	383,369	205,001	216,090
Noncontrolling Interest in Operating Partnership	2,167	1,611	1,028
Total liabilities and equity	$673,924	$457,221	$458,706

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels.

The Company completed its initial public offering (the “IPO”) on April 21, 2010. The IPO resulted in the sale of 8,625,000 common shares at $20.00 per share, generating $172.5 million in gross proceeds. Net proceeds, after underwriters’ discounts and commissions and other offering costs, were approximately $158.7 million. Concurrently with the closing of the IPO, in a separate private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), the Company sold 500,000 of its common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”), at the public offering price of $20.00 per share, for proceeds of $10.0 million. On February 8, 2011, the Company completed a follow-on common share offering of 4,000,000 shares, generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million. On January 14, 2013, the Company completed a follow-on common share offering of 3,500,000 shares, generating gross proceeds of approximately $51.4 million and net proceeds of approximately $48.4 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million. On June 18, 2013, the Company completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $70.0 million. On June 28, 2013, the Company issued an additional 475,823 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on June 18, 2013, generating gross proceeds of approximately $7.8 million and net proceeds of approximately $7.4 million. On September 30, 2013, the Company completed a follow-on common share offering generating gross proceeds of $59.6 million and net proceeds of approximately $56.8 million. On October 11, 2013, the Company issued an additional 487,500 common shares pursuant to the exercise of the underwriter's over-allotment option in the offering that closed on September 30, 2013, generating gross proceeds of approximately $8.9 million and net proceeds of approximately $8.5 million.
As of December 31, 2013, the Company owned 25 hotels with an aggregate of 3,591 rooms located in 15 states and the District of Columbia, held a 10.3% noncontrolling interest in a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”), which owns 51 hotels comprising an aggregate of 6,847 rooms, and held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA.
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly owns its interest in 51 of the Innkeepers JV hotels and its interest in the Torrance JV through the Operating Partnership. All of the Innkeepers JV hotels and the Torrance JV hotel are leased to TRS Lessees in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of December 31, 2013, Island Hospitality Management Inc. (“IHM”), which is 90% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed 23 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of December 31, 2013, all of the Innkeepers JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

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
Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is forecast to grow 3.1% in 2014, unemployment is forecast to continue to decline and corporate profits and travel expense are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. With industry RevPAR in 2011 up 8.2%, 2012 up 6.8% and 2013 up 5.4% compared to the previous years. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 5-6% in 2014 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, industry analysts believe growth in ADR will comprise the majority of the expected RevPAR growth. We are currently projecting RevPAR at our hotels to grow 5-6% in 2014 with ADR comprising most of our RevPAR growth. Industry analysis predict that RevPAR will continue to grow in 2015 with preliminary estimates from Smith Travel Research and PFK Hospitality between 4.7% to 7.5%.
Comparison of the year ended December 31, 2013 (“2013”) to the year ended December 31, 2012 (“2012”)
Results of operations for the year ended December 31, 2013 include the operating activities of our 25 wholly-owned hotels and our investments in the Innkeepers JV and the Torrance JV. We owned 19 hotels at December 31, 2012. Accordingly, the comparisons below are influenced by the fact that six hotels and the Torrance JV were not owned by us for the year ended December 31, 2012, whereas they were owned by us for all or part of 2013.

Revenue
Revenue consists primarily of room, food and beverage and other operating revenues from our hotels, as follows (in thousands):

	Years ended
	December 31, 2013	December 31, 2012	% Change
Room	$118,169	$94,566	25.0%
Food and beverage	1,311	253	418.2%
Other	5,113	4,023	27.1%
Cost reimbursements from unconsolidated real estate entities	1,635	1,622	0.8%
Total revenue	$126,228	$100,464	25.6%
Total revenue was $126.2 million for the year ended December 31, 2013 compared to total revenue of $100.5 million for the 2012 period. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $118.2 and $94.6 million for the years ended December 31, 2013 and 2012, respectively, with $14.0 million of this increase attributable to the six recently acquired hotels and $6.5 million attributable to the Portland hotel acquired in late December 2012.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2013 and 2012 was up 5.4% and up 6.8%, respectively, as compared to the years ended December 31, 2012 and 2011. RevPAR at our hotels was up 4.6% and 8.0%, respectively, in the 2013 and 2012 periods as compared to the years ended December 31, 2012 and 2011. Our RevPAR performance in the year ended December 31, 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for most of 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013. Excluding the Washington D.C. hotel, RevPAR was up 6.3% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy and ADR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented:

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Occupancy	79.5%	78.8%
ADR	$137.11	$132.15
RevPAR	$108.96	$104.14
The RevPAR increase above of 4.6% was due to an increase in ADR of 3.8% and an increase in occupancy of 0.8%. Excluding the D.C. hotel under going rebranding, occupancy would have been 79.9% for the year ended December 31, 2013.
Food and beverage revenue was $1.3 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. $1.0 million of the increase relates to the Pittsburgh, Houston CY and Denver Tech hotels, which were acquired in 2013 and which have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $5.1 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively. Total other operating revenue related to seven hotels acquired since late December 2012 contributed $1.0 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $1.6 million for both the years ended December 31, 2013 and 2012.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Years ended
	December 31, 2013	December 31, 2012	% Change
Hotel operating expenses:
Room	$25,709	$20,957	22.7%
Food and beverage expense	944	307	207.5%
Telephone expense	899	718	25.2%
Other expense	1,580	1,508	4.8%
General and administrative	11,529	9,320	23.7%
Franchise and marketing fees	9,394	7,529	24.8%
Advertising and promotions	2,782	2,257	23.3%
Utilities	4,955	4,081	21.4%
Repairs and maintenance	6,310	4,958	27.3%
Management fees	3,752	2,872	30.6%
Insurance	742	523	41.9%
Total hotel operating expenses	$68,596	$55,030	24.7%

Hotel operating expenses increased $13.6 million to $68.6 million for the year ended December 31, 2013 from $55.0 million for the year ended December 31, 2012. Overall, total hotel operating expenses increased 24.7%, which is consistent with the 25.6% increase in total revenue. The increase in total hotel operating expenses attributable to the seven hotels acquired since late December 2012 is $11.5 million. Excluding the acquired hotels, total operating expenses increased 3.8%.
Room expenses, which are the most significant component of hotel operating expenses, increased $4.7 million from $21.0 million in 2012 to $25.7 million in 2013. Total room expenses related to the seven hotels recently acquired contributed $4.0 million of the increase. Excluding those hotels, room expenses increased $0.7 million or 3.3%, due primarily to increased hotel employee compensation and benefits.
The remaining hotel operating expenses increased $8.8 million or 25.9%, from $34.1 million in 2012 to $42.9 million in 2013, which increase is consistent with the 48.9% increase (excluding Portland, ME, which was acquired in late December 2012) in the number of rooms owned in 2013 compared to rooms owned for most of 2012. The number of rooms increased from 2,412 rooms in 2012 (excluding Portland, ME) to 3,591 rooms in 2013 due to acquisitions. The increase attributable to the recent acquisitions is $7.4 million. Food and beverage expense increased due to the Hyatt Place Pittsburgh, Houston Courtyard and Denver Tech hotels that were acquired in 2013 and have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $3.9 million from $14.3 million for the year ended December 31, 2012 to $18.2 million for the year ended December 31, 2013. The increase attributable to the seven hotels acquired since late 2012 is $3.8 million. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $1.8 million from $7.1 million for the year ended December 31, 2012 to $8.9 million for the year ended December 31, 2013. The increase related to the seven hotels acquired since late 2012, which contributed $1.3 million of the increase. The remaining increase of $0.5 million or 6.7% for the remaining hotels is due to incremental increase in values and assessments.

General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.1 and $2.0 million for the years ended December 31, 2013 and 2012, respectively) increased $0.4 million or 7.1% to $6.0 million in 2013 from $5.6 million in 2012 with the increase due to employee compensation.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $3.1 million from $0.2 million for the year ended December 31, 2012 to $3.3 million for the year ended December 31, 2013. Expenses during 2013 related primarily to our acquisitions of the Houston, Pittsburgh, Exeter, Denver Tech, Bellevue and Savannah Hotels. Acquisition-related costs are expensed when incurred. Only one acquisition, the Portland hotel, occurred in 2012.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV where the Company is the employer, were $1.6 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. These costs are offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $77 thousand from $55 thousand for the year ended December 31, 2012 to $132 thousand for the year ended December 31, 2013.
Interest Expense, including amortization of deferred fees

Interest expense is comprised of the following (in thousands):

	Years ended
	December 31, 2013	December 31, 2012	% Change

Mortgage debt interest	$8,639	$9,654	(10.5)%
Credit facility interest and unused fees	1,593	2,932	(45.7)%
Other fees	258	213	21.1%
Amortization of deferred financing costs	1,090	1,842	(40.8)%
Total	$11,580	$14,641	(20.9)%

The $3.1 million decrease in interest expense is due to a reduction in interest expense of $2.4 million and amortization of deferred fees of $0.7 million. Mortgage debt interest decreased $1.0 million or 10.5% due to the refinancing of three loans in the first quarter of 2013 which saved $1.5 million due to lower interest rates, interest saved from paying off the Washington, D.C. hotel loan on January 31, 2013 of $1.0 million, a lower interest rate on our senior secured revolving credit facility borrowings as a result of our amendment to the credit agreement in the fourth quarter of 2012 (which had weighted average borrowings of $53.4 million at 2.78% in 2013 compared to weighted average borrowings of $56.8 million at 5.05% in 2012), and offset by interest on three new loans on recently acquired hotels, reduced loan amortization costs attributable to deferred expenses written off on the loans repaid in 2013 included in loss from early extinguishment of debt,
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $0.5 million from a loss of $1.4 million for the year ended December 31, 2012 to a loss of $1.9 million for the year ended December 31, 2013. The majority of the increase is due to costs associated with the early debt extinguishment and refinancing of $8.9 million for the Innkeepers JV, of which our share was $0.9 million.

Income Tax Expense
Income tax expense increased $49 thousand from an expense of $75 thousand for the year ended December 31, 2012 to an expense of $124 for the year ended December 31, 2013. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income
Net income was $3.0 million for the year ended December 31, 2013, compared to a net loss of $1.5 million for the year ended December 31, 2012. The increase in our net income was due to the factors discussed above.
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
Comparison of the year ended December 31, 2012 (“2012”) to the year ended December 31, 2011 (“2011”

Results of operations for the year ended December 31, 2012 include the operating activities of our 19 wholly-owned hotels, which includes the Portland hotel acquired on December 27, 2012 and the five hotels acquired in the third quarter of 2011 (the "5 Sisters") and our investment in the Innkeepers JV, compared to the results of operations for the 18 hotels that we owned for all or part of the year ended December 31, 2011.
Revenues
Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in thousands):

	Years Ended
	December 31, 2012	December 31, 2011	% Change
Room	$94,566	$70,421	34.3%
Food and beverage	253	181	39.8%
Other	4,023	2,494	61.3%
Cost reimbursements from unconsolidated real estate entities	1,622	—	100.0%
Total revenue	$100,464	$73,096	37.4%
Total revenue was $100.5 million for the year ended December 31, 2012 compared to total revenue of $73.1 million for the 2011 period. Since all of our hotels are premium branded upscale extended-stay hotels and select service, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $94.6 million and $70.4 million for the years ended December 31, 2012 and 2011, respectively. The increased revenue is primarily due to $18.4 million of revenue from the 5 Sisters for January to June 2012 since we did not own those hotels until July 2011. The remainder is due to increased RevPAR at the other comparable hotels.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2012 and 2011 was up 6.8% and up 8.2%, respectively. RevPAR at our hotels was up 8.0% and 2.8%, respectively, in the 2012 and 2011 periods, which includes periods prior to our ownership. Approximately one-half of our RevPAR growth in 2012 was attributable to occupancy growth as some of our hotels were operating at high occupancy levels because extended stay hotels typically have higher occupancy levels and due to the great locations of our hotels, their future RevPAR growth generally will be dependent on rate growth. Our RevPAR growth in 2011 was less than the industry due to significant renovations in 2011.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy and ADR at our hotels. ADR at our hotels was up 3.6% as well as increased occupancy of 4.3% for the year ended 2012. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the period presented (a list of the hotel acquisition dates can be found in the table in Item I):

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Occupancy	81.8%	78.5%
ADR	$130.73	$126.26
RevPAR	$106.95	$99.08
Food and beverage revenue was $0.3 million and $0.2 million for years ended December 31, 2012 and 2011, respectively. $0.05 million of the increase relates to the 5 Sisters hotels, which were acquired in 2011.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $4.0 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively. Total other operating revenue related to the 5 Sisters hotels, which were acquired in 2011, contributed most of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV where the Company is the employer, were $1.6 million and $0.0 million for the years ended December 31, 2012 and 2011, respectively. The Company acquired its interest in the Innkeepers JV in October, 2011.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Years Ended
	December 31, 2012	December 31, 2011	% Change
Hotel operating expenses:
Room	$20,957	$16,011	30.9%
Food and beverage expense	307	197	55.8%
Telephone expense	718	599	19.9%
Other expense	1,508	960	57.1%
General and administrative	9,320	6,842	36.2%
Franchise and marketing fees	7,529	5,621	33.9%
Advertising and promotions	2,257	2,055	9.8%
Utilities	4,081	3,590	13.7%
Repairs and maintenance	4,958	3,619	37.0%
Management fees	2,872	2,159	33.0%
Insurance	523	514	1.8%
Total hotel operating expenses	$55,030	$42,167	30.5%

Hotel operating expenses increased $12.8 million to $55.0 million for the year ended December 31, 2012 compared to $42.2 million for the year ended December 31, 2011. As a percentage of total revenue, hotel operating expenses were 55% for 2012 and 58% for 2011, which decrease is expected as ADR grows year over year and fixed operating costs decrease as a percentage of revenue year over year when revenue increases. Growth in revenues due to increases in ADR generally have less impact on hotel operating expenses than growth in revenues due to increases in occupancy. Total hotel operating expenses related to the five hotels not owned in the 2011 period contributed $10.8 million of the increase.
Room expenses, which are the most significant component of hotel operating expenses, increased $5.0 million from $16.0 million in 2011 to $21.0 million in 2012. Total rooms expenses related to the five hotels not owned in the 2011 period contributed $3.9 million of the increase.

The remaining hotel operating expenses increased $8.0 million, from $26.1 million in 2011 to $34.1 million in 2012. The increase in operating expenses is due primarily to the fact that we only owned the 5 Sisters for approximately six months in 2011.
Depreciation and Amortization
Depreciation and amortization expense increased $2.3 million from $12.0 million for the year ended December 31, 2011 to $14.3 million for the year ended December 31, 2012. The increase is due to the fact that we owned 18 hotels for all of 2012 but owned the 5 Sister hotels for only a portion of 2011, as well as the disposition and replacement of furniture and fixtures at four hotels where major property improvement plans were completed during the year ended December 31, 2012. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $1.8 million from $5.3 million for the year ended December 31, 2011 to $7.1 million for the year ended December 31, 2012. $1.1 million of the increase is related to the expense for the 5 sisters for an additional six months in 2012. As a percentage of revenue, property tax and insurance expense decreased from 7.3% in 2011 to 7.1% in 2012.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.0 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively) increased $1.4 million to $5.6 million in 2012 from $4.2 million in 2011 with the increases related to $0.6 million in compensation and benefits, $0.5 million in fees to third party providers and $0.3 million in other costs.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs decreased $7.5 million from $7.7 million for the year ended December 31, 2011 to $0.2 million for the year ended December 31, 2012. Expenses during the 2011 period related to our acquisitions from Innkeepers USA Trust during the third quarter of 2011. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $1.6 million and $0.0 million for the year ended December 31, 2012 and 2011, respectively. These costs are offset by the cost reimbursements from unconsolidated real estate entities included in revenues. The Innkeepers JV was acquired in the fourth quarter of 2011.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $33 thousand from $22 thousand for the year ended December 31, 2011 to $55 thousand for the year ended December 31, 2012. This increase was due to miscellaneous income associated with our San Antonio and Washington D.C. hotels.

Interest Expense, including amortization of deferred fees

Interest expense increased $6.4 million from $8.2 million for the year ended December 31, 2011 to $14.6 million for the year ended December 31, 2012. A breakdown of interest expense is as follows (in thousands):

	Years Ended
	December 31, 2012	December 31, 2011	% Change

Mortgage debt interest	$9,654	$4,899	97.1%
Credit facility interest and unused fees	2,932	1,417	106.9%
Other fees	213	296	(28.0)%
Amortization of deferred financing costs	1,842	1,578	16.7%
Total	$14,641	$8,190	78.8%

Interest cost related to our secured revolving credit facility increased in 2012 due to an increase in weighted average borrowings of $27.1 million, from $29.7 million in 2011 to $56.8 million in 2012. Mortgage loan interest increases are due to the fact that six of the eight mortgage loans were acquired or assumed in the third quarter of 2011. Amortization of deferred financing fees increased $0.3 million in 2012 due to the six loans acquired or assumed in 2011
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $0.4 million from a loss of $1.0 million for the year ended December 31, 2011 to a loss of $1.4 million for the year ended December 31, 2012. We did not own an interest in a JV until October 27, 2011.
Income Tax Expense
Income tax expense increased $6 thousand from $69 thousand for the year ended December 31, 2011 to $75 thousand for the year ended December 31, 2012. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net loss
Net loss was $1.5 million for the year ended December 31, 2012, compared to a net loss of $9.1 million for the year ended December 31, 2011. The decrease in our net loss was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Annual Report on this Form 10-K.
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
The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share data):

	For the year ended
	December 31,
	2013	2012	2011
Funds From Operations (“FFO”):
Net income (loss)	$2,982	$(1,450)	$(9,105)
Loss (gain) on the sale of assets within the unconsolidated real estate entity	252	(257)	—
Depreciation	18,162	14,198	11,909
Adjustments for unconsolidated real estate entity items	5,055	5,340	900
FFO	26,451	17,831	3,704
Hotel property acquisition costs and other charges	3,341	236	7,706
Loss on early extinguishment of debt	933	—	—
Adjustments for unconsolidated real estate entity items	964	49	473
Adjusted FFO	$31,689	$18,116	11,883
Weighted average number of common shares
Basic	21,035,892	13,811,691	13,280,149
Diluted	21,283,831	13,937,726	13,324,584

Per share count may differ from GAAP per share count when Adjusted FFO is positive. Unvested restricted shares and unvested long-term incentive plan units could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.

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
The following is a reconciliation of net increase to EBITDA and Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended
	December 31,
	2013	2012	2011
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$2,982	$(1,450)	$(9,105)
Interest expense	11,580	14,641	8,190
Income tax expense	124	75	69
Depreciation and amortization	18,249	14,273	11,971
Adjustments for unconsolidated real estate entity items	10,934	11,319	1,773
EBITDA	43,869	38,858	12,898
Hotel property acquisition costs and other charges	3,341	236	7,706
Loss on early extinguishment of debt	933	—	—
Adjustments for unconsolidated real estate entity items	964	49	473
Loss (gain) on the sale of assets within the unconsolidated real estate entity	252	(257)	—
Share based compensation	2,086	2,004	1,571
Adjusted EBITDA	$51,445	$40,890	$22,648

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
As of December 31, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $4.2 million and $4.5 million, respectively. We typically maintain approximately $5.0 million of unrestricted cash and cash equivalents. Additionally, we had $125.0 million available under our $175.0 million senior secured revolving credit facility as of December 31, 2013.
For the year ended December 31, 2013, net cash and net cash inflows provided by operations were $31.6 million, driven by net income of $3.0 million, non-cash expenses of $24.3 million, changes in operating assets and liabilities in net cash inflow of $4.3 million. Net cash flows used in investing activities were $235.2 million, primarily related to the purchase of the Houston CY Hotel, Pittsburgh Hotel, Exeter Hotel, Denver Tech Hotel, Bellevue Hotel and Savannah Hotel of $229.6 million, capital improvements on our 25 wholly owned hotels of $16.2 million, investment in the Torrance JV of $1.6 million, $1.7 million related to the required escrow deposits of restricted cash, reduced by distributions of $13.9 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $203.3 million, comprised primarily of net proceeds of $192.4 million raised from our January, June and September 2013 follow-on common share offerings, and proceeds from the issuance of new mortgage loans of $164.6 million, offset by net repayments on our secured credit facility of $29.5 million, principal payments or payoffs on mortgage debt of $102.3 million, payments of deferred financing costs of $2.4 million and distributions to shareholders of $19.4 million.

For the year ended December 31, 2012, net cash flows provided by operations were $14.9 million, comprised of net loss of $1.5 million and primarily significant non-cash expenses, including $16.1 million of depreciation and amortization, $2.0 million of share-based compensation expense and a $1.5 million related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.2 million. Net cash flows used in investing activities were $13.0 million, comprised of distributions of $21.2 million from unconsolidated real estate entities consisting of $11.7 million of net proceeds from mortgage financing, $4.4 million attributable to cash generated from the operations of the Innkeepers JV and $5.1 million for the sale of assets and reimbursements from required escrows of $2.4 million. Future distributions from unconsolidated real estate entities are contingent upon projected hotel operations and the potential sale of assets, offset by additional capital improvements to the eighteen hotels of $8.6 million and $28.0 million related to the purchase of the Portland hotel. Net cash flows used in financing activities were $2.0 million, comprised of principal payments on mortgage debt of $1.7 million, payment of deferred financing and offering costs of $1.7 million and distributions to shareholders of $10.6 million, offset by net borrowings on our secured credit facility of $12.0 million.
For the year ended December 31, 2011, net cash flows provided by operations were $8.9 million, as our net loss of $9.1 million was due in significant part to non-cash expenses, including $13.5 million of depreciation and amortization, $1.6 million of share-based compensation expense and a $1.0 million loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $1.9 million. Net cash flows used in investing activities were $112.5 million, primarily related to the acquisition of the 5 Sisters of $62.0 million, investment in unconsolidated entities of $37.0 million, additional capital improvements to the eighteen hotels of $12.7 million and $0.8 million of funds placed into escrows for lender or manager required escrows. Net cash flows provided by financing activities were $103.5 million, comprised primarily of proceeds generated from the February 2011 common share offering, net of underwriting fees and offering costs paid or payable to third parties, of $69.4 million, proceeds from a mortgage loan on our New Rochelle Residence Inn hotel of $15.8 million, net borrowings on our secured credit facility of $29.7 million, offset by principal payments on mortgage debt of $0.9 million, payment of financing costs associated with our amended secured revolving credit facility, the six new loans acquired or assumed of $1.5 million and distribution to shareholders of $9.0 million.
We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend. Dividends and distributions for each of the quarters of 2011 and the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second, third and fourth quarters of 2012 increased to $0.20 per common share and LTIP unit. We declared total dividends of $0.07 per common share and LTIP unit for each month of 2013. On January 31, 2014, we paid an aggregate of $1.9 million in dividends on our common shares and distributions on our LTIP units.
Liquidity and Capital Resources
We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35% measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees currently believes that increasing our leverage limit at this stage of the lodging recovery cycle while interest rates on a historical basis are very attractive is appropriate, so we will continue to make acquisitions where suitable. Our current leverage ratio is 36%, which is down from 51% at December 31, 2012. We will pay down borrowings on our secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At December 31, 2013 and 2012, we had $50.0 million and $79.5 million, respectively, in borrowings under our senior secured revolving credit facility. At December 31, 2013, there were 12 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $175.0 million. We also had mortgage debt on individual hotels aggregating $222.1 million and $159.7 million at December 31, 2013 and 2012, respectively.

The Company entered into an amendment (the "Amendment") to their amended and restated senior secured revolving credit facility on December 11, 2013. The amendment extends the maturity date to November 5, 2016 and includes an option to extend the maturity date by an additional year. Other key terms are as follows:

Facility amount	$175 million
Accordion feature	Increase additional $50 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. Such limitations on distributions also includes a limitation on the extent of allowable distributions to the Company not to exceed the greater of 95% of Adjusted Funds from Operations and the minimum amount of distributions required for the Company to maintain its REIT status. We were in compliance with all financial covenants at December 31, 2013.
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
Capital Expenditures
We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain loans require that we escrow for property improvement purposes, at a rate up to 5% of gross revenue from the hotel collateralizing the borrowing. We intend to spend amounts necessary to comply with loan or franchisor requirements and otherwise to the extent that such expenditures are in the best interest of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to utilize available borrowings under the revolving credit facility.
For the years ended December 31, 2013 and 2012, we invested approximately $15.3 million and $8.6 million, respectively, on capital projects in our hotels. We expect to invest $16.0 million on capital improvements to our existing hotels in 2014.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risk Related to Our Business” and Note 13, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at December 31, 2013 other than non-recourse debt associated with the Innkeepers JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$64	$40	$24	$—	$—
Revolving credit facility, including interest (1)	55,170	1,773	53,397	—	—
Ground leases	12,288	207	422	431	11,228
Property loans, including interest (1)	286,174	14,153	71,028	22,775	178,218
Total	$353,696	$16,173	$124,871	$23,206	$189,446

(1)
Does not reflect paydowns or additional borrowings under the revolving credit facility after December 31, 2013. Interest payments are based on the interest rate in effect as of December 31, 2013. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.
The Company’s ownership interests in the Innkeepers JV and the Torrance JV are subject to change in the event that either we or Cerberus calls for additional capital contributions to the Innkeepers JV or the Torrance JV, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the Innkeepers JV and the Torrance JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. Cerberus may also approve certain actions by either JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of either JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under either joint venture agreement.
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
Our hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and two to seven years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.
Our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When this conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2013, 2012 and 2011, we had no hotels that were impaired.
We will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss, if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. We will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets if we no longer have significant continuing involvement. As of December 31, 2013, we had no hotel properties held for sale.
Investment in Unconsolidated Real Estate Entities
If it is determined that the Company does not have a controlling interest in a joint venture, either through its financial interest in a variable investment entity ("VIE") or in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of its investment in, advances to and commitments for the investee.

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
Income Taxes

We elected to be taxed as a REIT for federal income tax purposes commencing with our 2010 taxable year. In order to qualify as a REIT under the Code, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we currently distribute our taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we believe we have been organized and that we operate in such a manner as to qualify for treatment as a REIT.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2013 and December 31, 2012 was $220.0 million and $168.2 million, respectively.
At December 31, 2013, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments that are sensitive to changes in interest rates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	$50,000	—	—	—	$50,000	$49,995
Average interest rate (1)	—	—	2.67%	—	—	—	2.67%
Fixed rate:
Debt	$2,974	$8,375	$40,424	$3,290	$3,383	$163,617	$222,063	$219,990
Average interest rate	5.05%	5.47%	5.88%	4.76%	4.78%	4.75%	4.99%

(1)	LIBOR of 0.17% plus a margin of 2.50% at December 31, 2013.
We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.5 million annually. This assumes that the amount outstanding under our floating rate debt remains at $50.0 million, the balance as of December 31, 2013.

Item 8. Consolidated Financial Statements and Supplementary Data

See our Consolidated Financial Statements and the Notes thereto beginning at page F-1 included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (1992 framework).  Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014.

PART IV
Item 15, Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-30

2. Financial Statement Schedules

The following financial statement schedule is included herein at page F-31:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Separate Financial Statements of Subsidiaries Not Consolidated - INK Acquisition, LLC and Affiliates.

4. Exhibits

A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Form of Amended and Restated Declaration of Trust of Chatham Lodging Trust(1)

3.2	Articles Supplementary(2)

3.3	Amended and Restated Bylaws of Chatham Lodging Trust(2)

3.4	Agreement of Limited Partnership of Chatham Lodging, L.P.(1)

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (3)

10.2(a)*	Form of Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(1)

12.2(b)*	Form of Employment Agreement between Chatham Lodging Trust and Peter Willis(1)

10.2(c)*	Form of Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(4)

10.3*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(1)

10.4*	Form of LTIP Unit Vesting Agreement(1)

10.5*	Form of Share Award Agreement for Trustees(1)

10.6*	Form of Share Award Agreement for Officers(2)

10.7*	Share Award Agreement, dated as of January 29, 2013, between Chatham Lodging Trust and Jeffrey H. Fisher(5)

10.8*	Share Award Agreement, dated as of January 29, 2013, between Chatham Lodging Trust and Dennis M. Craven(5)

10.9*	Share Award Agreement, dated as of January 29, 2013, between Chatham Lodging Trust and Peter Willis(5)

10.10*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (6)

10.11*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (6)

10.12*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (6)

10.13	Form of IHM Hotel Management Agreement(1)

10.14
Amended and Restated Credit Agreement, dated as of November 5, 2012, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the lenders and other guarantors party thereto and Barclays Bank PLC, as administrative agent(7)

10.15
First Amendment to Amended and Restated Credit Agreement, dated as of December 11, 2013, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the lenders party thereto and Barclays Bank PLC, as administrative agent(8)

10.16	Form of Amended and Restated Limited Liability Company Agreement of INK Acquisition II LLC, dated October 27, 2011, by and among CRE-Ink Member II Inc. and Chatham TRS Holding Inc.(9)

10.17
Agreement of Purchase and Sale, dated as of May 3, 2011, by and among Chatham     Lodging, L.P., as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX (10)

10.18
First Amendment to Agreement of Purchase and Sale, dated as of May 12, 2011, by and among Chatham Lodging, L.P., as purchaser, and KPA RIMV, LLC, KPA RIGG LLC, KPA Tysons Corner RI, LLC, KPA Washington DC, LLC and KPA San Antonio, LLC, as sellers, for the Residence Inn, San Diego, CA, Residence Inn, Anaheim, CA, Residence Inn Tysons Corner, VA, Double Tree Washington, DC and Homewood Suites, San Antonio, TX (10)

10.19	Amended and restated binding commitment agreement regarding the acquisition and restructuring of certain subsidiaries of Innkeepers USA Trust dated as of May 16, 2011 (10)

12.1	Statement of computation of ratio of earnings to fixed charges and preferred share dividends

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust and Report on Financial Statements of INK Acquisitions, LLC and Affiliates

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

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
(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2013.
(3) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(4) Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on October 28, 2010 (File No. 333-170176).
(5) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013 (File No. 001-34693).
(6) Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 8, 2013.
(7) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2013.
(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2013.
(9) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2010.
(10) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	March 10, 2014	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
Jeffrey H. Fisher

/s/ DENNIS M. CRAVEN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014
Dennis M. Craven

/s/ MILES BERGER	Trustee	March 10, 2014
Miles Berger

/s/ THOMAS J. CROCKER	Trustee	March 10, 2014
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	March 10, 2014
Jack P. DeBoer

/s/ GLEN R. GILBERT	Trustee	March 10, 2014
Glen R. Gilbert

/s/ C. GERALD GOLDSMITH	Trustee	March 10, 2014
C. Gerald Goldsmith

/s/ ROBERT PERLMUTTER	Trustee	March 10, 2014
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	March 10, 2014
Rolf E. Ruhfus

/s/ JOEL F. ZEMANS	Trustee	March 10, 2014
Joel F. Zemans

CHATHAM LODGING TRUST

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 10, 2014

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012

Assets:
Investment in hotel properties, net	$652,877	$426,074
Cash and cash equivalents	4,221	4,496
Restricted cash	4,605	2,949
Investment in unconsolidated real estate entities	774	13,362
Hotel receivables (net of allowance for doubtful accounts of $30 and $28, respectively)	2,455	2,098
Deferred costs, net	7,113	6,312
Prepaid expenses and other assets	1,879	1,930
Total assets	$673,924	$457,221
Liabilities and Equity:
Mortgage debt	$222,063	$159,746
Revolving credit facility	50,000	79,500
Accounts payable and accrued expenses	12,799	8,488
Distributions and losses in excess of investments of unconsolidated real estate entities	1,576	—
Distributions payable	1,950	2,875
Total liabilities	288,388	250,609
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2013 and 2012	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 26,295,558 and 13,908,907 shares issued and outstanding at December 31, 2013 and 2012, respectively	261	137
Additional paid-in capital	433,900	240,355
Accumulated deficit	(50,792)	(35,491)
Total shareholders’ equity	383,369	205,001
Noncontrolling Interests:
Noncontrolling interest in operating partnership	2,167	1,611
Total equity	385,536	206,612
Total liabilities and equity	$673,924	$457,221
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2013	2012	2011
Revenue:
Room	$118,169	$94,566	$70,421
Food and beverage	1,311	253	181
Other	5,113	4,023	2,494
Cost reimbursements from unconsolidated real estate entities	1,635	1,622	—
Total revenue	126,228	100,464	73,096
Expenses:
Hotel operating expenses:
Room	25,709	20,957	16,011
Food and beverage expense	944	307	197
Telephone expense	899	718	599
Other hotel operating expense	1,580	1,508	960
General and administrative	11,529	9,320	6,842
Franchise and marketing fees	9,394	7,529	5,621
Advertising and promotions	2,782	2,257	2,055
Utilities	4,955	4,081	3,590
Repairs and maintenance	6,310	4,958	3,619
Management fees	3,752	2,872	2,159
Insurance	742	523	514
Total hotel operating expenses	68,596	55,030	42,167
Depreciation and amortization	18,249	14,273	11,971
Property taxes and insurance	8,915	7,088	5,321
General and administrative	8,131	7,565	5,802
Hotel property acquisition costs and other charges	3,341	236	7,706
Reimbursable costs from unconsolidated real estate entities	1,635	1,622	—
Total operating expenses	108,867	85,814	72,967
Operating income	17,361	14,650	129
Interest and other income	132	55	22
Interest expense, including amortization of deferred fees	(11,580)	(14,641)	(8,190)
Loss on early extinguishment of debt	(933)	—	—
Loss from unconsolidated real estate entities	(1,874)	(1,439)	(997)
Income (loss) before income tax expense	3,106	(1,375)	(9,036)
Income tax expense	(124)	(75)	(69)
Net income (loss)	$2,982	$(1,450)	$(9,105)
Income per Common Share - Basic:
Net income (loss) attributable to common shareholders (Note 10)	$0.13	$(0.12)	$(0.69)
Income per Common Share - Diluted:
Net income (loss) attributable to common shareholders (Note 10)	$0.13	$(0.12)	$(0.69)
Weighted average number of common shares outstanding:
Basic	21,035,892	13,811,691	13,280,149
Diluted	21,283,831	13,811,691	13,280,149
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance January 1, 2011	9,208,750	91	169,089	(4,441)	164,739	425	165,164
Issuance of shares pursuant to Equity Incentive Plan	12,104	—	210	—	210	—	210
Issuance of shares, net of offering costs of $4,153	4,600,000	46	69,401	—	69,447	—	69,447
Repurchase of common shares	(915)	—	(15)	—	(15)	—	(15)
Amortization of share based compensation	—	—	488	—	488	783	1,271
Dividends declared on common shares ($0.70 per share)	—	—	—	(9,674)	(9,674)	—	(9,674)
Distributions declared on LTIP units ($0.70 per unit)	—	—	—	—	—	(180)	(180)
Net loss	—	—	—	(9,105)	(9,105)	—	(9,105)
Balance, December 31, 2011	13,819,939	137	239,173	(23,220)	216,090	1,028	217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	882	—	882	781	1,663
Dividends declared on common shares ($0.775 per share)	—	—	—	(10,821)	(10,821)	—	(10,821)
Distributions declared on LTIP units ($0.775 per unit)	—	—	—	—	—	(198)	(198)
Net loss	—	—	—	(1,450)	(1,450)	—	(1,450)
Balance, December 31, 2012	13,908,907	137	240,355	(35,491)	205,001	1,611	206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $10,388	12,306,000	124	192,239	—	192,363	—	192,363
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	966	—	966	782	1,748
Dividends declared on common shares ($0.84 per share)	—	—	—	(18,283)	(18,283)	—	(18,283)
Distributions declared on LTIP units ($0.84 per unit)	—	—	—	—	—	(216)	(216)
Reallocation of noncontrolling interest	—	—	10	—	10	(10)	—
Net income	—	—	—	2,982	2,982	—	2,982
Balance, December 31, 2013	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,982	$(1,450)	$(9,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,162	14,198	11,908
Amortization of deferred franchise fees	87	75	63
Amortization of deferred financing fees included in interest expense	1,088	1,840	1,575
Loss on early extinguishment of debt	933	—	—
Loss on write-off of deferred franchise fee	64	—	—
Share based compensation	2,085	2,003	1,571
Loss from unconsolidated real estate entities	1,874	1,439	997
Changes in assets and liabilities:
Hotel receivables	(68)	(41)	(1,022)
Deferred costs	(493)	(148)	(96)
Prepaid expenses and other assets	338	(428)	(633)
Accounts payable and accrued expenses	4,519	(2,603)	3,688
Net cash provided by operating activities	31,571	14,885	8,946
Cash flows from investing activities:
Improvements and additions to hotel properties	(16,178)	(8,590)	(12,721)
Acquisition of hotel properties, net of cash acquired	(229,646)	(27,998)	(61,981)
Distributions from unconsolidated entities	13,939	21,202	—
Investment in unconsolidated real estate entities	(1,649)	—	(37,000)
Restricted cash	(1,656)	2,350	(821)
Net cash used in investing activities	(235,190)	(13,036)	(112,523)
Cash flows from financing activities:
Borrowings on revolving credit facility	234,000	38,500	127,500
Repayments on revolving credit facility	(263,500)	(26,500)	(97,800)
Payments on debt	(2,166)	(1,694)	(853)
Proceeds from the issuance of debt	164,613	—	15,800
Principal prepayment of mortgage debt	(100,130)	—	—
Payments of financing costs	(2,405)	(1,452)	(1,543)
Payment of offering costs	(10,388)	(277)	(4,153)
Proceeds from issuance of common shares	202,751	—	73,600
In-substance repurchase of vested common shares	(7)	—	(15)
Distributions-common shares/units	(19,424)	(10,610)	(9,047)
Net cash provided by (used in) financing activities	203,344	(2,033)	103,489
Net change in cash and cash equivalents	(275)	(184)	(88)
Cash and cash equivalents, beginning of period	4,496	4,680	4,768
Cash and cash equivalents, end of period	$4,221	$4,496	$4,680
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,169	$12,677	$6,197
Cash paid for income taxes	$77	$135	$162
-Continued-
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
As of December 31, 2013, the Company had accrued distributions payable of $1,950. These distributions were paid on January 31, 2014 except for $92 related to accrued but unpaid distributions on unvested performance based shares (See Note 11). As of December 31, 2012, the Company had accrued distributions payable of $2,875. These distributions were paid on January 25, 2013 except for $41 related to accrued but unpaid distributions on unvested performance based shares. As of December 31, 2011, the Company had accrued distributions payable of $2,464. These distributions were paid on January 27, 2012
A franchise fee of $75 was included in prepaid expenses and other assets at December 31, 2012. This amount was moved to deferred costs, net as of the second quarter of 2013, for the rebranding of the Company's Washington D.C. hotel to a Residence Inn by Marriott.
Accrued share based compensation of $337, $337 and $300 is included in accounts payable and accrued expenses as of December 31, 2013, 2012 and 2011.
Accrued capital improvements of $323, $869 and $528 are included in accounts payable and accrued expenses as of December 31, 2013, 2012, and 2011 respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(In thousands)

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

On February 8, 2011, the Company completed a follow-on common share offering generating gross proceeds of $73.6 million and net proceeds of approximately $69.4 million. Using these funds as well as borrowing capacity on its secured revolving credit facility, on July 14, 2011, the Company acquired five hotels for an aggregate purchase price of $195 million, including the assumption of five individual mortgage loans secured by the hotels totaling $134.2 million. Additionally, the Company invested $37.0 million for an approximate 10.3% interest in INK Acquisition, LLC with Cerberus Capital Management (“Cerberus”) that acquired 64 hotels from Innkeepers USA Trust (“Innkeepers”) on October 27, 2011. The Company accounts for this investment under the equity method.
On January 14, 2013, the Company completed a follow-on common share offering generating gross proceeds of $51.4 million and net proceeds of approximately $48.4 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million. Proceeds from the January 2013 offering were used to repay debt under the Company’s secured revolving credit facility, including debt incurred in connection with the $28.0 million acquisition of the Hampton Inn Portland Downtown-Waterfront hotel in Portland, ME (the “Portland Hotel”) and the $34.8 million acquisition of the Courtyard by Marriott Houston Medical Center hotel in Houston, TX (the “Houston CY Hotel”).
On June 18, 2013, the Company completed a follow-on common share offering of 4,500,000 shares, generating gross proceeds of $73.6 million and net proceeds of approximately $70.1 million. On June 28, 2013, the Company issued an additional 475,823 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on June 18, 2013, generating gross proceeds of approximately $7.8 million and net proceeds of approximately $7.4 million. Proceeds from the June 2013 offering were used to repay debt under the Company’s secured revolving credit facility, including debt incurred in connection with the $40.0 million acquisition of the Hyatt Place Pittsburgh North Shore hotel in Pittsburgh, PA (the “Pittsburgh Hotel”) and the $15.2 million August 9, 2013 acquisition of the Hampton Inn and Suites by Hilton in Exeter, NH (the "Exeter Hotel")..
On September 30, 2013, the Company completed a follow-on common share offering of 3,250,000 shares generating gross proceeds of $59.6 million and net proceeds of approximately $56.8 million. On October 11, 2013, the Company issued an additional 487,500 common shares pursuant to the exercise of the underwriter's over-allotment option in the offering that closed on September 30, 2013, generating gross proceeds of approximately $8.9 million and net proceeds of approximately $8.5 million. Proceeds from the September 2013 offering were used to repay debt under the Company's secured revolving credit facility, including debt incurred in connection with the $27.9 million acquisition of the Denver Tech Hilton Garden Inn hotel in Denver, CO (the "Denver Tech Hotel") and to partially fund the $71.8 million purchase price for the acquisition of the Residence Inn Seattle Bellevue/Downtown in Bellevue, WA.
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

As of December 31, 2013, the Company owned 25 hotels with an aggregate of 3,591 (unaudited) rooms located in 15 states and the District of Columbia, held a 10.3% noncontrolling interest in a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”), which owns 51 hotels comprising an aggregate of 6,847 (unaudited) rooms, and held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA.
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
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of December 31, 2013, Island Hospitality Management Inc. (“IHM”), which is 90% owned by Mr. Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed 23 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of December 31, 2013, all of the Innkeepers JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements, in the opinion of management, include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented.
The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Reclassifications
Certain prior period revenue and expense amounts in the consolidated financial statements have been reclassified to be comparable to the current period presentation. The reclassification did not have any impact on the income (loss).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of and disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable and debt. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for debt, the fair value of which is separately disclosed in Note 6.

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
The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2013, 2012 and 2011, there were no hotel properties impaired.
The Company will consider a hotel property as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to be completed within one year. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss if any will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets if we no longer have significant continuing involvement. As of December 31, 2013, the Company had no hotel properties held for sale.
Investment in Unconsolidated Real Estate Entities
If it is determined that the Company does not have a controlling interest in a joint venture, either through its financial interest in a variable investment entity ("VIE") or in a voting interest entity, but does have the ability to exercise significant influence the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of investment in, advances to and commitments for the investee.

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
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheet at December 31, 2013 is $4.6 million and at December 31, 2012 is $2.9 million of renovation, property tax and insurance escrows.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable receivable losses. At December 31, 2013 and 2012, the allowance for doubtful accounts was $30 thousand and $28 thousand, respectively.

Deferred Costs
Deferred costs consist of franchise agreement fees for the Company’s hotels, loan costs related to the Company’s senior secured revolving credit facility and mortgage loans and costs related to the Company’s share offerings or share plans.

Deferred costs consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012

Loan Costs	$9,529	$8,462
Franchise Fees	2,215	1,273
Other	91	467
	11,835	10,202
Less accumulated amortization	(4,722)	(3,890)
Deferred costs, net	$7,113	$6,312
Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. Loan costs are recorded at cost and amortized over a straight-line basis, which approximates the effective interest rate method, over the term of the loan. Offering costs of $0.1 million and $0.4 million, classified as “Other” in 2013 and 2012 respectively, will be recorded as a reduction in additional paid-in capital as shares are sold. For the years ended December 31, 2013, 2012 and 2011, amortization expense related to franchise fees of $87 thousand, $75 thousand and $62 thousand, respectively, is included in depreciation and amortization. Amortization expense related to loan costs of $1.1 million, $1.8 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in interest expense in the consolidated statements of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

Distributions and losses in Excess of Investments in Unconsolidated Real Estate Entities

If it is determined that the Company does not have a controlling interest in a joint venture, either through its financial interest in a VIE or in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of investment in, advances to and commitments for the investee.

Distributions and losses in excess of investment in unconsolidated real estate entities are accounted for under the equity method of accounting and the Company records its equity in earnings or losses under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the structures and the preference received on the distributions from the joint ventures pursuant to the joint venture agreements. Under this method, the Company recognizes income and loss in each period based on the change in liquidation proceeds received from a hypothetical liquidation of the investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

Certain of the Company’s investments in unconsolidated entities share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. As a result, the carrying value of certain investments in unconsolidated entities is negative. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Company’s Consolidated Balance Sheets.

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

Earnings Per Share
A two class method is used to determine earnings per share. Basic earnings per share ("EPS") is computed by dividing net income (loss) available for common shareholders, adjusted for dividends on unvested share grants, by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders, adjusted for dividends on unvested share grants, by the weighted average number of common shares outstanding plus potentially dilutive securities such as share grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during the period. The Company’s restricted share awards and long-term incentive plan units are entitled to receive dividends, if declared. The rights to dividends declared are non-forfeitable, and therefore, the unvested restricted shares and long-term incentive plan units qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to the unvested restricted shares is based on the proportion of the weighted average unvested restricted shares outstanding to the total of the basic weighted average common shares outstanding and the weighted average unvested restricted shares outstanding. Basic EPS is then computed by dividing income less earnings allocable to unvested restricted shares by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the effect of potentially dilutive securities.
Income Taxes

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

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiaries (each, a “TRS”) which, in turn are wholly owned by the Operating Partnership. Additionally, the Company indirectly owns its interest in 51 of the Innkeepers JV hotels and its interest in the Torrance JV through the Operating Partnership. All of the Innkeepers JV hotels and the Torrance JV hotel are leased to TRS Lessees in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.

As of December 31, 2013, the Company is no longer subject to U.S federal income tax examinations for years before 2011 and with few exceptions to state examinations before 2010.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provisions for income taxes is required in the Company's consolidated financial statements as of December 31, 2013. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

During the fourth quarter of 2013, management was notified that one of the Company's TRS' is going to be examined by the U.S. Internal Revenue Service (the "IRS") for the tax years ended December 31, 2012 and 2011.  As of March 10, 2014, we have not yet received a Revenue Agent’s Report generally issued at the conclusion of an IRS examination and the examination remains open.  The Company believes that it does not need to record a liability related to all matters contained in tax periods open to examination.  However, should the Company experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Organizational and Offering Costs

The Company expensed organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity as shares are sold. Costs related to the Company’s potential share offerings are included in deferred costs at December 31, 2013 and 2012, respectively, and will be recorded as a reduction in additional paid-in capital as shares are sold.

Segment Information

Management evaluates the Company's hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers.

3.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price of each of the hotels, based on the fair value on the date of its acquisition was (in thousands):

	5 Sisters	Portland Hotel	Houston CY Hotel	Pittsburgh Hotel	Exeter Hotel	Denver Tech Hotel	Bellevue Hotel	Savannah Hotel	Total
Acquisition date	7/14/2011	12/27/2012	2/5/2013	6/17/2013	8/9/2013	9/26/2013	10/31/2013	12/5/2013
Number of rooms (unaudited)	762	122	197	178	111	180	231	160	1,941
Land	$35,231	$4,315	$5,600	$3,000	$1,900	$4,100	$13,800	$2,400	$70,346
Building and improvements	150,764	22,664	27,350	35,576	12,350	23,100	56,957	36,050	364,811
Furniture, fixtures and equipment	7,399	1,021	1,800	1,424	900	700	1,000	1,300	15,544
Cash	26	1	3	6	4	5	3	3	51
Restricted cash	1,460	—	—	—	—	—	—	—	1,460
Accounts receivable	144	9	7	5	—	2	240	35	442
Deferred costs, net	1,639	—	—	—	—	—	—	—	1,639
Prepaid expenses and other assets	134	8	10	272	40	5	60	1	530
Mortgage Debt	(134,160)	—	—	—	—	—	—	—	(134,160)
Accounts payable and accrued expenses	(630)	(19)	(30)	—	(35)	(271)	(1)	(1)	(987)
Net assets acquired	$62,007	$27,999	$34,740	$40,283	$15,159	$27,641	$72,059	$39,788	$319,676
Net assets acquired, net of cash	$61,981	$27,998	$34,737	$40,277	$15,155	$27,636	$72,056	$39,785	$319,625

The Company incurred acquisition costs of $3.2 million and $0.2 million, respectively, during the years ended December 31, 2013 and 2012.

The amount of revenue and operating income from the new hotels acquired in 2013 from their respective date of acquisition through December 31, 2013 is as follows (in thousands):

	December 31, 2013
	Revenue	Operating Income

Houston CY	$7,531	$3,725
Pittsburgh	4,621	2,289
Exeter	1,448	579
Denver Tech	1,636	615
Bellevue	1,537	783
Savannah	334	149
Total	$17,107	$8,140

Pro Forma Financial Information (unaudited)
The following condensed pro forma financial information presents the unaudited results of operations as if the hotels acquired in the years ended December 31, 2013, 2012 and 2011 had taken place on January 1, 2011. Since the acquisition of the Portland hotel was not significant, the pro forma numbers presented below do not include the operating results of the Portland hotel prior to the acquisition date. 2013 supplemental pro forma earnings were adjusted to exclude $1,667 of acquisition-related costs incurred in 2013. 2011 supplemental pro forma earnings were adjusted to include these charges. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2011, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the year ended
	December 31,
	2013	2012	2011
Pro forma total revenue	$153,586	$141,557	$127,396
Pro forma net income	$7,571	$2,582	$(10,819)
Pro forma income per share:
Basic	$0.29	$0.10	$(0.41)
Diluted	$0.29	$0.10	$(0.41)
Weighted average Common Shares Outstanding
Basic	26,295,558	26,295,558	26,295,558
Diluted	26,543,497	26,543,497	26,295,558
As a result of the properties being treated as acquired as of January 1, 2011, the Company assumed approximately 26,295,558 shares were issued as of January 1, 2011 to fund the acquisition of the properties. Consequently, the weighted average shares outstanding was adjusted to reflect this amount of such shares were treated as outstanding as of the beginning of the periods presented.

4.    Investment in Hotel Properties
Investment in hotel properties as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Land and improvements	$94,847	$63,428
Building and improvements	559,713	360,301
Furniture, fixtures and equipment	36,628	21,381
Renovations in progress	4,006	5,145
	695,194	450,255
Less accumulated depreciation	(42,317)	(24,181)
Investment in hotel properties, net	$652,877	$426,074
5.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV with Cerberus for $1.7 million. The Torrance JV acquired the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company accounts for this investment under the equity method. During the years ended December 31, 2013 and 2012, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the year ended
	December 31,
	2013	2012
Cash generated from other activities and excess cash	$40	$—
Cash generated from debt refinancing	908	—
Total	$948	$—

The Company owns a 10.3% interest in the Innkeepers JV. The Company accounts for this investment under the equity method. During the years ended December 31, 2013 and 2012, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the year ended
	December 31,
	2013	2012
Cash generated from other activities and excess cash	$2,716	$4,368
Cash generated from asset sales	130	5,075
Cash generated from debt refinancing	10,145	11,759
Total	$12,991	$21,202
The Company’s ownership interests in the Innkeepers JV and the Torrance JV (the "JVs") are subject to change in the event that either the Company or Cerberus calls for additional capital contributions to the JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds. Cerberus may also approve certain actions by each JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of each JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.

15

The Innkeepers JV incurred $48.9 million, $49.1 million and $8.8 million in depreciation expense during the years ended December 31, 2013, 2012 and 2011. The Torrance JV incurred $0.6 million, $0.0 million and $0.0 million, respectively, in depreciation expense during the years ended December 31, 2013, 2012 and 2011. The Company's investment in the Innkeepers JV is $(1.6) million and the Torrance JV is $0.8 million at December 31, 2013. The following tables sets forth the total assets, liabilities, equity and components of net loss, including the Company’s share, related to both JVs for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Balance Sheet
	December 31, 2013	December 31, 2012	December 31, 2011
Assets
Investment in hotel properties, net	$874,058	$862,747	$894,288
Other assets	114,034	86,149	154,256
Total Assets	$988,092	$948,896	$1,048,544

Liabilities
Mortgages and notes payable	$969,023	$792,239	675,000
Other Liabilities	19,211	27,041	23,630
Total Liabilities	988,234	819,280	698,630

Equity
Chatham Lodging Trust	(802)	13,362	36,003
Joint Venture Partner	660	116,254	313,911
Total Equity	(142)	129,616	349,914
Total Liabilities and equity	$988,092	$948,896	$1,048,544

	For the year ended
Statement of Operations	December 31,
	2013	2012	2011
Revenue	$271,224	$251,612	$34,340
Total hotel operating expenses	151,823	143,525	21,259
Hotel operating income	$119,401	$108,087	$13,081
Net loss from continuing operations	$(14,376)	$(16,093)	$(10,432)
Net loss	$(17,106)	$(14,001)	$(10,086)
Total loss from unconsolidated real estate entities attributable to Chatham	$(1,874)	$(1,439)	$(997)

6.    Debt
The Company’s mortgage loans and its secured revolving credit facility are collateralized by first-mortgage liens on certain properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	12/31/13 Property Carrying Value	Balance Outstanding as of
				December 31, 2013	December 31, 2012
Senior Secured Revolving Credit Facility (1)	2.67%	November 5, 2016	$235,721	$50,000	$79,500
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,841	6,378	6,572
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	11,925	4,937	5,104
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,700	15,150	15,450
Residence Inn by Marriott Garden Grove, CA	5.98%	November 1, 2016	44,474	32,253	32,417
Residence Inn by Marriott San Diego, CA (2)	4.66%	February 6, 2023	48,322	30,546	39,557
Homewood Suites by Hilton San Antonio, TX (3)	4.59%	February 6, 2023	30,403	17,454	18,184
Residence Inn by Marriott Washington, D.C. (4)	6.03%	(4)	—	—	19,752
Residence Inn by Marriott Vienna, VA (3)	4.49%	February 6, 2023	33,901	23,925	22,710
Courtyard by Marriott Houston, TX (5)	4.19%	May 6, 2023	33,662	19,812	—
Hyatt Place Pittsburgh, PA (6)	4.65%	July 6, 2023	39,373	24,028	—
Residence Inn by Marriott Bellevue, WA (7)	4.97%	December 6, 2023	71,345	47,580	—
Total			$581,667	$272,063	$239,246

(1)	Thirteen properties in the borrowing base serve as collateral for borrowings under the credit facility at December 31, 2013.

(2)	On February 1, 2013, the Company refinanced the mortgage for the Residence Inn San Diego hotel. The new loan has a 10-year term and a 30-year amortization payment schedule.

(3)
On January 18, 2013, the Company refinanced the mortgage loans for the Homewood Suites San Antonio hotel and the Residence Inn Tysons Corner hotel. Both new loans have a 10-year term and a 30-year amortization payment schedule.

(4)	On January 31, 2013, the Company paid off the mortgage loan for the Washington, D.C. hotel. This hotel was rebranded as a Residence Inn by Marriott on September 20, 2013.

(5)	On April 25, 2013, the Company obtained debt secured by a first mortgage on the Houston CY Hotel. The loan has a 10-year term and a 30-year amortization payment schedule.

(6)	On June 17, 2013, the Company obtained debt secured by a first mortgage on the Pittsburgh Hotel. The loan has a 10-year term and a 30-year amortization payment schedule.

(7)
On November 8, 2013, the Company obtained debt secured by a first mortgage on the Bellevue Hotel. The loan has a 10-year term, a 30-year amortization payment schedule but is interest only for the first 12 months.

The Company entered into an amendment (the "Amendment") to their amended and restated senior secured revolving credit facility on December 11, 2013. The amendment extends the maturity date to November 5, 2016 and includes an option to extend the maturity date by an additional year. The senior secured revolving credit facility also includes limitations on the extent of allowable distributions to the Company not to exceed the greater of 95% of Adjusted Funds from Operations and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Facility amount	$175 million
Accordion feature	Increase additional $50 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x

At December 31, 2013 and 2012, the Company had $50.0 million and $79.5 million, respectively, of outstanding borrowings under its secured revolving credit facility. Thirteen properties in the borrowing base serve as collateral for borrowings under the credit facility at December 31, 2013. At December 31, 2013, the maximum borrowing availability under the revolving credit facility was $175.0 million.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of December 31, 2013 and 2012 was $220.0 million and $168.2 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2013 and 2012 was $50.0 million and $79.5 million, respectively.
As of December 31, 2013, the Company was in compliance with all of its financial covenants. At December 31, 2013, the Company’s consolidated fixed charge coverage ratio was 2.59. Future scheduled principal payments of debt obligations as of December 31, 2013, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2014	$2,974
2015	8,375
2016	90,424
2017	3,290
2018	3,383
Thereafter	163,617
Total	$272,063
7.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, which are treated separately for income tax purposes.
The components of income tax (benefit) expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2013	2012	2011
Current:
Federal	$93	$55	$73
State	30	19	21
Current tax expense	$123	$74	$94

Deferred:
Federal	—	1	(21)
State	1	—	(4)
Deferred tax expense (benefit)	1	1	(25)
Total tax expense	$124	$75	$69

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRSs before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2013	2012	2011
Book income (loss) before income taxes	$(2,080)	$159	$143

Statutory rate of 34% applied to pre-tax income	$(707)	$54	$48
Effect of state and local income taxes, net of federal tax benefit	(82)	20	7
Provision to return and deferred adjustment	118	—	—
Change in valuation allowance	795	1	14
Total expense	$124	$75	$69

Effective tax rate	(5.96)%	47.17%	48.25%

At December 31, 2013, TRS 1 had a gross deferred tax asset associated with future tax deductions of $1.1 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.0 million as of December 31, 2013 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for December 31, 2013 and 2012. Accordingly, the net deferred tax asset of the Company solely relates to the deferred tax assets generated by TRS 2 during the years ended December 31, 2013 and 2012. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2013 and 2012 are as follows (in thousands):

	For the year ended
	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$11	$5
Net operating loss carry forwards	1,100	35
Other	(48)	229
Valuation allowance	(1,040)	(245)
Deferred tax asset	23	24

8.    Dividends Declared and Paid
The Company declared total common share dividends of $0.84 per share and distributions on LTIP units of $0.84 per unit for the year ended December 31, 2013. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Ordinary Income	Return of Capital
January	1/31/2013	2/22/2013	$0.07	$0.07	$0.06	$0.01
February	2/28/2013	3/29/2013	0.07	0.07	0.06	0.01
March	3/28/2013	4/26/2013	0.07	0.07	0.06	0.01
1st Quarter 2013			$0.21	$0.21	$0.18	$0.03

April	4/30/2013	5/31/2013	$0.07	$0.07	$0.06	$0.01
May	5/31/2013	6/28/2013	0.07	0.07	0.06	0.01
June	6/28/2013	7/26/2013	0.07	$0.07	0.06	0.01
2nd Quarter 2013			$0.21	$0.21	$0.18	$0.03

July	7/31/2013	8/30/2013	$0.07	$0.07	$0.06	$0.01
August	8/30/2013	9/27/2013	0.07	0.07	0.06	0.01
September	9/30/2013	10/25/2013	$0.07	0.07	$0.06	$0.01
3rd Quarter 2013			$0.21	$0.21	$0.18	$0.03

October	10/31/2013	11/29/2013	$0.07	$0.07	$0.06	$0.01
November	11/29/2013	12/27/2013	$0.07	$0.07	$0.06	$0.01
December	12/31/2013	1/31/2014	$0.07	$0.07	$0.06	$0.01
4th Quarter 2013			$0.21	$0.21	$0.18	$0.03

Total 2013			$0.84	$0.84	$0.72	$0.12

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Ordinary Income	Return of Capital
First Quarter	3/30/2012	4/27/2012	$0.175	$0.175	$0.092	$0.083
Second Quarter	6/29/2012	7/27/2012	0.200	0.200	0.106	0.094
Third Quarter	9/28/2012	10/26/2012	0.200	0.200	0.106	0.094
Fourth Quarter	12/31/2012	1/25/2013	0.200	0.200	0.106	0.094

Total 2012			$0.775	$0.775	$0.410	$0.365

For the years ended December 31, 2013 and 2012, approximately 85.7% and 52.9% of the distributions paid to stockholders were considered taxable income and approximately 14.3% and 47.1% were considered a return of capital for federal income tax purposes, respectively.

9.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest (“common shares”), $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by its Board of Trustees.
The Company completed a public offering of 4,600,000 common shares at a $16.00 price per share generating $73.6 million in gross proceeds on February 8, 2011. Net proceeds were approximately $69.4 million. On January 14, 2013, the Company completed a follow-on common share offering of 3,500,000 shares at a $14.70 price per share generating gross proceeds of $51.4 million and net proceeds of approximately $48.4 million. On January 31, 2013, the Company issued an additional 92,677 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on January 14, 2013, generating gross proceeds of approximately $1.4 million and net proceeds of approximately $1.3 million. On June 18, 2013, the Company completed a follow-on common share offering of 4,500,000 shares at a $16.35 price per share generating gross proceeds of $73.6 million and net proceeds of approximately $70.1 million. On June 28, 2013, the Company issued an additional 475,823 common shares pursuant to the exercise of the underwriters’ over-allotment option in the offering that closed on June 18, 2013, generating gross proceeds of approximately $7.8 million and net proceeds of approximately $7.4 million. On September 30, 2013, the Company completed a follow-on common share offering of 3,250,000 shares at a $18.35 price per share generating gross proceeds of $59.6 million and net proceeds of approximately $56.8 million. On October 11, 2013, the Company issued an additional 487,500 common shares pursuant to the exercise of the underwriter's over-allotment option in the offering that closed on September 30, 2013, generating gross proceeds of approximately $8.9 million and net proceeds of approximately $8.5 million. Net proceeds are after underwriter's discounts and commissions and other offering costs paid to third parties. As of December 31, 2013, 26,295,558 common shares were outstanding.
During the years ended December 31, 2013 and 2011, the Company withheld 445 and 915, respectively, of common shares of beneficial interest that had vested to executives in accordance with the Equity Incentive Plan, the shares were withheld at a value of $16.31 and $16.43, respectively, per share to meet the minimum statutory tax withholding requirements of the executive which were directly remitted by the Company to the appropriate taxing jurisdiction. The price per share is determined by using the closing price of the common shares the day before they are withheld.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2013.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2013 and 2012, there were no Operating Partnership common units held by unaffiliated third parties.

At December 31, 2013 and 2012, an aggregate of 257,775 LTIP Units, a special class of operating partnership units, were held by executive officers. The LTIP Units receive per unit distributions equal to the per share distribution paid on common shares. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIPS units of one of the officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Three-fifths of these units have vested. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income (loss).

10.    Earnings Per Share
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

	For the year ended
	December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$2,982	$(1,450)	$(9,105)
Dividends paid on unvested shares and units	(294)	(272)	(41)
Net income (loss) attributable to common shareholders	$2,688	$(1,722)	$(9,146)
Denominator:
Weighted average number of common shares - basic	21,035,892	13,811,691	13,280,149
Effect of dilutive securities:
Unvested shares (1)	247,939	—	—
Weighted average number of common shares - diluted	21,283,831	13,811,691	13,280,149
Basic income per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$0.13	$(0.12)	$(0.69)
Diluted income per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$0.13	$(0.12)	$(0.69)
(1)    Unvested restricted shares and unvested long-term incentive plan units could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.
11.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested performance based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2013 and 2012, the Company issued 22,536 and 27,592 common shares, respectively, to its independent trustees as compensation for services performed in 2013 and 2012, respectively. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. On January 15, 2014, the Company distributed 16,542 common shares to its independent trustees for services performed in 2013. As of December 31, 2013, there were 2,400,018 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards
On February 23, 2012, the Company granted 114,567 restricted common shares to the Company’s executive officers pursuant to the Equity Incentive Plan, consisting of time-based awards of 61,376 shares that will vest over a three-year period and 53,191 shares granted as performance-based equity awards. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date. The Company met its criteria for 2012, therefore, on January 15, 2013 the Company issued an aggregate of 17,731 shares to its executive officers as performance based equity compensation under the 2012 awards. Included in the grant of 61,376 time-based shares in 2012 are 8,184 shares granted to certain non-executive employees. On January 29, 2013, the Company granted 40,829 shares as time-based awards and, effective as of May 17, 2013 upon shareholder approval of the Amended and Restated Equity Incentive Plan, 40,829 shares of performance-base equity awards. The 2013 time-based equity awards will vest over a three-year period. The 2013 awards of performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date. The Company met its criteria for 2013, therefore, on January 15, 2014 the Company issued an aggregate of 17,731 shares to its executive officers as performance based equity compensation under the 2013 awards.
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
A summary of the Company’s restricted share awards for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	140,077	$12.70	51,029	$19.04	$76,550	$19.04
Granted	81,658	13.43	114,567	11.28	—	—
Vested	(63,700)	14.39	(25,519)	19.04	(25,521)	19.04
Non-vested at end of the period	158,035	$12.39	140,077	$12.70	$51,029	$19.04
As of December 31, 2013 and 2012, there were $1.2 million and $1.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2013, these costs were expected to be recognized over a weighted–average period of approximately 1.7 years. For the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $1.0 million, $0.9 million and $0.5 million respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

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
On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP Units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with FASB Codification Topic (“ASC”) 718, “Stock Compensation”. On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s then new Chief Financial Officer and 15,435 LTIP units granted to the Company’s former Chief Financial Officer were forfeited. These LTIP Units vest ratably over a five years period beginning on the date of grant.

The LTIP Units’ fair value was determined by using a discounted value approach. In determining the discounted value of the LTIP Units, the Company considered the inherent uncertainty that the LTIP Units would never reach parity with the other OP Units and thus have an economic value of zero to the grantee. Additional factors considered in reaching the assumptions of uncertainty included discounts for illiquidity; expectations for future dividends; limited or no operating history as of the date of the grant; significant dependency on the efforts and services of our executive officers and other key members of management to implement the Company's business plan; available acquisition opportunities; and economic environment and conditions. The Company used an expected stabilized dividend yield of 5.0% and a risk free interest rate of 2.33% based on a five-year U.S. Treasury yield.
The Company recorded $0.8 million, $0.8 million and $0.8 million in compensation expense related to the LTIP units for years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, there was $1.0 million and $1.8 million, respectively, of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 1.4 years, which represents the weighted average remaining vesting period of the LTIP Units. Upon the closing of the Company's equity offering on December 31, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIPS units of one of the officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Three-fifths of these units have vested. Accordingly, these LTIP units were allocated their pro-rata share of the Company's net income (loss).
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

At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs.
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garage leases as of December 31, 2013, and for each of the next five calendar years and thereafter (in thousands):

Amount
2014	$207
2015	210
2016	212
2017	214
2018	217
Thereafter	11,228
Total	$12,288
Management Agreements
The management agreements with Concord have an initial ten-year term that expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If the Company were to terminate the management agreements during the first nine years of the term other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.
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

Terms of the Company's management agreements are:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Courtyard Altoona	Concord	4.0%	1,211	—	—%
Springhill Suites Washington	Concord	4.0%	991	—	—%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	—	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	—	1.0%
Residence Inn Garden Grove	IHM	2.5%	1,000	—	1.0%
Residence Inn Mission Valley	IHM	2.5%	1,000	—	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	2.5%	1,000	—	1.0%
Residence Inn Washington DC	IHM	2.5%	1,000	—	1.0%
Residence Inn Tysons Corner	IHM	2.5%	1,000	—	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Management fees totaled approximately $3.8 million, $2.9 million and $2.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011. Incentive management fees paid to IHM for the years ended December 31, 2013, 2012 and 2011 were $63.0 thousand, $16.0 thousand and $0.0, respectively. There have been no incentive management fees paid to Concord.

Franchise Agreements
The Company’s TRS Lessees have entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, Hampton Inns Franchise, LLC, Marriott International, Inc., Hyatt Hotels, LLC and Hilton Garden Inns Franchise, LLC.
Terms of the Company's Franchise agreements are:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2020
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	4.3%	5.5%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Franchise fees totaled approximately $9.4 million, $7.5 million and $5.6 million , respectively, for the years ended December 31, 2013, 2012 and 2011.

13.    Related Party Transactions
Mr. Fisher owns 90% of IHM. As of December 31, 2013, the Company had hotel management agreements with IHM to manage 23 of its hotels. As of December 31, 2013 all 51 hotels owned by the Innkeepers JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the years ended December 31, 2013, 2012 and 2011 were $3.4 million and $2.3 million and $1.3 million, respectively. At December 31, 2013 and 2012, the amounts due to IHM were $0.5 million and $0.4 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2013, 2012 and 2011 were $63.0 thousand, $16.0 thousand and $0.0, respectively.
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

14.    Quarterly Operating Results (unaudited)

	Quarter Ended - 2013
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$25,779	$30,746	$35,370	$34,333
Total operating expenses	22,997	25,730	29,359	30,781
Operating income	2,782	5,016	6,011	3,552
Net income (loss) attributable to common shareholders	(1,696)	2,103	2,469	(188)
Income (loss) per common share, basic (1)	(0.10)	0.12	0.11	(0.01)
Income (loss) per common share, diluted (1)	(0.10)	0.11	0.11	(0.01)

Weighted average number of common shares outstanding:
Basic	17,212,124	18,147,108	22,508,988	26,160,823
Diluted	17,212,124	18,383,626	22,769,282	26,160,823

	Quarter Ended - 2012
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$22,827	$26,359	$27,002	$16,850
Total operating expenses	20,180	21,943	21,774	21,917
Operating income (loss)	2,647	4,416	5,228	2,359
Net income (loss) attributable to common shareholders	(1,731)	1,157	1,498	(2,374)
Income (loss) per common share, basic and diluted (1)	(0.13)	0.08	0.10	(0.18)

Weighted average number of common shares outstanding:
Basic	13,794,986	13,810,190	13,819,371	13,822,021
Diluted	13,794,986	13,908,907	13,908,907	13,822,021

(1)     The sum of per share amounts for the four quarters may differ from the annual per share amounts due to the required method of computing weighted-average number of common shares outstanding in the respective periods and share offerings that occurred during the year. Unvested restricted shares and unvested long-term incentive plan units could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.
15.    Subsequent Events
None

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	(1)	$1,800	$7,200	$34	$1,173	$1,834	$8,373	$10,207	$8,373	$840	2000	(2)
Homewood Suites Boston - Billerica, MA	2010	(1)	1,470	10,555	48	937	1,518	11,492	13,010	11,492	1,208	1999	(2)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	(1)	3,500	13,960	19	1,093	3,519	15,053	18,572	15,053	1,528	1998	(2)
Homewood Suites Nashville - Brentwood, TN	2010	(1)	1,525	9,300	12	994	1,537	10,294	11,831	10,294	1,058	1998	(2)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	(1)	2,500	7,583	17	946	2,517	8,529	11,046	8,529	928	1998	(2)
Homewood Suites Hartford - Farmington, CT	2010	(1)	1,325	9,375	92	965	1,417	10,340	11,757	10,340	1,092	1999	(2)
Hampton Inn & Suites Houston - Houston, TX	2010	(1)	3,200	12,709	52	575	3,252	13,284	16,536	13,284	1,193	1997	(2)
Residence Inn Holtsville - Holtsville, NY	2010	(1)	2,200	18,765	—	812	2,200	19,577	21,777	19,577	1,727	2004	(2)
Courtyard Altoona - Altoona, PA	2010	6,378	—	10,730	—	867	—	11,597	11,597	11,597	1,029	2001	(2)
SpringHill Suites Washington - Washington, PA	2010	4,937	1,000	10,692	—	787	1,000	11,479	12,479	11,479	1,013	2000	(2)
Residence Inn White Plains - White Plains, NY	2010	(1)	2,200	17,677	—	1,542	2,200	19,220	21,420	19,220	1,570	1982	(2)
Residence Inn New Rochelle - New Rochelle, NY	2010	15,150	—	20,281	9	2,018	9	22,299	22,308	22,299	1,891	2000	(2)
Homewood Suites Carlsbad - Carlsbad, CA	2010	(1)	3,900	27,520	—	87	3,900	27,607	31,507	27,607	2,186	2008	(2)
Residence Inn Garden Grove - Garden Grove, CA	2011	32,253	7,109	35,484	—	993	7,109	36,477	43,586	36,477	2,246	2003	(2)
Residence Inn Mission Valley - San Diego, CA	2011	30,546	9,856	39,535	—	244	9,856	39,779	49,635	39,779	2,458	2003	(2)
Homewood Suites San Antonio - San Antonio, TX	2011	17,454	5,999	24,764	2	338	6,001	25,103	31,104	25,103	1,562	1996	(2)
Doubletree Suites Washington DC - Washington, DC	2011	(1)	6,083	22,063	28	4,053	6,111	26,116	32,227	26,116	1,400	1974	(2)
Residence Inn Tyson's Corner - Vienna, VA	2011	23,925	5,752	28,917	—	37	5,752	28,954	34,706	28,954	1,791	2001	(2)
Hampton Inn Portland Downtown - Portland, ME	2012	(1)	4,315	22,664	—	3	4,315	22,667	26,982	22,667	574	2011	(2)
Courtyard Houston - Houston, TX	2013	19,812	5,600	27,350	—	13	5,600	27,363	32,963	27,363	618	2010	(2)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	24,028	3,000	35,576	—	72	3,000	35,648	38,648	35,648	483	2011	(2)
Hampton Inn & Suites Exeter - Exeter, NH	2013	(1)	1,900	12,350	—	2	1,900	12,352	14,252	12,352	123	2010	(2)
Hilton Garden Inn Denver Tech - Denver, CO	2013	none	4,100	23,100	—	3	4,100	23,103	27,203	23,103	153	1999	(2)
Residence Inn Bellevue - Bellevue, WA	2013	47,580	13,800	56,957	—	—	13,800	56,957	70,757	56,957	242	2008	(2)
SpringHill Suites Savannah - Savannah, GA	2013	none	2,400	36,050	—	—	2,400	36,050	38,450	36,050	67	2009	(2)

Grand Total(s)			$94,534	$541,157	$313	$18,556	$94,847	$559,713	$654,560	$559,713	$28,980

(1) This property is pledged as collateral to borrowings made under the revolving credit facility obtained on October 12, 2010, which had outstanding borrowings of $50,000 as of December 31, 2013.

(2) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2013	2012	2011	2010
Balance at the beginning of the year	$423,729	$392,463	$200,974	—
Acquisitions	222,273	26,979	185,995	200,967
Dispositions during the year	—	(951)	—	—
Capital expenditures and transfers from construction-in-progress	8,558	5,238	5,494	7
Investment in Real Estate	$654,560	$423,729	$392,463	$200,974

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$17,398	$8,394	$1,901	—
Depreciation and amortization	11,582	9,004	6,493	1,901
Balance at the end of the year	$28,980	$17,398	$8,394	$1,901

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $652,877 as of December 31, 2013.

INK Acquisition, LLC and Affiliates
Financial Statements

As of and For the Years Ended December 31, 2013 and 2012 and As of and For the Period from October 27, 2011 (commencement of operations) through December 31, 2011

INK Acquisition, LLC & Affiliates

Index To Combined Financial Statements

Page
No.
Report of Independent Registered Certified Public Accounting Firm	3
Combined Balance Sheets at December 31, 2013 and 2012	4
Combined Statements of Operations for the year ended December 31, 2013, the year ended December 31, 2012 and the period from October 27, 2011 (commencement of operations) to December 31, 2011	5
Combined Statements of Equity for the year ended December 31, 2013, the year ended December 31, 2012 and the period from October 27, 2011 (commencement of operations) to December 31, 2011	6
Combined Statements of Cash Flows for the year ended December 31, 2013, the year ended December 31, 2012 and the period from October 27, 2011 (commencement of operations) to December 31, 2011	7
Notes to Combined Financial Statements	8

Report of Independent Registered Certified Public Accounting Firm

To the Partners of
Ink Acquisition, LLC and Affiliates

In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of owners' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ink Acquisition, LLC and Affiliates at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 10, 2014

INK ACQUISITION, LLC & AFFILIATES
Combined Balance Sheets
(In thousands)

	December 31, 2013	December 31, 2012

Assets:
Investment in hotel properties, net	$843,442	$862,747
Hotels held for sale, net	—	13,338
Cash and cash equivalents	22,850	26,554
Restricted cash	58,082	25,798
Hotel receivables (net of allowance for doubtful accounts of $400 and $417, respectively)	3,371	3,553
Deferred costs, net	20,622	10,630
Prepaid expenses and other assets	5,145	6,276
Total assets	$953,512	$948,896
Liabilities and Owners' Equity:
Debt	$950,000	$792,239
Hotels held for sale	—	639
Accounts payable and accrued expenses	18,863	26,402
Total liabilities	968,863	819,280
Commitments and contingencies
Owners' Equity (Deficit):

Contributions	360,000	360,000
Distributions and accumulated deficit	(375,351)	(230,384)
Total owners’ equity (deficit)	(15,351)	129,616
Total liabilities and owners' equity (deficit)	$953,512	$948,896

The accompanying notes are an integral part of these combined financial statements.

INK ACQUISITION, LLC & AFFILIATES
Combined Statements of Operations
(In thousands)

			For the Period from October 27, 2011
	For the year ended	For the year ended	(Commencement of Operations) to
	December 31, 2013	December 31, 2012	December 31, 2011
			(unaudited)
Revenue:
Room	$246,931	$234,576	$31,500
Food and beverage	11,749	11,263	1,973
Other	5,518	5,773	867
Total revenue	264,198	251,612	34,340
Expenses:
Hotel operating expenses:
Room	49,658	47,738	7,375
Food and beverage expense	8,794	8,486	1,384
Telephone expense	2,119	2,073	344
Other hotel operating expense	2,474	2,472	365
General and administrative	24,630	23,842	3,002
Franchise and marketing fees	19,021	17,471	2,347
Advertising and promotions	6,856	7,778	1,266
Utilities	11,670	11,158	1,861
Repairs and maintenance	14,444	14,135	2,156
Management fees	—	261	16
Management fees to related party	6,347	6,750	938
Insurance	2,082	1,361	205
Total hotel operating expenses	148,095	143,525	21,259
Depreciation and amortization	50,127	51,622	9,181
Property taxes and insurance	12,595	11,828	1,811
General and administrative	4,898	4,774	985
Hotel property acquisition costs and other charges	24	413	4,599
Total operating expenses	215,739	212,162	37,835
Operating income (loss)	48,459	39,450	(3,495)
Interest and other income	233	62	1,467
Interest expense, including amortization of deferred fees	(55,672)	(55,605)	(8,404)
Loss on early extinguishment of debt	(8,863)	—	—
Loss from continuing operations	(15,843)	(16,093)	(10,432)
Income (loss) from discontinued operations	(274)	(404)	346
Gain (loss) on sale of discontinued operations	(2,456)	2,496	—
Net Income (loss) from discontinued operations	(2,730)	2,092	346
Net Loss	$(18,573)	$(14,001)	$(10,086)

The accompanying notes are an integral part of these combined financial statements.

INK ACQUISITION, LLC & AFFILIATES
Combined Statements of Owners' Equity (Deficit)
(In thousands)

	Contributions	Distributions and Accumulated (Deficit)	Total Owners' Equity (Deficit)

Balance at October 27, 2011 (unaudited)	$360,000	—	$360,000
Net loss (unaudited)	—	(10,086)	(10,086)
Balance at December 31, 2011 (unaudited)	360,000	(10,086)	349,914

Balance at January 1, 2012	360,000	(10,086)	349,914
Net loss	—	(14,001)	(14,001)
Distributions	—	(206,297)	(206,297)
Balance at December 31, 2012	360,000	(230,384)	129,616
Net loss	—	(18,573)	(18,573)
Distributions	—	(126,394)	(126,394)
Balance at December 31, 2013	$360,000	$(375,351)	$(15,351)

The accompanying notes are an integral part of these combined financial statements.

INK ACQUISITION, LLC & AFFILIATES
Combined Statements of Cash Flows
(In thousands)

			For the Period from October 27, 2011
	For the year ended	For the year ended	(Commencement of Operations) to
	December 31, 2013	December 31, 2012	December 31, 2011
			(unaudited)
Cash flows from operating activities:
Net loss	$(18,573)	$(14,001)	$(10,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	48,869	49,068	8,755
Loss on early extinguishment of debt	4,381
Amortization of deferred franchise fees	1,264	2,594	436
Amortization of deferred financing fees included in interest expense	3,517	1,906	87
Loss on disposition of property and equipment	—	—	—
Impairment on hotels classified as held for sale	—	2,894	—
Loss (gain) on sale of hotels included in discontinued operations	2,456	(2,496)	—
Changes in assets and liabilities:
Hotel receivables	214	3,331	(1,278)
Prepaid expenses and other assets	1,209	(4,299)	9,727
Deferred costs	11	1,194	(2,865)
Accounts payable and accrued expenses	(6,895)	5,215	4,569
Net cash provided by operating activities	36,453	45,406	9,345
Cash flows from investing activities:
Improvements and additions to hotel properties	(30,133)	(19,901)	(2,055)
Acquisition of hotel properties, net of cash acquired	—	—	(335,096)
Proceeds from sale of assets	11,300	63,113	—
Restricted cash	(32,284)	(284)	1,688
Net cash provided by (used in) investing activities	(51,117)	42,928	(335,463)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	950,000	130,000	—
Payments of financing costs	(19,111)	(4,771)	—
Payments on debt	(792,239)	(12,761)	—
Payment of franchise obligation	(1,323)	(1,804)	—
Contributions from owners	—	—	360,000
Distributions to owners	(126,394)	(206,297)	—
Net cash provided by (used in) financing activities	10,933	(95,633)	360,000
Change in cash and cash equivalents for assets held for sale	27	(29)	—
Net change in cash and cash equivalents	(3,731)	(7,299)	33,882
Cash and cash equivalents, beginning of period	26,554	33,882	—
Cash and cash equivalents, end of period	$22,850	$26,554	$33,882
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,139	$53,131	$5,419
Supplemental disclosure of non-cash information:
Accrued improvements and additions to hotel properties	$1,594	$932	$1,662

-Continued-

7

Supplemental disclosure of non-cash investing and financing information;

In connection with the Innkeepers acquisition, the Company assumed approximately $675 million in debt and $3.4 million in a long-term franchise obligation liability.

See Note 3 to the financial statements for a description of assets and liabilities acquired in connection with the acquisition of 64 hotels from Innkeepers in 2011.

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates
Notes to combine Financial Statements
(dollars in thousands)

1.	Organization
INK Acquisition, LLC and a series of affiliated partnerships (see below) were formed in 2011 to acquire the assets and associated operations of 64 hotels as a result of the bankruptcy reorganization plan of affiliates of Innkeepers USA Trust ("Innkeepers").  The affiliated partnerships combined in these financial statements are as follows:

        INK Acquisition II, LLC
        INK Acquisition III, LLC
        INK Acquisition IV, LLC
        INK Acquisition V, LLC
        INK Acquisition VI, LLC
        INK Acquisition VII, LLC

INK Acquisition, LLC and the affiliated partnerships above (collectively "we," "us," or the "Company") are each owned 89.7% by CRE-Ink REIT Member, LLC and its affiliates ("Cerberus") and 10.3% by Chatham Lodging, LP ("Chatham").  In addition, an entity owned by Jeffrey H. Fisher, Chatham's Chairman and Chief Executive Officer, owns a 0.5% non-voting interest in CRE-Ink REIT Member, LLC.  The Company had no substantive operations until October 27, 2011 when the 64 hotels were acquired.
At December 31, 2013, the Company owned 51 hotels with an aggregate of 6,847(unaudited) rooms located in 16 states.  The hotels operate under the following brands: Residence Inn by Marriott (34 hotels), Hampton Inn by Hilton (5 hotels), Hyatt House (5 hotels), Courtyard by Marriott (3 hotels), Four Points by Sheraton (1 hotel), Sheraton (1 hotel), TownePlace Suites (1 hotel), and Westin (1 hotel).  The day to day management of the hotels is provided pursuant to management agreements with Island Hospitality Management ("IHM").  Jeffrey H. Fisher is the 90% owner of IHM.

2. Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. These financial statements are being presented on a combined basis as the Company is under common management and control.

    Revision to Previously Issued Financial Statements
 In connection with the preparation of our financial statements for the year ended December 31, 2013, the Company determined that the Combined Statement of Cash Flows for the year ended December 31, 2012 contained an error in the presentation of certain cash flows provided by operating activities and cash flows used in investing activities. Accordingly, the Company has revised the Combined Statement of Cash Flows for the year ended December 31, 2012, as reported herein as follows (in thousands):

Year ended December 31, 2013

Cash flows provided by operating activities, as reported	$50,398
Cash flows provided by operating activities, as revised	45,406
Cash flows used in investing activities, as reported	37,936
Cash flows used in investing activities, as revised	42,928

The Company concluded that the corrections are not material to any of its previously issued combined financial statements based on an analysis of quantitative and qualitative factors performed in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 99, “Materiality.” The error and revision do not affect the Company’s Combined Statements of Operations, Combined Balance Sheets and Combined Statements of Owners’ Equity (Deficit) or cash balance for any reporting periods. Additionally, the revision does not affect the Company’s compliance with any financial covenants.
Reclassifications

Certain prior period revenue and expense amounts in the combined financial statements have been reclassified to be comparable to the current period presentation. Certain prior period amounts included in the Combined Statements of Owners’ Equity (Deficit) have been reclassified to be comparable to the current period presentation.  The reclassifications did not have any impact on the net loss.
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

Fair Value of Financial Instruments
FASB guidance on fair value measurements and disclosures defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality and nature of inputs used to measure fair value. The term “fair value” in these financial statements is defined in accordance with GAAP. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows: Level 1 Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2 Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3 Inputs that are unobservable.
The carrying value of the Company's cash, accounts receivables, accounts payable and accrued expenses approximate fair value because of the relatively short maturities of these instruments.  The Company is not required to carry any other assets or liabilities at fair value on a recurring basis other than its interest caps.  The interest rate caps are valued using Level 2 inputs and are presented in the combined financial statements on a gross basis. As of December 31, 2013 and 2012, the interest rate caps are valued at $1,065 and $0 respectively, and are recorded in prepaid expenses and other assets on the balance sheet. No cash collateral has been posted nor received for any of the derivative positions.
When the Company classifies an asset as held for sale, the Company assesses whether the asset's carrying value is greater than fair value less selling costs.  If so, the asset is written down to fair value less selling costs on a nonrecurring basis.  The fair value determinations are based on Level 2 inputs as they are generally based on other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active.
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

The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 39 years for buildings, 20 years for land improvements, 15 years for building improvements and three to ten years for furniture, fixtures and equipment. Renovations and replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the combined statements of operations.
The Company periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the net proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2013, no impairment charges on hotels held for use were recorded. As of December 31, 2012, the company recorded impairment charges of $2,894 related to held for sale hotels for which the carrying value exceeded the estimated fair value less estimated costs to sell, which were all sold in 2013.
The Company will consider a hotel property as held for sale when either the Company determines it will be actively selling the hotel and a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner and the sale is expected to occur within one year. If these criteria are met, depreciation and amortization of the hotel property ceases and the carrying value of each hotel is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell. The Company classifies together with the related operating results, as discontinued operations in the combined statements of operations and classifies the assets and related liabilities as held for sale in the combined balance sheets for all periods presented. As of December 31, 2013, the Company has no hotel properties held for sale.
Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity when purchased of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Included in restricted cash on the accompanying combined balance sheet at December 31, 2013 and December 31, 2012, respectively, are renovation, property tax and insurance escrows of $58,082 and $25,798. The hotel mortgage loan agreements require the Company to fund 4% of gross hotel revenues on a monthly basis for furnishings, fixtures and equipment and general repair maintenance reserves (“Replacement Reserve”), in addition to property tax and insurance reserves, into an escrow account held by Lender.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying at the Company’s hotels at year end and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated losses. At December 31, 2013 and 2012, the allowance for doubtful accounts was $400 and $417, respectively.

Deferred Costs
Deferred costs consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Loan Costs	$19,110	$7,791
Franchise Fees	3,801	3,801
Other	4,053	4,018
	26,964	15,610
Less accumulated amortization	(6,342)	(4,980)
Deferred costs, net	$20,622	$10,630

Loan costs are recorded at cost and amortized over a straight-line basis, which approximates the effective interest rate method, over the term of the loan. In 2013 we wrote off the previous fee in the amount of $4,381 and recorded loan costs in the amount of $19,110. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2013 and 2012, other deferred costs primarily relate to franchise conversion costs of $3,494 and $3,494 respectively. For the years ended December 31, 2013 and 2012, amortization expense related to franchise conversion fees and franchise fee of $1,264 and $2,594 respectively, is included in depreciation and amortization in the combined statements of operations. Amortization expense related to loan costs of $3,470 and $1,906 respectively, is included in interest expense in the combined statement of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, deposits, hotel supplies inventory and the fair value of the company’s interest rate caps.

Accounting for derivative instruments

The Company records its derivative instruments on the balance sheet at their estimate fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company’s interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if one-month LIBOR interest rate were to exceed 2.75%. Accordingly, the interest rate caps are recorded on the balance sheet at estimated fair value with realized and unrealized changes in the fair value reported in the combined statements of operations.

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
As of December 31, 2013, the Company is no longer subject to U.S federal income tax examinations for years before 2011 and with few exceptions to state examinations before 2011.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provisions for income taxes is required in the Company's consolidated financial statements as of December 31, 2013. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

3. Acquisition of Hotel Properties
On October 27, 2011, the Company acquired 64 hotels from Innkeepers for a purchase price of $1,020,000. Prior to the Innkeepers acquisition, the Company was funded with member contributions of $360,000. The Company funded the acquisition with available cash, the assumption of debt of $675,000 and the assumption of other liabilities of $15,073. The Company incurred acquisition costs of $5,012 during 2012 and 2011 related to the Innkeepers acquisition.

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

Innkeepers
Land	$178,949
Building and improvements	721,690
Furniture, fixtures and equipment	70,276
Cash	24,904
Restricted cash	27,201
Accounts receivable	5,638
Prepaid and other assets	11,783
Deferred expenses	9,632
Debt	(675,000)
Accounts payable & accrued expenses	(15,073)
Net assets acquired	$360,000
Net assets acquired, net of cash	$335,096

4. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb losses and is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $400 and $417 as of December 31, 2013 and 2012, respectively.
5. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Land and improvements	$159,854	$158,164
Building and improvements	705,120	689,633
Furniture, fixtures and equipment	80,168	68,000
Renovations in progress	4,992	4,773
	950,134	920,570
Less accumulated depreciation	(106,692)	(57,823)
Investment in hotel properties, net	$843,442	$862,747

6. Debt

Debt is comprised of the following at December 31, 2013 and 2012:

		Monthly Payment				Principal Balance		Property Carrying Value
		(In thousands)				(In thousands)		(In thousands)
	Interest Rate	Amount	Beginning		Maturity Date	2013	2012	2013	2012
Variable rate debt
JPM Chase loan (1)	4.97%	$4,063	09/04/2013		09/03/2016	950,000	—	838,333	—
Mortgage loan (2)		359	03/09/2012	(1)	03/09/2015	—	90,000	—	127,060
Mezzanine loan (3)		420	03/09/2012	(2)	03/09/2015	—	40,000	—	56,472

Fixed rate debt
Mortgage loan		$3,809	11/09/2011		07/09/2017	$—	$662,239	$—	$687,577
						$950,000	$792,239	$838,333	$871,109

(1)
During 2013, the Company refinanced its existing debt with a new $950 million, non-recourse loan with JP Morgan Chase Bank, National Association, collateralized by the remaining 51, core hotels in the Innkeepers portfolio. The new loan is a five-year, interest only loan comprised of a two-year loan with three, one-year extension options. The first extension is not contingent on any factors. As such the Company treats the loan as a three year loan and amortizes over the three year life. Interest only payments are due monthly. The interest rate is based on one-month LIBOR plus 4.8%. Monthly payments are based on a number of days and loan balance and they will not be the same every month, payments reflected above are based on last three months average LIBOR plus 4.8%.

(2)
Interest only payments are due monthly. The interest rate is based on one month LIBOR plus 4.0%, subject to minimum LIBOR rate of 0.6% and the rate disclosed is based on the minimum aggregate rate of 4.6%. The loan is subject to two one-year extensions at the Company's option.

(3)
Interest only payments are due monthly. The interest rate is based on one-month LIBOR plus 11.5%, subject to a minimum LIBOR rate of 0.6% and the rate disclosed is based on the minimum rate of 12.1%. The loan is subject to tow one-year extensions at the Company's option.

The company estimates the fair value of its fixed rate debt using an income approach valuation method by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of December 31, 2012 was $666,466 respectively.
The company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The company’s only variable rate debt is under its JPM Chase loan. The estimated fair value of the Company’s variable rate debt as of December 31, 2013 and 2012 was $956,699 and $130,524 respectively.
As of December 31, 2013, the Company was in compliance with all of its financial covenants including but not limited to the following financial covenants:

(1)	Cerberus Guarantor and Chatham Guarantor shall collectively maintain a Net Worth of not less than $225,000 in the aggregate,

(2)	Cerberus Guarantor shall maintain Unencumbered Liquid Assets of not less than $15,000, and

(3)
Chatham Guarantor shall maintain Unencumbered Liquid Assets of not less than $7,500 of which (i) not less than $3,000 of Unencumbered Liquid Cash Assets and (ii) not less than $4,500 in Unencumbered Credit Line Capacity.

Future scheduled principal payments of debt obligations as of December 31, 2013, for each of the next five calendar years and thereafter is as follows:

Amount
2014	$—
2015	—
2016	950,000
2017	—
2018	—
Thereafter	—
Total	$950,000

7. Owners' Equity (Deficit)

The ownership of the Company at December 31, 2013 and 2012 is as follows:

Owners' Name	12/31/2013	12/31/2012	12/31/2011
			(unaudited)
CRE-Ink REIT Member LLC	89.72%	89.72%	89.72%
Chatham Lodging, LP	10.28%	10.28%	10.28%
Total	100.00%	100.00%	100.00%

8. Commitments and Contingencies

Litigation

The nature of the operations of the hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.
Hotel Ground Rent
The Courtyard by Marriott in Ft. Lauderdale, FL hotel is subject to a ground lease with an expiration date of August 1, 2034. Rent is equal to approximately $9 per month, with minimum rent subject to increase based on increases in the consumer price index.
The following is a schedule of the minimum future obligation payments required under the ground leases:

Amount
2014	$109
2015	111
2016	112
2017	114
2018	116
Thereafter	2,031
Total	$2,593

Hotel Management Agreements
As of December 31, 2013, all of the hotels are managed by IHM. The management agreements with IHM have an initial term of five years and may be extended subject to approval by both IHM and the Company.  The IHM management agreement may be terminated, for no termination fee, by giving not less than 30 days prior written notice and upon the assignment of the of lessees interests in the related hotel or upon sale or transfer of such hotel. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. The IHM management agreements provide for a base management fee ranging from 2% to 3% of the managed hotel’s gross revenues as well as provides for an incentive management fee of 15% of the amount by which aggregate operating income less fixed costs for any given operating year for all hotels if such amount exceeds the aggregate amount of the final operating budget operating income less fixed costs. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.  Management agreements with IHM also provide for accounting fees up to $1,000 per month per hotel as well a revenue management fee of $550 per month per hotel.

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

The TRS Lessee has entered into franchise agreements with Hampton Inns Franchise LLC (“Hampton Inns”), relating to five Hampton Inns. The franchise agreements expire between 2016 and 2021.The Hampton Inns franchise agreements provide for a monthly program fee equal to 4% of the hotel’s gross rooms revenue and a royalty fees equal to 5% of the hotel’s gross rooms revenue. Hampton Inns may terminate the franchise agreements in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency.

The TRS Lessee has entered into franchise agreements with The Sheraton, LLC (“Sheraton”), relating to the Fort Walton Beach - Sheraton Four Points, Fort Walton Beach, Florida hotel and the Rockville Sheraton, Rockville, Maryland hotel. The franchise agreements have initial terms of 20 years and expires in 2031. Neither of the agreements has a renewal option. The Sheraton franchise agreements provide for royalty fees ranging from 5.0% to 6.0% of gross rooms sales and royalty fees of 3% of gross food and beverage sales as to one of the Sheratons. The agreements provide for marketing fees ranging from 1.0% to 1.25% of gross rooms sales. Sheraton may terminate the franchise agreements in the event that the franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

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

9. Discontinued Operations

As of December 31, 2013, the Company has no hotel property classified as held for sale. As of December 31, 2012, the Company had four properties held for sale and all four hotels were sold during the year ended December 31, 2013 and recognized a net loss on sale of the four hotels of $2,456. During the year ended December 31, 2012, the Company sold nine properties previously classified as held for sale and recognized a net gain on sale of the nine hotels for $2,496.
The following table sets forth the components of discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
			(unaudited)
Hotel operating revenue	$1,854	$17,155	$4,050
Hotel operating expenses	(1,933)	(13,166)	(3,222)
Depreciation	—	—	—
Amortization of franchise fees	(6)	(40)	(10)
Property taxes and insurance	(187)	(1,449)	(419)
General and administrative	(2)	(10)	(27)
Impairment on hotels classified as held for dale	—	(2,894)	—
Other charges	—	—	(26)
Loss from discontinued operations	(274)	(404)	346
Gain (loss) on sale of assets from discontinued operations	(2,456)	2,496	—
Net income (loss) from discontinued operations	$(2,730)	$2,092	$346

The following table includes the four properties held for sale as of December 31, 2013 and 2012.

	2013	2012

Land and improvements	$—	$3,003
Building and improvements	—	8,310
Furniture, fixtures and equipment	—	1,834
Renovations in progress	—	—
Other assets	—	191
Total assets held for sale	$—	$13,338

Accounts payable and accrued expenses	$—	$639

10. Related Party Transactions

As of December 31, 2013, all 51 hotels are managed by IHM. Management, revenue management and accounting fees paid by the Company to IHM for the years ended December 31, 2013, and 2012 and the 2011 period from October 27, 2011 (commencement of operations) to December 31, 2011 were $6,347 and $6,750 and $938 (unaudited), respectively. At December 31, 2013, 2012 and 2011, the amounts due to IHM were $130, $568 and $499 (unaudited), respectively. Incentive management fees paid to IHM for the years ended December 31, 2013, and 2012 and the 2011 period from October 27, 2011 (commencement of operations) to December 31, 2011 were $0, $400 and $0 (unaudited), respectively. During the year ended December 31, 2012, the Company recognized a net gain on sale of nine hotels in the amount of $2,496.

11. Subsequent Events

The Company has performed an evaluation of subsequent events since the balance sheet date through March 10, 2014, the date of the issuance of the financial statements. During 2014, the owners decided to offer for sale all 51 of the hotels.

