Form 10-Q
period 2014-03-31
Chatham Lodging Trust
filed 2014-05-09
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Shares of Beneficial Interest ($0.01 par value per share)	26,390,788

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Investment in hotel properties, net	$650,428	$652,877
Cash and cash equivalents	5,821	4,221
Restricted cash	5,286	4,605
Investment in unconsolidated real estate entities	764	774
Hotel receivables (net of allowance for doubtful accounts of $53 and $30, respectively)	2,205	2,455
Deferred costs, net	6,763	7,113
Prepaid expenses and other assets	3,091	1,879
Total assets	$674,358	$673,924
Liabilities and Equity:
Mortgage debt	$223,158	$222,063
Revolving credit facility	55,000	50,000
Accounts payable and accrued expenses	12,944	12,799
Distributions and losses in excess of investments of unconsolidated real estate entities	2,331	1,576
Distributions payable	1,934	1,950
Total liabilities	295,367	288,388
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2014 and December 31, 2013	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 26,390,788 and 26,295,558 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	261	261
Additional paid-in capital	434,505	433,900
Accumulated deficit	(58,084)	(50,792)
Total shareholders’ equity	376,682	383,369
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	2,309	2,167
Total equity	378,991	385,536
Total liabilities and equity	$674,358	$673,924
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2014	2013
Revenue:
Room	$33,958	$24,235
Food and beverage	628	150
Other	1,608	1,011
Cost reimbursements from unconsolidated real estate entities	672	383
Total revenue	36,866	25,779
Expenses:
Hotel operating expenses:
Room	7,755	5,551
Food and beverage expense	466	134
Telephone expense	287	191
Other hotel operating expense	443	348
General and administrative	3,426	2,578
Franchise and marketing fees	2,793	1,901
Advertising and promotions	831	657
Utilities	1,620	1,065
Repairs and maintenance	1,999	1,445
Management fees	1,094	671
Insurance	215	171
Total hotel operating expenses	20,929	14,712
Depreciation and amortization	6,316	3,756
Property taxes and insurance	2,650	1,987
General and administrative	2,321	1,982
Hotel property acquisition costs and other charges	1,482	177
Reimbursed costs from unconsolidated real estate entities	672	383
Total operating expenses	34,370	22,997
Operating income	2,496	2,782
Interest and other income	13	5
Interest expense, including amortization of deferred fees	(3,738)	(2,841)
Loss on early extinguishment of debt	(184)	(933)
Loss from unconsolidated real estate entities	(316)	(631)
Loss before income tax expense	(1,729)	(1,618)
Income tax expense	(3)	—
Net loss	$(1,732)	$(1,618)
Loss per Common Share - Basic:
Net loss attributable to common shareholders (Note 11)	$(0.07)	$(0.10)
Loss per Common Share - Diluted:
Net loss attributable to common shareholders (Note 11)	$(0.07)	$(0.10)
Weighted average number of common shares outstanding:
Basic	26,271,678	17,212,124
Diluted	26,271,678	17,212,124
Distributions per common share:	$0.21	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2013	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $3,040	3,592,677	37	49,736	—	49,773	—	49,773
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	268	—	268	195	463
Dividends declared on common shares ($0.21 per share)	—	—	—	(3,700)	(3,700)	—	(3,700)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	(1,618)	(1,618)	—	(1,618)
Balance, March 31, 2013	17,582,235	$174	$290,689	$(40,809)	$250,054	$1,752	$251,806
Balance, January 1, 2014	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	286	—	286	196	482
Dividends declared on common shares ($0.21 per share)	—	—	—	(5,560)	(5,560)	—	(5,560)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	(1,732)	(1,732)	—	(1,732)
Balance, March 31, 2014	26,390,788	$261	$434,505	$(58,084)	$376,682	$2,309	$378,991
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,732)	$(1,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,288	3,737
Amortization of deferred franchise fees	28	19
Amortization of deferred financing fees included in interest expense	394	308
Loss on early extinguishment of debt	184	933
Loss on write-off of deferred franchise fee	—	64
Share based compensation	585	548
Loss from unconsolidated real estate entities	316	631
Changes in assets and liabilities:
Hotel receivables	250	115
Deferred costs	130	369
Prepaid expenses and other assets	(1,223)	(504)
Accounts payable and accrued expenses	(242)	94
Net cash provided by operating activities	4,978	4,696
Cash flows from investing activities:
Improvements and additions to hotel properties	(3,207)	(3,078)
Acquisition of hotel properties, net of cash acquired	—	(34,764)
Distributions from unconsolidated entities	449	—
Restricted cash	(681)	681
Net cash used in investing activities	(3,439)	(37,161)
Cash flows from financing activities:
Borrowings on revolving credit facility	38,000	66,500
Repayments on revolving credit facility	(33,000)	(49,500)
Payments on debt	(719)	(354)
Proceeds from the issuance of debt	34,000	72,858
Principal prepayment of mortgage debt	(32,186)	(100,130)
Payment of financing costs	(156)	(680)
Payment of offering costs	(230)	(3,040)
Proceeds from issuance of common shares	—	52,812
In-substance repurchase of vested common shares	(18)	(7)
Distributions-common shares/units	(5,630)	(5,345)
Net cash provided by financing activities	61	33,114
Net change in cash and cash equivalents	1,600	649
Cash and cash equivalents, beginning of period	4,221	4,496
Cash and cash equivalents, end of period	$5,821	$5,145
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,260	$2,736
Cash paid for income taxes	$90	$50
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2014, the Company issued 16,542 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2013. On January 15, 2013, the Company issued 22,536 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2012.
As of March 31, 2014, the Company had accrued distributions payable of $1,934. These distributions were paid on April 25, 2014 except for $70 related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of March 31, 2013, the Company had accrued distributions payable of $1,284. These distributions were paid on April 26, 2013 except for $35 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $103 and $84 is included in accounts payable and accrued expenses as of March 31, 2014 and 2013, respectively. Accrued share based compensation of $337 and $337 was included in accounts payable and accrued expenses at December 31, 2013 and 2012, respectively.
Accrued capital improvements of $945 and $366 are included in accounts payable and accrued expenses as of March 31, 2014 and 2013, respectively.
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
The net proceeds from any share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as non-controlling interests on our consolidated balance sheets.
As of March 31, 2014, the Company owned 25 hotels with an aggregate of 3,591 rooms located in 15 states and the District of Columbia, held a 10.3% noncontrolling interest in a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”) which owns 51 hotels comprising an aggregate of 6,847 rooms, and held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA.
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
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of March 31, 2014, Island Hospitality Management Inc. (“IHM”), which is 90% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed 23 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of March 31, 2014, all of the Innkeepers JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

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
The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to be comparable to the current period presentation. The reclassification did not have any impact on the previously reported loss or equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
3.    Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations but could have an impact on our financial statement presentation and required disclosures. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014.
4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
No acquisitions were completed in the three months ended March 31, 2014. The Company incurred acquisition costs of $0.3 million during three months ended March 31, 2014 and $0.2 million during the three months ended March 31, 2013.
Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations as if the hotels acquired in 2013 had taken place on January 1, 2013. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2013, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended
	March 31,
	2014	2013
Pro forma total revenue	$36,866	$34,014
Pro forma net loss	$(1,732)	$(1,074)
Pro forma income per share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)
Weighted average Common Shares Outstanding
Basic	26,390,788	26,390,788
Diluted	26,390,788	26,390,788

5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $53 thousand and $30 thousand as of March 31, 2014 and December 31, 2013, respectively.
6.    Investment in Hotel Properties
Investment in hotel properties as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$94,847	$94,847
Building and improvements	560,424	559,713
Furniture, fixtures and equipment	37,051	36,628
Renovations in progress	6,701	4,006
	699,023	695,194
Less accumulated depreciation	(48,595)	(42,317)
Investment in hotel properties, net	$650,428	$652,877
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest for $1.7 million in the Torrance JV. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company accounts for this investment under the equity method. During the three months ended March 31, 2014 and 2013, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended
	March 31,
	2014	2013
Cash generated from other activities and excess cash	$38	$—
Total	$38	$—

The Company owns a 10.3% interest in the Innkeepers JV. The Company accounts for this investment under the equity method. During the three months ended March 31, 2014 and 2013, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended
	March 31,
	2014	2013
Cash generated from other activities and excess cash	$411	$—
Total	$411	$—
The Company’s ownership interests in the Innkeepers JV and the Torrance JV (the "JV's) are subject to change in the event that either the Company or Cerberus calls for additional capital contributions to the JV's necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages each JV and will receive a promote interest in each applicable JV if it meets certain return thresholds. Cerberus may also approve certain actions by each JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of each JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.

The Innkeepers JV incurred $11.6 million and $12.1 million in depreciation expense during the three months ended March 31, 2014 and 2013, respectively. The Torrance JV incurred $0.2 million and $0.0 million in depreciation expense during the three months ended March 31, 2014 and 2013, respectively. The Innkeepers JV investment is a liability of $(2.3) million at March 31, 2014 representing that distributions and losses exceed the initial investment. The Company's investment in the Torrance JV is $0.8 million at March 31, 2014. The following table sets forth the combined components of net loss, including the Company’s share, related to the Innkeepers JV for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended
	March 31,
	2014	2013
Revenue	$63,714	$61,292
Total hotel operating expenses	36,998	36,830
Operating income	$26,716	$24,462
Net loss from continuing operations	$(3,335)	$(5,995)
Net loss	$(3,339)	$(6,136)
Total loss from unconsolidated real estate entities attributable to Chatham	$(343)	$(631)
8.    Debt
The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	3/31/14 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2014	December 31, 2013
Senior Secured Revolving Credit Facility (1)	2.66%	November 5, 2016	$234,233	$55,000	$50,000
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,741	6,327	6,378
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	11,837	4,893	4,937
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,441	15,070	15,150
Residence Inn by Marriott Garden Grove, CA (2)	4.79%	April 6, 2024	44,085	34,000	32,253
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	47,986	30,422	30,546
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	30,079	17,382	17,454
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	33,631	23,825	23,925
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	33,337	19,726	19,812
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	39,111	23,933	24,028
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	$70,743	47,580	47,580
Total			$577,224	$278,158	$272,063

(1)
Thirteen properties in the borrowing base serve as collateral for borrowings under the senior secured revolving credit facility at March 31, 2014. Interest rate is variable and based on LIBOR plus 2.5%.

(2)	On March 21, 2014, the Company refinanced the mortgage for the Residence Inn Garden Grove hotel. The new loan has a 10-year term and a 30-year amortization payment schedule.

The Company entered into an amendment (the "Amendment") to its amended and restated senior secured revolving credit facility on December 11, 2013. The amendment extends the maturity date to November 5, 2016 and includes an option to extend the maturity date by an additional year. The senior secured revolving credit facility also includes limitations on the extent of allowable distributions to the Company not to exceed the greater of 95% of Adjusted Funds from Operations (as defined i the senior secured revolving credit facility) and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Facility amount	$175 million
Accordion feature	Increase additional $50 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
At March 31, 2014 and December 31, 2013, the Company had $55.0 million and $50.0 million, respectively, of outstanding borrowings under its senior secured revolving credit facility. At March 31, 2014, the maximum borrowing availability under the senior secured revolving credit facility was $175.0 million.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. Level 3 typically consists of mortgages because of the significance of the collateral value to the value of the loan. The estimated fair value of the Company’s fixed rate debt as of March 31, 2014 and December 31, 2013 was $222.9 million and $220.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2014 and December 31, 2013 was $55.0 million and $50.0 million, respectively.
As of March 31, 2014, the Company was in compliance with all of its financial covenants. At March 31, 2014, the Company’s consolidated fixed charge coverage ratio was 2.82. Future scheduled principal payments of debt obligations as of March 31, 2014, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2014 (remaining nine months)	$1,910
2015	8,315
2016	64,533
2017	3,832
2018	3,948
Thereafter	195,620
Total	$278,158

9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, that are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended
	March 31,
	2014	2013
Federal	$2	$—
State	1	—
Tax expense	$3	$—
At March 31, 2014, TRS 1 had a gross deferred tax asset associated with future tax deductions of $2.0 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.0 million as of March 31, 2014 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for March 31, 2014.
10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.21 per share and distributions on long-term incentive plan (“LTIP”) units of $0.21 per unit for the three months ended March 31, 2014. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2014	2/28/2014	$0.07	$0.07
February	2/28/2014	3/28/2014	0.07	0.07
March	3/31/2014	4/25/2014	0.07	0.07
1st Quarter 2014			$0.21	$0.21

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

	For the three months ended
	March 31,
	2014	2013
Numerator:
Net loss	$(1,732)	$(1,618)
Dividends paid on unvested shares and units	(76)	(78)
Net loss attributable to common shareholders	$(1,808)	$(1,696)
Denominator:
Weighted average number of common shares - basic	26,271,678	17,212,124
Effect of dilutive securities:
Unvested shares (1)	—	—
Weighted average number of common shares - diluted	26,271,678	17,212,124
Basic loss per Common Share:
Net loss attributable to common shareholders per weighted average common share	$(0.07)	$(0.10)
Diluted loss per Common Share:
Net loss attributable to common shareholders per weighted average common share	$(0.07)	$(0.10)
(1)    Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.
12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested performance based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2014 and 2013, the Company issued 16,542 and 22,536 common shares, respectively, to its independent trustees as compensation for services performed in 2013 and 2012. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 5,028 common shares had this liability classified award been satisfied as of March 31, 2014. As of March 31, 2014, there were 2,296,458 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards
A summary of the shares granted to executive officers pursuant to the Equity Incentive Plan as of March 31, 2014 are:

Award Type	Award Date	Total Shares Granted	Vested as of March 31, 2014
2012 Time-based Awards	2/23/2012	61,376	40,918
2012 Performance-based Awards	2/23/2012	53,191	35,462
2013 Time-based Awards	1/29/2013	40,829	13,611
2013 Performance-based Awards	5/17/2013	40,829	13,611
2014 Time-based Awards	1/31/2014	48,213	—
2014 Performance-based Awards	1/31/2014	38,805	—
Time-based shares will vest over a three-year period. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
The Company measures compensation expense for time-based vesting restricted share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2012, 2013 and 2014, compensation expense is based on a valuation of $10.20, $10.93 and $13.17, respectively, per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on non-vested time-based restricted shares. Dividends for performance-based shares are accrued and paid annually only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company on the vesting date.
A summary of the Company’s restricted share awards for the three months ended March 31, 2014 and year ended December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	158,035	$12.39	140,077	$12.70
Granted	87,018	17.46	81,658	13.43
Vested	(65,412)	12.17	(63,700)	14.39
Non-vested at end of the period	179,641	$14.92	158,035	$12.39
As of March 31, 2014 and December 31, 2013, there were $2.4 million and $1.2 million, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2014, these costs were expected to be recognized over a weighted–average period of approximately 2.3 years. For the three months ended March 31, 2014 and 2013, the Company recognized approximately $0.3 million and $0.3 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Long-Term Incentive Plan Units
The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP Units for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, there was $0.8 million and $1.0 million, respectively, of total unrecognized compensation cost related to LTIP Units. This cost is expected to be recognized over approximately 1.1 years, which represents the weighted average remaining vesting period of the LTIP Units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIPS units of one of the officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Three-fifths of these units have vested. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net loss.
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
Hotel Ground Rent
The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $7,500 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased on an annual basis by two and one-half percent (2.5%).
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of March 31, 2014, for the remainder of 2014 and for each of the next four calendar years and thereafter (in thousands):

Amount
2014 (remaining nine months)	$156
2015	210
2016	212
2017	214
2018	217
Thereafter	11,228
Total	$12,237
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

Management fees totaled approximately $1.1 million and $0.7 million, respectively, for the three months ended March 31, 2014 and 2013, respectively.

Franchise Agreements

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

Franchise fees totaled approximately $2.8 million and $1.9 million, respectively, for the three months ended March 31, 2014 and 2013, respectively.
14.    Related Party Transactions
Mr. Fisher owns 90% of IHM. As of March 31, 2014, the Company had hotel management agreements with IHM to manage 23 of its hotels. As of March 31, 2014, all 51 hotels owned by the Innkeepers JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the Chatham properties for the three months ended March 31, 2014 and 2013 were $1.0 million and $0.7 million, respectively. At March 31, 2014 and December 31, 2013, the amounts due to IHM were $0.7 million and $0.5 million, respectively.

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
15.    Subsequent Events
Announced in late January, the joint venture began marketing for sale its 51-hotel, 6,848- room portfolio. The joint venture agreed to sell the portfolio for a gross purchase price of $1.3 billion, before capital expenditure reserves credited to the buyers of $39.7 million, in which a joint venture between Northstar and Chatham will acquire 47 of the hotels and Chatham will acquire 4 of the hotels.   Northstar will acquire Cerberus’ 89.7 percent interest in the joint venture, and Chatham will retain its 10.3 percent ownership stake. The joint venture will acquire 47 of the 51 hotels for a gross purchase price of $958.5 million, a net cash purchase price of $933.9 million. Chatham will acquire four Silicon Valley Residence Inn hotels from the Cerberus/Chatham portfolio, comprising 751 rooms, for a net cash purchase price of $272.6 million. The Company currently has a non-refundable deposit of $7.9 million in escrow for the Innkeepers transactions.  There can be no assurances that the transactions will close at the aforementioned amounts or at all.
The Company has performed an evaluation of subsequent events from the balance sheet date through May 9, 2014, the date of the issuance of the financial statements, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. In this report, we used the terms “the Company, “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.
Statement Regarding Forward-Looking Information
The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated elsewhere in this report.
Overview
We are a self-advised hotel investment company organized in October 2009 that commenced operations in April 2010. Our investment strategy is to invest in premium-branded upscale extended-stay and select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Hyatt Place®, Courtyard by Marriott®, Hilton Garden Inn by Hilton®, Hampton Inn® and Hampton Inn and Suites®.
Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at less than 35%. However, we and our Board of Trustees are comfortable at levels in excess of that amount at this point of the hotel economic cycle especially given the borrowing rates available in today's credit markets. This provides us with balance sheet flexibility to use debt to fund external growth via acquisitions. Our leverage ratio at March 31, 2014 is 37%, which is up from 36% at December 31, 2013.
Future growth through acquisitions could be funded by issuances of both common and preferred shares, draw-downs under our credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in INK Acquisition, LLC and affiliates, a joint venture (the “Innkeepers JV”) with Cerberus Capital Management (“Cerberus”) that owns 51 hotels (the “Innkeepers JV”) or distributions from our 5.0% investment in a joint venture with Cerberus that owns the Residence Inn by Marriott in Torrance, CA (the "Torrance JV") as of March 31, 2014. We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.
We believe the remainder of 2014 and beyond will offer attractive growth for the lodging industry and for us because lodging demand is projected to surpass supply growth for the next few years. Increased demand is correlative to economic growth in the U.S. and with Gross Domestic Product (“GDP”) expected to moderately grow, we believe demand will increase.
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
Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is forecast to grow approximately 3.0% in 2014, unemployment is forecast to continue to decline and corporate profits and travel expense are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010. As reported by Smith Travel Research, industry RevPAR in 2013 was up 6.4% and was up 6.8% year to date through March 31, 2014 compared to the same periods in the respective prior year. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow 5-6% in 2014 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, industry analysts believe growth in ADR will comprise the majority of the expected RevPAR growth. Primary hotel franchisors Marriott, Hilton, Hyatt and Starwood are projecting 2014 RevPAR growth in North America in a range of 4-7%. We are currently projecting RevPAR at our hotels to grow 5-6% in 2014 with ADR comprising most of our RevPAR growth. Looking further ahead to 2015, Smith Travel Research and PKF Hospitality, predict that RevPAR will continue to grow in 2015 with preliminary estimates between 4.7% and 7.5%.
Comparison of the three months ended March 31, 2014 (“2014”) to the three months ended March 31, 2013 (“2013”)
Results of operations for the three months ended March 31, 2014 include the operating activities of our 25 wholly-owned hotels and our investments in the Innkeepers JV and the Torrance JV. We owned 20 hotels at March 31, 2013. Accordingly, the comparisons below are influenced by the fact that five hotels and the Torrance JV were not owned by us for all of the first quarter of 2013, whereas they were owned by us for all of the first quarter of 2014.
As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2014 and 2013 was up 6.8% and up 6.4%, respectively, as compared to the first quarter for 2013 and 2012. RevPAR at our hotels was up 7.8% and 4.2%, respectively, in the 2014 and 2013 periods as compared to the first quarter of 2013 and 2012. The first quarter of 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for two months in the first quarter of 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013.

Revenues
Revenue consists of the following (in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013	% Change
Room	$33,958	$24,235	40.1%
Food and beverage	628	150	318.7%
Other	1,608	1,011	59.1%
Cost reimbursements from unconsolidated real estate entities	672	383	75.5%
Total revenue	$36,866	$25,779	43.0%
Total revenue was $36.9 million for the quarter ended March 31, 2014, up $11.1 million compared to total revenue of $25.8 million for the 2013 period. Total revenue related to the five hotels not owned in the 2013 first quarter contributed $7.9 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $34.0 million and $24.2 million for the quarters ended March 31, 2014 and 2013, respectively, with $7.0 million of this increase attributable to the five recently acquired hotels. For the 20 comparable hotels, room revenue was up $2.8 million, or 11.6%, driven primarily by RevPAR growth of 7.8%.
Food and beverage revenue was $0.6 million and $0.2 million for three months ended March 31, 2014 and 2013, respectively. The increase relates to the Hyatt Place Pittsburgh Hotel and the Houston Courtyard hotel, which were acquired during or after the first quarter of 2013 and have food and beverage operations.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1.6 million and $1.0 million for the quarters ended March 31, 2014 and 2013, respectively. Total other operating revenue related to the five hotels not owned in the 2013 first quarter contributed $0.5 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV where the Company is the employer, were $0.7 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase is due to higher annual incentive compensation for dedicated joint venture employees.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 25 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented:

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
Occupancy	77.3%	74.0%
ADR	$135.84	$131.67
RevPar	$105.01	$97.37
The RevPar increase of 7.8% was due to an increase in ADR of 3.2% and an increase in occupancy of 4.5%. Occupancy at the D.C. hotel increased 44.3% in the 2014 first quarter over the first quarter of 2013. Excluding the D.C. hotel, 2014 first quarter RevPar was up 6.5%.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013	% Change
Hotel operating expenses:
Room	$7,755	$5,551	39.7%
Food and beverage expense	466	134	247.8%
Telephone expense	287	191	50.3%
Other expense	443	348	27.3%
General and administrative	3,426	2,578	32.9%
Franchise and marketing fees	2,793	1,901	46.9%
Advertising and promotions	831	657	26.5%
Utilities	1,620	1,065	52.1%
Repairs and maintenance	1,999	1,445	38.3%
Management fees	1,094	671	63.0%
Insurance	215	171	25.7%
Total hotel operating expenses	$20,929	$14,712	42.3%

Hotel operating expenses increased $6.2 million to $20.9 million for the three months ended March 31, 2014 from $14.7 million for the three months ended March 31, 2013. Total hotel operating expenses related to the five hotels not owned in the 2013 first quarter contributed $4.6 million of the increase. Excluding the five hotels, total room operating expenses increased $1.6 million or 10.9%.
Room expenses, which are the most significant component of hotel operating expenses, increased $2.2 million from $5.6 million in 2013 to $7.8 million in 2014. Total room expenses related to the five hotels not owned in the 2013 first quarter contributed $1.7 million of the increase. Excluding these five hotels, total room operating expenses increased $0.5 million or 8.9%. Expenses increased due to occupancy and salaries.
The remaining hotel operating expenses increased $4.0 million, from $9.2 million in 2013 to $13.2 million in 2014, which 43.8% increase is consistent with the increase in the number of rooms owned in 2014 compared to 2013 of 31.5%. The number of rooms for the quarter increased from 2,731 rooms in 2013 to 3,591 rooms in 2014 due to acquisitions. The increase in remaining hotel operating expenses attributable to the recent acquisitions is $2.9 million. Food and beverage expense increased due to the Hyatt Place Pittsburgh and Houston Courtyard hotels that were acquired during or after the first quarter of 2013 and have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $2.5 million from $3.8 million for the three months ended March 31, 2013 to $6.3 million for the three months ended March 31, 2014. The increase is due to the five hotels not owned in the 2013 first quarter, which contributed $1.8 million of the increase. The remaining increase is attributable to renovations performed in 2013 and 2014. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $0.7 million from $2.0 million for the three months ended March 31, 2013 to $2.7 million for the three months ended March 31, 2014. The five hotels not owned in the 2013 first quarter contributed $0.5 million of the increase.

General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively) increased $0.2 million to $1.7 million in 2014 from $1.5 million in 2013 with the increase due to higher employee compensation.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges increased $1.3 million from $0.2 million for the three months ended March 31, 2013 to $1.5 million for the three months ended March 31, 2014. Hotel property acquisition cost in the 2014 period related to our acquisitions of the five recently acquired hotels was $0.3 million. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $1.2 million in the 2014 period related to matters associated with the unsolicited offer from Blue Mountain Capital Management and matters related to its proxy settlement agreement with the HG Vora Group. The expense is primarily comprised of attorney's fees of $0.4 million, financial advisory expenses of $0.7 million and other costs of $0.1 million.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV where the Company is the employer were $0.7 million and $0.4 million for the quarters ended March 31, 2014 and 2013, respectively. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $8 thousand from $5 thousand for the three months ended March 31, 2013 to $13 thousand for the three months ended March 31, 2014.
Interest Expense, including amortization of deferred fees
Interest expense increased $0.9 million from $2.8 million for the three months ended March 31, 2013 to $3.7 million for the three months ended March 31, 2014 and is comprised of the following (in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013	% Change

Mortgage debt interest	$2,822	$1,902	48.4%
Credit facility interest and unused fees	521	631	(17.4)%
Amortization of deferred financing costs	395	308	28.2%
Total	$3,738	$2,841	31.6%

The increase in interest expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due to interest expense of $1.1 million on loans of $91.2 million acquired after March 31, 2013 offset by reduced interest expense on three loans refinanced in the 2013 first quarter and the full repayment of the Washington, D.C. hotel loan on January 31, 2013. Lower credit facility interest is due to a decrease in the weighted average borrowings to $60.0 million in 2014 compared to $81.4 million in 2013. The increase in deferred financing costs relates to the new loans issued in 2013.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities decreased $0.3 million from a loss of $0.6 million for the three months ended March 31, 2013 to a loss of $0.3 million for the three months ended March 31, 2014. The decrease is due to increased hotel EBITDA, a reduction in interest expense and the elimination of all amortization related to franchise conversion costs which ended in 2013.

Income Tax Expense
Income tax expense increased $3 thousand from $0 for the three months ended March 31, 2013 to an expense of $3 thousand for the three months ended March 31, 2014. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income
Net loss was $1.7 million for the three months ended March 31, 2014, compared to a net loss of $1.6 million for the three months ended March 31, 2013. The net loss was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, and (4) Adjusted EBITDA. These non-GAAP financial measures could be considered along with, but not as alternatives to, net income or loss as prescribed by GAAP as a measure of our operating performance.
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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31 2014 and 2013 (in thousands, except share data):

	For the three months ended
	March 31,
	2014	2013
Funds From Operations (“FFO”):
Net loss	$(1,732)	$(1,618)
Loss on the sale of assets within the unconsolidated real estate entity	1	15
Depreciation	6,288	3,737
Adjustments for unconsolidated real estate entity items	1,205	1,241
FFO	5,762	3,375
Hotel property acquisition costs and other charges	1,482	177
Loss on early extinguishment of debt	184	933
Adjustments for unconsolidated real estate entity items	2	3
Adjusted FFO	$7,430	$4,488
Weighted average number of common shares
Basic	26,271,678	17,212,124
Diluted	26,536,763	17,408,275
Diluted per share count may differ from GAAP per share count when FFO or Adjusted FFO is positive. Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.
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

The following is a reconciliation of net increase to EBITDA and Adjusted EBITDA for the three months ended March 31 2014 and 2013 (in thousands):

	For the three months ended
	March 31,
	2014	2013
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss	$(1,732)	$(1,618)
Interest expense	3,738	2,841
Income tax expense	3	—
Depreciation and amortization	6,316	3,756
Adjustments for unconsolidated real estate entity items	2,624	2,736
EBITDA	10,949	7,715
Hotel property acquisition costs and other charges	1,482	177
Loss on early extinguishment of debt	184	933
Adjustments for unconsolidated real estate entity items	2	3
Loss on the sale of assets within the unconsolidated real estate entity	1	15
Share based compensation	585	548
Adjusted EBITDA	$13,203	$9,391
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
As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $5.8 million and $4.2 million, respectively. We typically maintain approximately $5.0 million of unrestricted cash and cash equivalents. Additionally, we had $120.0 million available under our $175.0 million senior secured revolving credit facility as of March 31, 2014.
For the three months ended March 31, 2014, net cash flows provided by operations were $5.0 million, comprised of net loss of $1.7 million and primarily significant non-cash expenses, including $6.7 million of depreciation and amortization, $0.2 million from the extinguishment of debt, $0.6 million of share-based compensation expense and $0.3 million related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $1.1 million. Net cash flows used in investing activities were $3.4 million, primarily related to capital improvements on our 25 wholly owned hotels of $3.2 million, $0.7 million related to the required escrow deposits of restricted cash, reduced by distributions of $0.5 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $0.1 million, comprised of proceeds from the issuance of refinanced and new mortgage loans of $34.0 million, offset by net borrowings on our secured credit facility of $5.0 million, principal payments or payoffs on mortgage debt of $32.9 million, payments of deferred financing costs of $0.4 million and distributions to shareholders of $5.6 million.
For the three months ended March 31, 2013, net cash flows provided by operations were $4.7 million, comprised of net loss of $1.6 million and primarily significant non-cash expenses, including $4.1 million of depreciation and amortization, $0.9 million from the extinguishment of debt, $0.6 million of share-based compensation expense and a $0.6 million from the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.1 million. Net cash flows used by investing activities were $37.2 million, primarily related to the purchase of the Houston CY Hotel of $34.8 million, capital improvements on our 20 wholly owned hotels of $3.1 million, offset by $0.7 million related to the receipt of restricted cash for four of our mortgage loans which were either refinanced or paid off. Net cash flows provided by financing activities were $33.1 million, comprised primarily of net borrowings on our secured credit facility of $17.0 million, $52.8 million raised from our January 2013 follow-on common share offering, and proceeds from the issuance of refinanced mortgage loans of $72.8 million, offset by principal payments on mortgage debt of $100.5 million, payments of deferred financing and offering costs of $3.7 million and distributions to shareholders of $5.3 million.
We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend. We declared total dividends of $0.21 per common share and LTIP unit for the first quarter of 2013 and 2014 ($0.07 per month), respectively. In April 2014, we changed the monthly dividend to $0.08 per month per common share and LTIP unit.
Liquidity and Capital Resources
We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to less than 35% measured at the time we incur debt, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that temporarily increasing our leverage limit at this stage of the lodging recovery cycle is appropriate, so we will continue to make acquisitions where suitable. Our leverage ratio at March 31, 2014 is 37%, which is up from 36% at December 31, 2013. We will pay down borrowings on our secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At March 31, 2014 and December 31, 2013, we had $55.0 million and $50.0 million, respectively, in borrowings under our senior secured revolving credit facility. At March 31, 2014, there were 13 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $175.0 million. We also had mortgage debt on individual hotels aggregating $223.2 million and $222.1 million at March 31, 2014 and December 31, 2013, respectively.

The maturity date of the credit facility is November 5, 2016 and includes an option to extend the maturity date by an additional year. Other key features of the credit facility are as follows:

Facility amount	$175 million
Accordion feature	Increase additional $50 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2014. We expect to meet all financial covenants during the remainder of 2014 based upon our current projections.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility or through the encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities, including through our dividend reinvestment and stock purchase plan ("DRSPP") or controlled equity offering program ("ATM offering program"), each as described below, or the possible sale of existing assets.
Through our DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of March 31, 2014, we had not issued any shares under the DRSPP. As of March 31, 2014, there was approximately $25 million of common shares available for issuance under the DRSPP.
In January 2014, we also established an ATM offering program whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. acting as sales agent. As of March 31, 2014, we had not issued any shares under the ATM offering program.
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
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our Board of Trustees approved a change in the frequency of our dividend payments to monthly in January 2013, with a targeted monthly dividend of $0.07 per common share and LTIP unit for 2013. The aggregate amount of dividends declared for the three months ended March 31 2014 were $0.21 per common share and LTIP unit. In April 2014, our Board of Trustees approved an increase to our monthly dividend to $0.08 per common share and LTIP unit.

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
For the three months ended March 31, 2014 and 2013, we invested approximately $3.7 million and $3.9 million, respectively, on capital investments in our hotels. We expect to invest an additional $12.3 million on capital improvements on our existing hotels for the remainder of 2014.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at March 31, 2014 other than non-recourse debt associated with the Innkeepers JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$54	$30	$24	$—	$—
Revolving credit facility, including interest (1)	60,021	1,412	58,609	—	—
Ground leases	12,237	156	422	431	11,228
Property loans, including interest (1)	293,703	10,113	38,134	27,052	218,404
Total	$366,015	$11,711	$97,189	$27,483	$229,632

(1)
Does not reflect paydowns or additional borrowings under the revolving credit facility after March 31, 2014. Interest payments are based on the interest rate in effect as of March 31, 2014. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recently Issued Accounting Standards
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s opeations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations but could have an impact on our financial statement presentation and required disclosures. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2014 and December 31, 2013 was $222.9 million and $220.0 million, respectively.
At March 31, 2014, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2014 that are sensitive to changes in interest rates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	$55,000	—	—	—	$55,000	$54,993
Average interest rate (1)	—	—	2.66%	—	—	—	2.66%
Fixed rate:
Debt	$1,910	$8,315	$9,533	$3,832	$3,948	$195,620	$223,158	$222,860
Average interest rate	4.91%	5.41%	5.51%	4.77%	4.78%	4.76%	4.81%

(1)	LIBOR of 0.16% plus a margin of 2.50% at March 31, 2014.
We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $0.6 million annually. This assumes that the amount outstanding under our floating rate debt remains at $55.0 million, the balance as of March 31, 2014.

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
Item 1A. Risk Factors.
There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Form of Amended and Restated Declaration of Trust of Chatham Lodging Trust(1)

3.2	Articles Supplementary(2)

3.3	Amended and Restated Bylaws of Chatham Lodging Trust(2)

10.1	Sales Agreement, dated January 31, 2014, by and among Chatham Lodging Trust, Chatham Lodging L.P. and Cantor Fitzgerald & Co.(3)

10.2	Share Award Agreement, dated January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher

10.3	Share Award Agreement, dated January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven

10.4	Share Award Agreement, dated January 31, 2014, between Chatham Lodging Trust and Peter Willis

10.5	Share Award Agreement, dated January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards)

10.6	Share Award Agreement, dated January 31, 2014, between Chatham Lodging Trust and Dennis Craven (Performance-Based Share Awards)

10.7	Share Award Agreement, dated January 31, 2014, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2013.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 9, 2014	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)