Form 10-Q
period 2014-06-30
Chatham Lodging Trust
filed 2014-08-11
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Shares of Beneficial Interest ($0.01 par value per share)	26,878,072

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Investment in hotel properties, net	$970,954	$652,877
Cash and cash equivalents	11,935	4,221
Restricted cash	8,060	4,605
Investment in unconsolidated real estate entities	3,321	774
Hotel receivables (net of allowance for doubtful accounts of $59 and $30, respectively)	3,803	2,455
Deferred costs, net	6,840	7,113
Prepaid expenses and other assets	2,760	1,879
Total assets	$1,007,673	$673,924
Liabilities and Equity:
Mortgage debt	$444,535	$222,063
Revolving credit facility	98,000	50,000
Accounts payable and accrued expenses	13,992	12,799
Distributions and losses in excess of investments of unconsolidated real estate entities	—	1,576
Distributions payable	2,260	1,950
Total liabilities	558,787	288,388
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2014 and December 31, 2013	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 26,877,757 and 26,295,558 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	266	261
Additional paid-in capital	445,427	433,900
Accumulated deficit	729	(50,792)
Total shareholders’ equity	446,422	383,369
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	2,464	2,167
Total equity	448,886	385,536
Total liabilities and equity	$1,007,673	$673,924
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Room	$43,978	$28,960	$77,935	$53,195
Food and beverage	585	199	1,213	349
Other	2,021	1,202	3,629	2,213
Cost reimbursements from unconsolidated real estate entities	493	385	1,165	768
Total revenue	47,077	30,746	83,942	56,525
Expenses:
Hotel operating expenses:
Room	8,802	6,065	16,557	11,615
Food and beverage	432	182	899	317
Telephone expense	285	216	572	407
Other hotel operating	507	378	950	727
General and administrative	3,847	2,680	7,274	5,186
Franchise and marketing fees	3,602	2,243	6,394	4,144
Advertising and promotions	859	651	1,689	1,308
Utilities	1,482	1,117	3,102	2,183
Repairs and maintenance	2,057	1,556	4,056	3,001
Management fees	1,396	887	2,490	1,631
Insurance	217	176	433	348
Total hotel operating expenses	23,486	16,151	44,416	30,867
Depreciation and amortization	7,365	4,026	13,680	7,778
Property taxes and insurance	2,809	2,045	5,458	4,032
General and administrative	2,364	2,064	4,686	4,046
Hotel property acquisition costs and other charges	5,559	1,059	7,041	1,236
Reimbursed costs from unconsolidated real estate entities	493	385	1,165	768
Total operating expenses	42,076	25,730	76,446	48,727
Operating income	5,001	5,016	7,496	7,798
Interest and other income	12	111	26	115
Interest expense, including amortization of deferred fees	(4,362)	(2,817)	(8,100)	(5,658)
Loss on early extinguishment of debt	—	—	(184)	(933)
Loss from unconsolidated real estate entities	(2,000)	(89)	(2,316)	(720)
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	66,701	—	66,701	—
Income before income tax expense	65,352	2,221	63,623	602
Income tax expense	(38)	(45)	(41)	(45)
Net income	65,314	2,176	63,582	557
Net income attributable to noncontrolling interests	(108)	—	(108)	—
Net income attributable to common shareholders	$65,206	$2,176	$63,474	$557

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$2.46	$0.12	$2.40	$0.02
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$2.44	$0.11	$2.38	$0.02
Weighted average number of common shares outstanding:
Basic	26,437,878	18,147,108	26,355,237	17,682,199
Diluted	26,734,919	18,383,626	26,637,261	17,897,255
Distributions per common share:	$0.24	$0.21	$0.45	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2013	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $6,746	8,568,500	86	127,335	—	127,421	—	127,421
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	520	—	520	391	911
Dividends declared on common shares ($0.42 per share)	—	—	—	(7,764)	(7,764)	—	(7,764)
Distributions declared on LTIP units ($0.42 per unit)	—	—	—	—	—	(108)	(108)
Net income	—	—	—	557	557	—	557
Balance, June 30, 2013	22,558,058	$223	$368,540	$(42,698)	$326,065	$1,894	$327,959
Balance, January 1, 2014	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of shares, net of offering costs of $461	486,969	5	10,506	—	10,511	—	10,511
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	616	—	616	391	1,007
Dividends declared on common shares ($0.45 per share)	—	—	—	(11,953)	(11,953)	—	(11,953)
Distributions declared on LTIP units ($0.45 per unit)	—	—	—	—	—	(116)	(116)
Reallocation of noncontrolling interest	—	—	86	—	86	(86)	—
Net income	—	—	—	63,474	63,474	108	63,582
Balance, June 30, 2014	26,877,757	$266	$445,427	$729	$446,422	$2,464	$448,886
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$63,582	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,623	7,739
Amortization of deferred franchise fees	57	40
Amortization of deferred financing fees included in interest expense	749	556
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	(66,701)	—
Loss on early extinguishment of debt	184	933
Loss on write-off of deferred franchise fee	—	64
Share based compensation	1,213	1,080
Loss from unconsolidated real estate entities	2,316	720
Changes in assets and liabilities:
Hotel receivables	(389)	(204)
Deferred costs	(136)	296
Prepaid expenses and other assets	(619)	(630)
Accounts payable and accrued expenses	1,225	964
Net cash provided by operating activities	15,104	12,115
Cash flows from investing activities:
Improvements and additions to hotel properties	(7,721)	(7,128)
Acquisition of hotel properties, net of cash acquired	(265,288)	(74,769)
Distributions from unconsolidated entities	449	908
Investment in unconsolidated real estate entities	—	(1,649)
Restricted cash	(3,455)	263
Net cash used in investing activities	(276,015)	(82,375)
Cash flows from financing activities:
Borrowings on revolving credit facility	126,000	88,500
Repayments on revolving credit facility	(78,000)	(137,500)
Payments on debt	(1,342)	(807)
Proceeds from the issuance of debt	256,000	117,033
Principal prepayment of mortgage debt	(32,186)	(100,130)
Payment of financing costs	(531)	(965)
Payment of offering costs	(511)	(6,746)
Proceeds from issuance of common shares	10,972	134,166
In-substance repurchase of vested common shares	(18)	(7)
Distributions-common shares/units	(11,759)	(9,090)
Net cash provided by financing activities	268,625	84,454
Net change in cash and cash equivalents	7,714	14,194
Cash and cash equivalents, beginning of period	4,221	4,496
Cash and cash equivalents, end of period	$11,935	$18,690
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,129	$5,241
Cash paid for income taxes	$165	$50
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
As of June 30, 2014, the Company had accrued distributions payable of $2,260. These distributions were paid on July 25, 2014 except for $89 related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of June 30, 2013, the Company had accrued distributions payable of $1,657. These distributions were paid on April 26, 2013 except for $60 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $206 and $169 is included in accounts payable and accrued expenses as of June 30, 2014 and 2013, respectively.
Accrued capital improvements of $424 and $806 are included in accounts payable and accrued expenses as of June 30, 2014 and 2013, respectively.
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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. acting as sales agent. As of June 30, 2014, we had issued 486,820 shares under the ATM Plan at a weighted average price of $22.53. As of June 30, 2014, there was approximately $39.0 million of common shares available for issuance under the ATM Plan.
In January 2014, the Company established a dividend reinvestment and stock purchase plan ("DRSPP"). Shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of June 30, 2014, we had issued 149 shares under the DRSPP at a weighted average price of $22.12. As of June 30, 2014, there was approximately $25.0 million of common shares available for issuance under the DRSPP.
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
As of June 30, 2014, the Company owned 29 hotels with an aggregate of 4,342 rooms located in 15 states and the District of Columbia. The Company also owns a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp (“NorthStar”), which owns 47 hotels comprising an aggregate of 6,097 rooms, and owns a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus Capital Management ("Cerberus") that owns the 248-room Residence Inn by Marriott in Torrance, CA.
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly owns its interest in 47 of the NewINK JV hotels and its interest in the Torrance JV through the Operating Partnership. All of the NewINK JV hotels and the Torrance JV hotel are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of June 30, 2014, Island Hospitality Management Inc. (“IHM”), which is 90% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed 27 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of June 30, 2014, all of the NewINK JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments consisting of normal, recurring adjustments which are considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors including the timing of the acquisition of hotels.
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
3.    Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014 and do not expect the implementation of the amended guidance to have a material impact on the Company's consolidated financial position of results of operations, but do expect these amendments to impact the Company determination of which future property disposals qualify as discontinued operations as well as requiring additional disclosures about discontinued operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that AUS 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price for the Silicon Valley hotels (hereinafter the "Silicon Valley Hotels") includes the following hotels (i) Residence Inn Silicon Valley I, (ii) Residence Inn Silicon Valley II, (iii) Residence Inn San Mateo and (iv) Residence Inn Mountain View, based on the fair value on the date of their acquisition was (in thousands):

Silicon Valley Hotels (Preliminary)
Acquisition date	6/9/2014
Number of Rooms	751
Land	$149,385
Building and improvements	156,902
Furniture, fixtures and equipment	17,565
Cash	25
Accounts receivable	959
Prepaid expenses and other assets	289
Net assets acquired	$325,125
Less: Fair value of interest in the Silicon Valley Hotels and NewINK JV	$(59,813)
Net assets acquired, net of cash and Fair Value of interest in the Silicon Valley Hotels and New INK JV	$265,287

The Company incurred acquisition costs of $4.8 million and $5.1 million, respectively, during the three and six months ended June 30, 2014 and $1.1 million and $1.2 million, respectively, during the three and six months ended June 30, 2013.
The amount of revenue and operating income from the new hotels acquired in 2014 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2014		June 30, 2014
	Revenue	Operating Income	Revenue	Operating Income

Silicon Valley Hotels	$3,075	$2,113	3,075	$2,113
Total	$3,075	$2,113	$3,075	$2,113

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three and six months ended June 30, 2014 and 2013 as if the hotels acquired in 2014 and 2013 had taken place on January 1, 2013 and 2012. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2013 and 2012, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Pro forma total revenue	$56,383	$51,034	$103,511	$94,462
Pro forma net income (loss)	$3,404	$65,465	$(799)	$67,601
Pro forma income (loss) per share:
Basic	$0.13	$2.44	$(0.03)	$2.52
Diluted	$0.13	$2.42	$(0.03)	$2.50
Weighted average Common Shares Outstanding
Basic	26,877,757	26,877,757	26,877,757	26,877,757
Diluted	27,174,798	27,114,275	26,877,757	27,092,813
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $59 thousand and $30 thousand as of June 30, 2014 and December 31, 2013, respectively.
6.    Investment in Hotel Properties
Investment in hotel properties as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$244,236	$94,847
Building and improvements	720,061	559,713
Furniture, fixtures and equipment	56,179	36,628
Renovations in progress	6,392	4,006
	1,026,868	695,194
Less accumulated depreciation	(55,914)	(42,317)
Investment in hotel properties, net	$970,954	$652,877
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest for $1.7 million in the Torrance JV. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company accounts for this investment under the equity method. During the three and six months ended June 30, 2014 and 2013, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash generated from other activities and excess cash	$—	$908	$38	$908
Total	$—	$908	$38	$908

The Company owned a 10.3% interest in a joint venture (the "Innkeepers JV") with Cerberus Capital Management ("Cerberus"), which owned 51 hotels comprising an aggregate of 6,848 rooms until June 9, 2014. The Company accounted for this investment under the equity method. During the three and six months ended June 30, 2014 and 2013, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash generated from other activities and excess cash	$—	$—	$411	$—
Total	$—	$—	$411	$—
On June 9, 2014, the Company completed the sale of its joint venture with Cerberus, the Innkeepers JV, which owned a 51-hotel, 6,848-room portfolio, to a new joint venture between affiliates of NorthStar and the Company’s operating partnership (the “NewINK JV”) in which NorthStar effectively acquired Cerberus' 89.7% interest in 47 of the 51 hotels from the Innkeepers JV. The remaining four hotels, each of which is a Residence Inn that are located in Silicon Valley, CA, were purchased by the Company (see note 4). The Company owns a 10.3% interest in the NewINK JV, which owns 47 hotels comprising an aggregate of 6,097 rooms. The Company accounts for this investment under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18.8 million and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47.9 million (credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $66.7 million from the transaction. The Company's gain resulting from this transaction will be rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels. During the three and six months ended June 30, 2014 and 2013, the Company received no cash distributions from the NewINK JV.

The Company’s ownership interests in the NewINK JV is subject to change in the event that either the Company or NorthStar calls for additional capital contributions to the respective JV's for certain non-discretionary requirements, or solely in the case of a capital call by NorthStar necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages each of the NewINK JV and the Torrance JV (collectively, the "JV") and will receive a promote interest in each applicable JV if it meets certain return thresholds. NorthStar and Cerberus may also approve certain actions by each respective JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of each JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investment in the Innkeepers JV investment is $0.0 million at June 30, 2014. The Company's investment in the NewINK JV is $2.5 million at June 30, 2014. The Company's investment in the Torrance JV is $0.8 million at June 30, 2014. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the Innkeepers JV and NewINK JV for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$72,857	$70,914	$136,570	$132,207
Total hotel operating expenses	39,359	38,531	76,358	75,361
Operating income	$33,498	$32,383	$60,212	$56,846
Net income (loss) from continuing operations	$(19,843)	$1,443	$(23,177)	$(4,552)
Gain (loss) on sale of hotels	$—	$(2,517)	$(5)	$(2,659)
Net income (loss)	$(19,843)	$(1,074)	$(23,182)	$(7,211)
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$(2,039)	$(110)	$(2,382)	$(741)

8.    Debt
The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	6/30/14 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2014	December 31, 2013
Senior Secured Revolving Credit Facility (1)	2.66%	November 5, 2016	$235,426	$98,000	$50,000
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	11,719	4,849	4,937
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,744	6,276	6,378
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,265	14,993	15,150
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	47,631	30,305	30,546
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,883	17,314	17,454
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	33,473	23,730	23,925
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	33,028	19,644	19,812
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	38,809	23,844	24,028
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	70,144	47,580	47,580
Residence Inn by Marriott Garden Grove, CA (2)	4.79%	April 6, 2024	43,713	34,000	32,253
Residence Inn by Marriott Silicon Valley I, CA (3)	4.64%	July 6, 2024	92,533	64,800	—
Residence Inn by Marriott Silicon Valley II, CA (3)	4.64%	July 6, 2024	101,644	70,700	—
Residence Inn by Marriott San Mateo, CA (3)	4.64%	July 6, 2024	72,489	48,600	—
Residence Inn by Marriott Mountain View, CA (3)	4.64%	July 6, 2024	56,264	37,900	—
Total			$898,765	$542,535	$272,063

(1)
Thirteen properties in the borrowing base serve as collateral for borrowings under the senior secured revolving credit facility at June 30, 2014. The interest rate for the senior secured revolving credit facility is variable and based on LIBOR plus 2.5%.

(2)
On March 21, 2014, the Company refinanced the mortgage for the Residence Inn Garden Grove hotel. The new loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 12 months. The Company incurred $0.2 million in costs for early extinguishment of debt related to the old loan.

(3)
On June 9, 2014, the Company obtained 4 new mortgage loans secured by a first mortgage for the Silicon Valley I, Silicon Valley II, San Mateo and Mountain View hotels. The new loans have a 10-year term and a 30-year amortization payment schedule but are interest only for the first 60 months.

The Company entered into an amendment (the "Amendment") to its amended and restated senior secured revolving credit facility on December 11, 2013. The Amendment extends the maturity date to November 5, 2016 and includes an option to extend the maturity date by an additional year. The senior secured revolving credit facility includes limitations on the extent of allowable distributions to the Company not to exceed the greater of 95% of Adjusted Funds from Operations (as defined in the senior secured revolving credit facility) and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Facility amount	$175 million
Accordion feature	Increase additional $50 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x

At June 30, 2014 and December 31, 2013, the Company had $98.0 million and $50.0 million, respectively, of outstanding borrowings under its senior secured revolving credit facility. At June 30, 2014, the maximum borrowing availability under the senior secured revolving credit facility was $175.0 million.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2014 and December 31, 2013 was $446.4 million and $220.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2014 and December 31, 2013 was $98.0 million and $50.0 million, respectively.
As of June 30, 2014, the Company was in compliance with all of its financial covenants. At June 30, 2014, the Company’s consolidated fixed charge coverage ratio was 2.87. Future scheduled principal payments of debt obligations as of June 30, 2014, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2014 (remaining six months)	$1,317
2015	8,313
2016	107,533
2017	3,802
2018	3,980
Thereafter	417,590
Total	$542,535
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, that are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Federal	$28	$35	$30	$35
State	10	10	11	10
Tax expense	$38	$45	$41	$45
At June 30, 2014, TRS 1 had a gross deferred tax asset associated with future tax deductions of $3.2 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.0 million as of June 30, 2014.

10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.24 per share and distributions on long-term incentive plan (“LTIP”) units of $0.24 per unit for the three months ended June 30, 2014 and $0.45 per share and distributions on LTIP units of $0.45 per unit for the six months ended June 30, 2014. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2014	2/28/2014	$0.07	$0.07
February	2/28/2014	3/28/2014	0.07	0.07
March	3/31/2014	4/25/2014	0.07	0.07
1st Quarter 2014			$0.21	$0.21

April	4/30/2014	5/30/2014	$0.08	$0.08
May	5/30/2014	6/27/2014	0.08	0.08
June	6/30/2014	7/25/2014	0.08	$0.08
2nd Quarter 2014			$0.24	$0.24

Total 2014			$0.45	$0.45
11.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. Unvested restricted shares and unvested LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareholders	$65,206	$2,176	$63,474	$557
Dividends paid on unvested shares and units	(69)	(73)	(145)	(151)
Net income attributable to common shareholders	$65,137	$2,103	$63,329	$406
Denominator:
Weighted average number of common shares - basic	26,437,878	18,147,108	26,355,237	17,682,199
Effect of dilutive securities:
Unvested shares	297,041	236,518	282,024	215,056
Weighted average number of common shares - diluted	26,734,919	18,383,626	26,637,261	17,897,255
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$2.46	$0.12	$2.40	$0.02
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$2.44	$0.11	$2.38	$0.02

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested performance based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2014 and 2013, the Company issued 16,542 and 22,536 common shares, respectively, to its independent trustees as compensation for services performed in 2013 and 2012. The quantity of shares was calculated based on the average of the closing prices for the Company’s common shares on the New York Stock Exchange for the last ten trading days preceding the reporting date. The Company would have distributed 9,137 common shares for services performed in 2014 had this liability classified award been satisfied as of June 30, 2014. As of June 30, 2014, there were 2,296,458 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers pursuant to the Equity Incentive Plan as of June 30, 2014 are:

Award Type	Award Date	Total Shares Granted	Vested as of June 30, 2014
2012 Time-based Awards	2/23/2012	61,376	40,918
2012 Performance-based Awards	2/23/2012	53,191	35,462
2013 Time-based Awards	1/29/2013	40,829	13,611
2013 Performance-based Awards	5/17/2013	40,829	13,611
2014 Time-based Awards	1/31/2014	48,213	—
2014 Performance-based Awards	1/31/2014	38,805	—
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
A summary of the Company’s restricted share awards for the six months ended June 30, 2014 and year ended December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	$158,035	$12.39	$140,077	$12.70
Granted	87,018	17.46	81,658	13.43
Vested	(65,412)	12.17	(63,700)	14.39
Non-vested at end of the period	$179,641	$14.92	$158,035	$12.39

As of June 30, 2014 and December 31, 2013, there were $2.1 million and $1.2 million, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2014, these costs were expected to be recognized over a weighted–average period of approximately 2.1 years. For the three months ended June 30, 2014 and 2013, the Company recognized approximately $0.3 million and $0.2 million, respectively and for the six months ended June 30, 2014 and 2013, the Company recognized approximately $0.6 million and $0.5 million, respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units
The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP units for the three months ended June 30, 2014 and 2013, respectively and $0.4 million and $0.4 million in compensation expense related to the LTIP units for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, there was $0.6 million and $1.0 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 0.9 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units of one of the officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Three-fifths of these units have vested as of June 30, 2014. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Four-fifths of these units have vested June 30, 2014. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of June 30, 2014, for the remainder of 2014 and for each of the next four calendar years and thereafter (in thousands):

Amount
2014 (remaining six months)	$104
2015	210
2016	212
2017	214
2018	217
Thereafter	11,228
Total	$12,185

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

Terms of the Company's management agreements are:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Courtyard Altoona	Concord	4.0%	1,211	—	—%
Springhill Suites Washington	Concord	4.0%	991	—	—%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	—	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	—	1.0%
Residence Inn Garden Grove	IHM	2.5%	1,000	—	1.0%
Residence Inn Mission Valley	IHM	2.5%	1,000	—	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	2.5%	1,000	—	1.0%
Residence Inn Washington DC	IHM	2.5%	1,000	—	1.0%
Residence Inn Tysons Corner	IHM	2.5%	1,000	—	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Management fees totaled approximately $1.4 million and $0.9 million, respectively, for the three months ended June 30, 2014 and 2013, respectively and approximately $2.5 million and $1.6 million, respectively, for the six months ended June 30, 2014 and 2013.

Franchise Agreements
Terms of the Company's Franchise agreements are:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2020
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	4.3%	5.5%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Franchise fees totaled approximately $3.6 million and $2.2 million, respectively, for the three months ended June 30, 2014 and 2013, respectively and approximately $6.4 million and $4.1 million, respectively, for the six months ended June 30, 2014 and 2013.
14.    Related Party Transactions
Mr. Fisher owns 90% of IHM. As of June 30, 2014, the Company had hotel management agreements with IHM to manage 27 of its hotels. As of June 30, 2014, all 47 hotels owned by the NewINK JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the Chatham properties for the three months ended June 30, 2014 and 2013 were $1.3 million and $0.7 million, respectively and for the six months ended June 30, 2014 and 2013 were $2.3 million and $1.4 million, respectively. At June 30, 2014 and December 31, 2013, the amounts due to IHM were $0.8 million and $0.5 million, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represent reimbursements of costs incurred on behalf of the Innkeepers JV and NewINK JV. These costs relate primarily to corporate payroll costs at the JVs where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.

15.    Subsequent Events
On July 2, 2014, the Company obtained debt secured by a first mortgage on the Savannah Hotel of $30.0 million. The loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 60 months. The interest rate on the loan is 4.62%.

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
Statement Regarding Forward-Looking Information
The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated elsewhere in Part II, Item 1A of this report.
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
Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at levels lower than current levels. However, we and our Board of Trustees are comfortable at levels in excess of current levels at this point of the hotel economic cycle especially given the borrowing rates available in today's credit markets. This provides us with balance sheet flexibility to use debt to fund external growth via acquisitions. Our leverage ratio at June 30, 2014 is 51%, which is up from 36% at December 31, 2013.
Future growth through acquisitions could be funded by issuances of both common and preferred shares or the issuance of partnership interests in our Operating Partnership, draw-downs under our senior secured revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a new joint venture with affiliates of NorthStar Realty Finance Corp. (“NorthStar”) that owns 47 hotels (the "NewINK JV"), or distributions from our 5.0% investment in a joint venture with Cerberus Capital Management ("Cerberus") that owns the Residence Inn by Marriott in Torrance, CA (the "Torrance JV"). We intend to acquire quality assets at attractive prices, improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.
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
Recent Developments

On June 9, 2014, the Company completed the sale of its joint venture with Cerberus, the Innkeepers JV, which owned a 51-hotel, 6,848-room portfolio, to a new joint venture between affiliates of NorthStar and the Company’s operating partnership (the “NewINK JV”) in which NorthStar effectively acquired Cerberus' 89.7% interest in 47 of the 51 hotels from the Innkeepers JV. The remaining four hotels, each of which is a Residence Inn that are located in Silicon Valley, California, were purchased by the Company. The Company owns a 10.3% interest in the NewINK JV, which owns 47 hotels comprising an aggregate of 6,097 rooms. The Company accounts for this investment under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18.8 million and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47.9 million (credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $66.7 million from the transaction. The Company's gain resulting from this transaction will be rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels. During the three and six months ended June 30, 2014 and 2013, the Company received no cash distributions from the NewINK JV.

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

Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is forecast to grow approximately 2.1% to 2.3% in 2014, unemployment is forecast to continue to decline and corporate profits and travel expense are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the 5th year of RevPAR growth in what some believe will be a larger cycle. As a comparison, the period from 1992 to 2000 saw nine consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR in 2013 was up 5.6% and was up 7.5% year to date through June 30, 2014 compared to the same periods in the respective prior year. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow approximately 6% in 2014 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, industry analysts believe growth in ADR will comprise the majority of the expected RevPAR growth. Primary hotel franchisors Marriott, Hilton, Hyatt and Starwood are projecting 2014 RevPAR growth in North America in a range of 6-7%. We are currently projecting RevPAR at our hotels to grow 6.5% to 7.5% in 2014 with ADR comprising approximately 60% of our RevPAR growth. Looking further ahead to 2015, Smith Travel Research and PKF Hospitality, predict that RevPAR will continue to grow in 2015 with preliminary estimates between 4.9% and 7.5%.
Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013
Results of operations for the three months ended June 30, 2014 include the operating activities of our 29 wholly-owned hotels and our investments in the NewINK JV, Innkeepers JV and the Torrance JV. We owned 21 hotels at June 30, 2013. Accordingly, the comparisons below are influenced by the fact that eight hotels and the Torrance JV were not owned by us for all of the second quarter of 2013. Four hotels were acquired during the second half of 2013 and four hotels in the Silicon Valley, CA area were acquired on June 9, 2014.
As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2014 and 2013 was up 8.2% and up 5.0%, respectively, as compared to the second quarter for 2013 and 2012. RevPAR at our hotels was up 9.6% and 3.5%, respectively, in the 2014 and 2013 periods as compared to the second quarter of 2013 and 2012. The second quarter of 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for the second quarter of 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013.
Revenues
Revenue consists of the following (in thousands):

	For the three months ended
	June 30, 2014	June 30, 2013	% Change
Room	$43,978	$28,960	51.9%
Food and beverage	585	199	194.0%
Other	2,021	1,202	68.1%
Cost reimbursements from unconsolidated real estate entities	493	385	28.1%
Total revenue	$47,077	$30,746	53.1%
Total revenue was $47.1 million for the quarter ended June 30, 2014, up $16.4 million compared to total revenue of $30.7 million for the 2013 period. Total revenue related to the four hotels acquired in the second half of 2013 contributed $8.1 million of the increase and the four hotels in Silicon Valley contributed $3.1 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $44.0 million and $29.0 million for the quarters ended June 30, 2014 and 2013, respectively, with $7.0 million of this increase attributable to the four hotels acquired in the second half of 2013 and $3.0 million attributable to the four Silicon Valley hotels acquired in June 2014. For the 21 comparable hotels, room revenue was up $4.6 million, or 15.9%, driven primarily by RevPAR growth of 9.6%.
Food and beverage revenue was $0.6 million and $0.2 million for three months ended June 30, 2014 and 2013, respectively. The increase relates to the Hyatt Place Pittsburgh Hotel and the Denver Tech Hotel, which were acquired during or after the second quarter of 2013 and have food and beverage operations.

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2.0 million and $1.2 million for the quarters ended June 30, 2014 and 2013, respectively. Total other operating revenue related to the four hotels acquired in the second half of 2013 contributed $0.5 million of the increase with the remaining increase of $0.3 million attributable to the 21 comparable hotels.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers and NewINK JVs where the Company is the employer, were $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. The increase is due to higher annual incentive compensation for dedicated joint venture employees.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 29 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented:

	For the three months ended	For the three months ended
	June 30, 2014	June 30, 2013
Occupancy	86.8%	83.7%
ADR	$153.71	$145.46
RevPar	$133.37	$121.73
The RevPar increase of 9.6% was due to an increase in ADR of 5.7% and an increase in occupancy of 3.7%. Occupancy at the D.C. hotel increased 34.4% in the 2014 second quarter over the second quarter of 2013.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	For the three months ended
	June 30, 2014	June 30, 2013	% Change
Hotel operating expenses:
Room	$8,802	$6,065	45.1%
Food and beverage	432	182	137.4%
Telephone	285	216	31.9%
Other	507	378	34.1%
General and administrative	3,847	2,680	43.5%
Franchise and marketing fees	3,602	2,243	60.6%
Advertising and promotions	859	651	32.0%
Utilities	1,482	1,117	32.7%
Repairs and maintenance	2,057	1,556	32.2%
Management fees	1,396	887	57.4%
Insurance	217	176	23.3%
Total hotel operating expenses	$23,486	$16,151	45.4%

Hotel operating expenses increased $7.3 million to $23.5 million for the three months ended June 30, 2014 from $16.2 million for the three months ended June 30, 2013. Total hotel operating expenses related to the four hotels acquired in the second half of 2013 contributed $4.0 million of the increase and the four hotels in Silicon Valley acquired in June 2014 contributed $0.9 million of the increase. For the 21 comparable hotels, total hotel operating expenses increased $2.4 million or 14.9%.

Room expenses, which are the most significant component of hotel operating expenses, increased $2.7 million from $6.1 million in 2013 to $8.8 million in 2014. Total room expenses related to the four hotels acquired in the second half of 2013 contributed $1.4 million of the increase and the four hotels in Silicon Valley acquired in June 2014 contributed $0.3 million of the increase. For the 21 comparable hotels, total room operating expenses increased $1.0 million or 16.5%. Expenses increased due to increased occupancy related expenses and other direct expenses that vary with revenue. Accordingly, room expenses increased 45.1% compared to the 51.9% increase in room revenue in the year over year period.
The remaining hotel operating expenses increased $4.6 million, from $10.1 million in 2013 to $14.7 million in 2014, which 45.6% increase is generally consistent with the increase in the number of rooms owned in 2014 compared to 2013 of 49.3%. The number of rooms for the quarter increased from 2,909 rooms in 2013 to 4,342 rooms in 2014 due to acquisitions. The increase in remaining hotel operating expenses attributable to the recent acquisitions is $3.2 million. Food and beverage expense increased due to the Hyatt Place Pittsburgh and Denver Tech hotels that were acquired during or after the second quarter of 2013 and have food and beverage operations, whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $3.4 million from $4.0 million for the three months ended June 30, 2013 to $7.4 million for the three months ended June 30, 2014. The increase is due to the four hotels acquired in the second half of 2013, which contributed $1.5 million of the increase, while the four hotels in Silicon Valley acquired in June 2014 contributed $1.0 million of the increase. The remaining increase is attributable to renovations performed in 2013 and 2014. Depreciation is recorded on our hotel buildings up to 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $0.8 million from $2.0 million for the three months ended June 30, 2013 to $2.8 million for the three months ended June 30, 2014. The four hotels acquired in the second half of 2013 contributed $0.3 million of the increase, while the four hotels in Silicon Valley acquired in June 2014 contributed $0.2 million of the increase.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.6 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively) increased $0.4 million to $1.9 million in 2014 from $1.5 million in 2013, with the increase due to higher employee compensation.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges increased $4.5 million from $1.1 million for the three months ended June 30, 2013 to $5.6 million for the three months ended June 30, 2014. Hotel property acquisition costs of $4.8 million in the 2014 period related to our acquisitions of the four recently acquired Silicon Valley hotels. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $0.7 million in the 2014 period related to matters associated with the unsolicited offer from Blue Mountain Capital Management and matters related to its proxy settlement agreement with the HG Vora Group. The expense is primarily comprised of attorney's fees of $0.6 million and financial advisory expenses of $0.1 million.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers and NewINK JVs where the Company is the employer were $0.5 million and $0.4 million for the quarters ended June 30, 2014 and 2013, respectively. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income decreased $98 thousand from $0.1 million for the three months ended June 30, 2013 to $12 thousand for the three months ended June 30, 2014.
Interest Expense, including amortization of deferred fees
Interest expense increased $1.6 million from $2.8 million for the three months ended June 30, 2013 to $4.4 million for the three months ended June 30, 2014 and is comprised of the following (in thousands):

	For the three months ended
	June 30, 2014	June 30, 2013	% Change

Mortgage debt interest	$3,367	$1,945	73.1%
Credit facility interest and unused fees	640	624	2.6%
Amortization of deferred financing costs	355	248	43.1%
Total	$4,362	$2,817	54.8%

The increase in interest expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is due to interest expense of $1.5 million on loans acquired during the second quarter of 2013 and after June 30, 2013 of $293.8 million, including the four new loans of $222.0 million on the Silicon Valley hotels acquired on June 9, 2014. The increase in deferred financing costs relates to the new loans issued after the second quarter of 2013.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $1.9 million from a loss of $0.1 million for the three months ended June 30, 2013 to a loss of $2.0 million for the three months ended June 30, 2014. The increase is due to costs related to the sale of the Innkeepers JV to NewINK JV.
Gain on Sale from Unconsolidated Real Estate Entities
Gain on sales from unconsolidated real estate entities increased $66.7 million from 2013. The increase is due to the sale of Cerberus' 89.7% interest in 51 hotels in the Innkeepers JV. The gain includes the Company's pro rata share of a promote interest.
Income Tax Expense
Income tax expense decreased $7 thousand from $45 thousand for the three months ended June 30, 2013 to $38 thousand for the three months ended June 30, 2014. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income
Net income was $65.3 million for the three months ended June 30, 2014, compared to net income of $2.2 million for the three months ended June 30, 2013. The net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013
Results of operations for the six months ended June 30, 2014 include the operating activities of our 29 wholly-owned hotels and our investments in the NewINK JV, Innkeepers JV and the Torrance JV. We owned 19 hotels at December 31, 2012. Accordingly, the comparisons below are influenced by the fact that six hotels and the Torrance JV were acquired during 2013, and four hotels in the Silicon Valley, CA area were acquired on June 9, 2014.
As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2014 and 2013 was up 6.8% and up 5.6%, respectively, as compared to 2013 and 2012. RevPAR at our hotels was up 8.9% and 4.0%, respectively, in the 2014 and 2013 periods as compared to 2013 and 2012. Our RevPAR performance in 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for eight months in 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013.
Revenues
Revenue consists of the following (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013	% Change
Room	$77,935	$53,195	46.5%
Food and beverage	1,213	349	247.6%
Other	3,629	2,213	64.0%
Cost reimbursements from unconsolidated real estate entities	1,165	768	51.7%
Total revenue	$83,942	$56,525	48.5%
Total revenue was $83.9 million for the six months ended June 30, 2014, up $27.4 million compared to total revenue of $56.5 million for the 2013 period. Total revenue related to the four hotels acquired during the second half of 2013 contributed $14.7 million of the increase and the four hotels in Silicon Valley acquired in June 2014 contributed $3.1 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $77.9 million and $53.2 million for the six months ended June 30, 2014 and 2013, respectively, with $13.2 million of this increase attributable to the four hotels acquired during the second half of 2013 and $3.0 million attributable to the four Silicon Valley hotels. For the 21 comparable hotels, room revenue was up $8.5 million, or 15.9%, driven primarily by RevPAR growth of 8.9%.
Food and beverage revenue was $1.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The increase relates to the Hyatt Place Pittsburgh Hotel, the Houston Courtyard hotel and the Denver Tech hotel, which were acquired during or after the first quarter of 2013 and have food and beverage operations.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $3.6 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively. Total other operating revenue related to the eight hotels not owned at June 30, 2013 contributed $0.9 million of the increase with the remaining increase of $0.3 million attributable to increased occupancy and $0.2 million attributable to Hyatt Place Pittsburgh that was acquired on June 17, 2013.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers and NewINK JVs where the Company is the employer, were $1.2 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase is due to higher annual incentive compensation for dedicated joint venture employees.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 29 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented:

	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013
Occupancy	82.3%	79.2%
ADR	$149.65	$142.80
RevPar	$123.13	$113.10
The RevPAR increase of 8.9% was due to an increase in ADR of 4.8% and an increase in occupancy of 3.9%. Occupancy at the D.C. hotel increased 38.9% in 2014 over 2013. Excluding the D.C. hotel, 2014 RevPAR was up 7.6%.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013	% Change
Hotel operating expenses:
Room	$16,557	$11,615	42.5%
Food and beverage	899	317	183.6%
Telephone	572	407	40.5%
Other	950	727	30.7%
General and administrative	7,274	5,186	40.3%
Franchise and marketing fees	6,394	4,144	54.3%
Advertising and promotions	1,689	1,308	29.1%
Utilities	3,102	2,183	42.1%
Repairs and maintenance	4,056	3,001	35.2%
Management fees	2,490	1,631	52.7%
Insurance	433	348	24.4%
Total hotel operating expenses	$44,416	$30,867	43.9%

Hotel operating expenses increased $13.5 million to $44.4 million for the six months ended June 30, 2014 from $30.9 million in 2013. Total hotel operating expenses related to the four hotels acquired during the second half of 2013 contributed $7.7 million of the increase and the four hotels in Silicon Valley acquired in June 2014 contributed $1.0 million of the increase. For the 21 comparable hotels, total hotel operating expenses increased $4.8 million or 15.8%.
Room expenses, which are the most significant component of hotel operating expenses, increased $4.9 million from $11.6 million in 2013 to $16.5 million in 2014. Total room expenses related to the four hotels acquired during the second half of 2013 contributed $2.7 million of the increase and the four hotels in Silicon Valley acquired in June 2014 contributed $0.3 million of the increase. For the 21 comparable hotels, total room operating expenses increased $1.9 million or 16.4%. Expenses increased due to increased occupancy related expenses and other direct expenses that vary with revenue. Accordingly, room expenses increased 42.5% compared to the 46.5% increase in room revenue.
The remaining hotel operating expenses increased $8.6 million, from $19.3 million in 2013 to $27.9 million in 2014, which 44.7% increase is consistent with the increase in the number of rooms owned in 2014 compared to 2013 of 49.3%. The number of rooms for the year increased from 2,909 rooms in 2013 to 4,342 rooms in 2014 due to acquisitions. The increase in remaining hotel operating expenses attributable to the recent acquisitions is $5.6 million. Food and beverage expense increased due to the Hyatt Place Pittsburgh, Houston Courtyard and Denver Tech hotels that were acquired during 2013 and have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.

Depreciation and Amortization
Depreciation and amortization expense increased $5.9 million from $7.8 million for the six months ended June 30, 2013 to $13.7 million for the six months ended June 30, 2014. The increase is due to the four hotels acquired during the second half of 2013, which contributed $2.9 million of the increase, while the four hotels in Silicon Valley acquired in June 2014 which contributed $1.0 million of the increase. The remaining increase is attributable to renovations performed in 2013 and 2014. Depreciation is recorded on our hotel buildings up to 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $1.4 million from $4.0 million for the six months ended June 30, 2013 to $5.4 million for the six months ended June 30, 2014. The four hotels acquired during the second half of 2013 contributed $0.6 million of the increase and the four hotels in Silicon Valley acquired in June 2014 contributed $0.2 million of the increase. The remainder of the increase is for increased values at the 21 comparable hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.2 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively) increased $0.5 million to $3.5 million in 2014 from $3.0 million in 2013 with the increase due to higher employee compensation associated with additional employees, base salary and incentive compensation.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges increased $5.8 million from $1.2 million for the six months ended June 30, 2013 to $7.0 million for the six months ended June 30, 2014. Hotel property acquisition cost of $4.8 million in the 2014 period related to our acquisitions of the four recently acquired Silicon Valley hotels. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $1.9 million in the 2014 period related to matters associated with the unsolicited offer from Blue Mountain Capital Management and matters related to its proxy settlement agreement with the HG Vora Group. The expense is primarily comprised of attorney's fees of $1.0 million, financial advisory expenses of $0.9 million.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers and NewINK JVs where the Company is the employer were $1.2 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $89 thousand from $0.1 million for the six months ended June 30, 2013 to $26 thousand for the six months ended June 30, 2014.

Interest Expense, including amortization of deferred fees
Interest expense increased $2.4 million from $5.7 million for the six months ended June 30, 2013 to $8.1 million for the six months ended June 30, 2014 and is comprised of the following (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013	% Change

Mortgage debt interest	$6,190	$3,847	60.9%
Credit facility interest and unused fees	1,161	1,255	(7.5)%
Amortization of deferred financing costs	749	556	34.7%
Total	$8,100	$5,658	43.2%

The increase in interest expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is due to interest expense of $2.3 million on loans acquired during June 2013 and after June 30, 2013 of $293.8 million, including the four new loans with an aggregate principal balance of $222.0 million secured by the four Silicon Valley hotels acquired on June 9, 2014. Lower credit facility interest is due to a decrease in the weighted average borrowings to $66.6 million in 2014 compared to $80.8 million in 2013. The increase in deferred financing costs relates to the new loans issued in 2013 and 2014.

Loss on early extinguishment of debt

Loss on early extinguishment of debt decreased $0.7 million from $0.9 million for the six months ended June 30, 2013 to $0.2 million for the six months ended June 30, 2014 due to refinancing or paying off four loans in 2013 and one loan in 2014.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $1.6 million from a loss of $0.7 million for the six months ended June 30, 2013 to a loss of $2.3 million for the six months ended June 30, 2014. The increase is due to costs related to the sale of the Innkeepers JV to NewINK JV.
Gain on Sale from Unconsolidated Real Estate Entities
Gain on sales from unconsolidated real estate entities increased $66.7 million from 2013. The increase is due to the sale of Cerberus' 89.7% interest in 51 hotels in the Innkeepers JV. The gain includes the Company's pro rata share of a promote interest.
Income Tax Expense
Income tax expense decreased $4 thousand from $45 thousand for the six months ended June 30, 2013 to $41 thousand for the six months ended June 30, 2014. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income
Net income was $63.6 million for the six months ended June 30, 2014, compared to net income of $0.6 million for the six months ended June 30, 2013. The net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2014 and 2013 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Funds From Operations (“FFO”):
Net income	$65,314	$2,176	$63,582	$557
Noncontrolling interests	(108)	—	(108)	—
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	(66,701)	—	(66,701)	—
Loss on the sale of assets within the unconsolidated real estate entity	—	259	1	273
Depreciation	7,335	4,003	13,623	7,739
Adjustments for unconsolidated real estate entity items	1,229	1,285	2,435	2,526
FFO attributable to common shareholders	7,069	7,723	12,832	11,095
Hotel property acquisition costs and other charges	5,559	1,059	7,041	1,236
Loss on early extinguishment of debt	—	—	184	933
Adjustments for unconsolidated real estate entity items	2,218	5	2,220	8
Adjusted FFO	$14,846	$8,787	$22,277	$13,272
Weighted average number of common shares
Basic	26,437,878	18,147,108	26,355,237	17,682,199
Diluted	26,734,919	18,383,626	26,637,261	17,897,255
Diluted per share count may differ from GAAP per share count when FFO or Adjusted FFO is positive. Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future would not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.
We calculate EBITDA for purposes of the credit facility debt covenants as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; and (4) unconsolidated real estate entity items including interest, depreciation and amortization. We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors compare our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, we use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.
We further adjust EBITDA for certain additional items, including hotel property acquisition costs and other charges, gains or losses on the sale of real estate, losses on the early extinguishment of debt, amortization of non-cash share-based compensation and similar items related to our unconsolidated real estate entities which we believe are not indicative of the performance of our underlying hotel properties entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net increase to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$65,314	$2,176	$63,582	$557
Interest expense	4,362	2,817	8,100	5,658
Income tax expense	38	45	41	45
Depreciation and amortization	7,365	4,026	13,680	7,778
Adjustments for unconsolidated real estate entity items	2,765	2,768	5,389	5,563
Noncontrolling interests	(108)	—	(108)	—
EBITDA	79,736	11,832	90,684	19,601
Hotel property acquisition costs and other charges	5,559	1,059	7,041	1,236
Loss on early extinguishment of debt	—	—	184	933
Adjustments for unconsolidated real estate entity items	2,296	5	2,298	8
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	(66,701)	—	(66,701)	—
Loss on the sale of assets within the unconsolidated real estate entity	—	259	1	273
Share based compensation	628	531	1,213	1,080
Adjusted EBITDA	$21,518	$13,686	$34,720	$23,131
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
As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $11.9 million and $4.2 million, respectively. We typically maintain approximately $5.0 million of unrestricted cash and cash equivalents. Additionally, we had $77.0 million available under our $175.0 million senior secured revolving credit facility as of June 30, 2014. On July 9, 2014, we repaid $33.0 million on our senior secured revolving credit facility using $29.4 million of the net proceeds from the issuance of a loan on the Savannah hotel with the remainder funded with excess cash.
For the six months ended June 30, 2014, net cash flows provided by operations were $15.1 million, comprised of net income of $63.6 million and primarily significant non-cash expenses, including $14.4 million of depreciation and amortization, net gain from the sale of interests in unconsolidated real estate entities of $66.7 million, $0.2 million from the extinguishment of debt, $1.2 million of share-based compensation expense and $2.3 million related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.1 million. Net cash flows used in investing activities were $276.0 million, primarily related to the purchase of the 4 Silicon Valley hotels for $265.3 million, capital improvements on our 29 wholly owned hotels of $7.7 million, $3.4 million related to the required escrow deposits of restricted cash, reduced by distributions of $0.4 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $268.6 million, comprised of proceeds from the issuance of new mortgage loans of $256.0 million, net borrowings on our senior secured revolving credit facility of $48.0 million, $10.9 million raised from our At The Market Equity Offering ("ATM Plan"), principal payments or payoffs on mortgage debt of $33.5 million, payments of deferred financing and offering costs of $1.0 million and distributions to shareholders of $11.8 million.
For the six months ended June 30, 2013, net cash flows provided by operations were $12.1 million, as our net income of $0.6 million was due in significant part to non-cash expenses, including $8.4 million of depreciation and amortization, $0.9 million from the extinguishment of debt, $1.1 million of share-based compensation expense and a $0.7 million from the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.4 million. Net cash flows used by investing activities were $82.4 million, primarily related to the purchase of the Houston CY Hotel and Pittsburgh Hotel of $74.8 million, capital improvements on our 21 wholly owned hotels of $7.1 million, investment in the Torrance JV of $1.7 million, offset by $0.3 million related to the receipt of restricted cash and $0.9 million net proceeds from mortgage financing. Net cash flows provided by financing activities were $84.5 million, comprised primarily of $134.2 million raised from our January and June 2013 follow-on common share offerings, and proceeds from the issuance of refinanced and new mortgage loans of $117.0 million, offset by new repayments on our senior secured revolving credit facility of $49 million, principal payments on mortgage debt of $100.9 million, payments of deferred financing and offering costs of $7.7 million and distributions to shareholders of $9.1 million.
We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend. In April 2014, we changed the monthly dividend from $0.07 to $0.08 per month per common share and LTIP unit. We declared total dividends of $0.42 and $0.45 per common share and LTIP unit for the six months ended June 30, 2013 and 2014, respectively.

Liquidity and Capital Resources
We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to a level lower than where we currently operate, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that increasing our leverage limit at this stage of the lodging recovery cycle is appropriate, so we will continue to make acquisitions where suitable. Our leverage ratio at June 30, 2014 is 51%, which is up from 36% at December 31, 2013. We will pay down borrowings on our secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At June 30, 2014 and December 31, 2013, we had $98.0 million and $50.0 million, respectively, in borrowings under our senior secured revolving credit facility. At June 30, 2014, there were 13 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $175.0 million. We also had mortgage debt on individual hotels aggregating $444.5 million and $222.1 million at June 30, 2014 and December 31, 2013, respectively.
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
The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at June 30, 2014. We expect to meet all financial covenants during the remainder of 2014 based upon our current projections.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility or through the encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities, including through our dividend reinvestment and stock purchase plan ("DRSPP") or ATM Plan, each as described below, or the possible sale of existing assets.
Through our DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of June 30, 2014, we had issued 149 shares under the DRSPP at a weighted average price of $22.12. As of June 30, 2014, there was approximately $25.0 million of common shares available for issuance under the DRSPP.
In January 2014, we also established an ATM Plan whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. acting as sales agent. As of June 30, 2014, we had issued 486,820 shares under the ATM Plan at a weighted average price of $22.53. As of June 30, 2014, there was approximately $39.0 million of common shares available for issuance under the ATM Plan.

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
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our Board of Trustees approved a change in the frequency of our dividend payments to monthly in January 2013, with a targeted monthly dividend of $0.07 per common share and LTIP unit for 2013. In April 2014, our Board of Trustees approved an increase to our monthly dividend to $0.08 per common share and LTIP unit. The aggregate amount of dividends declared for the six months ended June 30, 2014 were $0.45 per common share and LTIP unit.
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
For the three months ended June 30, 2014 and 2013, we invested approximately $4.0 million and $4.8 million, respectively, and for the six months ended June 30, 2014 and 2013, we invested approximately $7.7 million and $8.7 million, respectively, on capital investments in our hotels. We expect to invest an additional $8.3 million on capital improvements on our existing hotels for the remainder of 2014.
The Company is considering the redevelopment and expansion of all four hotels that comprise the Silicon Valley Hotels to increase the aggregate room count by 36% to a total of 1,023 rooms. The 272 room expansion, which would take approximately 12 months from commencement date at each location once all approvals are obtained, is expected to include a new lobby and public spaces in each location with an estimated aggregate cost of approximately $59.0 million, or approximately $217,000 per room.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at June 30, 2014 other than non-recourse debt associated with the NewINK JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$44	$20	$24	$—	$—
Revolving credit facility, including interest (1)	104,765	1,400	103,365	—	—
Ground leases	12,185	104	422	431	11,228
Property loans, including interest (1)	597,837	15,484	48,663	37,581	496,109
Total	$714,831	$17,008	$152,474	$38,012	$507,337

(1)
Does not reflect paydowns or additional borrowings under the revolving credit facility after June 30, 2014. Interest payments are based on the interest rate in effect as of June 30, 2014. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition, we pay management fees to our hotel management companies based on the revenues of our hotels.
The Company’s ownership interests in the NewINK JV and the Torrance JV are subject to change in the event that either Chatham, NorthStar or Cerberus calls for additional capital contributions to the respective JVs, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV and the Torrance JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. NorthStar and Cerberus may also approve certain actions by their respective JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of either JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under either joint venture agreement.
In connection with certain non-recourse mortgage loans in either the NewINK JV or the Torrance JV, our Operating Partnership could require us to repay our pro rata share of portions of their indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds, and material misrepresentations.
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
Recently Issued Accounting Standards
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014 and do not expect the implementation of the amended guidance to have a material impact on the Company's consolidated financial position of results of operations, but do expect these amendments to impact the Company determination of which future property disposals qualify as discontinued operations as well as requiring additional disclosures about discontinued operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that AUS 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on it financial statements.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2014 and December 31, 2013 was $446.4 million and $220.0 million, respectively.
At June 30, 2014, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2014 that are sensitive to changes in interest rates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	$98,000	—	—	—	$98,000	$97,989
Average interest rate (1)	—	—	2.66%	—	—	—	2.66%
Fixed rate:
Debt	$1,317	$8,313	$9,533	$3,802	$3,980	$417,590	$444,535	$446,376
Average interest rate	4.91%	5.41%	5.51%	4.77%	4.77%	4.69%	4.73%

(1)	LIBOR of 0.16% plus a margin of 2.50% at June 30, 2014.
We estimate that a hypothetical one-percentage point increase in the variable interest rate would result in additional interest expense of approximately $1.0 million annually. This assumes that the amount outstanding under our floating rate debt remains at $98.0 million, the balance as of June 30, 2014.

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
Item 1A. Risk Factors.
The following risk factor supplements our risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Except as set forth below, there have been no material changes in the risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business and Properties

               If we determine to make significant capital expenditures to any or all of the four Silicon Valley hotels we acquired in June 2014 to redevelop or expand these hotels, the performance of these hotels may be adversely impacted during such redevelopment or expansion and the future performance of these hotels may be dependent on the successful completion of the capital expenditure program developed for each hotel.

               We are currently considering investing approximately $59 million in the redevelopment or expansion of the four Silicon Valley hotels we acquired in June 2014. If we determine to move forward with this possible redevelopment or expansion, no assurance can be given that the capital expenditure program developed for each hotel will be completed on time, on budget or at all. If we adopt these capital expenditure programs and the programs are not completed successfully, it could have an impact on the expected performance of these hotels. Further, while these capital expenditure programs are being implemented at these hotels, guest rooms and certain public spaces may be out of service, which could have a material impact on the financial performance of the hotels and our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
A previously disclosed in a Form 8-K filed by the Company on June 10, 2014 (the “June 8-K”), on June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV,which is comprised of two joint ventures between affiliates of NorthStar and the Company that collectively own a 47-hotel portfolio that was formerly part of the Innkeepers JV. Concurrent with the closing of NewINK JV and the Company’s acquisition of four hotels in the Silicon Valley region of California (the “Four-Pack Acquisition”), wholly-owned subsidiaries of the Company and NorthStar entered into amended and restated limited liability company agreements for the two joint venture entities that comprise the NewINK JV (the “NewINK JV Agreements”), which agreements sets forth the terms and conditions of, among other things, the management and economics of the NewINK JV.

Pursuant to the NewINK JV Agreements, Company will manage the day-to-day operations of the NewINK JV, subject to the approval of NorthStar of transactions with affiliates of the Company and Major Decisions (as defined in the NewINK JV Agreements), while NorthStar shall have unilateral decision-making control over, among other things, certain property dispositions conducted at arm’s length, the financing of the NewINK JV, certain liquidity events and, upon a Termination Event (as defined in the NewINK JV Agreements), removal of the Company as a managing member.

The Company will be entitled to receive a promote interest in the joint ventures based on the respective joint ventures meeting certain return thresholds. The Company’s ownership interest in the NewINK JV is subject to change in the event that either Chatham or NorthStar calls for additional capital contributions for certain non-discretionary requirements described in the NewINK JV Agreements or, solely in the case of a capital call by NorthStar, necessary for the conduct of business.

Additionally, as previously disclosed in Item 2.03 of the June 8-K, in connection with its funding of the Four-Pack Acquisition, the Company closed on four separate mortgage loans having an aggregate principal balance of $222 million, including the mortgage on the Company’s Residence Inn Silicon Valley II hotel having an initial principal balance of $70.6 million (the “Silicon Valley II Mortgage”). The Silicon Valley II Mortgage was issued pursuant to that certain loan agreement, dated as of June 9, 2014, between Gran Prix Sili II LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender (the “Silicon Valley II Loan Agreement”). A description of the four mortgage loans on the hotels comprising the Four Pack Acquisition is included in Item 2.03 of the June 8-K, which is incorporated by reference herein.

The foregoing summaries of the NewINK JV Agreements and the Silicon Valley II Loan Agreement do not purport to be complete and are qualified in their entirety by reference to the NewINK JV Agreement and the Silicon Valley II Loan Agreements, respectively, copies of which are filed as Exhibits 10.2, 10.3 and 10.4 to this report and are incorporated herein by reference.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Form of Amended and Restated Declaration of Trust of Chatham Lodging Trust (1)
3.2	Articles Supplementary (2)
3.3	Amended and Restated Bylaws of Chatham Lodging Trust (3)

10.1	Purchase and Sale Agreement, dated as of May 8, 2014, by and among the entities set forth on Schedule A thereto, Chatham Lodging, LP, NewINK JV and certain individual owners.

10.2	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.

10.3	Second Amended and Restated Limited Liability Company Agreement of INK Acquisition III LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.

10.4	Loan Agreement, dated as of June 9, 2014, between Gran Prix Sili II LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889)

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2013.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 13, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	August 8, 2014	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)