Form 10-Q
period 2014-09-30
Chatham Lodging Trust
filed 2014-11-06
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common Shares of Beneficial Interest ($0.01 par value per share)	33,997,934

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Investment in hotel properties, net	$994,848	$652,877
Cash and cash equivalents	67,056	4,221
Restricted cash	15,301	4,605
Investment in unconsolidated real estate entities	3,692	774
Hotel receivables (net of allowance for doubtful accounts of $65 and $30, respectively)	4,203	2,455
Deferred costs, net	7,202	7,113
Prepaid expenses and other assets	2,870	1,879
Total assets	$1,095,172	$673,924
Liabilities and Equity:
Mortgage debt	$473,904	$222,063
Revolving credit facility	—	50,000
Accounts payable and accrued expenses	17,818	12,799
Distributions and losses in excess of investments of unconsolidated real estate entities	—	1,576
Distributions payable	2,850	1,950
Total liabilities	494,572	288,388
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2014 and December 31, 2013	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 33,997,682 and 26,295,558 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	337	261
Additional paid-in capital	594,528	433,900
Retained earnings (distributions in excess of retained earnings)	2,389	(50,792)
Total shareholders’ equity	597,254	383,369
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	3,346	2,167
Total equity	600,600	385,536
Total liabilities and equity	$1,095,172	$673,924
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Room	$57,482	$33,182	$135,417	$86,377
Food and beverage	666	368	1,879	717
Other	2,098	1,362	5,727	3,575
Cost reimbursements from unconsolidated real estate entities	416	458	1,581	1,226
Total revenue	60,662	35,370	144,604	91,895
Expenses:
Hotel operating expenses:
Room	10,672	6,845	27,229	18,460
Food and beverage	487	189	1,386	506
Telephone	356	236	929	643
Other hotel operating	609	430	1,559	1,157
General and administrative	4,439	3,159	11,712	8,493
Franchise and marketing fees	4,694	2,663	11,088	6,807
Advertising and promotions	1,059	738	2,749	2,046
Utilities	2,148	1,492	5,250	3,675
Repairs and maintenance	2,363	1,710	6,419	4,711
Management fees	1,883	947	4,373	2,430
Insurance	273	192	706	540
Total hotel operating expenses	28,983	18,601	73,400	49,468
Depreciation and amortization	10,273	4,748	23,953	12,526
Property taxes and insurance	3,254	2,297	8,712	6,329
General and administrative	2,718	1,910	7,403	5,956
Hotel property acquisition costs and other charges	335	1,345	7,376	2,581
Reimbursed costs from unconsolidated real estate entities	416	458	1,581	1,226
Total operating expenses	45,979	29,359	122,425	78,086
Operating income	14,683	6,011	22,179	13,809
Interest and other income	62	9	89	124
Interest expense, including amortization of deferred fees	(6,714)	(2,775)	(14,815)	(8,433)
Loss on early extinguishment of debt	—	—	(184)	(933)
Income (loss) from unconsolidated real estate entities	845	(674)	(1,471)	(1,394)
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	—	66,701	—
Income before income tax expense	8,876	2,571	72,499	3,173
Income tax expense	(44)	(30)	(85)	(75)
Net income	8,832	2,541	72,414	3,098
Net income attributable to noncontrolling interests	(132)	—	(240)	—
Net income attributable to common shareholders	$8,700	$2,541	$72,174	$3,098

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.32	$0.11	$2.70	$0.15
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.31	$0.11	$2.67	$0.15
Weighted average number of common shares outstanding:
Basic	27,370,815	22,508,988	26,697,483	19,308,809
Diluted	27,695,347	22,769,282	26,994,657	19,539,941
Distributions per common share:	$0.24	$0.21	$0.69	$0.63
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2013	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $9,796	11,818,500	119	183,890	—	184,009	—	184,009
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	749	—	749	587	1,336
Dividends declared on common shares ($0.63 per share)	—	—	—	(12,745)	(12,745)	—	(12,745)
Distributions declared on LTIP units ($0.63 per unit)	—	—	—	—	—	(163)	(163)
Reallocation of noncontrolling interest	—	—	7	—	7	(7)	—
Net income	—	—	—	3,098	3,098	—	3,098
Balance, September 30, 2013	25,808,058	$256	$425,331	$(45,138)	$380,449	$2,028	$382,477
Balance, January 1, 2014	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of shares, net of offering costs of $6,881	7,606,894	76	159,894	—	159,970	—	159,970
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	945	—	945	587	1,532
Dividends declared on common shares ($0.69 per share)	—	—	—	(18,993)	(18,993)	—	(18,993)
Distributions declared on LTIP units ($0.69 per unit)	—	—	—	—	—	(178)	(178)
Reallocation of noncontrolling interest	—	—	(530)	—	(530)	530	—
Net income	—	—	—	72,174	72,174	240	72,414
Balance, September 30, 2014	33,997,682	$337	$594,528	$2,389	$597,254	$3,346	$600,600
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$72,414	$3,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,862	12,446
Amortization of deferred franchise fees	91	61
Amortization of deferred financing fees included in interest expense	1,137	809
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	(66,701)	—
Loss on early extinguishment of debt	184	933
Loss on write-off of deferred franchise fee	—	64
Share based compensation	1,840	1,589
Loss from unconsolidated real estate entities	1,471	1,394
Changes in assets and liabilities:
Hotel receivables	(733)	(151)
Deferred costs	(472)	(118)
Prepaid expenses and other assets	(718)	(532)
Accounts payable and accrued expenses	5,159	2,359
Net cash provided by operating activities	37,534	21,952
Cash flows from investing activities:
Improvements and additions to hotel properties	(10,119)	(11,154)
Acquisition of hotel properties, net of cash acquired	(297,299)	(117,805)
Distributions from unconsolidated entities	922	13,102
Investment in unconsolidated real estate entities	—	(1,649)
Restricted cash	(10,696)	(2,113)
Net cash used in investing activities	(317,192)	(119,619)
Cash flows from financing activities:
Borrowings on revolving credit facility	162,000	135,000
Repayments on revolving credit facility	(212,000)	(166,000)
Payments on debt	(1,973)	(1,441)
Proceeds from the issuance of debt	286,000	117,033
Principal prepayment of mortgage debt	(32,186)	(100,130)
Payment of financing costs	(1,120)	(1,009)
Payment of offering costs	(6,790)	(9,796)
Proceeds from issuance of common shares	166,851	193,805
In-substance repurchase of vested common shares	(18)	(7)
Distributions-common shares/units	(18,271)	(13,883)
Net cash provided by financing activities	342,493	153,572
Net change in cash and cash equivalents	62,835	55,905
Cash and cash equivalents, beginning of period	4,221	4,496
Cash and cash equivalents, end of period	$67,056	$60,401
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,502	$7,592
Cash paid for income taxes	$220	$77
-continued-
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
As of September 30, 2014, the Company had accrued distributions payable of $2,850. These distributions were paid on October 31, 2014, except for $109 related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of September 30, 2013, the Company had accrued distributions payable of $1,900. These distributions were paid on October 25, 2013, except for $75 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $309 and $253 is included in accounts payable and accrued expenses as of September 30, 2014 and 2013, respectively.
Accrued capital improvements of $150 and $1,121 are included in accounts payable and accrued expenses as of September 30, 2014 and 2013, respectively.
At December 31, 2013, there were costs of $91 included in deferred costs related to offerings completed in 2014.
The Innkeepers JV transaction (see note 7) partially resulted in a non-cash transaction whereby the Company's previously held joint venture deficit interest in the four Silicon Valley Hotels of approximately $6.9 million was recorded as part of the Company's acquisition in the Silicon Valley Hotels and related net gain from remeasurement and sale of investment.

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(unaudited)

1.    Organization
Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and invests primarily in premium-branded upscale extended-stay and select-service hotels.
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. acting as sales agent. As of September 30, 2014, we had issued 705,820 shares under the ATM Plan at a weighted average price of $22.76. As of September 30, 2014, there was approximately $33.9 million of common shares available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of September 30, 2014, we had issued 1,074 shares under the DRSPP at a weighted average price of $22.24. As of September 30, 2014, there was approximately $24.9 million of common shares available for issuance under the DRSPP.
On September 24, 2014, the Company completed a follow-on common share offering of 6,900,000 shares (including 900,000 shares pursuant to the exercise of the underwriters' option to purchase additional shares) generating gross proceeds of $150.8 million and net proceeds to the Company of approximately $144.7 million. Proceeds from the September offering were used to pay down borrowings under the Company's senior secured revolving credit facility, including debt incurred in connection with the acquisition of the Cherry Creek Hyatt Place hotel in Glendale, CO (the "Cherry Creek Hotel") and to invest in additional hotel properties, including the pending Company's equity contribution towards the purchase price for the acquisition of a 52-hotel portfolio from Inland American Real Estate Trust, Inc. by a joint venture (the "Inland JV") with NorthStar Realty Finance Corp ("NorthStar") and the pending acquisition of four hotels by us from the joint venture for which we have an option to purchase (included within the 52 hotels) which is expected to close in the fourth quarter of 2014.
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
As of September 30, 2014, the Company owned 30 hotels with an aggregate of 4,540 rooms located in 15 states and the District of Columbia. The Company also owns a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar (separate from the Inland JV), which was formed in the second quarter of 2014 to acquire, 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") comprising an aggregate of 6,094 rooms, and owns a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA.
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

The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of September 30, 2014, Island Hospitality Management Inc. (“IHM”), which is 90% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed 28 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of September 30, 2014, all of the NewINK JV hotels were managed by IHM. The Torrance JV hotel is managed by Marriott International, Inc. ("Marriott").

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
3.    Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014 and do not expect the implementation of the amended guidance to have a material impact on the Company's consolidated financial position or results of operations, but do expect these amendments to impact the Company's determination of which future property disposals qualify as discontinued operations as well as requiring additional disclosures about discontinued operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entities ability to continue within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company's financial position, results of operations or cash flows.
4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price (a) the Company's acquisition of four hotels located in the Silicon Valley region of California (hereinafter the "Silicon Valley Hotels"), which included the (i) Residence Inn Silicon Valley I hotel, (ii) Residence Inn Silicon Valley II hotel, (iii) Residence Inn San Mateo hotel and (iv) Residence Inn Mountain View hotel and (b) the Cherry Creek Hotel, based on the fair value on the date of their acquisition, was (dollars in thousands):

	Silicon Valley Hotels	Cherry Creek Hotel
Acquisition date	6/9/2014	8/29/2014
Number of Rooms	751	194
Land	$149,565	$3,700
Building and improvements	159,391	26,300
Furniture, fixtures and equipment	14,897	2,000
Cash	25	1
Restricted cash	—	—
Accounts receivable	959	56
Deferred costs, net	—	—
Prepaid expenses and other assets	289	17
Accounts payable and accrued expenses	—	(62)
Mortgage debt	—	—
Net assets acquired	$325,126	$32,012
Less: Fair value of interest in the Silicon Valley Hotels and NewINK JV	$(59,813)	$—
Net assets acquired, net of cash and Fair Value of interest in the Silicon Valley Hotels and New INK JV	$265,288	$32,011

The Company incurred acquisition costs of $0.3 million and $7.4 million, respectively, during the three and nine months ended September 30, 2014, and $1.3 million and $2.6 million, respectively, during the three and nine months ended September 30, 2013.
The amount of revenue and operating income from the new hotels acquired in 2014 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2014		September 30, 2014
	Revenue	Operating Income	Revenue	Operating Income

Silicon Valley Hotels	$12,836	$7,966	$15,911	$10,079
Cherry Creek Hotel	840	468	840	468
Total	$13,676	$8,434	$16,751	$10,547

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three and nine months ended September 30, 2014 and 2013 as if the acquisition of the hotels acquired in 2014 and 2013 had taken place on January 1, 2013 and 2012. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2013 and 2012, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Pro forma total revenue	$62,109	$54,694	$168,884	$149,120
Pro forma net income (loss)	$9,212	$4,820	$6,492	$72,556
Pro forma income (loss) per share:
Basic	$0.27	$0.14	$0.19	$2.13
Diluted	$0.27	$0.14	$0.19	$2.12
Weighted average Common Shares Outstanding
Basic	33,997,682	33,997,682	33,997,682	33,997,682
Diluted	34,322,214	34,257,976	34,294,856	34,228,814
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $65 thousand and $30 thousand as of September 30, 2014 and December 31, 2013, respectively.

6.    Investment in Hotel Properties
Investment in hotel properties as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$248,120	$94,847
Building and improvements	750,387	559,713
Furniture, fixtures and equipment	57,245	36,628
Renovations in progress	5,233	4,006
	1,060,985	695,194
Less accumulated depreciation	(66,137)	(42,317)
Investment in hotel properties, net	$994,848	$652,877
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV for $1.7 million. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company accounts for this investment under the equity method. During the three and nine months ended September 30, 2014 and 2013, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash generated from other activities and excess cash	$62	$25	$100	$25
Cash generated from financing activities	—	—	—	908
Total	$62	$25	$100	$933

The Company owned a 10.3% interest in a joint venture (the "Innkeepers JV") with Cerberus, which owned 51 hotels comprising an aggregate of 6,845 rooms until June 9, 2014. The Company accounted for this investment under the equity method. During the three and nine months ended September 30, 2014 and 2013, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash generated from other activities and excess cash	$—	$1,894	$411	$1,894
Cash generated from asset sales	—	130	—	130
Cash generated from financing activities	—	10,145	—	10,145
Total	$—	$12,169	$411	$12,169
On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51-hotels, owned by the Innkeepers JV to a new joint venture between affiliates of NorthStar and the Company’s operating partnership (the “NewINK JV”): NorthStar owns an 89.7% interest in 47-hotel portfolio. The remaining four hotels that were part of the 51-hotel Innkeepers JV Portfolio, each of which is a Residence Inn hotel located in Silicon Valley, CA, were purchased by the Company (see note 4). The Company accounts for its investment in the NewINK JV and its prior investment in the Innkeepers JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18.8 million and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47.9 million (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $66.7 million from the transaction. The Company's gain resulting from this transaction will be rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels.  As of September 30, 2014, the Company’s share of partners’ capital in the NewINK JV is approximately $20.4 million and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $17.5 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the three and nine months ended September 30, 2014 and 2013, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash generated from other activities and excess cash	$411	$—	$411	$—
Total	$411	$—	$411	$—

The Company’s ownership interest in the NewINK JV is subject to change in the event that either the Company or NorthStar calls for additional capital contributions to the respective JV's for certain non-discretionary requirements, or; solely in the case of a capital call by NorthStar, necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages each of the NewINK JV and the Torrance JV (collectively, the "JVs") and will receive a promote interest in each applicable JV if it meets certain return thresholds. NorthStar and Cerberus may also approve certain actions by each respective JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of each JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investment in the Innkeepers JV investment is $0.0 million at September 30, 2014. The Company's investment in the NewINK JV is $2.9 million at September 30, 2014. The Company's investment in the Torrance JV is $0.8 million at September 30, 2014. The Company has concluded that this adjustment is not material. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the Innkeepers JV and NewINK JV for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$67,160	$72,761	$203,730	$204,968
Total hotel operating expenses	37,994	39,386	114,352	114,747
Operating income	$29,166	$33,375	$89,378	$90,221
Net income (loss) from continuing operations	$6,104	$(7,225)	$(17,073)	$(11,777)
Gain (loss) on sale of hotels	$—	$341	$(5)	$(2,318)
Net income (loss)	$6,104	$(6,884)	$(17,078)	$(14,095)

Income allocable to the Company	$627	$(707)	$(1,755)	$(1,448)
Basis difference adjustment	185	—	185	—
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$812	$(707)	$(1,570)	$(1,448)

8.    Debt
The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	9/30/14 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2014	December 31, 2013
Senior Secured Revolving Credit Facility (1)	2.66%	November 5, 2016	$240,399	$—	$50,000
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	10,665	4,805	4,937
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	11,619	6,225	6,378
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,334	14,914	15,150
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	42,276	30,186	30,546
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,695	17,246	17,454
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	33,195	23,634	23,925
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,794	19,561	19,812
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	38,490	23,753	24,028
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	69,551	47,580	47,580
Residence Inn by Marriott Garden Grove, CA (2)	4.79%	April 6, 2024	43,282	34,000	32,253
Residence Inn by Marriott Silicon Valley I, CA (3)	4.64%	July 6, 2024	91,509	64,800	—
Residence Inn by Marriott Silicon Valley II, CA (3)	4.64%	July 6, 2024	100,401	70,700	—
Residence Inn by Marriott San Mateo, CA (3)	4.64%	July 6, 2024	71,759	48,600	—
Residence Inn by Marriott Mountain View, CA (3)	4.64%	July 6, 2024	55,525	37,900	—
SpringHill Suites by Marriott Savannah, GA (4)	4.62%	July 6, 2024	$38,585	$30,000	$—
Total			$931,079	$473,904	$272,063

(1)
Thirteen properties in the borrowing base serve as collateral for borrowings under the senior secured revolving credit facility at September 30, 2014. The interest rate for the senior secured revolving credit facility is variable and based on LIBOR plus 2.5%.

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

(4)
On July 2, 2014, the Company obtained a new mortgage loan secured by a first mortgage for the Savannah hotel. The loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 60 months.

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
At September 30, 2014 and December 31, 2013, the Company had $0.0 million and $50.0 million, respectively, of outstanding borrowings under its senior secured revolving credit facility. At September 30, 2014, the maximum borrowing availability under the senior secured revolving credit facility was $175.0 million.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2014 and December 31, 2013 was $476.3 million and $220.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2014 and December 31, 2013 was $0.0 million and $50.0 million, respectively.
As of September 30, 2014, the Company was in compliance with all of its financial covenants. At September 30, 2014, the Company’s consolidated fixed charge coverage ratio was 3.02. Future scheduled principal payments of debt obligations as of September 30, 2014, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2014 (remaining three months)	$658
2015	8,319
2016	9,555
2017	3,802
2018	3,980
Thereafter	447,590
Total	$473,904

9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, that are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Federal	$34	$21	$64	$56
State	10	9	21	19
Tax expense	$44	$30	$85	$75
At September 30, 2014, TRS 1 had a gross deferred tax asset associated with future tax deductions of $1.1 million. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0.0 million as of September 30, 2014.
10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.24 per share and distributions on long-term incentive plan (“LTIP”) units of $0.24 per unit for the three months ended September 30, 2014 and total common share dividends of $0.69 per share and distributions on LTIP units of $0.69 per unit for the nine months ended September 30, 2014. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2014	2/28/2014	$0.07	$0.07
February	2/28/2014	3/28/2014	0.07	0.07
March	3/31/2014	4/25/2014	0.07	0.07
1st Quarter 2014			$0.21	$0.21

April	4/30/2014	5/30/2014	$0.08	$0.08
May	5/30/2014	6/27/2014	0.08	0.08
June	6/30/2014	7/25/2014	0.08	$0.08
2nd Quarter 2014			$0.24	$0.24

July	7/31/2014	8/29/2014	$0.08	$0.08
August	8/29/2014	9/26/2014	0.08	0.08
September	9/30/2014	10/31/2014	$0.08	0.08
3rd Quarter 2014			$0.24	$0.24

Total 2014			$0.69	$0.69

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareholders	$8,700	$2,541	$72,174	$3,098
Dividends paid on unvested shares and units	(36)	(72)	(181)	(223)
Net income attributable to common shareholders	$8,664	$2,469	$71,993	$2,875
Denominator:
Weighted average number of common shares - basic	27,370,815	22,508,988	26,697,483	19,308,809
Effect of dilutive securities:
Unvested shares	324,532	260,294	297,174	231,132
Weighted average number of common shares - diluted	27,695,347	22,769,282	26,994,657	19,539,941
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.32	$0.11	$2.70	$0.15
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.31	$0.11	$2.67	$0.15

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested performance based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2014 and 2013, the Company issued 16,542 and 22,536 common shares, respectively, to its independent trustees as compensation for services performed in 2013 and 2012. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. The Company would have distributed 13,518 common shares for services performed in 2014 had this liability classified award been satisfied as of September 30, 2014. As of September 30, 2014, there were 2,296,458 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of September 30, 2014 are:

Award Type	Award Date	Total Shares Granted	Vested as of September 30, 2014
2012 Time-based Awards	2/23/2012	61,376	40,918
2012 Performance-based Awards	2/23/2012	53,191	35,462
2013 Time-based Awards	1/29/2013	40,829	13,611
2013 Performance-based Awards	5/17/2013	40,829	13,611
2014 Time-based Awards	1/31/2014	48,213	—
2014 Performance-based Awards	1/31/2014	38,805	—
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
A summary of the Company’s restricted share awards for the nine months ended September 30, 2014 and year ended December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	158,035	$12.39	140,077	$12.70
Granted	87,018	17.46	81,658	13.43
Vested	(65,412)	12.17	(63,700)	14.39
Non-vested at end of the period	179,641	$14.92	158,035	$12.39

As of September 30, 2014 and December 31, 2013, there were $1.8 million and $1.2 million, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2014, these costs were expected to be recognized over a weighted–average period of approximately 1.9 years. For the three months ended September 30, 2014 and 2013, the Company recognized approximately $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013, the Company recognized approximately $0.9 million and $0.7 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units
The Company recorded $0.2 million and $0.2 million in compensation expense related to the LTIP units for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.6 million in compensation expense related to the LTIP units for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, there was $0.4 million and $1.0 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 0.6 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units of one of the officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Four-fifths of these units have vested as of September 30, 2014. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Four-fifths of these units have vested as of September 30, 2014. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income.
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
At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Rent for 2014 is equal to approximately $29,000 per quarter.
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of September 30, 2014, for the remainder of 2014 and for each of the next four calendar years and thereafter (in thousands):

Amount
2014 (remaining three months)	$52
2015	210
2016	212
2017	214
2018	217
Thereafter	11,228
Total	$12,133

Management Agreements
The management agreements with Concord have an initial ten-year term that expires on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel to meet specified operating performance levels. If the Company were to terminate the management agreements during the first nine years of the term other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.
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
Base management fees are calculated as a percentage of the hotel's gross room revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Terms of the Company's management agreements at September 30, 2014 are as follows:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Courtyard Altoona	Concord	4.0%	1,211	—	—%
Springhill Suites Washington	Concord	4.0%	991	—	—%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	—	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	—	1.0%
Residence Inn Garden Grove	IHM	2.5%	1,000	—	1.0%
Residence Inn Mission Valley	IHM	2.5%	1,000	—	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	2.5%	1,000	—	1.0%
Residence Inn Washington DC	IHM	2.5%	1,000	—	1.0%
Residence Inn Tysons Corner	IHM	2.5%	1,000	—	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Management fees totaled approximately $1.9 million and $0.9 million, respectively, for the three months ended September 30, 2014 and 2013, respectively, and approximately $4.4 million and $2.4 million, respectively, for the nine months ended September 30, 2014 and 2013.

Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Terms of the Company's Franchise agreements as of September 30, 2014 are as follows:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2020
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	4.3%	5.5%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	3-5.0%	3.5%	2034
Franchise fees totaled approximately $4.7 million and $2.7 million, respectively, for the three months ended September 30, 2014 and 2013, respectively, and approximately $11.1 million and $6.8 million, respectively, for the nine months ended September 30, 2014 and 2013.
14.    Related Party Transactions
Mr. Fisher owns 90% of IHM. As of September 30, 2014, the Company had hotel management agreements with IHM to manage 28 of its hotels. As of September 30, 2014, all 47 hotels owned by the NewINK JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the three months ended September 30, 2014 and 2013 were $1.8 million and $1.0 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $4.1 million and $2.4 million, respectively. At September 30, 2014 and December 31, 2013, the amounts due to IHM were $0.9 million and $0.5 million, respectively.
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

15.    Subsequent Events
On September 17, 2014, a new joint venture between the Company and NorthStar entered into an agreement to purchase (the “Purchase Agreement”) from Inland, a 52-hotel, 6,976 room portfolio of upscale extended stay and premium branded select service hotels for a cash purchase price of approximately $1.1 billion, plus customary pro-rated amounts and closing costs. The Company refers to this portfolio as the “Inland Portfolio” and to this acquisition as the “Inland JV Acquisition.” The Company expects that the joint venture will issue approximately $818.0 million (subject to adjustment if the Purchase Option as described below is exercised) of non-recourse mortgage financing to fund a portion of the purchase price for the Inland Portfolio. Based on this anticipated amount of financing, the Company expects that its equity contribution to the purchase price for the Inland Portfolio will be approximately $28.0 million. Upon completion of the Inland JV Acquisition, NorthStar will own a 90% ownership interest in the Inland Portfolio and the Company will own the remaining 10% ownership interest.
The Inland Portfolio is comprised of high-quality brands, including the Courtyard by Marriott® brand (18 hotels), the Residence Inn by Marriott® brand (14 hotels), the Hilton Garden Inn by Hilton® brand (eight hotels), the Homewood Suites by Hilton® brand (six hotels), Hampton Inn or Hampton Inn and Suites by Hilton® brand (two hotels), aloft by Starwood® brand (two hotels), the SpringHill Suites by Marriott® brand (one hotel) and the Hyatt Place® brand (one hotel). The Inland Portfolio is located in 21 states, with concentrations in Texas (eleven hotels), New Jersey (six hotels), North Carolina (five hotels), New York (five hotels) and Virginia (four hotels). The Company has also signed a non-binding letter of intent with NorthStar pursuant to which it will negotiate an option to acquire from the joint venture four of the hotels included in the Inland Portfolio for a gross purchase price of approximately $107.0 million, plus customary pro-rated amounts and closing costs.

The Company expects the Inland JV Acquisition and its acquisition of four hotels from the Inland JV to be completed in the fourth quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. In this report, we use the terms “the Company, “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.
Statement Regarding Forward-Looking Information
The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry, our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated elsewhere in Part II, Item 1A of this report in the Company's Quarterly Report on Form 10-Q for the quarter ended June30, 2014 and in the Company's Current Report on Form 10-K filed with the SEC on September 24, 2014.
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
Our long-term goal is to maintain our leverage at a ratio of net debt to investment in hotels (at cost) at levels lower than current levels. However, we and our Board of Trustees are comfortable at levels in excess of current levels at this point of the hotel economic cycle especially given the borrowing rates available in today's credit markets. This provides us with balance sheet flexibility to use debt to fund external growth via acquisitions. Our leverage ratio at September 30, 2014 is 37.5%, which is up from 36% at December 31, 2013.
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

We are a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate our hotels. Therefore, our operating partnership, Chatham Lodging, L.P. (the “Operating Partnership”), and its subsidiaries lease our hotel properties to taxable REIT lessee subsidiaries (“TRS Lessees”), who in turn engage eligible independent contractors to manage the hotels. Each of these lessees is treated as a taxable REIT subsidiary for federal income tax purposes and is consolidated within our financial statements for accounting purposes. However, since we control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of the TRS Lessees are subject to taxation as regular C corporations, as defined in the Code, potentially reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.

Recent Developments

On September 17, 2014, a new joint venture between the Company and NorthStar entered into an agreement to purchase (the “Purchase Agreement”) from Inland, a 52-hotel, 6,976 room portfolio of upscale extended stay and premium branded select service hotels for a cash purchase price of approximately $1.1 billion, plus customary pro-rated amounts and closing costs. The Company refers to this portfolio as the “Inland Portfolio” and to this acquisition as the “Inland JV Acquisition.” The Company expects that the joint venture will issue approximately $860.0 million (subject to adjustment if the Purchase Option as described below is exercised) of non-recourse mortgage financing to fund a portion of the purchase price for the Inland Portfolio. Based on this anticipated amount of financing, the Company expects that its equity contribution to the purchase price for the Inland Portfolio will be approximately $29.0 million. Upon completion of the Inland JV Acquisition, NorthStar will own a 90% ownership interest in the Inland Portfolio and the Company will own the remaining 10% ownership interest.
The Inland Portfolio is comprised of high-quality brands, including the Courtyard by Marriott® brand (18 hotels), the Residence Inn by Marriott® brand (14 hotels), the Hilton Garden Inn by Hilton® brand (eight hotels), the Homewood Suites by Hilton® brand (six hotels), Hampton Inn or Hampton Inn and Suites by Hilton® brand (two hotels), aloft by Starwood® brand (two hotels), the SpringHill Suites by Marriott® brand (one hotel) and the Hyatt Place® brand (one hotel). The Inland Portfolio is located in 21 states, with concentrations in Texas (eleven hotels), New Jersey (six hotels), North Carolina (five hotels), New York (five hotels) and Virginia (four hotels). The Company has also signed a non-binding letter of intent with NorthStar pursuant to which it will negotiate an option to acquire from the joint venture four of the hotels included in the Inland Portfolio.
The Company expects the Inland JV Acquisition and its acquisition of four hotels from the Inland JV to be completed in the fourth quarter of 2014.
On September 24, 2014, the Company completed a follow-on common share offering of 6,900,000 shares (including 900,000 shares pursuant to the exercise of the underwriters' option to purchase additional shares) generating gross proceeds of $150.8 million and net proceeds to the Company of approximately $144.7 million. Proceeds from the September offering were used to pay down borrowings under the Company's senior secured revolving credit facility, including debt incurred in connection with the acquisition of the Cherry Creek Hyatt Place hotel in Glendale, CO (the "Cherry Creek Hotel") and to invest in additional hotel properties, including the Company's equity contribution towards the purchase price for the acquisition of a 52-hotel portfolio from Inland American Real Estate Trust, Inc. by a joint venture (the "Inland JV") with NorthStar Realty Finance Corp ("NorthStar") and the potential acquisition of four hotels by us from the joint venture for which we have an option to purchase (included within the 52 hotels) which is expected to close in the fourth quarter of 2014.
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
Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is currently forecast to grow in a range of 2.0% to 2.2% in 2014, unemployment is forecast to continue to decline and corporate profits and travel expenses are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the 5th year of RevPAR growth in what some believe will be a longer cycle. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw 5 consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR in 2013 was up 5.6% and was up 8.2% year to date through September 30, 2014 compared to the same periods in the respective prior year. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow approximately 6% in 2014 based on sustained economic growth, lack of new supply and increased business travel spending. Of the projected growth, industry analysts believe growth in ADR will comprise the majority of the expected RevPAR growth. Primary hotel franchisors Marriott, Hilton, Hyatt and Starwood are projecting fourth quarter 2014 and 2015 RevPAR growth in North America in a range of 5-7%. We are currently projecting RevPAR at our hotels to grow 5.5% to 7.5% in 2014 with ADR growth comprising approximately 60% of our projected RevPAR growth. Looking further ahead to 2015, Smith Travel Research and PKF Hospitality predict that RevPAR will continue to grow in 2015 with preliminary estimates between 4.9% and 6.7%.
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013
Results of operations for the three months ended September 30, 2014 include the operating activities of our 30 wholly-owned hotels and our investments in the NewINK JV and the Torrance JV. We owned 23 hotels at September 30, 2013 and owned a 10.3% joint venture interest in the Innkeepers JV and a 5.0% interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact that nine hotels were not owned by us for all of the third quarter of 2013. Four hotels were acquired during the second half of 2013, four hotels in the Silicon Valley, CA area were acquired on June 9, 2014 and one hotel in Glendale, CO was acquired on August 29, 2014.
As reported by Smith Travel Research, industry RevPAR for the three months ended September 30, 2014 and 2013 was up 9.2% and 5.5%, respectively, as compared to the third quarter for 2013 and 2012. RevPAR at our hotels, excluding the Cherry Creek Hotel, which was acquired on August 29, 2014 and only re-commenced operations in October 2013, was up 10.5% and 3.8%, respectively, in the third quarter of 2014 and 2013 as compared to the third quarter of 2013 and 2012. The third quarter of 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for most of the third quarter of 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013.

Revenues
Revenue consists of the following (in thousands):

	For the three months ended
	September 30, 2014	September 30, 2013	% Change
Room	$57,482	$33,182	73.2%
Food and beverage	666	368	81.0%
Other	2,098	1,362	54.0%
Cost reimbursements from unconsolidated real estate entities	416	458	(9.2)%
Total revenue	$60,662	$35,370	71.5%
Total revenue was $60.7 million for the quarter ended September 30, 2014, up $25.3 million compared to total revenue of $35.4 million for the 2013 period. Total revenue related to the four hotels acquired in the second half of 2013 contributed $8.4 million of the increase and the four hotels in Silicon Valley and Cherry Creek Hotel acquired in 2014 contributed $13.7 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $57.5 million and $33.2 million for the quarters ended September 30, 2014 and 2013, respectively, with $7.7 million of this increase attributable to the four hotels acquired in the second half of 2013 and $13.5 million attributable to the four hotels in Silicon Valley and the Cherry Creek Hotel acquired in 2014. For the 21 comparable hotels owned by us throughout both the 2014 and 2013 periods, room revenue was up $3.1 million, or 9.5%, driven primarily by RevPAR growth of 9.4%.
Food and beverage revenue was $0.7 million and $0.4 million for three months ended September 30, 2014 and 2013, respectively. The increase relates to the Denver Tech and Cherry Creek Hotels. The Denver Tech hotel was acquired in September 2013 and the Cherry Creek Hotel was acquired in August 2014 and have food and beverage operations.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2.1 million and $1.4 million for the quarters ended September 30, 2014 and 2013, respectively. Total other operating revenue related to the four hotels acquired in the second half of 2013 contributed $0.5 million of the increase and the four hotels in Silicon Valley and Cherry Creek Hotel contributed $0.2 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV and NewINK JVs where the Company is the employer, were $0.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 29 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented. Operations at the Cherry Creek Hotel did not begin until October 2013 and for this reason have been excluded form the results below:

	For the three months ended	For the three months ended
	September 30, 2014	September 30, 2013
Occupancy	88.1%	85.7%
ADR	$160.44	$149.57
RevPar	$141.82	$128.24
The RevPar increase of 10.5% was due to an increase in ADR of 7.6% and an increase in occupancy of 2.8%. Occupancy at the D.C. hotel increased 47.5% in the 2014 third quarter over the third quarter of 2013. The D.C. Hotel was rebranded to a Marriott Residence Inn in September 20, 2013.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	For the three months ended
	September 30, 2014	September 30, 2013	% Change
Hotel operating expenses:
Room	$10,672	$6,845	55.9%
Food and beverage	487	189	157.7%
Telephone	356	236	50.8%
Other	609	430	41.6%
General and administrative	4,439	3,159	40.5%
Franchise and marketing fees	4,694	2,663	76.3%
Advertising and promotions	1,059	738	43.5%
Utilities	2,148	1,492	44.0%
Repairs and maintenance	2,363	1,710	38.2%
Management fees	1,883	947	98.8%
Insurance	273	192	42.2%
Total hotel operating expenses	$28,983	$18,601	55.8%

Hotel operating expenses increased $10.4 million to $29.0 million for the three months ended September 30, 2014 from $18.6 million for the three months ended September 30, 2013. Total hotel operating expenses related to the four hotels acquired in the second half of 2013 contributed $4.0 million of the increase and the four hotels in Silicon Valley and Cherry Creek Hotel acquired in 2014 contributed $5.2 million of the increase. For the 21 comparable hotels, total hotel operating expenses increased $1.2 million or 6.4%.
Room expenses, which are the most significant component of hotel operating expenses, increased $3.9 million or 55.9% from $6.8 million in 2013 to $10.7 million in the third quarter of 2014. This compares to a 73.2% increase in room revenue over the same period in 2013 and as a percentage of room revenue, room expenses decreased from 20.6% in the third quarter of 2013 to 18.6% in 2014. Total room expenses related to the four hotels acquired in the second half of 2013 contributed $1.4 million of the increase and the four hotels in Silicon Valley and Cherry Creek Hotel acquired in 2014 contributed $1.8 million of the increase. For the 21 comparable hotels, total room operating expenses increased $0.7 million or 9.2% the third quarter of 2014. Expenses increased due to increased occupancy related expenses and other direct expenses that vary with revenue.
The remaining hotel operating expenses increased $6.5 million, from $11.8 million in the third quarter of 2013 to $18.3 million in the third quarter of 2014, which 55.8% increase is generally consistent with the increase in the number of rooms owned in 2014 compared to 2013 of 41.9%. The number of rooms for the quarter increased from 3,200 rooms in 2013 to 4,540 rooms in 2014 due to acquisitions. The increase in remaining hotel operating expenses attributable to the four hotels acquired in the second half of 2013 contributed $2.6 million of the increase and the four hotels in Silicon Valley and Cherry Creek Hotel acquired in 2014 contributed $3.5 million. Food and beverage expense increased due to the Denver Tech hotel that was acquired during the third quarter of 2013 and the Cherry Creek Hotel acquired in the third quarter of 2014, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $5.6 million from $4.7 million for the three months ended September 30, 2013 to $10.3 million for the three months ended September 30, 2014. The increase is due to the four hotels acquired in the second half of 2013, which contributed $1.4 million of the increase, while the four hotels in Silicon Valley and Cherry Creek Hotel acquired in 2014 contributed $4.0 million of the increase. The remaining increase is attributable to renovations performed in 2013 and 2014. Depreciation is recorded on our hotel buildings up to 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance
Total property taxes and insurance expenses increased $1.1 million from $2.2 million for the three months ended September 30, 2013 to $3.3 million for the three months ended September 30, 2014. The four hotels acquired in the second half of 2013 contributed $0.3 million of the increase, while the four hotels in Silicon Valley and the Cherry Creek Hotel acquired in 2014 contributed $0.6 million of the increase.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.6 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively) increased $0.7 million to $2.1 million in 2014 from $1.4 million in 2013, with the increase due to higher employee compensation of $0.5 million related to employee incentive compensation and a $0.2 million increase in franchise or state registration taxes.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $1.0 million from $1.3 million for the three months ended September 30, 2013 to $0.3 million for the three months ended September 30, 2014. Hotel property acquisition costs of $0.3 million in the 2014 period related to our acquisitions of the four recently acquired Silicon Valley hotels and the Cherry Creek Hotel. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers and NewINK JVs where the Company is the employer were $0.4 million and $0.5 million for the quarters ended September 30, 2014 and 2013, respectively. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $53 thousand from $9 thousand for the three months ended September 30, 2013 to $62 thousand for the three months ended September 30, 2014.
Interest Expense, including amortization of deferred fees
Interest expense increased $3.9 million from $2.8 million for the three months ended September 30, 2013 to $6.7 million for the three months ended September 30, 2014 and is comprised of the following (in thousands):

	For the three months ended
	September 30, 2014	September 30, 2013	% Change

Mortgage debt interest	$5,720	$2,234	156.0%
Credit facility interest and unused fees	606	288	110.4%
Amortization of deferred financing costs	388	253	53.4%
Total	$6,714	$2,775	141.9%

The increase in interest expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is due to interest expense of $3.0 million on loans issued after the third quarter of 2013 of $336.6 million, including the four new loans having an aggregate principal balance of $222.0 million on the four Silicon Valley hotels issued on June 9, 2014 and $30.0 million on the Savannah hotel issued on July 2, 2014. The increase in deferred financing costs relates to the new loans issued after the third quarter of 2013. Credit facility interest increased due to higher average weighted borrowings of $68.9 million in 2014 compared to $27.8 million in 2013.

Income (loss) from Unconsolidated Real Estate Entities
Income (loss) from unconsolidated real estate entities increased $1.5 million from a loss of $0.7 million for the three months ended September 30, 2013 to income of $0.8 million for the three months ended September 30, 2014. The increase is due to better operating results as well as lower interest and lower depreciation expense due to lower asset values as a result of fewer hotels in the NewINK JV as compared to the Innkeepers JV.
Income Tax Expense
Income tax expense increased $14 thousand from $30 thousand for the three months ended September 30, 2013 to $44 thousand for the three months ended September 30, 2014. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income
Net income was $8.7 million for the three months ended September 30, 2014, compared to net income of $2.5 million for the three months ended September 30, 2013. The net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of this report, our Annual Report on Form 10-K for the year ended December 31, 2013, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and in the Company's Current Report on Form 8-K filed with the SEC on September 24, 2014.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013
Results of operations for the nine months ended September 30, 2014 include the operating activities of our 30 wholly-owned hotels and our investments in the NewINK JV (from June 9, 2014 to September 30, 2014), Innkeepers JV (from January 1, 2014 to June 8, 2014) and the Torrance JV. We owned 19 hotels and a 10.3% interest in the Innkeepers JV at December 31, 2012. Accordingly, the comparisons below are influenced by the fact that six hotels and the Torrance JV were acquired during 2013, four hotels in the Silicon Valley, CA area were acquired on June 9, 2014 and the Cherry Creek Hotel in Glendale, CO was acquired on August 29, 2014.
As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2014 and 2013 was up 8.2% and up 5.6%, respectively, as compared to the same period in 2013 and 2012. RevPAR at our hotels was up 9.4% and 4.2%, respectively, in the 2014 and 2013 periods as compared to 2013 and 2012. Our RevPAR performance in 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for nearly nine months in 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013.
Revenues
Revenue consists of the following (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013	% Change
Room	$135,417	$86,377	56.8%
Food and beverage	1,879	717	162.1%
Other	5,727	3,575	60.2%
Cost reimbursements from unconsolidated real estate entities	1,581	1,226	29.0%
Total revenue	$144,604	$91,895	57.4%

Total revenue was $144.6 million for the nine months ended September 30, 2014, up $52.7 million compared to total revenue of $91.9 million for the 2013 period. Total revenue related to the six hotels acquired during 2013 contributed $27.6 million of the increase and the four hotels in Silicon Valley and the Cherry Creek Hotel acquired during 2014 contributed $16.8 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $135.4 million and $86.4 million for the nine months ended September 30, 2014 and 2013, respectively, with $25.0 million of this increase attributable to the six hotels acquired during 2013 and $16.5 million attributable to the four Silicon Valley hotels and Cherry Creek Hotel. For the 19 comparable hotels, room revenue was up $7.5 million, or 9.5%, driven primarily by RevPAR growth of 9.5%.
Food and beverage revenue was $1.9 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase relates to the Hyatt Place Pittsburgh Hotel, the Houston Courtyard Hotel, the Denver Tech Hotel and Cherry Creek Hotel, which were acquired during or after the first quarter of 2013 and have food and beverage operations.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $5.7 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively. Total other operating revenue related to the six hotels acquired during 2013 contributed $1.4 million of the increase and the four hotels in Silicon Valley and the Cherry Creek Hotel acquired in 2014 contributed $0.2 million with the remaining increase of $0.4 million attributable to increased occupancy.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers and NewINK JVs where the Company is the employer, were $1.6 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is due to higher annual incentive compensation for dedicated joint venture employees.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 29 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented. Operations at the Cherry Creek Hotel did not begin until October 2013 and for this reason have been excluded from the results below:

	For the nine months ended	For the nine months ended
	September 30, 2014	September 30, 2013
Occupancy	84.3%	81.4%
ADR	$153.65	$145.20
RevPar	$129.47	$118.23
The RevPAR increase of 9.4% was due to an increase in ADR of 5.8% and an increase in occupancy of 3.5%. Occupancy at the D.C. hotel increased 43.6% in 2014 over 2013. Excluding the D.C. hotel, 2014 RevPAR was up 8.0%.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013	% Change
Hotel operating expenses:
Room	$27,229	$18,460	47.5%
Food and beverage	1,386	506	173.9%
Telephone	929	643	44.5%
Other	1,559	1,157	34.7%
General and administrative	11,712	8,493	37.9%
Franchise and marketing fees	11,088	6,807	62.9%
Advertising and promotions	2,749	2,046	34.4%
Utilities	5,250	3,675	42.9%
Repairs and maintenance	6,419	4,711	36.3%
Management fees	4,373	2,430	80.0%
Insurance	706	540	30.7%
Total hotel operating expenses	$73,400	$49,468	48.4%

Hotel operating expenses increased $23.9 million to $73.4 million for the nine months ended September 30, 2014 from $49.5 million in 2013. Total hotel operating expenses related to the six hotels acquired during 2013 contributed $14.1 million of the increase and the four hotels in Silicon Valley and the Cherry Creek Hotel acquired in 2014 contributed $6.2 million of the increase. For the 19 comparable hotels, total hotel operating expenses increased $3.6 million or 8.0%.

Room expenses, which are the most significant component of hotel operating expenses, increased $8.7 million from $18.5 million in 2013 to $27.2 million in 2014. Total room expenses related to the six hotels acquired during 2013 contributed $5.1 million of the increase and the four hotels in Silicon Valley and the Cherry Creek Hotel acquired in 2014 contributed $2.1 million of the increase. For the 19 comparable hotels, total room operating expenses increased $1.5 million or 9.2%. Expenses increased due to increased occupancy related expenses and other direct expenses that vary with revenue. Accordingly, room expenses increased 47.5% compared to the 58.6% increase in room revenue.

The remaining hotel operating expenses increased $15.1 million, from $31.0 million in 2013 to $46.1 million in 2014, which 48.9% increase is consistent with the increase in the number of rooms owned in 2014 compared to 2013 of 41.9%. The number of rooms for the year increased from 3,200 rooms in 2013 to 4,540 rooms in 2014 due to acquisitions. The increase in remaining hotel operating expenses attributable to the acquisitions since the second half of 2013 of $11.7 million. Food and beverage expense increased due to the Hyatt Place Pittsburgh, Houston Courtyard, Denver Tech and Cherry Creek hotels that were acquired during or after the first quarter of 2013 and have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $11.5 million from $12.5 million for the nine months ended September 30, 2013 to $24.0 million for the nine months ended September 30, 2014. The increase is due to the six hotels acquired during 2013, which contributed $5.1 million of the increase, while the four hotels in Silicon Valley and Cherry Creek Hotel acquired in 2014 contributed $5.0 million of the increase. The remaining increase is attributable to renovations performed in 2013 and 2014. Depreciation is recorded on our hotel buildings up to 40 years from the date of acquisition. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance
Total property taxes and insurance expenses increased $2.4 million from $6.3 million for the nine months ended September 30, 2013 to $8.7 million for the nine months ended September 30, 2014. The six hotels acquired during 2013 contributed $1.3 million of the increase and the four hotels in Silicon Valley and the Cherry Creek Hotel acquired in 2014 contributed $0.8 million of the increase. The remainder of the increase of $0.3 million is for increased values at the 19 comparable hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.8 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively) increased $1.2 million to $5.6 million in 2014 from $4.4 million in 2013 with the increase due to higher employee compensation of $1.0 million associated with additional employees, base salary and incentive compensation and $0.2 million increase in franchise and state registration taxes.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges increased $4.8 million from $2.6 million for the nine months ended September 30, 2013 to $7.4 million for the nine months ended September 30, 2014. Hotel property acquisition cost of $5.0 million in the 2014 period related to our acquisitions of the four Silicon Valley hotels and the Cherry Creek Hotel as well as costs related to the NewINK JV transaction. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $1.9 million in the 2014 period related to matters associated with the unsolicited offer from Blue Mountain Capital Management and matters related to its proxy settlement agreement with the HG Vora Group. The expense is primarily comprised of attorney's fees of $1.0 million and financial advisory expenses of $0.9 million.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers and NewINK JVs where the Company is the employer were $1.6 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $35 thousand from $124 thousand for the nine months ended September 30, 2013 to $89 thousand for the nine months ended September 30, 2014.
Interest Expense, including amortization of deferred fees
Interest expense increased $6.4 million from $8.4 million for the nine months ended September 30, 2013 to $14.8 million for the nine months ended September 30, 2014 due to increased borrowings necessary to fund our acquisitions in 2013 and 2014 and is comprised of the following (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013	% Change

Mortgage debt interest	$11,910	$6,081	95.9%
Credit facility interest and unused fees	1,768	1,543	14.6%
Amortization of deferred financing costs	1,137	809	40.5%
Total	$14,815	$8,433	75.7%

The increase in interest expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is due to interest expense of $5.4 million on loans issued in 2013 and 2014 of $343.8 million, including the four new loans with an aggregate principal balance of $222.0 million secured by the four Silicon Valley hotels and a new loan of $30.0 million secured by the Savannah hotel issued July 2, 2014. Higher credit facility interest is due to an increase in the weighted average borrowings of $67.4 million in 2014 compared to $62.9 million in 2013. The increase in deferred financing costs relates to the new loans issued in 2013 and 2014.

Loss on early extinguishment of debt

Loss on early extinguishment of debt decreased $0.7 million from $0.9 million for the nine months ended September 30, 2013 to $0.2 million for the nine months ended September 30, 2014 due to refinancing or paying off four loans in 2013 and one loan in 2014.
Income (loss) from Unconsolidated Real Estate Entities
Income (loss) from unconsolidated real estate entities was relatively in line with a loss of $1.4 million for the nine months ended September 30, 2013 versus a loss of $1.5 million for the nine months ended September 30, 2014.
Gain on Sale from Unconsolidated Real Estate Entities
Gain on sales from unconsolidated real estate entities increased $66.7 million from 2013. The increase is due to the sale of Cerberus' 89.7% interest in 51 hotels in the Innkeepers JV.
Income Tax Expense
Income tax expense increased $10 thousand from $75 thousand for the nine months ended September 30, 2013 to $85 thousand for the nine months ended September 30, 2014. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net income
Net income was $72.4 million for the nine months ended September 30, 2014, compared to net income of $3.1 million for the nine months ended September 30, 2013. The net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of this report, our Annual Report on Form 10-K for the year ended December 31, 2013, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and in the Company's Current Report on Form 8-K filed with the SEC on September 24, 2014.

Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, (4) Adjusted EBITDA and (5)Hotel EBITDA. These non-GAAP financial measures could be considered along with, but not as alternatives to, net income or loss as prescribed by GAAP as a measure of our operating performance.
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
The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Funds From Operations (“FFO”):
Net income	$8,832	$2,541	$72,414	$3,098
Noncontrolling interests	(132)	—	(240)	—
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	—	(66,701)	—
Loss (gain) on the sale of assets within the unconsolidated real estate entity	—	(35)	1	238
Depreciation	10,238	4,726	23,862	12,466
Adjustments for unconsolidated real estate entity items	1,038	1,305	3,472	3,832
FFO attributable to common shareholders	19,976	8,537	32,808	19,634
Hotel property acquisition costs and other charges	335	1,345	7,376	2,581
Loss on early extinguishment of debt	—	—	184	933
Adjustments for unconsolidated real estate entity items	(190)	954	2,031	962
Adjusted FFO	$20,121	$10,836	$42,399	$24,110
Weighted average number of common shares
Basic	27,370,815	22,508,988	26,697,483	19,308,809
Diluted	27,695,347	22,769,282	26,994,657	19,539,941
Diluted per share count may differ from GAAP per share count when FFO or Adjusted FFO is positive. Unvested restricted shares and unvested long-term incentive plan units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded because they would have been anti-dilutive for the periods presented.
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
The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$8,832	$2,541	$72,414	$3,098
Interest expense	6,714	2,775	14,815	8,433
Income tax expense	44	30	85	75
Depreciation and amortization	10,273	4,748	23,953	12,526
Adjustments for unconsolidated real estate entity items	1,981	2,775	7,369	8,279
Noncontrolling interests	(132)	—	(240)	—
EBITDA	27,712	12,869	118,396	32,411
Hotel property acquisition costs and other charges	335	1,345	7,376	2,581
Loss on early extinguishment of debt	—	—	184	933
Adjustments for unconsolidated real estate entity items	(168)	954	2,130	960
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	—	(66,701)	—
Loss (gain) on the sale of assets within the unconsolidated real estate entity	—	(35)	1	240
Share based compensation	627	509	1,840	1,589
Adjusted EBITDA	$28,506	$15,642	$63,226	$38,714
The following is a presentation of Hotel EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended		For the For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Total revenue	$60,246	34,912	$143,023	$90,669
Total hotel operating expenses	28,983	18,601	73,400	49,468
Gross operating income	31,263	16,311	69,623	41,201
Less property taxes and insurance	3,254	2,297	8,712	6,329
Hotel EBITDA	$28,009	$14,014	$60,911	$34,872
We present Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods. Hotel EBITDA represents the results of operations for the hotels only.

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
Sources and Uses of Cash
Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs, debt repayments and distributions to equity holders.
As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $67.1 million and $4.2 million, respectively. We typically maintain approximately $5.0 million of unrestricted cash and cash equivalents but on September 24, 2014, we raised net proceeds of $144.7 million in anticipation of acquiring four hotels from the Inland Portfolio in addition to funding our investment in the Inland JV in the fourth quarter of 2014. Additionally, we had $175.0 million available under our $175.0 million senior secured revolving credit facility as of September 30, 2014.
For the nine months ended September 30, 2014, net cash flows provided by operations were $37.5 million, driven by net income of $72.4 million offset by $38.1 million of non-cash items, including $25.1 million of depreciation and amortization, $0.2 million from the extinguishment of debt, $1.8 million of share-based compensation expense and $1.5 million related to the loss from unconsolidated entities, offset by a net gain from the sale of interests in unconsolidated real estate entities of $66.7 million. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $3.2 million. Net cash flows used in investing activities were $317.2 million, primarily related to the purchase of the four Silicon Valley hotels and the Cherry Creek Hotel for $297.3 million, capital improvements on our 30 wholly owned hotels of $10.1 million, $10.7 million related to required escrow deposits of restricted cash, reduced by distributions of $0.9 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $342.5 million, comprised of proceeds from the issuance of new mortgage loans of $286.0 million, $150.8 million raised from our September 2014 follow-on common share offering, $16.1 million raised from our At The Market Equity Offering ("ATM Plan"), net repayments on our senior secured revolving credit facility of $50.0 million, principal payments or payoffs on mortgage debt of $34.2 million, payments of deferred financing and offering costs of $7.9 million and distributions to shareholders of $18.3 million.

For the nine months ended September 30, 2013, net cash flows provided by operations were $22.0 million, comprised of net income of $3.1 million and primarily non-cash expenses, including $13.4 million of depreciation and amortization, $0.9 million from the extinguishment of debt, $1.6 million of share-based compensation expense and a $1.4 million from the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $1.6 million. Net cash flows used in investing activities were $119.6 million, primarily related to the purchase of the Houston Courtyard Hotel and Pittsburgh Hotel, Exeter Hotel and Denver Tech Hotel of $117.8 million, capital improvements on our 23 wholly owned hotels of $11.2 million, investment in the Torrance JV of $1.7 million, $2.1 million related to the required escrow deposits of restricted cash, reduced by distributions of $13.1 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $153.6 million, comprised primarily of $193.8 million raised from our January, June and September 2013 follow-on common share offerings, and proceeds from the issuance of refinanced and new mortgage loans of $117.0 million, offset by new repayments on our senior secured revolving credit facility of $31.0 million, principal payments on mortgage debt of $101.6 million, payments of deferred financing and offering costs of $10.8 million and distributions to shareholders of $13.9 million.
We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend. In April 2014, we changed the monthly dividend and distribution from $0.07 to $0.08 per common share and LTIP unit. We declared total dividends of $0.63 and $0.69 per common share and LTIP unit for the nine months ended September 30, 2013 and 2014, respectively.
Liquidity and Capital Resources
We intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) to a level lower than where we currently operate, and a subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. However, our Board of Trustees believes that monitoring higher leverage levels at this stage of the lodging recovery cycle is appropriate, so we will continue to make acquisitions or hotel investments where suitable. Our leverage ratio at September 30, 2014 is 37.5%, which is up from 36% at December 31, 2013. We will pay down borrowings on our secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At September 30, 2014 and December 31, 2013, we had $0.0 million and $50.0 million, respectively, in borrowings under our senior secured revolving credit facility. At September 30, 2014, there were 13 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the revolving credit facility was approximately $175.0 million. We also had mortgage debt on individual hotels aggregating $473.9 million and $222.1 million at September 30, 2014 and December 31, 2013, respectively.
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
The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2014. We expect to meet all financial covenants during the remainder of 2014 based upon our current projections.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility or through the encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities, including through our dividend reinvestment and share purchase plan ("DRSPP") or ATM Plan, each as described below, or the possible sale of existing assets.
Through our $25.0 million DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of September 30, 2014, we had issued 1,074 shares under the DRSPP at a weighted average price of $22.24. As of September 30, 2014, there was approximately $24.9 million of common shares available for issuance under the DRSPP.
In January 2014, we also established an ATM Plan whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. acting as sales agent. For the three and nine months ended September 30, 2014, we issued 219,000 and 705,820 shares under the ATM Plan at a weighted average price of $23.26 and $22.76 raising net proceeds after sales commissions and fees of approximately $5.1 million and $16.1 million, respectively. As of September 30, 2014, there was approximately $33.9 million available for issuance under the ATM Plan.
We intend to continue to invest in hotel properties only as suitable opportunities arise. We intend to finance our future investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in our operating partnership or other securitiesm borrowings or asset sales. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our Board of Trustees approved a change in the frequency of our dividend payments to monthly in January 2013, with a targeted monthly dividend of $0.07 per common share and LTIP unit for 2013. In April 2014, our Board of Trustees approved an increase to our monthly dividend and distribution to $0.08 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the nine months ended September 30, 2014 were $0.69 per common share and LTIP unit.
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
For the three months ended September 30, 2014 and 2013, we invested approximately $2.1 million and $4.3 million, respectively, and for the nine months ended September 30, 2014 and 2013, we invested approximately $9.8 million and $13.0 million, respectively, on capital investments in our hotels. We expect to invest an additional $6.2 million on capital improvements on our existing hotels for the remainder of 2014.
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

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at September 30, 2014, other than non-recourse debt associated with the NewINK JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$34	$10	$24	$—	$—
Revolving credit facility, including interest (1)	1,327	153	1,174	—	—
Ground leases	12,133	52	422	431	11,228
Property loans, including interest (1)	652,578	6,923	61,507	50,425	533,723
Total	$666,072	$7,138	$63,127	$50,856	$544,951

(1)
Does not reflect paydowns or additional borrowings under the senior secured revolving credit facility after September 30, 2014. Interest payments are based on the interest rate in effect as of September 30, 2014. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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

Recently Issued Accounting Standards
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014 and do not expect the implementation of the amended guidance to have a material impact on the Company's consolidated financial position or results of operations, but do expect these amendments to impact the Company's determination of which future property disposals qualify as discontinued operations as well as requiring additional disclosures about discontinued operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on it financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entities ability to continue within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company's financial position, results of operations or cash flows.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2014 and December 31, 2013 was $476.3 million and $220.0 million, respectively.
At September 30, 2014, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2014 that are sensitive to changes in interest rates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	$—	—	—	—	$—	$—
Average interest rate (1)	—	—	2.66%	—	—	—	2.66%
Fixed rate:
Debt	$658	$8,319	$9,555	$3,802	$3,980	$447,590	$473,904	$476,349
Average interest rate	4.88%	5.41%	5.51%	4.77%	4.77%	4.69%	4.72%

(1)	LIBOR of 0.16% plus a margin of 2.50% at September 30, 2014.

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
Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, other than the updates included in Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 and the updates included in Item 8.01 in the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Form of Amended and Restated Declaration of Trust of Chatham Lodging Trust(1)

3.2	Articles Supplementary(2)

3.3	Amended and Restated Bylaws of Chatham Lodging Trust(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2013.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 13, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	November 6, 2014	/s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)