Form 10-K
period 2014-12-31
Chatham Lodging Trust
filed 2015-03-16
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the 26,877,757 common shares of beneficial interest held by non-affiliates of the registrant was $588,622,878.30 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2014.
The number of common shares of beneficial interest outstanding as of March 16, 2015 was 38,298,287.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2015) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," or similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include those discussed in "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein.
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
The Company had no operations prior to the consummation of its initial public offering ("IPO") in April 2010. The net proceeds from our share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as non-controlling interests on our consolidated balance sheets.
From its inception through December 31, 2014, the Company has completed the following offerings of its common shares of beneficial interest, $0.01 par value per share ("common shares"):

Type of Offering	Date	Shares Issued	Price per Share	Gross Proceeds (in millions)	Net Proceeds (in millions)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500.0	$158,700.0
Private placement offering (1)	4/21/2010	500,000	20.00	10,000.0	10,000.0
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000.0	60,300.0
Over-allotment option	2/8/2011	600,000	16.00	9,600.0	9,100.0
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400.0	48,400.0
Over-allotment option	1/31/2013	92,677	14.70	1,400.0	1,300.0
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600.0	70,000.0
Over-allotment option	6/28/2013	475,823	16.35	7,800.0	7,400.0
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600.0	56,700.0
Over-allotment option	10/11/2013	487,500	18.35	8,900.0	8,500.0
Follow-on common share offering	9/24/2014	6,000,000	0.02185	131,100	125,600
Over-allotment option	9/24/2014	900,000	0.02185	19,700	18,900
		32,931,000		$609,600	$574,900

(1) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer ("Mr. Fisher") in a private placement concurrent with the closing of its IPO.

In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2014 and 2013, respectively, we had issued 2,083 and 0 shares under the DRSP at a weighted average price of $24.38. As of December 31, 2014, there was approximately $24.9 million of commons shares available for issuance under the DRSPP.
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald &Co. ("Cantor") acting as sales agent. As of December 31, 2014 and 2013, respectively, we had issued 880,820 and 0 shares under the ATM Plan at a weighted average price of $23.54 in addition to the offerings discussed above. As of December 31, 2014, there was approximately $29.3 million commons shares available for issuance under the ATM Plan.

On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s existing “at-the-market” offering program for its common shares of beneficial interest, par value $0.01 per share (the “Common Shares”).
As of December 31, 2014, the Company owned 34 hotels with an aggregate of 5,115 (unaudited) rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,094 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 (unaudited) rooms, and (iii) held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV, Inland JV and Torrance JV collectively as the ("JVs").
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. The Company indirectly owns its (i) 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) its 5% interest in the Torrance JV through the Operating Partnership. All of the NewINK JV hotels, Inland JV hotels and the Torrance JV hotel are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2014, Island Hospitality Management Inc. (“IHM”), which was 90% owned by Mr. Fisher, managed 32 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of December 31, 2014, all of the NewINK JV hotels were managed by IHM. As of December 31, 2014, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel is managed by Marriott.

As of December 31, 2014, our wholly owned hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (twelve hotels) and Homewood Suites by Hilton® brand (nine hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (four hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (two hotels), the Hilton Garden Inn by Hilton® brand (two hotels) and the Hyatt Place® brand (two hotels).

We primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton® and Residence Inn by Marriott®. Upscale extended-stay hotels typically have the following characteristics:

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

We also invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn and Suites®, Hyatt Place®,Hilton Garden Inn by Hilton®and SpringHill Suites by Marriott®. The service and amenity offerings of these hotels typically include complimentary breakfast, high-speed internet access, local calls, in-room movie channels, and daily linen and room cleaning service.

The following sets forth certain information with respect to our 34 wholly-owned hotels at December 31, 2014:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	IHM	11/3/2010	2008	145	$32.0 million	$220,690	$19.9 million
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	$6.2 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	$4.8 million
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	134	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$14.8 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$34.0 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$30.1 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$17.2 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$23.5 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	122	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$19.5 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$23.6 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$47.6 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	112	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	194	$32 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	179	$33.0 million	$184,392	—

Total					5,115	$1,123.8 million	$219.707	$527.7 million

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

•
Opportunistic hotel repositioning:  We employ value-added strategies, such as re-branding, renovating, expanding or changing management, when we believe such strategies will increase the operating results and values of the hotels we acquire.

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

•
Flexible selection of hotel management companies:  We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 90% owned by Mr. Fisher, that currently manages 32 of our wholly owned hotels, all of the hotels owned by the NewINK JV and 34 hotels owned by the Inland JV. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be lower than the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. While we intend to maintain our leverage over the long term at lower levels, our Board of Trustees believes that maintaining higher leverage levels at this stage of the lodging cycle is appropriate, as interest rates on a historical basis are very attractive. At December 31, 2014, our leverage ratio was approximately 44 percent, which increased from 36 percent at December 31, 2013. Over time, we intend to finance our growth with issuances of common shares, preferred shares and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which they operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates, our average daily rates ("ADR") and revenue per available room (“RevPAR”), and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.
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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA") to the extent that such properties are "public accommodations" as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in which we own interests (including the JV properties) substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and one or more properties may not be fully compliant with the ADA.

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA took effect. The new guidelines have caused us to renovate some of our hotel properties and to incur costs to become fully compliant.

If we or any of our joint ventures are required to make substantial modifications to our wholly-owned or joint venture hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders could be adversely affected. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

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

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest prior to our investment, such surveys are limited in scope. As a result, there can be no assurance that a Phase I environmental survey will uncover any or all hazardous or toxic substances on a property prior to our investment in that property. We cannot assure you that:

•	there are not existing environmental liabilities related to our properties of which we are not aware;

•	future laws, ordinances or regulations will not impose material environmental liability; or

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
Hotel Management Agreements
The management agreements with Concord have an initial ten-year term that expire on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If the Company were to terminate the management agreements during the first nine years of the initial term other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.
The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels.

Terms of our management agreements for our 34 wholly owned hotels are as follows:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Courtyard Altoona	Concord	4.0%	1,211	—	—
Springhill Suites Washington	Concord	4.0%	991	—	—
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	—	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	—	1.0%
Residence Inn Garden Grove	IHM	2.5%	1,000	—	1.0%
Residence Inn Mission Valley	IHM	2.5%	1,000	—	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	2.5%	1,000	—	1.0%
Residence Inn Washington DC	IHM	2.5%	1,000	—	1.0%
Residence Inn Tysons Corner	IHM	2.5%	1,000	—	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Base management fees are calculated as a percentage of the hotel's gross revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Management fees totaled approximately $6.1 million, $3.8 million and $2.9 million, respectively, for the years ended December 31, 2014, 2013 and 2012. Incentive management fees paid to IHM for the years ended December 31, 2014, 2013 and 2012 were $0.2 million, $0.1 million and $16.0 thousand, respectively. There have been no incentive management fees paid to Concord.
Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements for its 34 wholly owned hotels as of December 31, 2014 are as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc	4%	4%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc	4%	4%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc	4%	4%	2025
Homewood Suites by Hilton Dallas-Market Center	Promus Hotels, Inc	4%	4%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4%	4%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc	4%	4%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	Promus Hotels, Inc	4%	4%	2028
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	5%	4%	2020
Courtyard Altoona	Marriott International, Inc	5.5%	2%	2030
Springhill Suites Washington	Marriott International, Inc	5%	2.5%	2030
Residence Inn Long Island Holtsville	Marriott International, Inc	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc	5%	2.5%	2031
Residence Inn Mission Valley	Marriott International, Inc	5%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc	4%	4%	2026
Residence Inn Washington DC	Marriott International, Inc	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc	5%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6%	4%	2032
Courtyard Houston	Marriott International, Inc	5.5%	2%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6%	4%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	4.3%	5.5%	2028
Residence Inn Bellevue	Marriott International, Inc	5.5%	2.5%	2033
Springhill Suites Savannah	Marriott International, Inc	5%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	3-5%	3.5%	2034
Courtyard Addison	Marriott International, Inc	5.5%	2%	2029
Courtyard West University Houston	Marriott International, Inc	5.5%	2%	2029
Residence Inn West University Houston	Marriott International, Inc	6%	2%	2024
Hilton Garden Inn Burlington	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2029
Franchise fees totaled approximately $15.1 million, $9.4 million $7.5 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Ground Leases
The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $7,000 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased on an annual basis by two and one-half percent (2.5%).
At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs.
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases for the next five years and thereafter as of December 31, 2014 (in thousands):

Amount
2015	$210
2016	212
2017	214
2018	217
2019	219
Thereafter	11,009
Total	$12,081

Employees

As of March 16, 2015, we had 45 employees, 37 of which are shared with or allocated to the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees is represented by a collective bargaining agreement, however, certain employees of IHM are represented under a collective bargaining agreement.

Available Information

Our Internet website is www.chathamlodgingtrust.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3,4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, our website includes corporate governance information, including the charters for committees of our Board of Trustees, our Corporate Governance Guidelines, Conflict of Interest Policy and our Code of Business Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Chatham Lodging Trust, 50 Cocoanut Row, Suite 211, Palm Beach, FL 33480. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

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

The success of our growth strategy depends on access to capital through use of excess cash flow, borrowings or subsequent issuances of common shares or other securities. Acquisitions of new hotel properties will require significant additional capital and existing hotels (including those owned through joint ventures) require periodic capital improvement initiatives to remain competitive. We may not be able to fund acquisitions or capital improvements solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to satisfy the requirements for qualification as a REIT for federal income tax purposes. As a result, our ability to fund capital expenditures for acquisitions through retained earnings is very limited. Our ability to grow through acquisitions of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on capital markets conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

In order for us to qualify as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. The TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Jeffrey H. Fisher, our chief executive officer, controls IHM, a hotel management company that manages 32 of our hotels, all of the 47 hotels owned by the NewINK JV, 34 of the hotels owned by the Inland JV, as of December 31, 2014, and may manage additional hotels that we acquire in the future. See - "There are conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

Our management agreements could adversely affect the sale or financing of hotel properties and, as a result, our operating results and ability to make distributions to our shareholders could suffer.

While we would prefer to enter into flexible management contracts that will provide us with the ability to replace hotel managers on relatively short notice and with limited cost, we may enter into, or acquire properties subject to, management contracts that contain more restrictive covenants. For example, the terms of some management agreements may restrict our ability to sell a property unless the purchaser is not a competitor of the manager and assumes the related management agreement and meets specified other conditions. Also, the terms of a long-term management agreement encumbering our properties may reduce the value of the property. If we enter into or acquire properties subject to any such management agreements, we may be precluded from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense, which could adversely affect our operating results and our ability to make distributions to shareholders. Moreover, the management agreements that we use in connection with hotels managed by IHM were not negotiated on an arm's-length basis due to Mr. Fisher's control of IHM and therefore may not contain terms as favorable to us as we could obtain in an arm's-length transaction with a third party. See "There are conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

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

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders (determined before the deduction for dividends paid and excluding any net capital gains). In the event of downturns in our operating results and financial performance or unanticipated capital improvements to our hotels (including capital improvements that may be required by franchisors or joint venture partners), we may be unable to declare or pay distributions to our shareholders, or maintain our then-current dividend rate. The timing and amount of distributions are in the sole discretion of our Board of Trustees, which considers, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. We cannot assure you we will generate sufficient cash in order to continue to fund distributions.

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

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be lower than the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. While we intend to maintain our leverage over the long term at lower levels, our Board of Trustees believes that maintaining higher leverage levels at this stage of the lodging cycle is appropriate, as interest rates on a historical basis are very attractive. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring additional debt could subject us to many risks, including the risks that:

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

If we do not have sufficient funds to repay our outstanding debt at maturity or before maturity in the event we breach our debt agreements and our lenders exercise their right to accelerate repayment, we may be required to refinance the debt through additional debt or additional equity financings. Covenants applicable to our existing and future debt could impair our planned investment strategy and, if violated, result in a default. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. We have placed mortgages on certain of our hotel properties to secure a portion of our credit facility, have assumed mortgages on other hotels we acquired and may place additional mortgages on certain of our hotels to secure other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our hotel properties that are pledged to secure our obligations to foreclosure.

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

We may obtain in the future one or more forms of interest rate protection - in the form of swap agreements, interest rate cap contracts or similar agreements - to hedge against the possible negative effects of interest rate fluctuations. However, such hedging implies costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations thereunder. Furthermore, any such hedging agreements would subject us to the risk of incurring significant non-cash losses on our hedges due to declines in interest rates if our hedges were not considered effective under applicable accounting standards.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

We are co-investors with NorthStar in each of the NewINK JV and Inland JV, which own 47 and 48 hotels, respectively. We are co-investors with Cerberus in the Torrance JV, which owns the 248-room Residence Inn by Marriott in Torrance, CA, and we may invest in additional joint ventures in the future. We may not be in a position to exercise sole decision-making authority regarding the properties owned through the JVs or other joint ventures that we may invest in. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

 It may be difficult for us to exit a joint venture after an impasse with our co-venturer.
In our joint ventures, there will be a potential risk of impasse in some joint venture decisions because our approval and the approval of each co-venturer will be required for some decisions. The types of decisions that would require the approval of each co-venturer would be determined under the joint venture agreement between the parties, but those types of decisions are likely to include borrowing above a certain level or disposing of assets. In any joint venture, we may have the right to buy our co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. However, it is possible that neither party will have the funds necessary to complete such a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops. In addition, there is no limitation under our declaration of trust and bylaws as to the amount of funds that we may invest in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures, which ultimately may not be profitable as a result of disagreements with or among our co-venturers.
The Company does not have sole control of the JVs and may be required to contribute additional capital in the event of a capital call.
The Company’s ownership interests in the JVs are subject to change in the event that we, NorthStar or Cerberus calls for additional capital contributions to a JV that is necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. NorthStar or Cerberus may also approve certain actions by the JVs in which it participates without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV's and the removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

Our Operating Partnership acts as guarantor under certain debt obligations of the JVs.
In connection with certain non-recourse mortgage loans on certain of the properties owned by the JVs, our Operating Partnership could be required to repay portions of this indebtedness, up to an amount commensurate with our ownership interests in those JVs, in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

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

Our chief executive officer, Mr. Fisher, owned 90% of IHM, a hotel management company that manages 32 of our wholly owned hotels, all of the 47 hotels owned by the NewINk JV and 34 of the hotels owned by the Inland JV as of December 31, 2014, and may manage additional hotels that we acquire or own in the future. Because Mr. Fisher is our Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Risks Related to the Lodging Industry

The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product, or GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our future hotel properties and therefore the net operating profits of our TRSs.

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

Our ability to make distributions to our shareholders may be affected by various operating risks common in the lodging industry.

Hotel properties are subject to various operating risks common to the hotel industry, many of which are beyond our control, including:

•	competition from other hotel properties in the markets in which we and our joint ventures operate, some of which may have greater marketing and financial resources;

•	an over-supply or over-building of hotel properties in the markets in which we and our joint ventures operate, which could adversely affect occupancy rates and revenues;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	necessity for periodic capital reinvestment to repair and upgrade hotel properties;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

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

•	disruptions to the operations of our hotels caused by organized labor activities, including strikes, work stoppages or slow-downs;

•	adverse effects of a downturn in the economy or in the hotel industry; and

•	risk generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

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

The upscale extended-stay and mid-price segments of the hotel business are highly competitive. Our hotels and those of our JVs compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. Competitors may have substantially greater marketing and financial resources than our operators or us. New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

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

Hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels and those of our JVs also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders require us to set aside amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

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

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest prior to our investment, such surveys are limited in scope. As a result, there can be no assurance that a Phase I environmental survey will uncover any or all hazardous or toxic substances on a property prior to our investment in that property. We cannot assure you:

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

We may seek to sell hotel properties owned by us or any of the JVs in the future. There can be no assurance that we will be able to sell any hotel property on acceptable terms.

If financing for hotel properties is not available or is not available on attractive terms, it will adversely impact the ability of third parties to buy our hotels. As a result, we or our JVs may hold hotel properties for a longer period than we would otherwise desire and may sell hotels at a loss.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which hotel guests or employees could be exposed at any of the properties in which we own an interest could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which could be costly. In addition, exposure to mold by guests or employees, management company employees or others could expose us to liability if property damage or health concerns arise.

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

Under Maryland law generally, a trustee is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, trustees are presumed to have acted with this standard of care. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, including, but not limited to, the adoption of a classified board, which we had in place as of December 31, 2014. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

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
     In order to satisfy the requirements for REIT qualification, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. To assist us in satisfying the requirements for our REIT qualification, our declaration of trust contains an ownership limit on each class and series of our shares. Under applicable constructive ownership rules, any common shares owned by certain affiliated owners generally will be added together for purposes of the common share ownership limit, and any shares of a given class or series of preferred shares owned by certain affiliated owners generally will be added together for purposes of the ownership limit on such class or series.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their opinion on our internal control over financial reporting. As we grow our business and acquire new hotel properties, directly or through joint ventures, with existing internal controls that may not be consistent with our own, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. In particular, we will need to establish, or cause our third party hotel managers to establish, controls and procedures to ensure that hotel revenues and expenses are properly recorded at our hotels. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Any such failure could cause investors to lose confidence in our reported financial information and adversely affect the market value of our common shares or limit our access to the capital markets and other sources of liquidity.

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

Our senior secured revolving credit facility prohibits us from repurchasing our common shares and may limit our ability to pay dividends on common shares.

Our senior secured revolving credit facility, which matures on November 5, 2016, prohibits us from repurchasing any common shares during the term of the senior secured revolving credit facility. Under our senior secured revolving credit facility, our distributions may not exceed the greater of (i) 95% of adjusted funds from operations (as defined in our senior secured revolving credit facility) for the preceding four-quarter period or (ii) the amount required for us to qualify and maintain our status as a REIT. As a result, if we do not generate sufficient adjusted funds from operations during the four quarters preceding any common share dividend payment date, we would not be able to pay dividends to our common shareholders consistent with our past practice without causing a default under our senior secured revolving credit facility. In the event of a default under our senior secured revolving credit facility, we would be unable to borrow under our senior secured revolving credit facility and any amounts we have borrowed thereunder could become due and payable.

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

Other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common shares or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances or changes thereto.

Because we have a smaller equity market capitalization compared to some other hotel REITs and our common shares may trade in low volumes, the stock market price of our common shares may be susceptible to fluctuation to a greater extent than companies with larger market capitalization. As a result, your ability to liquidate your investment in our company may be limited.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth certain operating information for our wholly-owned hotels as of December 31, 2014:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	IHM	11/3/2010	2008	145	$32.0 million	$220,690	$19.9 million
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	$6.2 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	$4.8 million
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	134	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$14.8 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$34.0 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$30.1 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$17.2 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$23.5 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	122	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$19.5 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$23.6 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$47.6 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	112	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	194	$32 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	179	$33.0 million	$184,392	—

Total					5,115	$1,123.8 million	$219.707	$527.7 million

We lease our headquarters at 50 Cocoanut Row, Suite 211, Palm Beach, FL 33480. The Altoona hotel is subject to a ground lease with an expiration of April 30, 2029. The Company has an option of up to 12 additional terms of five years each. In connection with the New Rochelle hotel, there are an air rights lease and garage lease that each expire on December 1, 2104.

Item 3. Legal Proceedings

The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  The class actions were filed on April 25, 2012 and February 27, 2013, and have subsequently been consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class actions relate to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, INK JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending our case vigorously. As of December 31, 2014, included in accounts payable and expenses, is $0.3 million, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT". The closing price of our common shares on the NYSE on December 31, 2014 was $28.97 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share reported on the New York Stock Exchange as traded and the cash dividends declared per share:

2014

	High	Low	Dividends
First quarter	$21.30	$19.85	$0.21
Second quarter	22.95	20.21	0.24
Third quarter	23.41	21.08	0.24
Fourth Quarter	29.61	22.75	0.24

2013

	High	Low	Dividends
First quarter	$17.61	$14.60	$0.21
Second quarter	19.58	16.25	0.21
Third quarter	19.85	17.25	0.21
Fourth Quarter	21.15	17.85	0.21

The Company's board of trustees has authorized a monthly dividend payment of $0.10 per share for the first quarter of 2015. The January 2015 monthly dividend was paid on February 27, 2015 to shareholders of record on January 30, 2015.

Shareholder Information

On February 28, 2015, there were 79 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

	Initial investment at April 16, 2010	Value of initial investment at December 31, 2010	Value of initial investment at December 31, 2011	Value of initial investment at December 31, 2012	Value of initial investment at December 31, 2013	Value of initial investment at December 31, 2014
Chatham Lodging Trust	$100.00	$87.92	$58.12	$87.62	$122.03	180.06
Russell 2000 Index	$100.00	$109.57	$105.00	$122.17	$169.59	177.90
FTSE NAREIT All Equity REIT Index	$100.00	$112.59	$121.91	$145.93	$150.10	192.16
FTSE NAREIT Lodging/Resorts Index	$100.00	$110.00	$94.25	$106.07	$134.90	178.74

The above graph provides a comparison of the cumulative total return on our common shares from April 16, 2010, the date on which our shares began trading, to the NYSE closing price per share on December 31, 2014 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on April 21, 2010 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values include any dividends paid during the period.

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains; plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; minus

•	Any excess non-cash income (as defined in the Code).

The following table sets forth information regarding the declaration, payment and income tax characterization of distributions by the Company on its common shares for the years ended December 31, 2014 and 2013 and respectively:

2014

Month to which distribution relates	Record Date	Payment Date	Common Share Distribution amount	Ordinary Income	Return of Capital
January	1/31/2014	2/28/2014	$0.07	$0.069	$0.001
February	2/28/2014	3/28/2014	0.07	0.069	0.001
March	3/31/2014	4/25/2014	0.07	0.069	0.001
April	4/30/2014	5/30/2014	0.08	0.078	0.002
May	5/30/2014	6/27/2014	0.08	0.078	0.002
June	6/30/2014	7/25/2014	0.08	0.078	0.002
July	7/31/2014	8/29/2014	0.08	0.078	0.002
August	8/29/2014	9/26/2014	0.08	0.078	0.002
September	9/30/2014	10/31/2014	0.08	0.078	0.002
October	10/31/2014	11/28/2014	0.08	0.078	0.002
November	11/28/2014	12/26/2014	0.08	0.078	0.002
December	12/31/2014	1/30/2015	0.08	0.078	0.002
			$0.93	$0.909	$0.021

2013

Month to which distribution relates	Record Date	Payment Date	Common Share Distribution amount	Ordinary Income	Return of Capital
January	1/31/2013	2/22/2013	$0.07	$0.06	$0.01
February	2/28/2013	3/29/2013	0.07	0.06	0.01
March	3/29/2013	4/26/2013	0.07	0.06	0.01
April	4/30/2013	5/31/2013	0.07	0.06	0.01
May	5/31/2013	6/28/2013	0.07	0.06	0.01
June	6/28/2013	7/26/2013	0.07	0.06	0.01
July	7/31/2013	8/30/2013	0.07	0.06	0.01
August	8/30/2013	9/27/2013	0.07	0.06	0.01
September	9/30/2013	10/25/2013	0.07	0.06	0.01
October	10/31/2013	11/29/2013	0.07	0.06	0.01
November	11/29/2013	12/27/2013	0.07	0.06	0.01
December	12/31/2013	1/31/2014	0.07	0.06	0.01
			$0.84	$0.72	$0.12

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2014, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units and other equity-based awards options may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	2,296,458
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,296,458
¹ Our Equity Incentive Plan was approved by our company's sole trustee and our company's sole shareholder prior to completion of our IPO. The plan was amended and restated as of May 17, 2013 by our Board of Trustees to increase the maximum number of shares available under the plan to 3,000,000 shares.
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. Pursuant to the terms of our senior secured revolving credit facility, we are not able to repurchase shares in the future. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. There were 867 and 445 common shares forfeited in the years ended December 31, 2014 and 2013, respectively, related to such repurchases.

Item 6. Selected Financial Data

The following tables present selected historical financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The data for the year ended December 31, 2010 represents the period from April 16, 2010 to December 31, 2010. The selected historical financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes thereto, both included in this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Period from April 16, 2010
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$197,216	$126,228	$100,464	$73,096	$25,470

Hotel operating expenses	100,961	68,596	55,030	42,167	15,025
Depreciation and amortization	34,710	18,249	14,273	11,971	2,564
Property taxes and insurance	12,624	8,915	7,088	5,321	1,606
General and administrative	9,852	8,131	7,565	5,802	3,547
Hotel property acquisition costs and other charges	10,381	3,341	236	7,706	3,189
Reimbursed costs from unconsolidated real estate entities	1,992	1,635	1,622	—	—
Total operating expenses	170,520	108,867	85,814	72,967	25,931
Operating income	26,696	17,361	14,650	129	(461)
Interest and other income	108	132	55	22	193
Interest expense, including amortization of deferred fees	(21,354)	(11,580)	(14,641)	(8,190)	(932)
Loss on early extinguishment of debt	(184)	(933)	—	—	—
Loss from unconsolidated real estate entities	(3,830)	(1,874)	(1,439)	(997)	—
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	65,750	—	—	—	—
Income (loss) before income tax expense	67,186	3,106	(1,375)	(9,036)	(1,200)
Income tax expense	(105)	(124)	(75)	(69)	(17)
Net income (loss)	$67,081	$2,982	$(1,450)	$(9,105)	$(1,217)
Net income attributable to non-controlling interest	(208)	—	—	—	—
Net income attributable to common shareholders	$66,873	$2,982	$(1,450)	$(9,105)	$(1,217)

Income per Common Share - Basic:
Net income (loss) attributable to common shareholders	$2.32	$0.13	$(0.12)	$(0.69)	$(0.20)
Income per Common Share - Diluted:
Net income (loss) attributable to common shareholders	$2.30	$0.13	$(0.12)	$(0.69)	$(0.20)
Weighted average number of common shares outstanding:
Basic	28,531,094	21,035,892	13,811,691	13,280,149	6,377,333
Diluted	28,846,724	21,283,831	13,811,691	13,280,149	6,377,333

Other Data:
Net cash provided by operating activities	49,306	31,571	14,885	8,946	5,274
Net cash used in investing activities	(452,988)	(235,190)	(13,036)	(112,523)	(201,511)
Net cash provided by (used in) financing activities	414,538	203,344	(2,033)	103,489	200,981
Cash dividends declared per common share	0.93	0.84	0.78	0.70	0.35

	As of	As of	As of	As of	As of
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$1,096,425	$652,877	$426,074	$402,815	$208,080
Cash and cash equivalents	15,077	4,221	4,496	4,680	4,768
Restricted cash	12,030	4,605	2,949	5,299	3,018
Investment in unconsolidated real estate entities	28,152	774	13,362	36,003	—
Hotel receivables (net of allowance for doubtful accounts)	3,601	2,455	2,098	2,057	891
Deferred costs, net	7,514	7,113	6,312	6,350	4,710
Prepaid expenses and other assets	2,300	1,879	1,930	1,502	735
Total assets	$1,165,099	$673,924	$457,221	$458,706	$222,202

Mortgage debt	$527,721	$222,063	$159,746	$161,440	$12,333
Revolving credit facility	22,500	50,000	79,500	67,500	37,800
Accounts payable and accrued expenses	20,042	12,799	8,488	10,184	5,248
Distributions in excess of investments of unconsolidated real estate entities	—	1,576	—	—	—
Distributions payable	2,884	1,950	2,875	2,464	1,657
Total liabilities	573,147	288,388	250,609	241,588	57,038
Total shareholders’ equity	588,537	383,369	205,001	216,090	164,739
Noncontrolling Interest in Operating Partnership	3,415	2,167	1,611	1,028	425
Total liabilities and equity	$1,165,099	$673,924	$457,221	$458,706	$222,202

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels. The Company has elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT").
The Company had no operations prior to the consummation of the IPO. The net proceeds from our share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as non-controlling interests on our consolidated balance sheets.
From inception through December 31, 2014, the Company has completed the following offerings of its common shares:

Type of Offering	Date	Shares Issued	Price per Share	Gross Proceeds (in millions)	Net Proceeds (in millions)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500.0	$158,700.0
Private placement offering (1)	4/21/2010	500,000	20.00	10,000.0	10,000.0
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000.0	60,300.0
Over-allotment option	2/8/2011	600,000	16.00	9,600.0	9,100.0
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400.0	48,400.0
Over-allotment option	1/31/2013	92,677	14.70	1,400.0	1,300.0
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600.0	70,000.0
Over-allotment option	6/28/2013	475,823	16.35	7,800.0	7,400.0
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600.0	56,700.0
Over-allotment option	10/11/2013	487,500	18.35	8,900.0	8,500.0
Follow-on common share offering	9/24/2014	6,000,000	0.02185	131,100	125,600
Over-allotment option	9/24/2014	900,000	0.02185	19,700	18,900
		32,931,000		$609,600	$574,900

(1) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”) in a private placement concurrent with its IPO.
As of December 31, 2014, the Company owned 34 hotels with an aggregate of 5,115 (unaudited) rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,094 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 (unaudited) rooms, and (iii) held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV, Inland JV and Torrance JV collectively as the ("JVs").

To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. The Company indirectly owns its (i) 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) its 5% interest in the Torrance JV through the Operating Partnership. All of the NewINK JV hotels, Inland JV hotels and the Torrance JV hotel are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2014, Island Hospitality Management Inc. (“IHM”), which was 90% owned by Mr. Fisher, managed 32 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of December 31, 2014, all of the NewINK JV hotels were managed by IHM. As of December 31, 2014, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel is managed by Marriott.
Financial Condition and Operating Performance Metrics
We measure financial condition and hotel operating performance by evaluating financial metrics and measures such as:

•	Revenue Per Available Room (“RevPAR”),

•	Average Daily Rate (“ADR”),

•	Occupancy percentage,

•	Funds From Operations (“FFO”),

•	Adjusted FFO,

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”),

•	Adjusted EBITDA, and

•	Hotel EBITDA.
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
“Non-GAAP Financial Measures” provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel industry as GDP is currently forecast to grow approximately 3.2% in 2015, labor market conditions are expected to continue to improve and corporate profits and travel expense are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the fifth year of RevPAR growth in what some believe will be a longer cycle than those experienced in the past. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw five consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR grew 6.8% in 2012, 5.4% in 2013 and 8.3% in 2014 compared to the same periods in the respective prior years. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow in a range of 6.4% to 6.7% in 2015 based on economic growth, with lodging demand projected to increase by 2% to 3% and new supply projected to grow by 1.1% to 1.3%. Of the projected RevPAR growth, industry analysts believe growth in ADR will comprise the majority of the expected growth. Primary hotel franchisors Marriott, Hilton, Hyatt and Starwood are projecting 2015 RevPAR growth in North America in a range of 5% to 7%. We are currently projecting RevPAR at our hotels to grow 5% to 7% in 2015 with ADR comprising all of our RevPAR growth. Industry analysts are currently predicting that RevPAR will continue to grow in 2016 with preliminary estimates from Smith Travel Research and PFK Hospitality ranging between 5.9% and 6.6%.
Comparison of the year ended December 31, 2014 (“2014”) to the year ended December 31, 2013 (“2013”)
Results of operations for the year ended December 31, 2014 include the operating activities of our 34 wholly owned hotels and our investments in the NewINK JV, Inland JV and Torrance JV as well as the Innkeepers JV. We owned 25 hotels at December 31, 2013 and owned a 10.3% joint venture interest in the Innkeepers JV and a 5% interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact that nine wholly owned hotels and the NewINK JV and Inland JV were owned by us for only a portion of the year ended December 31, 2014. We acquired our 10.3% interest in NewINK JV (which comprised 47 of the 51 hotels owned by the Innkeepers JV) on June 9, 2014, we acquired four hotels in the Silicon Valley, CA area on June 9, 2014 from the Innkeepers JV, we acquired one hotel in Glendale, CO on August 29, 2014, and we acquired four hotels and our 10% interest in the Inland JV on November 17, 2014.
Revenue
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (in thousands):

	Year ended
	December 31, 2014	December 31, 2013	% Change
Room	$184,926	$118,169	56.5%
Food and beverage	2,764	1,311	110.8%
Other	7,534	5,113	47.3%
Cost reimbursements from unconsolidated real estate entities	1,992	1,635	21.8%
Total revenue	$197,216	$126,228	56.2%
Total revenue was $197.2 million for the year ended December 31, 2014 compared to total revenue of $126.2 million for the 2013 period. Total revenue related to the six hotels acquired during 2013 contributed $30.3 million of the increase and nine hotels acquired during 2014 contributed $31.3 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $184.9 million and $118.2 million for the years ended December 31, 2014 and 2013, respectively, with $27.5 million of this increase attributable to the six hotels acquired in 2013 and $30.7 million attributable to the nine hotels acquired in 2014. The $8.5 million remainder of the increase represents an 7.2% increase over 2013.

As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2014 and 2013 increased 8.3% and 5.4%, respectively, as compared to the years ended December 31, 2013 and 2012. RevPAR at our wholly owned hotels increased 8.2% and 4.6%, respectively, in the 2014 and 2013 periods as compared to the respective prior periods. Our RevPAR performance in the year ended December 31, 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for most of 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013. Excluding the Washington D.C. hotel, RevPAR was up 6.3% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy and ADR at our hotels. Occupancy, ADR, and RevPAR results for the 34 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented. Operations at the Cherry Creek Hotel did not begin until October 2013 and for this reason have been excluded from the results below:

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Occupancy	81.6%	79.9%
ADR	$150.64	$141.72
RevPAR	$122.91	$113.21
The RevPAR increase above of 8.6% was attributable to an increase in ADR of 6.3% and an increase in occupancy of 2.1%.
Food and beverage revenue was $2.8 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. For 2014, $2.1 million of the increase relates to the Pittsburgh, Courtyard Houston and Denver Tech hotels, which were acquired in 2013 and $0.2 million relates to the Cherry Creek and Burlington Hotels, which were acquired in 2014.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $7.5 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively. Total other operating revenue related to six hotels acquired in 2013 contributed $1.6 million of the increase and the nine hotels acquired in 2014 contributed $0.3 million of the increase. The remaining $0.5 million increase is attributable to increased occupancy at the 19 comparable hotels.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV (from January 1, 2013 to June 8, 2014), NewINK JV (from June 9, 2014 to December 31, 2014) and Inland JV (from November 17, 2014 to December 31, 2014) where the Company is the employer and an entity which is 2.5% owned by Mr. Fisher (from August 1, 2014 to December 31, 2014), were $2.0 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively. The increase is due to additional employees hired during 2014.

Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (in thousands):

	Year ended
	December 31, 2014	December 31, 2013	% Change
Hotel operating expenses:
Room	$37,516	$25,709	45.9%
Food and beverage expense	1,966	944	108.3%
Telephone expense	1,304	899	45.1%
Other expense	2,056	1,580	30.1%
General and administrative	16,265	11,529	41.1%
Franchise and marketing fees	15,110	9,394	60.8%
Advertising and promotions	3,676	2,782	32.1%
Utilities	7,269	4,955	46.7%
Repairs and maintenance	8,705	6,310	38.0%
Management fees	6,096	3,752	62.5%
Insurance	998	742	34.5%
Total hotel operating expenses	$100,961	$68,596	47.2%

Hotel operating expenses increased $32.4 million to $101.0 million for the year ended December 31, 2014 from $68.6 million for the year ended December 31, 2013. Overall, total hotel operating expenses increased 47.2%, which is consistent with the increase in revenue from the new hotels as well as from increased occupancy at our other hotels. The increase in total hotel operating expenses attributable to the six hotels acquired in 2013 is $15.5 million while the nine hotels acquired in 2014 contributed $12.9 million to the increase. Excluding those hotels, total hotel operating expenses increased $4.0 million or $6.6%, which is less than the increase in revenue. Because of this, our margins expanded in 2014.
Room expenses, which are the most significant component of hotel operating expenses, increased $11.8 million from $25.7 million in 2013 to $37.5 million in 2014. Total room expenses related to the six hotels acquired in 2013 contributed $5.6 million to the increase and the nine hotels acquired in 2014 contributed $4.5 million to the increase. Excluding those hotels, room expenses increased $1.7 million or 7.5%, due primarily to increased hotel employee compensation and benefits.
The remaining hotel operating expenses increased $20.5 million or 47.9%, from $42.9 million in 2013 to $63.4 million in 2014, which increase is consistent with the 42.3% increase in the number of rooms owned in 2014 compared to 2013. The number of rooms for the year increased from 3,591 in 2013 to 5,115 rooms in 2014 due to acquisitions. The increase attributable to the six hotels acquired in 2013 is $9.9 million while the nine hotels acquired in 2014 contributed $8.4 million to the increase. Food and beverage expense increased due to the Pittsburgh, Courtyard Houston and Denver Tech hotels that were acquired in 2013 and the Cherry Creek and Burlington Hotels acquired in 2014 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $16.5 million from $18.2 million for the year ended December 31, 2013 to $34.7 million for the year ended December 31, 2014. The increase attributable to the six hotels acquired in 2013 is $5.2 million, while the increase attributable to the nine hotels acquired in 2014 is $9.6 million. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance
Total property taxes and insurance expenses increased $3.7 million from $8.9 million for the year ended December 31, 2013 to $12.6 million for the year ended December 31, 2014. The increase related to the six hotels acquired in 2013, which contributed $1.7 million of the increase, and the nine hotels acquired in 2014, which contributed $1.6 million of the increase. The remaining increase of $0.4 million, or 10.8%, for the remaining hotels is due to incremental increases in values and assessments.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.5 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively) increased $1.4 million, or 23.3%, to $7.4 million in 2014 from $6.0 million in 2013, with the increase due to higher employee compensation of $1.0 million in 2014 associated with additional employees and incentive compensation and a $0.4 million increase in franchise and state taxes.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $7.1 million from $3.3 million for the year ended December 31, 2013 to $10.4 million for the year ended December 31, 2014. Expenses during 2014 related primarily to our portion of the expenses related to the recapitalization and sale of the Innkeepers JV, and our acquisition of the four Silicon Valley hotels, the Cherry Creek Hotel and the four Inland hotels. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $1.9 million in 2014 related to matters associated with the unsolicited offer from Blue Mountain Capital Management and matters related to its proxy settlement agreement with the HG Vora Group. The expense is primarily comprised of attorney's fees of $1.0 million and financial advisory expenses of $0.9 million.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs of the Innkeepers JV, NewINK JV and Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $2.0 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively. These costs are offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $24 thousand from $132 thousand for the year ended December 31, 2013 to $108 thousand for the year ended December 31, 2014.
Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $9.8 million or 84.4% from $11.6 million for the year ended December 31, 2013 to $21.4 million for the year ended December 31, 2014 due to the 102.2% increase in debt outstanding from December 31, 2013 to 2014. Borrowings increased significantly to fund a portion of the $500 million of acquisitions made during 2014. Interest expense is comprised of the following (in thousands):

	Year ended
	December 31, 2014	December 31, 2013	% Change

Mortgage debt interest	$17,748	$8,639	105.4%
Credit facility interest	1,588	1,593	(0.3)%
Other fees	485	258	88.0%
Amortization of deferred financing costs	1,533	1,090	40.6%
Total	$21,354	$11,580	84.4%

The increase in interest expense for the years ended December 31, 2014 and 2013, is due to interest expense of $6.7 million on $306.5 million of loans issued in 2014, including the four new loans with an aggregate principal balance of $222.0 million secured by the four Silicon Valley hotels and new loans of $84.5 million secured by the Savannah, Billerica, Houston Medical Center and Carlsbad hotels. Lower credit facility interest is due to a decrease in the weighted average interest rate to 2.66% in 2014 from 2.78% in 2013. The increase in amortization of deferred financing costs relates to the new loans issued in 2014.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.7 million from a loss of $0.9 million for the year ended December 31, 2013 compared to a loss of $0.2 million for the year ended December 31, 2014 due to refinancing or paying off four loans in 2013 and one loan in 2014.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $1.9 million from a loss of $1.9 million for the year ended December 31, 2013 to a loss of $3.8 million for the year ended December 31, 2014. The majority of the increase is due to losses associated with the acquisition of an interest in the Inland JV of $2.3 million, which included $2.3 million of acquisition costs during the fourth quarter.
Gain on Sale from Unconsolidated Real Estate Entities
Gain on sale from unconsolidated real estate entities increased $65.8 million from 2013. The increase is due to the sale of the Innkeepers JV to NewINK JV.
Income Tax Expense
Income tax expense decreased $19 thousand from an expense of $124 thousand for the year ended December 31, 2013 to an expense of $105 thousand for the year ended December 31, 2014. We are subject to income taxes based on the taxable income of our TRS holding companies at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $67.1 million for the year ended December 31, 2014, compared to net income of $3.0 million for the year ended December 31, 2013. The increase in our net income was due to the factors discussed above.
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

Comparison of the year ended December 31, 2013 (“2013”) to the year ended December 31, 2012 (“2012”)

Results of operations for the year ended December 31, 2013 include the operating activities of our 25 wholly owned hotels and our investments in the Innkeepers JV and the Torrance JV. We owned 19 hotels at December 31, 2012. Accordingly, the comparisons below are influenced by the fact that six hotels and the Torrance JV were not owned by us for the year ended December 31, 2012, whereas they were owned by us for all or part of 2013.
Revenues
Revenue, which consists primarily of the room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (in thousands):

	Years Ended
	December 31, 2013	December 31, 2012	% Change
Room	$118,169	$94,566	25.0%
Food and beverage	1,311	253	418.2%
Other	5,113	4,023	27.1%
Cost reimbursements from unconsolidated real estate entities	1,635	1,622	100.0%
Total revenue	$126,228	$100,464	25.6%
Total revenue was $126.2 million for the year ended December 31, 2013 compared to total revenue of $100.5 million for 2012. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $118.2 million and $94.6 million for the years ended December 31, 2013 and 2012, respectively, with $14.0 million of this increase attributable to the six hotels acquired in 2013 and $6.5 million attributable to the Portland hotel acquired in late December 2012.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2013 and 2012 increased 5.4% and up 6.8%, respectively, as compared to the respective prior periods. RevPAR at our hotels increased 4.6% and 8.0%, respectively, in the 2013 and 2012 periods as compared to the respective prior periods. Our RevPAR performance in the year ended December 31, 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for most of 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013. Excluding the Washington D.C. hotel, RevPAR was up 6.3% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy and ADR at our hotels. Occupancy, ADR, and RevPAR results are presented in the following table in each period to reflect operation of our wholly owned hotels regardless of our ownership interest during the period presented:

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Occupancy	79.5%	78.8%
ADR	$137.11	$132.15
RevPAR	$108.96	$104.14
The RevPAR increase above of 4.6% was due to an increase in ADR of 3.8% and an increase in occupancy of 0.8%. Excluding the D.C. hotel under going rebranding, occupancy would have been 79.9% for the year ended December 31, 2013.
Food and beverage revenue was $1.3 million and $0.3 million for years ended December 31, 2013 and 2012, respectively. For 2013, $1.0 million of the increase relates to the Pittsburgh, Courtyard Houston and Denver Tech hotels, which were acquired in 2013 and which have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $5.1 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively. Total other operating revenue related to the seven hotels acquired since late December 2012 contributed $1.0 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV where the Company is the employer, were $1.6 million for each of the years ended December 31, 2013 and 2012.
Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (in thousands):

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

Hotel operating expenses increased $13.6 million to $68.6 million for the year ended December 31, 2013 from $55.0 million for the year ended December 31, 2012. Overall, total hotel operating expenses increased 24.7%, which is consistent with the 25.6% increase in total revenue. The increase in total hotel operating expenses in 2013 attributable to the seven hotels acquired in late December 2012 and full year 2013 is $11.5 million. Excluding the acquired hotels, total operating expenses increased 3.8%.
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
The remaining hotel operating expenses increased $8.8 million or 25.9%, from $34.1 million in 2012 to $42.9 million in 2013, driven by the 48.9% increase in the number of rooms owned in 2013 compared to rooms owned for most of 2012 (excluding the Portland, ME hotel, which was acquired in late December 2012). The number of rooms increased from 2,412 rooms in 2012 (excluding Portland, ME) to 3,591 rooms in 2013 due to acquisitions. The increase attributable to the seven hotels acquired in late December 2012 and full year 2013 is $7.4 million. Food and beverage expense increased due to the Pittsburgh, Courtyard Houston and Denver Tech hotels that were acquired in 2013 and have food and beverage operations where as most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $3.9 million from $14.3 million for the year ended December 31, 2012 to $18.2 million for the year ended December 31, 2013. The increase attributable to the seven hotels acquired in late 2012 and full year 2013 is $3.8 million. Depreciation is recorded on our hotel buildings over 40 years from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally three to ten years between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance
Total property taxes and insurance expenses increased $1.8 million from $7.1 million for the year ended December 31, 2012 to $8.9 million for the year ended December 31, 2013. The increase related to the seven hotels acquired in late 2012 and full year 2013, which contributed $1.3 million of the increase. The remaining increase of $0.5 million, or 6.7%, for the remaining hotels is due to incremental increase in values and assessments.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.1 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively) increased $0.4 million, or 7.1%, to $6.0 million in 2013 from $5.6 million in 2012 with the increase due to employee compensation.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $3.1 million from $0.2 million for the year ended December 31, 2012 to $3.3 million for the year ended December 31, 2013. Expenses during 2013 related primarily to our acquisitions of the Courtyard Houston, Pittsburgh, Exeter, Denver Tech, Bellevue and Savannah Hotels. Acquisition-related costs are expensed when incurred. Only one acquisition, the Portland hotel, occurred in 2012.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV where the Company is the employer, were $1.6 million and $1.6 million for the year ended December 31, 2013 and 2012, respectively. These costs are offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $77 thousand from $55 thousand for the year ended December 31, 2012 to $132 thousand for the year ended December 31, 2013.
Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $3.1 million from $14.6 million for the year ended December 31, 2012 to $11.6 million for the year ended December 31, 2013. A breakdown of interest expense is as follows (in thousands):

	Years Ended
	December 31, 2013	December 31, 2012	% Change

Mortgage debt interest	$8,639	$9,654	(10.5)%
Credit facility interest	1,593	2,932	(45.7)%
Other fees	258	213	21.1%
Amortization of deferred financing costs	1,090	1,842	(40.8)%
Total	$11,580	$14,641	(20.9)%

The $3.1 million decrease in interest expense is due to a reduction in interest expense of $2.4 million and amortization of deferred fees of $0.7 million. Mortgage debt interest decreased $1.0 million or 10.5% due to the refinancing of three loans in the first quarter of 2013 which saved $1.5 million due to lower interest rates, interest saved from paying off the Washington, D.C. hotel loan on January 31, 2013 of $1.0 million, a lower interest rate on our senior secured revolving credit facility borrowings as a result of our amendment to the credit agreement in the fourth quarter of 2012 (which had weighted average borrowings of $53.4 million at 2.78% in 2013 compared to weighted average borrowings of $56.8 million at 5.05% in 2012), and partially offset by interest on three new loans on recently acquired hotels and reduced loan amortization costs attributable to deferred expenses written off on the loans repaid in 2013 included in loss from early extinguishment of debt.

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
Income Tax Expense
Income tax expense increased $49 thousand from an expense of $75 thousand for the year ended December 31, 2012 to an expense of $124 thousand for the year ended December 31, 2013. We are subject to income taxes based on the taxable income of our taxable REIT subsidiary holding companies at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $3.0 million for the year ended December 31, 2013, compared to a net loss of $1.5 million for the year ended December 31, 2012. The increase in our net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of this Annual Report on this Form 10-K.
Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, (4) Adjusted EBITDA and (5) Hotel EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance prescribed by GAAP.
FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA, Adjusted EBITDA or Hotel EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
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
We calculate Adjusted FFO by further adjusting FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and other charges, losses on the early extinguishment of debt and similar items related to our unconsolidated real estate entities that we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share data):

	For the year ended
	December 31,
	2014	2013	2012
Funds From Operations (“FFO”):
Net income (loss)	$67,081	$2,982	$(1,450)
Noncontrolling interest	(208)	—	—
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	(65,750)	—	—
Loss (gain) on the sale of assets within the unconsolidated real estate entity	1	252	(257)
Depreciation	34,579	18,162	14,198
Adjustments for unconsolidated real estate entity items	4,902	5,055	5,340
FFO attributed to common shareholders	40,605	26,451	17,831
Hotel property acquisition costs and other charges	10,381	3,341	236
Loss on early extinguishment of debt	184	933	—
Adjustments for unconsolidated real estate entity items	3,932	964	49
Adjusted FFO	$55,102	$31,689	18,116
Weighted average number of common shares
Basic	28,531,094	21,035,892	13,811,691
Diluted	28,846,724	21,283,831	13,937,726

Diluted per share count may differ from GAAP per share count when FFO or Adjusted FFO is positive. Unvested restricted shares and unvested long-term incentive plan units ("LTIP units") that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.
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
We calculate Adjusted EBITDA by further adjusting EBITDA for certain additional items, including hotel property acquisition costs and other charges, gains or losses on the sale of real estate, losses on the early extinguishment of debt, amortization of non-cash share-based compensation and similar items related to our unconsolidated real estate entities which we believe are not indicative of the performance of our underlying hotel properties entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended
	December 31,
	2014	2013	2012
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$67,081	$2,982	$(1,450)
Interest expense	21,354	11,580	14,641
Income tax expense	105	124	75
Depreciation and amortization	34,710	18,249	14,273
Adjustments for unconsolidated real estate entity items	10,211	10,934	11,319
Noncontrolling interest	(208)	—	—
EBITDA	133,253	43,869	38,858
Hotel property acquisition costs and other charges	10,381	3,341	236
Loss on early extinguishment of debt	184	933	—
Adjustments for unconsolidated real estate entity items	4,053	964	49
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	(65,750)	—	—
Loss (gain) on the sale of assets within the unconsolidated real estate entity	1	252	(257)
Share based compensation	2,469	2,086	2,004
Adjusted EBITDA	$84,591	$51,445	$40,890
The following is a presentation of Hotel EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended
	December 31,
	2014	2013	2012
Total revenue	197,216	126,228	100,464
Less: total hotel operating expense	100,961	68,596	55,030
Gross operating income	96,255	57,632	45,434
Less: property taxes and insurance	12,624	8,915	7,088
Hotel EBITDA	$83,631	$48,717	$38,346
We present Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing our Hotel EBITDA margins to those of our peer companies. Hotel EBITDA represents the results of operations for our wholly owned hotels only.

Although we present FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect our cash expenditures or future requirements, for capital expenditures or contractual commitments;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect funds available to make cash distributions;

•	EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect any cash requirements for such replacements;

•
Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period using Adjusted EBITDA;

•
Adjusted FFO, Adjusted EBITDA and Hotel EBITDA do not reflect the impact of certain cash charges (including acquisition transaction costs) that result from matters we consider not to be indicative of the underlying performance of our hotel properties; and

•	Other companies in our industry may calculate FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA differently than we do, limiting their usefulness as a comparative measure.
In addition, FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA are not measures of our liquidity. Because of these limitations, FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA only supplementally. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with GAAP.

Sources and Uses of Cash
Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs and debt repayments and distributions to equity holders.
As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $15.1 million and $4.2 million, respectively. As of December 31, 2014, we are required to maintain at least a total of $10.0 million of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $152.5 million available under our $175.0 million senior secured revolving credit facility as of December 31, 2014.
For the year ended December 31, 2014, net cash flows provided by operations were $49.3 million, driven by net income of $67.1 million, offset by $42.7 million of non-cash items, including $36.2 million of depreciation and amortization, $0.2 million of the extinguishment of debt, $2.5 million of share-based compensation expense and $3.8 million related to the loss from unconsolidated entities, offset by a net gain from the sale of interests in unconsolidated real estate entities of $65.8 million. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $5.3 million. Net cash flows used in investing activities were $452.9 million, primarily related to the purchase of the four Silicon Valley hotels, the Cherry Creek hotel and the four hotels acquired from Inland for $404.7 million, investment in the Inland JV of $28.0 million, capital improvements on our 34 wholly owned hotels of $14.9 million, $7.4 million related to required escrow deposits included in restricted cash, reduced by distributions of $2.1 million received from unconsolidated real estate entities. Net cash flows provided by financing activities were $414.5 million, comprised of proceeds from the issuance of new mortgage loans of $340.5 million, net proceeds of $150.7 million raised from our September 2014 follow-on common share offerings, $20.8 million raised from our ATM Plan, net repayments on our secured credit facility of $27.5 million, principal payments or payoffs on mortgage debt of $34.8 million, payments of deferred financing and offering costs of $8.7 million and distributions to shareholders of $26.5 million.
For the year ended December 31, 2013, net cash and net cash inflows provided by operations were $31.6 million, driven by net income of $3.0 million, non-cash expenses of $24.3 million, changes in operating assets and liabilities in net cash inflow of $4.3 million. Net cash flows used in investing activities were $235.2 million, primarily related to the purchase of the Courtyard Houston, Pittsburgh, Exeter, Denver Tech, Bellevue and Savannah hotels for $229.6 million, capital improvements on our 25 wholly owned hotels of $16.2 million, investment in the Torrance JV of $1.6 million, $1.7 million related to the required escrow deposits of restricted cash, reduced by distributions of $13.9 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $203.3 million, comprised primarily of net proceeds of $192.4 million raised from our January, June and September 2013 follow-on common share offerings, and proceeds from the issuance of new mortgage loans of $164.6 million, offset by net repayments on our secured credit facility of $29.5 million, principal payments or payoffs on mortgage debt of $102.3 million, payments of deferred financing costs of $2.4 million and distributions to shareholders of $19.4 million.
For the year ended December 31, 2012, net cash flows provided by operations were $14.9 million, comprised of a net loss of $1.5 million and primarily significant non-cash expenses, including $16.1 million of depreciation and amortization, $2.0 million of share-based compensation expense and $1.5 million related to a loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.2 million. Net cash flows used in investing activities were $13.0 million, comprised of distributions of $21.2 million from unconsolidated real estate entities consisting of $11.7 million of net proceeds from mortgage financing, $4.4 million attributable to cash generated from the operations of the Innkeepers JV and $5.1 million for the sale of assets and reimbursements from required escrows of $2.4 million. Future distributions from unconsolidated real estate entities are contingent upon projected hotel operations and the potential sale of assets, offset by additional capital improvements to the 18 hotels owned during 2012 (excluding the Portland hotel acquired in December 2012) of $8.6 million and $28.0 million related to the purchase of the Portland hotel. Net cash flows used in financing activities were $2.0 million, comprised of principal payments on mortgage debt of $1.7 million, payment of deferred financing and offering costs of $1.7 million and distributions to shareholders of $10.6 million, offset by net borrowings on our secured credit facility of $12.0 million.

We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend. Dividends and distributions for the first quarter of 2012 were $0.175 per common share and LTIP unit. Dividends and distributions for the second, third and fourth quarters of 2012 increased to $0.20 per common share and LTIP unit. We declared total dividends of $0.07 per common share and LTIP unit for each month of 2013. We declared total dividends of $0.07 per common share and LTIP unit for the first three months of 2014. In April 2014, we changed the monthly dividend and distribution from $0.07 to $0.08 per common share and LTIP unit. On January 30, 2015, we paid an aggregate of $2.8 million in dividends on our common shares and distributions on our LTIP units attributable to the December 2014 monthly dividend.
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be lower than the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. While we intend to maintain our leverage over the long term at lower levels, our Board of Trustees believes that maintaining higher leverage levels at this stage of the lodging cycle is appropriate, as interest rates on a historical basis are very attractive. At December 31, 2014, our leverage ratio was approximately 44 percent, which increased from 36 percent at December 31, 2013. Over time, we intend to finance our growth with issuances of common shares, preferred shares and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2014 and 2013, we had $22.5 million and $50.0 million, respectively, in borrowings under our senior secured revolving credit facility. At December 31, 2014, there were 10 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the senior secured revolving credit facility was $175.0 million. We also had mortgage debt on individual hotels aggregating $527.7 million and $222.1 million at December 31, 2014 and 2013, respectively.
The Company entered into an amendment (the "Amendment") to its amended and restated senior secured revolving credit facility on December 11, 2013. The Amendment extends the maturity date to November 5, 2016 and includes the Company's option to extend the maturity date by an additional year. Other key terms are as follows:

Facility amount	$175 million
Accordion feature	Increase additional $50 million
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
The credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. Such limitations on distributions also includes a limitation on the extent of allowable distributions from the operating partnership to the Company not to exceed the greater of 95% of FFO and the minimum amount of distributions required for the Company to maintain its REIT status. We were in compliance with all financial covenants at December 31, 2014.

In January 2014, we established a $25 million DRSPP. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2014 and 2013, respectively, we had issued 2,083 and 0 shares under the DRSP at a weighted average price of $24.38. As of December 31, 2014, there was approximately $24.9 million of commons shares available for issuance under the DRSPP.

In January 2014, we established an ATM Plan whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. As of December 31, 2014 and 2013, respectively, we had issued 880,820 and 0 shares under the ATM Plan at a weighted average price of $23.54 in addition to the offerings discussed above. As of December 31, 2014, there was approximately $29.3 million commons shares available for issuance under the ATM Plan.
On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s existing “at-the-market” offering program for its common shares of beneficial interest, par value $0.01 per share (the “Common Shares”).
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
We intend to continue to invest in hotel properties or joint ventures only as suitable opportunities arise. We intend to finance our future investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in our Operating Partnership or other securities or borrowings. The success of our acquisition strategy depends, in part, on our ability to access additional capital through issuances of equity securities and borrowings. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels that do not meet our long-term investment objectives as a means to provide liquidity.
Capital Expenditures
We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain of our loans require that we escrow for property improvement purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts necessary to comply with any reasonable loan or franchisor requirement and otherwise to the extent that such expenditures are in the best interest of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under our senior secured revolving credit facility.
For the years ended December 31, 2014 and 2013, we invested approximately $14.9 million and $16.2 million, respectively, on capital projects in our hotels. We expect to invest $16.8 million on capital improvements to our existing hotels in 2015, including improvements required under any brand required PIP.
The Company is planning to develop and expand all four hotels that comprise the Silicon Valley Hotels to increase the aggregate room count by 36% to a total of 1,023 rooms. The 272 room expansion, which would take approximately 12 months from commencement date at each location once all approvals are obtained, is expected to include a new lobby and public spaces in each location with an estimated aggregate cost of approximately $59.0 million, or approximately $217,000 per room.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risks Related to Our Business” and Note 13, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at December 31, 2014 other than non-recourse debt associated with the NewINK JV, Inland JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$69	$69	$—	$—	$—
Revolving credit facility, including interest (1)	24,675	1,135	23,540	—	—
Ground leases	12,081	210	426	436	11,009
Property loans, including interest (1)	722,365	32,545	61,138	57,641	571,041
Total	$759,190	$33,959	$85,104	$58,077	$582,050

(1)
Does not reflect paydowns or additional borrowings under the revolving credit facility after December 31, 2014. Interest payments are based on the interest rate in effect as of December 31, 2014. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.
The Company’s ownership interests in the NewINK JV, Inland JV and the Torrance JV are subject to change in the event that either we, NorthStar or Cerberus calls for additional capital contributions to the respective JVs, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK, Inland and Torrance JVs and will receive a promote interest in the applicable JV if it meets certain return thresholds. NorthStar and Cerberus may also approve certain actions by their respective JV or JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the respective JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
In connection with certain non-recourse mortgage loans in the NewINK JV, Inland JV or Torrance JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.
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

Our hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to seven years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.
Our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When this conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2014 and 2013, we had no hotels that were impaired.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the FASB's guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2014, we had no hotel properties held for sale.

Investment in Unconsolidated Real Estate Entities
If it is determined that the Company does not have a controlling interest in a joint venture, either through its financial interest in a variable investment entity ("VIE") or in a voting interest entity, the equity method of accounting is used if the company has the ability to exercise significant influence. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, advances to and commitments for the investee.

Investment in unconsolidated real estate entities are accounted for under the equity method of accounting and the Company records its equity in earnings or losses under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from the joint ventures pursuant to the joint venture agreements. Under this method, the Company recognizes income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. In the event a basis difference is created between the carrying amount of the Company's share of partner's capital, the resulting amount is allocated based on the assets of the investee and, if assigned to depreciable or amortizable assets, then amortized as a component of income (loss) from unconsolidated real estate entities.

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
Recently Issued Accounting Standards
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. Early adoption is only permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014 and the implementation of the amended guidance did not have a material impact on the Company's consolidated financial position or results of operations, but do expect these amendments to impact the Company's determination of which future property disposals qualify as discontinued operations as well as requiring additional disclosures about discontinued operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on it financial statements.

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

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2014 and December 31, 2013 was $542.5 million and $220.0 million, respectively.
At December 31, 2014, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments that are sensitive to changes in interest rates (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Floating rate:
Debt	—	$22,500	—	—	—	—	$22,500	$22,498
Average interest rate (1)	—	2.67%	—	—	—	—	2.67%
Fixed rate:
Debt	$8,062	$9,478	$3,971	$5,012	$7,046	$494,152	$527,721	$542,538
Average interest rate	5.43%	5.36%	4.77%	4.69%	4.68%	4.65%	4.68%

(1)	LIBOR of 0.17% plus a margin of 2.50% at December 31, 2014.
We estimate that a hypothetical 100 basis points increase in the variable interest rate would result in additional interest expense of approximately $0.2 million annually. This assumes that the amount outstanding under our floating rate debt remains$22.5 million, the balance as of December 31, 2014.

Item 8. Consolidated Financial Statements and Supplementary Data

See our Consolidated Financial Statements and the Notes thereto beginning at page F-1 included in Item 15, which is incorporated herein by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on our assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015.

PART IV
Item 15, Exhibits and Financial Statement Schedules

1.    Financial Statements

Included herein at pages F-1 through F-7

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-7:

Schedule III - Real Estate and Accumulated Depreciation

2(a).     Individual financial statements of entities accounted for by the equity method that qualify as significant subsidiaries for the year ended December 31, 2014 have either been included as an exhibit herein or it has been determined that inclusion of such financial statements is not required at this time. Audited financial statements of INK Acquisitions LLC and Affiliates and IHP I Owner JV, LLC and Affiliates, will be filed as an exhibit to an amended Form 10-K within 90 days of their December 31, 2014 fiscal year end.

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately follows this item.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Declaration of Trust of Chatham Lodging Trust(1)

3.2	Articles Supplementary(3)

3.3	Amended and Restated Bylaws of Chatham Lodging Trust(4)

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (5)

10.2(a)*	Form of Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(1)

12.2(b)*	Form of Employment Agreement between Chatham Lodging Trust and Peter Willis(1)

10.2(c)*	Form of Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(6)

10.3*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(1)

10.4*	Form of LTIP Unit Vesting Agreement(1)

10.5*	Form of Share Award Agreement for Trustees(1)

10.6*	Form of Share Award Agreement for Officers(2)

10.7*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher(7)

10.8*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven(7)

10.9*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis(7)

10.10*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (7)

10.11*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (7)

10.12*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (7)

10.13	Agreement of Limited Partnership of Chatham Lodging, L.P.(1)

10.14	Form of IHM Hotel Management Agreement(1)

10.15
Amended and Restated Credit Agreement, dated as of November 5, 2012, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the lenders and other guarantors party thereto and Barclays Bank PLC, as administrative agent(8)

10.16	Form of Amended and Restated Limited Liability Company Agreement of INK Acquisition II LLC, dated October 27, 2011, by and among CRE-Ink Member II Inc. and Chatham TRS Holding Inc.(9)

10.17
First Amendment to Amended and Restated Credit Agreement, dated as of December 11, 2013, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the lenders party thereto and Barclays Bank PLC, as administrative agent(10)

10.18	Purchase and Sale agreement, dated May 8, 2014, by and among the entities set forth on Schedule A thereto, Chatham Lodging, LP, NewINK JV and certain individual owners.(11)
10.19	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.(11)

10.20
Second Amended and Restate Limited Liability Company Agreement of INK Acquisition III, LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.(11)

10.21	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(11)

10.22	Sales Agreement, dated January 31, 2014, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(12)
10.23	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(13)

10.24	Limited Liability Company Agreement of IHP I Owner OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(13)

10.25	Sales Agreement, dated January 13, 2015 by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(14)

10.26*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015.(15)

10.27*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015.(15)

12.1	Statement of computation of ratio of earnings to fixed charges and preferred share dividends

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

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
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2013.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 13, 2014.
(5) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(6) Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on October 28, 2010 (File No. 333-170176).
(7) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014 (File No. 001-34693).
(8) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2013.
(9) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2012.
(10) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2013.

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 (File No. 001-34693).
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2014.
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 20, 2014.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2015.
(15) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	March 16, 2015	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
Jeffrey H. Fisher

/s/ DENNIS M. CRAVEN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
Dennis M. Craven

/s/ MILES BERGER	Trustee	March 16, 2015
Miles Berger

/s/ THOMAS J. CROCKER	Trustee	March 16, 2015
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	March 16, 2015
Jack P. DeBoer

/s/ GLEN R. GILBERT	Trustee	March 16, 2015
Glen R. Gilbert

/s/ C. GERALD GOLDSMITH	Trustee	March 16, 2015
C. Gerald Goldsmith

/s/ ROBERT PERLMUTTER	Trustee	March 16, 2015
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	March 16, 2015
Rolf E. Ruhfus

/s/ JOEL F. ZEMANS	Trustee	March 16, 2015
Joel F. Zemans

CHATHAM LODGING TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2014 and 2013	F-3
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	F-4
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-6
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule
Schedule III - Real Estate and Accumulated Depreciation at December 31, 2014	F-7

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 16, 2015

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013

Assets:
Investment in hotel properties, net	$1,096,425	$652,877
Cash and cash equivalents	15,077	4,221
Restricted cash	12,030	4,605
Investment in unconsolidated real estate entities	28,152	774
Hotel receivables (net of allowance for doubtful accounts of $71 and $30, respectively)	3,601	2,455
Deferred costs, net	7,514	7,113
Prepaid expenses and other assets	2,300	1,879
Total assets	$1,165,099	$673,924
Liabilities and Equity:
Mortgage debt	$527,721	$222,063
Revolving credit facility	22,500	50,000
Accounts payable and accrued expenses	20,042	12,799
Distributions and losses in excess of investments of unconsolidated real estate entities	—	1,576
Distributions payable	2,884	1,950
Total liabilities	573,147	288,388
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2014 and 2013	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 34,173,691 and 26,295,558 shares issued and outstanding at December 31, 2014 and 2013, respectively	339	261
Additional paid-in capital	599,318	433,900
Accumulated deficit	(11,120)	(50,792)
Total shareholders’ equity	588,537	383,369
Noncontrolling Interests:
Noncontrolling interest in operating partnership	3,415	2,167
Total equity	591,952	385,536
Total liabilities and equity	$1,165,099	$673,924
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2014	2013	2012
Revenue:
Room	$184,926	$118,169	$94,566
Food and beverage	2,764	1,311	253
Other	7,534	5,113	4,023
Cost reimbursements from unconsolidated real estate entities	1,992	1,635	1,622
Total revenue	197,216	126,228	100,464
Expenses:
Hotel operating expenses:
Room	37,516	25,709	20,957
Food and beverage expense	1,966	944	307
Telephone expense	1,304	899	718
Other hotel operating expense	2,056	1,580	1,508
General and administrative	16,265	11,529	9,320
Franchise and marketing fees	15,110	9,394	7,529
Advertising and promotions	3,676	2,782	2,257
Utilities	7,269	4,955	4,081
Repairs and maintenance	8,705	6,310	4,958
Management fees	6,096	3,752	2,872
Insurance	998	742	523
Total hotel operating expenses	100,961	68,596	55,030
Depreciation and amortization	34,710	18,249	14,273
Property taxes and insurance	12,624	8,915	7,088
General and administrative	9,852	8,131	7,565
Hotel property acquisition costs and other charges	10,381	3,341	236
Reimbursable costs from unconsolidated real estate entities	1,992	1,635	1,622
Total operating expenses	170,520	108,867	85,814
Operating income	26,696	17,361	14,650
Interest and other income	108	132	55
Interest expense, including amortization of deferred fees	(21,354)	(11,580)	(14,641)
Loss on early extinguishment of debt	(184)	(933)	—
Loss from unconsolidated real estate entities	(3,830)	(1,874)	(1,439)
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	65,750	—	—
Income (loss) before income tax expense	67,186	3,106	(1,375)
Income tax expense	(105)	(124)	(75)
Net income (loss)	67,081	2,982	(1,450)
Net income attributable to non-controlling interest	(208)	—	—
Net income attributable to common shareholders	$66,873	$2,982	$(1,450)
Income per Common Share - Basic:
Net income (loss) attributable to common shareholders (Note 10)	$2.32	$0.13	$(0.12)
Income per Common Share - Diluted:
Net income (loss) attributable to common shareholders (Note 10)	$2.30	$0.13	$(0.12)
Weighted average number of common shares outstanding:
Basic	28,531,094	21,035,892	13,811,691
Diluted	28,846,724	21,283,831	13,811,691
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance January 1, 2012	13,819,939	$137	$239,173	$(23,220)	$216,090	$1,028	$217,118
Issuance of shares pursuant to Equity Incentive Plan	27,592	—	300	—	300	—	300
Issuance of restricted time-based shares	61,376	—	—	—	—	—	—
Amortization of share based compensation	—	—	882	—	882	781	1,663
Dividends declared on common shares ($0.775 per share)	—	—	—	(10,821)	(10,821)	—	(10,821)
Distributions declared on LTIP units ($0.775 per unit)	—	—	—	—	—	(198)	(198)
Net loss	—	—	—	(1,450)	(1,450)	—	(1,450)
Balance, December 31, 2012	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $10,388	12,306,000	124	192,239	—	192,363	—	192,363
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	966	—	966	782	1,748
Dividends declared on common shares ($0.84 per share)	—	—	—	(18,283)	(18,283)	—	(18,283)
Distributions declared on LTIP units ($0.84 per unit)	—	—	—	—	—	(216)	(216)
Reallocation of noncontrolling interest	—	—	10	—	10	(10)	—
Net income	—	—	—	2,982	2,982	—	2,982
Balance, December 31, 2013	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of shares, net of offering costs of $7,153	7,782,903	78	164,321	—	164,399	—	164,399
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	1,275	—	1,275	783	2,058
Dividends declared on common shares ($0.93 per share)	—	—	—	(27,201)	(27,201)	—	(27,201)
Distributions declared on LTIP units ($0.93 per unit)	—	—	—	—	—	(240)	(240)
Reallocation of noncontrolling interest	—	—	(497)	—	(497)	497	—
Net income	—	—	—	66,873	66,873	208	67,081
Balance, December 31, 2014	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$67,081	$2,982	$(1,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,579	18,162	14,198
Amortization of deferred franchise fees	131	87	75
Amortization of deferred financing fees included in interest expense	1,532	1,088	1,840
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	(65,750)	—	—
Loss on early extinguishment of debt	184	933	—
Loss on write-off of deferred franchise fee	—	64	—
Share based compensation	2,471	2,085	2,003
Loss from unconsolidated real estate entities	3,830	1,874	1,439
Changes in assets and liabilities:
Hotel receivables	243	(68)	(41)
Deferred costs	(754)	(493)	(148)
Prepaid expenses and other assets	(118)	338	(428)
Accounts payable and accrued expenses	5,877	4,519	(2,603)
Net cash provided by operating activities	49,306	31,571	14,885
Cash flows from investing activities:
Improvements and additions to hotel properties	(14,931)	(16,178)	(8,590)
Acquisition of hotel properties, net of cash acquired	(404,737)	(229,646)	(27,998)
Distributions from unconsolidated entities	2,053	13,939	21,202
Investment in unconsolidated real estate entities	(27,948)	(1,649)	—
Restricted cash	(7,425)	(1,656)	2,350
Net cash used in investing activities	(452,988)	(235,190)	(13,036)
Cash flows from financing activities:
Borrowings on revolving credit facility	250,000	234,000	38,500
Repayments on revolving credit facility	(277,500)	(263,500)	(26,500)
Payments on debt	(2,631)	(2,166)	(1,694)
Proceeds from the issuance of debt	340,475	164,613	—
Principal prepayment of mortgage debt	(32,186)	(100,130)	—
Payments of financing costs	(1,585)	(2,405)	(1,452)
Payment of offering costs	(7,062)	(10,388)	(277)
Proceeds from issuance of common shares	171,552	202,751	—
In-substance repurchase of vested common shares	(18)	(7)	—
Distributions-common shares/units	(26,507)	(19,424)	(10,610)
Net cash provided by (used in) financing activities	414,538	203,344	(2,033)
Net change in cash and cash equivalents	10,856	(275)	(184)
Cash and cash equivalents, beginning of period	4,221	4,496	4,680
Cash and cash equivalents, end of period	$15,077	$4,221	$4,496
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,296	$10,169	$12,677
Cash paid for income taxes	$220	$77	$135
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
As of December 31, 2014, the Company had accrued distributions payable of $2,884. These distributions were paid on January 30, 2015 except for $129 related to accrued but unpaid distributions on unvested performance based shares (See Note 11). As of December 31, 2013, the Company had accrued distributions payable of $1,950. These distributions were paid on January 31, 2014 except for $92 related to accrued but unpaid distributions on unvested performance based shares. As of December 31, 2012, the Company had accrued distributions payable of $2,875. These distributions were paid on January 25, 2013 except for $41 thousand related to accrued but unpaid distributions on unvested performance based shares.
A franchise fee of $75 was included in prepaid expenses and other assets at December 31, 2012. This amount was moved to deferred costs, net as of the second quarter of 2013, for the rebranding of the Company's Washington D.C. hotel to a Residence Inn by Marriott.
Accrued share based compensation of $413, $337 and $337 is included in accounts payable and accrued expenses as of December 31, 2014, 2013 and 2012.
Accrued capital improvements of $865, $323 and $869 are included in accounts payable and accrued expenses as of December 31, 2014, 2013, and 2012 respectively.
At December 31, 2013, there were costs of $91 included in deferred costs related to offerings completed in 2014. During 2014, the Company wrote-off $397 of deferred loan costs and $213 of accumulated amortization on a loan that was paid off.
The Innkeepers JV transaction (see note 5) partially resulted in a non-cash transaction whereby the Company's previously held joint venture deficit interest in the four Silicon Valley Hotels of approximately $6.9 million was recorded as part of the Company's acquisition in the Silicon Valley Hotels and related net gain from remeasurement and sale of investment.
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data)

1.    Organization
Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally-managed and was organized to invest primarily in premium-branded upscale extended-stay and select-service hotels. The Company has elected to be treated as a real estate investment trust for federal income tax purposes ("REIT").

The Company had no operations prior to the consummation of the initial public offering ("IPO") in April 2010. The net proceeds from our share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership, which are presented as non-controlling interests on our consolidated balance sheets.
As of December 31, 2014, the Company owned 34 hotels with an aggregate of 5,115 (unaudited) rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,094 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 (unaudited) rooms and (iii) held a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV, Inland JV and Torrance JV collectively as the "JVs".
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation. The Company indirectly owns its (i) 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) its 5.0% interest in the Torrance JV through the Operating Partnership. All of the NewINK JV hotels, Inland JV hotels and the Torrance JV hotel are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2014, Island Hospitality Management Inc. (“IHM”), which was 90% owned by Mr. Fisher, managed 32 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of December 31, 2014, all of the NewINK JV hotels were managed by IHM. As of December 31, 2014, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel is managed by Marriott.

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

Reclassifications
Certain prior period revenue and expense amounts in the consolidated financial statements have been reclassified to be comparable to the current period presentation. The reclassification did not have any impact on net income (loss).
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

Investment in Hotel Properties

The Company allocates the purchase prices of hotel properties acquired through a business combination based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees are expensed in the period incurred.
The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.
The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2014, 2013 and 2012, there were no hotel properties impaired.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the FASB's guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2014, the Company had no hotel properties held for sale.

Investment in Unconsolidated Real Estate Entities
If it is determined that the Company does not have a controlling interest in a joint venture, either through its financial interest in a variable investment entity ("VIE") or in a voting interest entity, but does have the ability to exercise significant influence the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, advances to and commitments for the investee.

Investment in unconsolidated real estate entities are accounted for under the equity method of accounting and the Company records its equity in earnings or losses under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, the Company recognizes income and loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. In the event a basis difference is created between the carrying amount of the Company's share of partner's capital, the resulting amount is allocated based on the assets of the investee and, if assigned to depreciable or amortizable assets, then amortized as a component of income (loss) from unconsolidated real estate entities.

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheet at December 31, 2014 and 2013 is $12,030 and $4,605, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2014 and 2013, the allowance for doubtful accounts was $71 and $30, respectively.

Deferred Costs
Deferred costs consist of franchise agreement fees for the Company’s hotels, loan costs related to the Company’s senior secured revolving credit facility and mortgage loans and costs related to the Company’s share offerings or share plans.

Deferred costs consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013

Loan costs	$10,717	$9,529
Franchise fees	2,969	2,215
Other	—	91
	13,686	11,835
Less accumulated amortization	(6,172)	(4,722)
Deferred costs, net	$7,514	$7,113
Loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. Other deferred costs relate to potential share offerings and are recorded as a reduction in additional paid-in capital as shares are sold. For the years ended December 31, 2014, 2013 and 2012, amortization expense related to franchise fees of $131, $87 and $75, respectively, is included in depreciation and amortization. Amortization expense related to loan costs of $1,532, $1,088 and $1,840 for the years ended December 31, 2014, 2013 and 2012, respectively, is included in interest expense in the consolidated statements of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

Distributions and Losses in Excess of Investments in Unconsolidated Real Estate Entities

At times, certain of the Company’s investments in unconsolidated entities share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. Although the Company typically does not make any guarantees of its investments in unconsolidated real estate entities other than certain customary non-recourse carve-out provisions, due to potential penalties along with potential upside financial returns, the Company generally intends to make any required capital contributions to maintain its ownership percentage and as such will record its share of cumulative allocated losses and cash distributions below zero.  As a result, the carrying value of certain investments in unconsolidated entities is negative. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Company’s Consolidated Balance Sheets.

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

Share-Based Compensation

The Company measures compensation expense for the restricted share awards based upon the fair market value of its common shares at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company pays dividends on vested and non-vested restricted shares, except for performance-based shares, for which dividends on unvested shares are not paid until those shares are vested.
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

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiaries (each, a “TRS”) which, in turn are wholly owned by the Operating Partnership. Additionally, the Company indirectly owns its interest in the hotels owned by the NewINK JV (47 hotels), the Inland JV (48 hotels) and the Torrance JV through the Operating Partnership. All of the NewINK JV hotels, Inland JV hotels and the Torrance JV hotel are leased to TRS Lessees in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.

As of December 31, 2014, the Company is no longer subject to U.S federal income tax examinations for years before 2012 and with few exceptions to state examinations before 2012.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provisions for income taxes is required in the Company's consolidated financial statements as of December 31, 2014. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

During the first quarter of 2015, management was notified that one of the Company's TRS' is going to be examined by the State of Florida Department of Revenue for the tax years ended December 31, 2009 through 2013. As of March 16, 2015, the examination remains open. The Company believes that it does not need to record a liability related to all matters contained in the tax periods open to examination. However, should the Company experience an unfavorable outcome in the State of Florida matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of the income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Organizational and Offering Costs

The Company expensed organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity as shares are sold. For offering costs incurred prior to potential share offerings, these costs are initially recorded in deferred costs on the balance sheet and then recorded as a reduction to addtional paid-in capital as shares are sold through the subsequent share offering. As of December 31, 2014 and 2013, the Company had $0 and $91 recorded in deferred costs related to deferred offering costs.

Segment Information

Management evaluates the Company's hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers.

Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale upon acquisition should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. Early adoption is only permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014 and the implementation of the amended guidance did not have a material impact on the Company's consolidated financial position or results of operations, but do expect these amendments to impact the Company's determination of which future property disposals qualify as discontinued operations as well as requiring additional disclosures about discontinued operations.

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

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

3.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price of each of the hotels acquired by the Company in 2014, based on the fair value on the date of its acquisition, was (in thousands):

	Silicon Valley Hotels	Cherry Creek Hotel	Inland 4 Pack Hotels	Total
Acquisition date	6/9/2014	8/29/2014	11/17/2014
Number of rooms (unaudited)	751	194	575	1,520
Land	$149,565	$3,700	$12,923	$166,188
Building and improvements	159,391	26,300	92,414	278,105
Furniture, fixtures and equipment	14,897	2,000	1,404	18,301
Cash	25	1	11	37
Restricted cash	—	—	—	—
Accounts receivable	959	56	374	1,389
Deferred costs, net	—	—	—	—
Prepaid expenses and other assets	289	17	56	362
Mortgage Debt	—	—	—	—
Accounts payable and accrued expenses	—	(62)	(686)	(748)
Net assets acquired	$325,126	$32,012	$106,496	$463,634
Less: Fair value of interest in the Silicon Valley Hotels and NewINK JV	(58,860)	—	—	(58,860)
Net assets acquired, net of cash	$266,241	$32,011	$106,485	$404,737

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. The Company incurred acquisition costs of $10,381, $3,341 and $236, respectively, during the years ended December 31, 2014, 2013 and 2012.

The amount of revenue and operating income from the hotels acquired in 2014 from their respective date of acquisition through December 31, 2014 is as follows (in thousands):

	Revenue	Operating Income

Silicon Valley hotels	$26,814	$16,554
Cherry Creek hotel	2,445	1,111
Inland 4 Pack hotels	2,035	692
Total	$31,294	$18,357

Pro Forma Financial Information (unaudited)
The following condensed pro forma financial information presents the unaudited results of operations as if the hotels acquired during the years ended December 31, 2014, 2013 or 2012 had taken place on January 1, 2013, 2012 and 2011, respectively. Since the acquisition of the Portland hotel and the Cherry Creek hotel were not material, the pro forma numbers presented below do not include the operating results of the Portland hotel or Cherry Creek hotel prior to the acquisition date. Supplemental pro forma earnings were adjusted to exclude $7,234 and $1,667, respectively, of acquisition-related costs incurred in the years ended December 31, 2014 and 2013. Supplemental pro forma earnings for the years ended December 2013 and 2012, respectively, were adjusted to include these charges from 2014 and 2013. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2013, 2012 or 2011, respectively, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the year ended
	December 31,
	2014	2013	2012
Pro forma total revenue	$237,681	$216,239	$141,557
Pro forma net income (loss)	$80,930	$7,627	$1,928
Pro forma income per share:
Basic	$2.84	$0.27	$0.07
Diluted	$2.81	$0.26	$0.07
Weighted average common shares outstanding
Basic	28,531,094	28,531,094	28,531,094
Diluted	28,846,724	28,846,724	28,846,724
As a result of the properties being treated as acquired as of January 1, 2012 and 2013, the Company assumed approximately 28,531,094 shares were issued as of January 1, 2012 to fund the acquisition of the properties. Consequently, the weighted average shares outstanding was adjusted to reflect the treatment of these assumed additional shares as issued outstanding as of the beginning of the periods presented.

4.    Investment in Hotel Properties
Investment in hotel properties as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land and improvements	$261,108	$94,847
Building and improvements	844,396	559,713
Furniture, fixtures and equipment	61,186	36,628
Renovations in progress	6,574	4,006
	1,173,264	695,194
Less: accumulated depreciation	(76,839)	(42,317)
Investment in hotel properties, net	$1,096,425	$652,877
5.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV with Cerberus for $1,649. The Torrance JV acquired the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the years ended December 31, 2014 and 2013, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the year ended
	December 31,
	2014	2013
Cash generated from other activities and excess cash	$100	$40
Cash generated from debt refinancing	—	908
Total	$100	$948

The Company owned a 10.3% interest in a joint venture (the "Innkeepers JV") with Cerberus, which owned 51 hotels comprising an aggregate of 6,845 rooms until June 9, 2014. The Company accounted for this investment under the equity method. During the years ended December 31, 2014 and 2013, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the year ended
	December 31,
	2014	2013
Cash generated from other activities and excess cash	$411	$2,716
Cash generated from asset sales	—	130
Cash generated from debt refinancing	—	10,145
Total	$411	$12,991
On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51-hotels, owned by the Innkeepers JV to a new joint venture (the "NewINK JV") between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership: NorthStar owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV. The remaining four hotels that were part of the 51-hotel Innkeeper's JV portfolio, each of which is a Residence Inn hotel located in Silicon Valley, CA ("Silicon Valley Hotels"), were purchased by the Company (see note 3). The Company accounts for its investment in the NewINK JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18.8 million and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47.0 million (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $65.8 million from the transaction. For tax purposes, the Company's gain resulting from this transaction was rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels. As of December 31, 2014, the Company's share of partners' capital in the NewINK JV is approximately $19.0 million and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $17.3 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the years ended December 31, 2014 and 2013, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the year ended
	December 31,
	2014	2013
Cash generated from other activities and excess cash	$1,542	$—
Total	$1,542	$—

On November 17, 2014, the Company acquired a 10.0% interest in a joint venture between affiliates of NorthStar and the Operating Partnership (the "Inland JV"). NorthStar owns a 90.0% interest in the Inland JV. The Company accounts for this investment under the equity method. During the years ended December 31, 2014 and 2013, the Company did not receive any cash distributions from the Inland JV.

The Company’s ownership interests in the NewINK JV, the Inland JV and the Torrance JV (the "JVs") are subject to change in the event that either the Company, NorthStar or Cerberus calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. NorthStar and Cerberus may also approve certain actions by the JVs in which they are a partner without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.

The Company's investments in the NewInk JV, the Inland JV and the Torrance JV are $1,694, $25,676, $782, respectively, at December 31, 2014. The following tables sets forth the total assets, liabilities, equity and components of net loss, including the Company’s share, related to all JVs for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance Sheet
	December 31, 2014	December 31, 2013	December 31, 2012
Assets
Investment in hotel properties, net	$1,907,928	$874,058	$862,747
Other assets	261,311	114,034	86,149
Total Assets	$2,169,239	$988,092	$948,896

Liabilities
Mortgages and notes payable	$1,677,159	$969,023	$792,239
Other Liabilities	34,929	19,211	27,041
Total Liabilities	1,712,088	988,234	819,280

Equity
Chatham Lodging Trust	45,470	(802)	13,362
Joint Venture Partner	411,681	660	116,254
Total Equity	457,151	(142)	129,616
Total Liabilities and Equity	$2,169,239	$988,092	$948,896

	For the year ended
Statement of Operations	December 31,
	2014	2013	2012
Revenue	$290,419	$271,224	$251,612
Total hotel operating expenses	166,849	151,823	143,525
Operating income	$123,570	$119,401	$108,087
Net loss from continuing operations	$(40,018)	$(14,376)	$(16,093)
Gain (loss) on sale of hotels	$(5)	$(2,730)	$2,092
Net loss	$(40,023)	$(17,106)	$(14,001)

Income allocable to the Company	$(4,165)	$(1,874)	$(1,439)
Basis difference adjustment	$335	$—	$—
Total loss from unconsolidated real estate entities attributable to Chatham	$(3,830)	$(1,874)	$(1,439)

6.    Debt
The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (in thousands):

Collateral	Interest Rate	Maturity Date	12/31/14 Property Carrying Value	Balance Outstanding as of
				December 31, 2014	December 31, 2013
Senior Secured Revolving Credit Facility (1)	2.67%	November 5, 2016	$177,133	$22,500	$50,000
SpringHill Suites by Marriott Washington, PA	5.84%	April 1, 2015	11,509	4,760	4,937
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,553	6,172	6,378
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,075	14,832	15,150
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	46,947	30,062	30,546
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,615	17,174	17,454
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	32,918	23,534	23,925
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,526	19,475	19,812
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	38,187	23,657	24,028
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	69,635	47,580	47,580
Residence Inn by Marriott Garden Grove, CA (2)	4.79%	April 6, 2024	42,873	34,000	32,253
Residence Inn by Marriott Silicon Valley I, CA (3)	4.64%	July 1, 2024	90,509	64,800	—
Residence Inn by Marriott Silicon Valley II, CA (3)	4.64%	July 1, 2024	99,150	70,700	—
Residence Inn by Marriott San Mateo, CA (3)	4.64%	July 1, 2024	71,022	48,600	—
Residence Inn by Marriott Mountain View, CA (3)	4.64%	July 1, 2024	54,781	37,900	—
SpringHill Suites by Marriott Savannah, GA (4)	4.62%	July 6, 2024	38,215	30,000	—
Homewood Suites by Hilton Billerica, MA (5)	4.32%	December 6, 2024	12,238	16,225	—
Homewood Suite by Marriott Carlsbad, CA (5)	4.32%	December 6, 2024	28,838	19,950	—
Hampton Inn & Suites Houston Medical Cntr., TX (6)	4.25%	January 6, 2025	15,605	18,300	—
Total			$923,329	$550,221	$272,063

(1)
Ten properties in the borrowing base serve as collateral for borrowings under the credit facility at December 31, 2014. The interest rate for the senior secured revolving credit facility is variable and based on LIBOR plus 2.5%.

(2)
On March 21, 2014, the Company refinanced the mortgage for the Residence Inn Garden Grove hotel. The new loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 12 months. The Company incurred $184 in costs for the early extinguishment of debt related to the old loan.

(3)
On June 9, 2014, the Company obtained 4 new mortgage loans secured by a first mortgage for the Silicon Valley I, Silicon Valley II, San Mateo and Mountain View hotels, respectively. The new loans have a 10-year term and a 30-year amortization payment schedule but are interest only for the first 60 months.

(4)
On July 2, 2014, the Company obtained a new mortgage loan secured by a first mortgage for the Savannah hotel. The loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 60 months.

(5)
On November 25, 2014, the Company obtained 2 new mortgage loans secured by a first mortgage on each of the Billerica and Carlsbad hotels. The loans have a 10-year term and a 30-year amortization payment schedule but are interest only for the first 36 months.

(6)
On December 17, 2014, the Company obtained a new mortgage loan secured by a first mortgage on the Houston Medical Center hotel. The loan has a 10-year term, a 30-year amortization payment schedule but is interest only for the first 36 months.

The Company entered into an amendment (the "Amendment") to its amended and restated senior secured revolving credit facility on December 11, 2013. The Amendment extends the maturity date to November 5, 2016 and includes the Company's option to extend the maturity date by an additional year. The senior secured revolving credit facility includes limitations on the extent of allowable distributions to the Company not to exceed the greater of 95% of Adjusted Funds from Operations (as defined in the senior secured revolving credit facility) and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Facility amount	$175,000
Accordion feature	Increase additional $50,000
LIBOR floor	None
Interest rate applicable margin	200-300 basis points, based on leverage ratio
Unused fee	25 basis points if less than 50% unused, 35 basis points if more than 50% unused
Minimum fixed charge coverage ratio	1.5x
At December 31, 2014 and 2013, the Company had $22,500 and $50,000, respectively, of outstanding borrowings under its senior secured revolving credit facility. Ten properties in the borrowing base serve as collateral for borrowings under the credit facility at December 31, 2014. At December 31, 2014, the maximum borrowing availability under the revolving credit facility was $175,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2014 and 2013 was $542.5 million and $220.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2014 and 2013 was $22.5 million and $50.0 million, respectively.
As of December 31, 2014, the Company was in compliance with all of its financial covenants. At December 31, 2014, the Company’s consolidated fixed charge coverage ratio was 3.15. Future scheduled principal payments of debt obligations as of December 31, 2014, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2015	$8,062
2016	31,978
2017	3,971
2018	5,012
2019	7,046
Thereafter	494,152
Total	$550,221

7.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, which are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2014	2013	2012
Current:
Federal	$82	$93	$55
State	27	30	19
Current tax expense	$109	$123	$74

Deferred:
Federal	(3)	—	1
State	(1)	1	—
Deferred tax expense	(4)	1	1
Total tax expense	$105	$124	$75

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRSs before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2014	2013	2012
Book income (loss) before income taxes	$(520)	$(2,080)	$159

Statutory rate of 34% applied to pre-tax income	$(178)	$(707)	$54
Effect of state and local income taxes, net of federal tax benefit	(14)	(82)	20
Provision to return and deferred adjustment	40	118	—
Change in valuation allowance	257	795	1
Total expense	$105	$124	$75

Effective tax rate	(20.19)%	(5.96)%	47.17%

At December 31, 2014, TRS 1 had a gross deferred tax asset associated with future tax deductions of $1,297. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $10 as of December 31, 2014 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for December 31, 2014 and 2013. Accordingly, the net deferred tax asset of the Company solely relates to the deferred tax assets generated by TRS 2 during the years ended December 31, 2014 and 2013. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2014 and 2013 are as follows (in thousands):

	For the year ended
	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$28	$11
Other	230	101
Valuation allowance	(248)	(89)
Current deferred tax asset	$10	$23
Non-current
Total book to tax difference in partnership	$(165)	$(149)
Net operating loss	1,214	1,100
Valuation allowance	(1,049)	(951)
Non-current deferred tax asset	$—	$—
Net deferred tax asset	$10	$23

8.    Dividends Declared and Paid
The Company declared total common share dividends of $0.93 per share and distributions on long-term incentive plan ("LTIP") units of $0.93 per unit for the year ended December 31, 2014. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Ordinary Income	Return of Capital
January	1/31/2014	2/28/2014	$0.07	$0.07	$0.069	$0.001
February	2/28/2014	3/28/2014	0.07	0.07	0.069	0.001
March	3/31/2014	4/25/2014	0.07	0.07	0.069	0.001
1st Quarter 2014			$0.21	$0.21	$0.207	$0.003

April	4/30/2014	5/30/2014	$0.08	$0.08	$0.078	$0.002
May	5/30/2014	6/27/2014	0.08	0.08	0.078	0.002
June	6/30/2014	7/25/2014	0.08	$0.08	0.078	0.002
2nd Quarter 2014			$0.24	$0.24	$0.234	$0.006

July	7/31/2014	8/29/2014	$0.08	$0.08	$0.078	$0.002
August	8/29/2014	9/26/2014	0.08	0.08	0.078	0.002
September	9/30/2014	10/31/2014	$0.08	0.08	$0.078	$0.002
3rd Quarter 2014			$0.24	$0.24	$0.234	$0.006

October	10/31/2014	11/28/2014	$0.08	$0.08	$0.078	$0.002
November	11/28/2014	12/26/2014	0.08	0.08	0.078	0.002
December	12/31/2014	1/30/2015	$0.08	$0.08	$0.078	$0.002
4th Quarter 2014			$0.24	$0.24	$0.234	$0.006

Total 2014			$0.93	$0.93	$0.909	$0.021

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Ordinary Income	Return of Capital
January	1/31/2013	2/22/2013	$0.07	$0.07	$0.06	$0.01
February	2/28/2013	3/29/2013	0.07	0.07	0.06	0.01
March	3/28/2013	4/26/2013	0.07	0.07	0.06	0.01
1st Quarter 2013			$0.21	$0.21	$0.18	$0.03

April	4/30/2013	5/31/2013	$0.07	$0.07	$0.06	$0.01
May	5/31/2013	6/28/2013	0.07	0.07	0.06	0.01
June	6/28/2013	7/26/2013	0.07	$0.07	0.06	0.01
2nd Quarter 2013			$0.21	$0.21	$0.18	$0.03

July	7/31/2013	8/30/2013	$0.07	$0.07	$0.06	$0.01
August	8/30/2013	9/27/2013	0.07	0.07	0.06	0.01
September	9/30/2013	10/25/2013	$0.07	0.07	$0.06	$0.01
3rd Quarter 2013			$0.21	$0.21	$0.18	$0.03

October	10/31/2013	11/29/2013	$0.07	$0.07	$0.06	$0.01
November	11/29/2013	12/27/2013	0.07	0.07	0.06	0.01
December	12/31/2013	1/31/2014	$0.07	$0.07	$0.06	$0.01
4th Quarter 2013			$0.21	$0.21	$0.18	$0.03

Total 2013			$0.84	$0.84	$0.72	$0.12

For the years ended December 31, 2014 and 2013, approximately 97.7% and 85.7% of the distributions paid to stockholders were considered taxable income and approximately 2.3% and 14.3% were considered a return of capital for federal income tax purposes, respectively.

9.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by its Board of Trustees. As of December 31, 2014, 34,173,691 common shares were outstanding.
Common share stock offerings of the Company consisted of the following from inception through December 31, 2014:

Type of Offering	Date	Shares Issued	Price per Share	Gross Proceeds (in millions)	Net Proceeds (in millions)
Initial public offering	4/21/2010	8,625,000	$20.00	$172.5	$158.7
Private placement offering (1)	4/21/2010	500,000	20.00	10.0	10.0
Follow-on common share offering	2/8/2011	4,000,000	16.00	64.0	60.3
Over-allotment option	2/8/2011	600,000	16.00	9.6	9.1
Follow-on common share offering	1/14/2013	3,500,000	14.70	51.4	48.4
Over-allotment option	1/31/2013	92,677	14.70	1.4	1.3
Follow-on common share offering	6/18/2013	4,500,000	16.35	73.6	70.0
Over-allotment option	6/28/2013	475,823	16.35	7.8	7.4
Follow-on common share offering	9/30/2013	3,250,000	18.35	59.6	56.7
Over-allotment option	10/11/2013	487,500	18.35	8.9	8.5
Follow-on common share offering	9/24/2014	6,000,000	21.85	131.1	125.6
Over-allotment option	9/24/2014	900,000	21.85	19.7	18.9
		32,931,000		$609.6	$574.9
(1) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”) in a private placement concurrent with its IPO.

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2014 and 2013, respectively, we had issued 2,083 and 0 shares under the DRSP at a weighted average price of $24.38. As of December 31, 2014, there was approximately $24,949 available for issuance under the DRSPP.

In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, the Company may publicly offer and sell up to $50 million of its common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. As of December 31, 2014 and 2013, respectively, we had issued 880,820 and 0 shares under the ATM Plan at a weighted average price of $23.54 in addition to the offerings discussed above. As of December 31, 2014, there was approximately $29,264 available for issuance under the ATM Plan.
On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan.

During the years ended December 31, 2014 and 2013, the Company withheld 867 and 445, respectively, of common shares of beneficial interest that had vested to executives in accordance with the Equity Incentive Plan at a value of $20.63 and $16.31, respectively, per share to meet the minimum statutory tax withholding requirements of the executive which were directly remitted by the Company to the appropriate taxing jurisdiction. The price per share is determined by using the closing price of the common shares the day before they are withheld.

Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2014.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2014 and 2013, there were no Operating Partnership common units held by unaffiliated third parties.

At December 31, 2014 and 2013, an aggregate of 257,775 LTIP units, a special class of operating partnership units, were held by executive officers. The LTIP units receive per unit distributions equal to the per share distribution paid on common shares. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIPS units of one of the officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. Four-fifths of these LTIP units have vested. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. Four-fifths of these units have vested as of December 31, 2014. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income (loss).

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

	For the year ended
	December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$66,873	$2,982	$(1,450)
Dividends paid on unvested shares and units	(216)	(294)	(272)
Undistributed earnings allocated to unvested shares and units	$(324)	$—	$—
Net income (loss) attributable to common shareholders	$66,333	$2,688	$(1,722)
Denominator:
Weighted average number of common shares - basic	28,531,094	21,035,892	13,811,691
Effect of dilutive securities:
Unvested shares	315,630	247,939	—
Weighted average number of common shares - diluted	28,846,724	21,283,831	13,811,691
Basic income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$2.32	$0.13	$(0.12)
Diluted income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share	$2.30	$0.13	$(0.12)

11.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The Equity Incentive Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The Equity Incentive Plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the Equity Incentive Plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares, for which dividends on unvested performance-based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2014, there were 2,296,458 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of December 31, 2014 are:

Award Type	Award Date	Total Shares Granted	Vested as of December 31, 2014
2012 Time-based Awards	2/23/2012	61,376	40,918
2012 Performance-based Awards	2/23/2012	53,191	35,462
2013 Time-based Awards	1/29/2013	40,829	13,611
2013 Performance-based Awards	5/17/2013	40,829	13,611
2014 Time-based Awards	1/31/2014	48,213	—
2014 Performance-based Awards	1/31/2014	38,805	—
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
A summary of the Company’s restricted share awards for the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	158,035	$12.39	140,077	$12.70	51,029	$19.04
Granted	87,018	17.46	81,658	13.43	114,567	11.28
Vested	(65,412)	12.17	(63,700)	14.39	(25,519)	19.04
Non-vested at end of the period	179,641	$14.92	158,035	$12.39	140,077	$12.70
As of December 31, 2014 and 2013, there were $1,458 and $1,214, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2014, these costs were expected to be recognized over a weighted–average period of approximately 1.9 years. For the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $1,275, $966 and $883 respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Long-Term Incentive Plan Units
LTIP units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company does not receive a tax deduction for the value of any LTIP units granted to employees. LTIP units, whether vested or not, receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP units have a capital account balance of zero, and do not have full parity with common Operating Partnership units with respect to liquidating distributions. The Operating Partnership will revalue its assets upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP units may be converted by the holder, at any time, into an equal number of common units of limited partnership interest in the Operating Partnership (“Common Units”), which may be redeemed, at the option of the holder, for cash or at the Company’s option an equivalent number of the Company’s common shares.
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

The LTIP units’ fair value was determined by using a discounted value approach. In determining the discounted value of the LTIP Units, the Company considered the inherent uncertainty that the LTIP units would never reach parity with the other Common Units and thus have an economic value of zero to the grantee. Additional factors considered in reaching the assumptions of uncertainty included discounts for illiquidity; expectations for future dividends; limited or no operating history as of the date of the grant; significant dependency on the efforts and services of our executive officers and other key members of management to implement the Company's business plan; available acquisition opportunities; and economic environment and conditions. The Company used an expected stabilized dividend yield of 5.0% and a risk free interest rate of 2.33% based on a five-year U.S. Treasury yield.
The Company recorded $783, $783 and $783 in compensation expense related to the LTIP units for years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, there was $267 and $1,049, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 0.4 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units of one of the officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. Four-fifths of these units have vested as of December 31, 2014. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieve full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. Four-fifths of these units have vested as of December 31, 2014. Accordingly, these LTIP units were allocated their pro-rata share of the Company's net income.
Board of Trustee Share Compensation
For 2014, 2013 and 2012, each independent trustee was compensated $75 for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 50% in the form of shares. In January 2014, 2013 and 2012, the Company issued 16,542, 22,536 and 27,592 common shares, respectively, to its independent trustees as compensation for services performed in 2013, 2012 and 2011, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 15, 2015, the Company distributed 14,113 common shares to its independent trustees for services performed in 2014.

12.    Commitments and Contingencies
Litigation
The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  The class actions were filed on April 25, 2012 and February 27, 2013, and have subsequently been consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class actions relate to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, INK JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending our case vigorously. As of December 31, 2014, included in accounts payable and expenses is $287, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.

Hotel Ground Rent
The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $7,500 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased on an annual basis by two and one-half percent (2.5%).
At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Rent for 2014 is equal to approximately $116.
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garage leases as of December 31, 2014, and for each of the next five calendar years and thereafter (in thousands):

Amount
2015	$210
2016	212
2017	214
2018	217
2019	219
Thereafter	11,009
Total	$12,081
Management Agreements
The management agreements with Concord have an initial ten-year term that expire on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel operating performance to meet specified levels. If the Company were to terminate the management agreements during the first nine years of the initial term other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.
The management agreements with IHM have an initial term of five years and may be renewed for two five-year periods at IHM’s option. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels.

As of December 31, 2014, Terms of the Company's management agreements are:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Courtyard Altoona	Concord	4.0%	1,211	—	—%
Springhill Suites Washington	Concord	4.0%	991	—	—%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	—	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	—	1.0%
Residence Inn Garden Grove	IHM	2.5%	1,000	—	1.0%
Residence Inn Mission Valley	IHM	2.5%	1,000	—	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	2.5%	1,000	—	1.0%
Residence Inn Washington DC	IHM	2.5%	1,000	—	1.0%
Residence Inn Tysons Corner	IHM	2.5%	1,000	—	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Base management fees are calculated as a percentage of the hotel's gross revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Management fees totaled approximately $6,096, $3,752 and $2,872, respectively, for the years ended December 31, 2014, 2013 and 2012. Incentive management fees paid to IHM for the years ended years ended December 31, 2014, 2013 and 2012 were $161, $63 and $16, respectively. There have been no incentive management fees paid to Concord.
Franchise Agreements
The Company’s TRS Lessees have entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, Hampton Inns Franchise, LLC, Marriott International, Inc., Hyatt Hotels, LLC and Hilton Garden Inns Franchise, LLC.
Terms of the Company's Franchise agreements are as of December 31, 2014:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2020
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	4.3%	5.5%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	3-5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Courtyard West University Houston	5.5%	2.0%	2029
Residence Inn West University Houston	6.0%	2.0%	2024
Hilton Garden Inn Burlington	5.5%	4.3%	2029
Franchise fees totaled approximately $15,110, $9,394 and $7,529 , respectively, for the years ended December 31, 2014, 2013 and 2012.

13.    Related Party Transactions
Mr. Fisher owns 90% of IHM. As of December 31, 2014, the Company had hotel management agreements with IHM to manage 32 of its wholly owned hotels. As of December 31, 2014, all 47 hotels owned by the NewINK JV were managed by IHM. As of December 31, 2014, 34 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees paid to IHM by the Company for the years ended December 31, 2014, 2013 and 2012 were $5.8 million, $3.4 million and $2.3 million, respectively. At December 31, 2014 and 2013, the amounts due to IHM were $0.6 million and $0.5 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2014, 2013 and 2012 were $161, $63 thousand and $16 thousand, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the Innkeepers, NewINK, Inland JVs and an entity which is 2.5% owned by Mr. Fisher. These costs relate primarily to corporate payroll costs at the Innkeepers, NewINK and Inland JVs where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the Innkeepers JV are recorded based upon the occurrence of a reimbursed activity.
During 2014, Mr. Fisher entered into joint venture agreement with NorthStar by which Mr. Fisher acquired a 2.5% non-voting interest in Castleblack Owner Holding, LLC ("Castleblack").

14.    Quarterly Operating Results (unaudited)

	Quarter Ended - 2014
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$36,866	$47,077	$60,662	$52,610
Total operating expenses	34,370	42,076	45,979	48,095
Operating income	2,496	5,001	14,683	4,516
Net income (loss) attributable to common shareholders	(1,808)	65,137	8,664	(5,660)
Income (loss) per common share, basic (1)	(0.07)	2.46	0.32	(0.16)
Income (loss) per common share, diluted (1)	(0.07)	2.44	0.31	(0.16)

Weighted average number of common shares outstanding:
Basic	26,271,678	26,437,878	27,370,815	33,972,134
Diluted	26,271,678	26,734,919	27,695,347	33,972,134

	Quarter Ended - 2013
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$25,779	$30,746	$35,370	$34,333
Total operating expenses	22,997	25,730	29,359	30,781
Operating income	2,782	5,016	6,011	3,552
Net income (loss) attributable to common shareholders	(1,696)	2,103	2,469	(188)
Income (loss) per common share, basic and diluted (1)	(0.1)	0.12	0.11	(0.01)

Weighted average number of common shares outstanding:
Basic	17,212,124	18,147,108	22,508,988	26,160,823
Diluted	17,212,124	18,383,626	22,769,282	26,160,823

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
15.    Subsequent Events
On January 21, 2015, the Company entered into a purchase and sale agreement to acquire an upscale extended-stay hotel located in San Diego, California for an aggregate purchase price of approximately $90,000 (the "San Diego Acquisition"). The hotel's operations include two third-party retail restaurants and a parking garage that earns revenue from sources outside of the hotel. The hotel is subject to a ground lease. The transaction closed on February 26, 2015. The Company funded the purchase price with available cash. The hotel will be managed by IHM for a base management fee of 3.0% of the hotel's gross room revenue plus standard revenue management fee and accounting fee.

On January 27, 2015, the Company completed a follow-on common share offering that resulted in the sale of 4,025,000 common shares (including 525,000 common shares sold pursuant to the exercise of the underwriters, option to purchase additional shares) at $30.00 per share, resulting in net proceeds of $119.0 million to the Company after deducting underwriters' discounts and commissions and other offering expenses.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	(1)	$1,800	$7,200	$34	$1,418	$1,834	$8,618	$10,452	$8,618	$1,125	2000	(2)
Homewood Suites Boston - Billerica, MA	2010	16,225	1,470	10,555	48	1,022	1,518	11,577	13,095	11,577	1,571	1999	(2)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	(1)	3,500	13,960	19	1,314	3,519	15,274	18,793	15,274	1,988	1998	(2)
Homewood Suites Nashville - Brentwood, TN	2010	(1)	1,525	9,300	12	1,204	1,537	10,504	12,041	10,504	1,399	1998	(2)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	(1)	2,500	7,583	17	1,003	2,517	8,586	11,103	8,586	1,214	1998	(2)
Homewood Suites Hartford - Farmington, CT	2010	(1)	1,325	9,375	92	1,274	1,417	10,649	12,066	10,649	1,433	1999	(2)
Hampton Inn & Suites Houston - Houston, TX	2010	18,300	3,200	12,709	56	656	3,256	13,365	16,621	13,365	1,562	1997	(2)
Residence Inn Holtsville - Holtsville, NY	2010	(1)	2,200	18,765	—	923	2,200	19,688	21,888	19,688	2,275	2004	(2)
Courtyard Altoona - Altoona, PA	2010	6,172	—	10,730	—	894	—	11,624	11,624	11,624	1,372	2001	(2)
SpringHill Suites Washington - Washington, PA	2010	4,760	1,000	10,692	—	842	1,000	11,534	12,534	11,534	1,354	2000	(2)
Residence Inn White Plains - White Plains, NY	2010	(1)	2,200	17,677	—	4,399	2,200	22,076	24,276	22,076	2,202	1982	(2)
Residence Inn New Rochelle - New Rochelle, NY	2010	14,832	—	20,281	9	2,377	9	22,658	22,667	22,658	2,607	2000	(2)
Homewood Suites Carlsbad - Carlsbad, CA	2010	19,950	3,900	27,520	—	92	3,900	27,612	31,512	27,612	2,883	2008	(2)
Residence Inn Garden Grove - Garden Grove, CA	2011	34,000	7,109	35,484	—	1,075	7,109	36,559	43,668	36,559	3,260	2003	(2)
Residence Inn Mission Valley - San Diego, CA	2011	30,062	9,856	39,535	—	318	9,856	39,853	49,709	39,853	3,468	2003	(2)
Homewood Suites San Antonio - San Antonio, TX	2011	17,174	5,999	24,764	2	501	6,001	25,265	31,266	25,265	2,222	1996	(2)
Doubletree Suites Washington DC - Washington, DC	2011	(1)	6,083	22,063	28	4,637	6,111	26,700	32,811	26,700	2,306	1974	(2)
Residence Inn Tyson's Corner - Vienna, VA	2011	23,534	5,752	28,917	—	127	5,752	29,044	34,796	29,044	2,522	2001	(2)
Hampton Inn Portland Downtown - Portland, ME	2012	(1)	4,315	22,664	—	3	4,315	22,667	26,982	22,667	1,141	2011	(2)
Courtyard Houston - Houston, TX	2013	19,475	5,600	27,350	—	99	5,600	27,449	33,049	27,449	1,304	2010	(2)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	23,657	3,000	35,576	—	113	3,000	35,689	38,689	35,689	1,380	2011	(2)
Hampton Inn & Suites Exeter - Exeter, NH	2013	(1)	1,900	12,350	4	4	1,904	12,354	14,258	12,354	431	2010	(2)
Hilton Garden Inn Denver Tech - Denver, CO	2013	none	4,100	23,100	5	351	4,105	23,451	27,556	23,451	741	1999	(2)
Residence Inn Bellevue - Bellevue, WA	2013	47,580	13,800	56,957	—	232	13,800	57,189	70,989	57,189	1,668	2008	(2)
SpringHill Suites Savannah - Savannah, GA	2013	30,000	2,400	36,050	—	123	2,400	36,173	38,573	36,173	970	2009	(2)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	64,800	42,652	45,846	—	67	42,652	45,913	88,565	45,913	1,726	1983	(2)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	70,700	46,474	50,380	—	51	46,474	50,431	96,905	50,431	1,896	1985	(2)
Residence Inn San Mateo - San Mateo, CA	2014	48,600	38,420	31,352	—	89	38,420	31,441	69,861	31,441	1,182	1985	(2)
Residence Inn Mt. View - Mountain View, CA	2014	37,900	22,019	31,813	—	32	22,019	31,845	53,864	31,845	1,198	1985	(2)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	none	3,700	26,300	—	14	3,700	26,314	30,014	26,314	225	1987	(2)
Courtyard Addison - Dallas, TX	2014	none	2,413	21,554	—	—	2,413	21,554	23,967	21,554	66	2000	(2)
Courtyard West University - Houston, TX	2014	none	2,012	17,916	—	—	2,012	17,916	19,928	17,916	56	2004	(2)
Residence Inn West University - Houston, TX	2014	none	3,640	25,631	—	—	3,640	25,631	29,271	25,631	79	2004	(2)
Hilton Garden Inn Burlington - Burlington, MA	2014	none	4,918	27,193	—	—	4,918	27,193	32,111	27,193	84	1975	(2)
Grand Total(s)			$260,782	$819,142	$326	$25,254	$261,108	$844,396	$1,105,504	$844,396	$50,910

(1) This property is pledged as collateral to borrowings made under the revolving credit facility obtained on October 12, 2010, which had outstanding borrowings of $22,500 as of December 31, 2014.
(2) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2014	2013	2012	2011	2010
Balance at the beginning of the year	$654,560	$423,729	$392,463	$200,974	—
Acquisitions	444,233	222,273	26,979	185,995	200,967
Dispositions during the year	—	—	(951)	—	—
Capital expenditures and transfers from construction-in-progress	6,711	8,558	5,238	5,494	7
Investment in Real Estate	$1,105,504	$654,560	$423,729	$392,463	$200,974

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$28,980	$17,398	$8,394	$1,901	—
Depreciation and amortization	21,930	11,582	9,004	6,493	1,901
Balance at the end of the year	$50,910	$28,980	$17,398	$8,394	$1,901

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,096,425 as of December 31, 2014.