Form 10-K/A
period 2014-12-31
Chatham Lodging Trust
filed 2015-04-02
CIK 1476045

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

EXPLANATORY NOTE

Chatham Lodging Trust is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K (the "Report") for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015. As disclosed in the Report, the Company had two equity method investments that met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X as of December 31, 2014.
Amendment No. 1 to the Report is being filed solely to include the separate financial statements of INK Acquisition, LLC & Affiliates ("NewINK JV") and IHP I Owner JV, LLC and Affiliates ("Inland JV"), as provided in Exhibit 99.1 and 99.2, respectively, attached hereto. In connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
Except as otherwise expressly noted herein, this Amendment No. 1 to the Report does not amend any other information set forth in the Report, and we have not updated disclosures therein to reflect any events that occurred at a date subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with our original Form 10-K.

Item 15.        Exhibits and Financial Statement Schedules.

1.	Financial Statements
Included at pages F-1 through F-6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015.

2.	Financial Statement Schedules

     The following financial statement schedule is included at pages F-34 through F35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015: Schedule III - Real Estate and Accumulated Depreciation.

     The audited financial statements of NewINK JV and Inland JV as required by Item 3-09 of Regulation S-X are included in Exhibits 99.1 and 99.2 hereto, respectively, and are incorporated by reference herein.

3.	A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately follows this item.

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Declaration of Trust of Chatham Lodging Trust(1)

3.2	Articles Supplementary(3)

3.3	Amended and Restated Bylaws of Chatham Lodging Trust(4)

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (5)

10.2(a)*	Form of Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(1)

12.2(b)*	Form of Employment Agreement between Chatham Lodging Trust and Peter Willis(1)

10.2(c)*	Form of Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(6)

10.3*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(1)

10.4*	Form of LTIP Unit Vesting Agreement(1)

10.5*	Form of Share Award Agreement for Trustees(1)

10.6*	Form of Share Award Agreement for Officers(2)

10.7*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher(7)

10.8*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven(7)

10.9*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis(7)

10.10*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (7)

10.11*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (7)

10.12*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (7)

10.13	Agreement of Limited Partnership of Chatham Lodging, L.P.(1)

10.14	Form of IHM Hotel Management Agreement(1)

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

10.21	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(11)

10.22	Sales Agreement, dated January 31, 2014, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(12)

10.23	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(13)

10.24	Limited Liability Company Agreement of IHP I Owner OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(13)

10.25	Sales Agreement, dated January 13, 2015 by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(14)

10.26*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015.(15)

10.27*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015.(15)

12.1	Statement of computation of ratio of earnings to fixed charges and preferred share dividends.(16)

21.1	List of Subsidiaries of Chatham Lodging Trust.(16)

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust.(16)

23.2	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of INK Acquisition, LLC & Affiliates.

23.3	Grant Thornton LLP Consent to include Report on Financial Statements of INK Acquisition, LLC & Affiliates and IHP I Owner JV, LLC and Affiliates.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
INK Acquisition, LLC & Affiliates Combined Balance Sheets as of December 31, 2014 and 2013, and Combined Statements of Operations, Combined Statements of Owners' Equity (Deficit) and Combined Statement of Cash Flows for the periods from June 9, 2014 to December 31, 2014; January 1, 2014 to June 9, 2014 and the years ended December 31, 2013 and 2012.

99.2
IHP Owner JV, LLC and Affiliates Combined Balance Sheet as of December 31, 2014, and Combined Statements of Operations, Combined Statements of Owners' Equity and Combined Statement of Cash Flows for the period from November 17, 2014 through December 31, 2014.

101.INS	XBRL Instance Document(16)

101.SCH	XBRL Taxonomy Extension Schema Document(16)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(16)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(16)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(16)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(16)

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

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
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2014.
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 20, 2014.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2015.
(15) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015.
(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2015.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	April 2, 2015	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)