Form 10-Q
period 2015-03-31
Chatham Lodging Trust
filed 2015-05-08
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2015
Common Shares of Beneficial Interest ($0.01 par value per share)	38,297,743

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Investment in hotel properties, net	$1,180,031	$1,096,425
Cash and cash equivalents	16,798	15,077
Restricted cash	14,684	12,030
Investment in unconsolidated real estate entities	26,604	28,152
Hotel receivables (net of allowance for doubtful accounts of $76 and $71, respectively)	5,186	3,601
Deferred costs, net	7,461	7,514
Prepaid expenses and other assets	3,852	2,300
Total assets	$1,254,616	$1,165,099
Liabilities and Equity:
Mortgage debt	$522,151	$527,721
Revolving credit facility	5,000	22,500
Accounts payable and accrued expenses	21,952	20,042
Distributions payable	3,926	2,884
Total liabilities	553,029	573,147
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,297,669 and 34,173,691 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	379	339
Additional paid-in capital	718,696	599,318
Retained earnings (distributions in excess of retained earnings)	(21,221)	(11,120)
Total shareholders’ equity	697,854	588,537
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	3,733	3,415
Total equity	701,587	591,952
Total liabilities and equity	$1,254,616	$1,165,099
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenue:
Room	$55,032	$33,958
Food and beverage	1,167	628
Other	1,869	1,608
Cost reimbursements from unconsolidated real estate entities	848	672
Total revenue	58,916	36,866
Expenses:
Hotel operating expenses:
Room	10,941	7,755
Food and beverage	847	466
Telephone	409	287
Other hotel operating	527	443
General and administrative	4,642	3,426
Franchise and marketing fees	4,494	2,793
Advertising and promotions	1,220	831
Utilities	2,326	1,620
Repairs and maintenance	2,821	1,999
Management fees	1,816	1,094
Insurance	301	215
Total hotel operating expenses	30,344	20,929
Depreciation and amortization	11,523	6,316
Property taxes and insurance	4,085	2,650
General and administrative	3,427	2,321
Hotel property acquisition costs and other charges	260	1,482
Reimbursed costs from unconsolidated real estate entities	848	672
Total operating expenses	50,487	34,370
Operating income	8,429	2,496
Interest and other income	59	13
Interest expense, including amortization of deferred fees	(6,813)	(3,738)
Loss on early extinguishment of debt	—	(184)
Loss from unconsolidated real estate entities	(256)	(316)
Income (loss) before income tax expense	1,419	(1,729)
Income tax expense	—	(3)
Net income (loss)	1,419	(1,732)
Net income attributable to noncontrolling interests	(8)	—
Net income (loss) attributable to common shareholders	$1,411	$(1,732)

Income (loss) per Common Share - Basic:
Net income (loss) attributable to common shareholders (Note 11)	$0.04	$(0.07)
Income (loss) per Common Share - Diluted:
Net income (loss) attributable to common shareholders (Note 11)	$0.04	$(0.07)
Weighted average number of common shares outstanding:
Basic	37,018,039	26,271,678
Diluted	37,322,278	26,271,678
Distributions per common share:	$0.30	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2014	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	286	—	286	196	482
Dividends declared on common shares ($0.21 per share)	—	—	—	(5,560)	(5,560)	—	(5,560)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	(1,732)	(1,732)	—	(1,732)
Balance, March 31, 2014	26,390,788	$261	$434,505	$(58,084)	$376,682	$2,309	$378,991
Balance, January 1, 2015	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $1,933	4,026,193	40	118,809	—	118,849	—	118,849
Issuance of restricted time-based shares	40,161	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	370	—	370	196	566
Dividends declared on common shares ($0.30 per share)	—	—	—	(11,512)	(11,512)	—	(11,512)
Distributions declared on LTIP units ($0.30 per unit)	—	—	—	—	—	(77)	(77)
Reallocation of noncontrolling interest	—	—	(191)	—	(191)	191	—
Net income	—	—	—	1,411	1,411	8	1,419
Balance, March 31, 2015	38,297,669	$379	$718,696	$(21,221)	$697,854	$3,733	$701,587
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,419	$(1,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,477	6,288
Amortization of deferred franchise fees	46	28
Amortization of deferred financing fees included in interest expense	403	394
Loss on early extinguishment of debt	—	184
Share based compensation	704	585
Loss from unconsolidated real estate entities	256	316
Changes in assets and liabilities:
Hotel receivables	(1,504)	250
Deferred costs	(130)	130
Prepaid expenses and other assets	(1,290)	(1,223)
Accounts payable and accrued expenses	1,383	(242)
Net cash provided by operating activities	12,764	4,978
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,470)	(3,207)
Acquisition of hotel properties, net of cash acquired	(90,155)	—
Distributions from unconsolidated entities	1,292	449
Restricted cash	(2,654)	(681)
Net cash used in investing activities	(95,987)	(3,439)
Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	38,000
Repayments on revolving credit facility	(22,500)	(33,000)
Payments on debt	(810)	(719)
Proceeds from the issuance of debt	—	34,000
Principal prepayment of mortgage debt	(4,760)	(32,186)
Payment of financing costs	(266)	(156)
Payment of offering costs	(1,933)	(230)
Proceeds from issuance of common shares	120,782	—
In-substance repurchase of vested common shares	(22)	(18)
Distributions-common shares/units	(10,547)	(5,630)
Net cash provided by financing activities	84,944	61
Net change in cash and cash equivalents	1,721	1,600
Cash and cash equivalents, beginning of period	15,077	4,221
Cash and cash equivalents, end of period	$16,798	$5,821
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,182	$3,260
Cash paid for income taxes	$40	$90
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2015, the Company issued 14,113 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2014. On January 15, 2014, the Company issued 16,542 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2013.
As of March 31, 2015, the Company had accrued distributions payable of $3,926. These distributions were paid on April 24, 2015, except for $71 related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of March 31, 2014, the Company had accrued distributions payable of $1,934. These distributions were paid on April 25, 2014, except for $70 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $138 and $103 is included in accounts payable and accrued expenses as of March 31, 2015 and 2014, respectively.
Accrued capital improvements of $1,461 and $945 are included in accounts payable and accrued expenses as of March 31, 2015 and 2014, respectively.
At December 31, 2013, there were costs of $91 included in deferred costs related to offerings completed in 2014. During 2014, the Company wrote-off $397 of deferred costs and $213 of accumulated amortization on a loan that was paid off.

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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of March 31, 2015, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54. As of March 31, 2015, there was approximately $29,264 of common shares available for issuance under the ATM Plan.
In January 2014, the Company established a $25,000 dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of March 31, 2015, we had issued 3,276 shares under the DRSPP at a weighted average price of $26.26. As of March 31, 2015, there was approximately $24,914 of common shares available for issuance under the DRSPP.
On January 27, 2015, the Company completed a follow-on common share offering of 4,025,000 shares (including 525,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares) generating gross proceeds of $120,750 and net proceeds to the Company of approximately $118,821. Proceeds from the January 2015 offering were used to pay down borrowings under the Company's senior secured revolving credit facility and to invest in additional hotel properties, including the acquisition of the Residence Inn San Diego Gaslamp on February 25, 2015.
The net proceeds from any share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership ("LTIP units"), which are presented as non-controlling interests on our consolidated balance sheets.
As of March 31, 2015, the Company owned 35 hotels with an aggregate of 5,355 rooms located in 15 states and the District of Columbia. As of March 31, 2015, the Company also (i) owns a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,094 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), (ii) owns a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms, and (iii) owns a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV, Inland JV and Torrance JV collectively as the "JVs").
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

The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of March 31, 2015, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer and 45% owned by affiliates of NorthStar Asset Management Group, Inc, managed 33 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of March 31, 2015, all of the NewINK JV hotels were managed by IHM. As of March 31, 2015, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel is managed by Marriott.

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
The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
3.    Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on it financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entitiy's ability to continue within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company's financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funs, (ii) modify the identification of variable interest (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.
4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The preliminary allocation of the purchase price of the Residence Inn San Diego Gaslamp hotel ("Gaslamp") based on the fair value on the date of the acquisition, was (dollars in thousands):

Gaslamp
Acquisition date	2/25/2015
Number of Rooms	240
Land	$—
Building and improvements	89,040
Furniture, fixtures and equipment	960
Cash	3
Accounts receivable	81
Prepaid expenses and other assets	278
Accounts payable and accrued expenses	(204)
Net assets acquired	$90,158
Net assets acquired, net of cash	$90,155

The Company incurred acquisition costs of $260 and $1,482, respectively, during the three months ended March 31, 2015 and 2014.
The amount of revenue and operating income from the new hotel acquired in 2015 are as follows (in thousands):

	For the three months ended
	March 31, 2015
	Revenue	Operating Income

Residence Inn San Diego Gaslamp	$1,449	$985
Total	$1,449	$985

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three months ended March 31, 2015 and 2014 as if the acquisition of the hotels acquired in 2015 and 2014 had taken place on January 1, 2014 and 2013, respectively. Since the acquisition of the Cherry Creek hotel was not material, the pro forma numbers presented below do not include the operating results of the Cherry Creek hotel prior to the acquisition date. Supplemental pro forma earnings were adjusted to exclude $93 of acquisition costs incurred in the three months ended March 31, 2015. Supplemental pro forma earnings for the three months ended March 31, 2014 were adjusted to include these charges from 2015. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014 and 2013, respectively, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended
	March 31,
	2015	2014
Pro forma total revenue	$60,984	$55,758
Pro forma net income	$1,237	$(232)
Pro forma income per share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)
Weighted average Common Shares Outstanding
Basic	38,297,669	38,297,669
Diluted	38,601,908	38,601,908
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $76 and $71 as of March 31, 2015 and December 31, 2014, respectively.

6.    Investment in Hotel Properties
Investment in hotel properties as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$261,108	$261,108
Building and improvements	935,969	844,396
Furniture, fixtures and equipment	58,539	61,185
Renovations in progress	8,560	6,574
	1,264,176	1,173,263
Less: accumulated depreciation	(84,145)	(76,838)
Investment in hotel properties, net	$1,180,031	$1,096,425
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV for $1.7 million. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the three months ended March 31, 2015 and 2014, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Cash generated from other activities and excess cash	$45	$38
Total	$45	$38

Until June 9, 2014, the Company owned a 10.3% interest in the Innkeepers JV with Cerberus, which owned 51 hotels comprising an aggregate of 6,845 rooms. The Company accounted for this investment under the equity method. During the three months ended March 31, 2015 and 2014, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Cash generated from other activities and excess cash	$—	$411
Total	$—	$411
On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51-hotels, owned by the Innkeepers JV to the NewINK JV, a joint venture between affiliates of NorthStar and the it's Operating Partnership: NorthStar owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV 47-hotel portfolio. The remaining four hotels that were part of the 51-hotel portfolio owned by the Innkeepers JV, each of which is a Residence Inn hotel located in Silicon Valley, CA (the "Silicon Valley Hotels"), were purchased by the Company. The Company accounts for its investment in the NewINK JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18,750 and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47,000 (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $65,750 from the transaction. For tax purposes, the Company's gain resulting from this transaction will be rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels.  As of March 31, 2015, the Company’s share of partners’ capital in the NewINK JV is approximately $20,400 and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $19,700 (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the three months ended March 31, 2015 and 2014, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Cash generated from other activities and excess cash	$822	$—
Total	$822	$—

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns a 90.0% interest in the Inland JV. The Company accounts for this investment under the equity method. During the three months ended March 31, 2015 and 2014, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Cash generated from other activities and excess cash	$425	$—
Total	$425	$—

The Company’s ownership interest in the JVs are subject to change in the event that either the Company, NorthStar or Cerberus calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. NorthStar and Cerberus may also approve certain actions by the JVs in which they are the partner without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investment in the Innkeepers JV investment is $0 at March 31, 2015. The Company's investment in the NewINK JV, the Inland JV and Torrance JV are $672, $25,173, and $758, respectively, at March 31, 2015. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the Innkeepers JV, NewINK JV and Inland JV (the Torrance JV is not material) for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended
	March 31,
	2015	2014
Revenue	$150,637	$63,714
Total hotel operating expenses	67,255	36,998
Operating income	$83,382	$26,716
Net loss from continuing operations	$(4,180)	$(3,335)
Loss on sale of hotels	$—	$(4)
Net loss	$(4,180)	$(3,339)

Loss allocable to the Company	$(427)	$(343)
Basis difference adjustment	150	—
Total loss from unconsolidated real estate entities attributable to Chatham	$(277)	$(343)

8.    Debt
The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/15 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2015	December 31, 2014
Senior Secured Revolving Credit Facility (1)	2.67%	November 5, 2016	$240,697	$5,000	$22,500
SpringHill Suites by Marriott Washington, PA (2)	5.84%	April 1, 2015	11,391	—	4,760
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,440	6,118	6,172
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,305	14,747	14,832
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	46,606	29,932	30,062
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,426	17,099	17,174
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	32,641	23,429	23,534
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,213	19,386	19,475
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	37,865	23,558	23,657
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	69,312	47,407	47,580
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	42,682	34,000	34,000
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	89,403	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	97,892	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	70,302	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	54,046	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	37,981	30,000	30,000
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	12,067	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	28,640	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,546	18,300	18,300
Total			$980,455	$527,151	$550,221

(1)
Twelve properties in the borrowing base serve as collateral for borrowings under the senior secured revolving credit facility at March 31, 2015. The interest rate for the senior secured revolving credit facility is variable and based on LIBOR plus 2.5%.

(2)	On March 31, 2015, the Company paid off the SpringHill Suites by Marriott Washington, PA loan, due April 1, 2015.
At March 31, 2015 and December 31, 2014, the Company had $5,000 and $22,500, respectively, of outstanding borrowings under its senior secured revolving credit facility. At March 31, 2015, the maximum borrowing availability under the senior secured revolving credit facility was $175,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2015 and December 31, 2014 was $547,672 and $542,538, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2015 and December 31, 2014 was $4,999 and $22,498, respectively.

As of March 31, 2015, the Company was in compliance with all of its financial covenants. At March 31, 2015, the Company’s consolidated fixed charge coverage ratio was 3.11. Future scheduled principal payments of debt obligations as of March 31, 2015, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2015 (remaining nine months)	$3,263
2016	14,422
2017	3,901
2018	4,954
2019	6,899
Thereafter	493,712
Total	$527,151
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, that are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Federal	$—	$2
State	—	1
Tax expense	$—	$3
At March 31, 2015, TRS 1 had a net deferred tax asset associated with future tax deductions of $1,879. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0 as of March 31, 2015, net of $0 valuation allowance.
10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.30 per share and distributions on LTIP units of $0.30 per unit for the three months ended March 31, 2015. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/30/2015	2/27/2015	$0.10	$0.10
February	2/27/2015	3/27/2015	0.10	0.10
March	3/31/2015	4/24/2015	0.10	0.10
1st Quarter 2015			$0.30	$0.30

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

	For the three months ended
	March 31,
	2015	2014
Numerator:
Net (loss) income attributable to common shareholders	$1,411	$(1,732)
Dividends paid on unvested shares and units	(43)	(76)
Net income (loss) attributable to common shareholders	$1,368	$(1,808)
Denominator:
Weighted average number of common shares - basic	37,018,039	26,271,678
Effect of dilutive securities:
Unvested shares	304,239	—
Weighted average number of common shares - diluted	37,322,278	26,271,678
Basic income per Common Share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$0.04	$(0.07)
Diluted income per Common Share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$0.04	$(0.07)

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares, for which dividends on unvested performance based shares are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2015 and 2014, the Company issued 14,113 and 16,542 common shares, respectively, to its independent trustees as compensation for services performed in 2014 and 2013. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. The Company would have distributed 4,616 common shares for services performed in 2015 had this liability classified award been satisfied as of March 31, 2015. As of March 31, 2015, there were 2,206,040 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of March 31, 2015 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of March 31, 2015
2013 Time-based Awards	1/29/2013	40,829	27,222
2013 Performance-based Awards	5/17/2013	40,829	27,222
2014 Time-based Awards	1/31/2014	48,213	16,071
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	—
2015 Performance-based Awards	1/30/2015	36,144	—
Time-based shares will vest over a three-year period. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
The Company measures compensation expense for time-based vesting restricted share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2013, 2014 and 2015, compensation expense is based on a valuation of $10.93, $13.17 and $21.21, respectively, per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on non-vested time-based restricted shares. Dividends for performance-based shares are accrued and paid annually only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company on the vesting date.

A summary of the Company’s restricted share awards for the as of March 31, 2015 and December 31, 2014 is as follows:

	Three months ended		Year ended
	March 31, 2015		December 31, 2014
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	179,641	$14.92	158,035	$12.39
Granted	76,305	26.43	87,018	17.46
Vested	(94,418)	13.80	(65,412)	12.17
Non-vested at end of the period	161,528	$21.02	179,641	$14.92
As of March 31, 2015 and December 31, 2014, there were $3,105 and $1,458, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2015, these costs were expected to be recognized over a weighted–average period of approximately 2.3 years. For the three months ended March 31, 2015 and 2014, the Company recognized approximately $370 and $248, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units
The Company recorded $196 and $196 in compensation expense related to the LTIP units for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, there was $71 and $267, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 0.2 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 80% of these units have vested as of March 31, 2015. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of March 31, 2015, 80% of these units have vested. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income.
13.    Commitments and Contingencies
Litigation
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  The class actions were filed on April 25, 2012 and February 27, 2013, and have subsequently been consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class actions relate to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations, including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending the case vigorously. As of March 31, 2015, we have included$295 in accounts payable and accrued expenses, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.
Hotel Ground Rent
The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $7,500 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.

The Gaslamp hotel is subject to a ground lease with an expiration date of January 31, 2065 with an extension option of up to 3 additional terms of ten years each. Monthly payments are currently $40,000 per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
At the New Rochelle Residence Inn, there is an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Rent for 2015 is equal to approximately $30,700 per quarter.
Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of March 31, 2015, for the remainder of 2015 and for each of the next four calendar years and thereafter (in thousands):

Amount
2015 (remaining nine months)	$521
2016	696
2017	698
2018	701
2019	703
Thereafter	47,198
Total	$50,517
Management Agreements
The management agreements with Concord have an initial ten-year term that expire on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel to meet specified operating performance levels. If the Company were to terminate the management agreements during the first nine years of the term, other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager.
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

Terms of the Company's management agreements entered into during the three months ended March 31, 2015 are as follows:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Management fees totaled approximately $1,816 and $1,094, respectively, for the three months ended March 31, 2015 and 2014, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements entered into during the three months ended March 31, 2015 are as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Residence Inn San Diego Gaslamp	Marriott International, Inc	6.0%	2.5%	2035
Franchise and marketing fees totaled approximately $4,494 and $2,793, respectively, for the three months ended March 31, 2015 and 2014, respectively.
14.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of March 31, 2015, the Company had hotel management agreements with IHM to manage 33 of its wholly-owned hotels. As of March 31, 2015, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the three months ended March 31, 2015 and 2014 were $1,751 and $1,023, respectively. At March 31, 2015 and December 31, 2014, the amounts due to IHM were $1,072 and $715, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represent reimbursements of costs incurred on behalf of the Innkeepers JV, NewINK JV, Inland JV and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% owned by Mr. Fisher. These costs relate primarily to corporate payroll costs at the Innkeepers JV, NewINK JV and Inland JV where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.
15.    Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. In this report, we use the terms “the Company", “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.
Statement Regarding Forward-Looking Information
The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as updated by the Company's subsequent filings with the SEC under the Exchange Act.
Overview
We are a self-advised hotel investment company organized in October 2009 that commenced operations in April 2010. Our investment strategy is to invest in upscale extended-stay and premium-branded select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Hyatt Place®, Courtyard by Marriott®, Hilton Garden Inn by Hilton®, Hampton Inn® and Hampton Inn and Suites®.
The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership") draw-downs under our senior secured revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a joint venture with affiliates of NorthStar Realty Finance Corp. (“NorthStar”) that owns 47 hotels (the "NewINK JV"), distributions from our 10% investment in a joint venture with NorthStar that owns 48 hotels (the "Inland JV") or distributions from our 5.0% investment in a joint venture with Cerberus Capital Management ("Cerberus") that owns the Residence Inn by Marriott in Torrance, CA (the "Torrance JV" and together with the NewINK JV, and the Inland JV, the "JVs"). We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At March 31, 2015, our leverage ratio was 38.8% based on the ratio of our net debt (total debt outstanding less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and joint venture investments. We have issued mortgage debt of $522,151 at an average rate of approximately 4.7%. Accordingly, our debt coverage ratios are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities. We intend to continue to fund our investments with the proper balance of debt and equity, such that these investments will be accretive to our earnings and net asset value.
We believe the remainder of 2015 and 2016 will offer attractive growth for the lodging industry and for us because lodging demand is projected to surpass supply growth for at least the next two years. Increased demand is correlative to economic growth in the U.S. and with gross domestic product (“GDP”) expected to moderately grow, we believe lodging demand will increase.

We are a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate our hotels. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to taxable REIT lessee subsidiaries (“TRS Lessees”), who in turn engage eligible independent contractors to manage the hotels. Each of the TRS Lessees is treated as a taxable REIT subsidiary for federal income tax purposes and is consolidated within our financial statements for accounting purposes. However, since we control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of the TRS Lessees are subject to taxation as regular C corporations, as defined in the Code, potentially reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.
Financial Condition and Operating Performance Metrics
We measure our financial condition and hotel operating performance by evaluating financial metrics and measures such as:

•	Revenue Per Available Room (“RevPAR”),

•	Average Daily Rate (“ADR”),

•	Occupancy,

•	Funds From Operations (“FFO”),

•	Adjusted FFO,

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”),

•	Adjusted EBITDA, and

•	Hotel EBITDA
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

Results of Operations
Industry outlook
We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the lodging industry as GDP is currently forecasted to grow approximately 2.3% to 2.7% in 2015, labor market conditions are expected to continue to improve and corporate profits and travel expenses are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the fifth year of RevPAR growth in what many believe will be a longer cycle than those experienced in the past due to the fact that new room supply is forecast to grow moderately. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw five consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR grew 7.9% and 6.8% year to date through March 31, 2015 and 2014 compared to the same period in the prior years. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow in a range of 6.4% to 6.7% in 2015 based on economic growth, with lodging demand projected to increase 2% to 3% and new supply projected to grow by 1.1% to 1.3%. Of the projected RevPAR growth, industry analysts believe growth in ADR will comprise the majority of the expected growth. Primary hotel franchisors Marriott, Hilton, Hyatt and Starwood are projecting 2015 RevPAR growth in North America in a range of 5% to 7%. We are currently projecting RevPAR at our hotels to grow 5% to 7% in 2015 with ADR comprising all of our RevPAR growth. Industry analysts are currently predicting that RevPAR will continue to grow in 2016 with preliminary estimates from Smith Travel Research and PFK Hospitality ranging between 5.9% and 6.6%.
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
Results of operations for the three months ended March 31, 2015 include the operating activities of our 35 wholly owned hotels and our investments in the NewINK JV, Inland JV and the Torrance JV. We wholly owned 25 hotels at January 1, 2014 and owned a 10.3% joint venture interest in the Innkeepers JV and a 5.0% interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact that ten hotels were not owned by us in the first quarter of 2014. Four hotels in the Silicon Valley, CA area and our interest in the NewINK JV were acquired on June 9, 2014, one hotel in Glendale, CO was acquired on August 29, 2014, four hotels and our 10% interest in the Inland JV was acquired on November 17, 2014 and one hotel in San Diego, CA was acquired on February 25, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014	% Change
Room	$55,032	$33,958	62.1%
Food and beverage	1,167	628	85.8%
Other	1,869	1,608	16.2%
Cost reimbursements from unconsolidated real estate entities	848	672	26.2%
Total revenue	$58,916	$36,866	59.8%
Total revenue was $58,916 for the quarter ended March 31, 2015, up $22,050 compared to total revenue of $36,866 for the 2014 period. Total revenue related to the ten hotels acquired since the first quarter of 2014 contributed $20,832 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.4% and 92.1% of total revenue for the quarters ended March 31, 2015 and 2014, respectively. Room revenue was $55,032 and $33,958 for the quarters ended March 31, 2015 and 2014, respectively, with $19,995 of the increase in 2015 attributable to the ten hotels acquired since the first quarter of 2014. For the 25 comparable hotels owned by us throughout both the 2015 and 2014 periods, room revenue was up $1,079, or 3.2%, driven primarily by RevPAR growth of 3.1%.
Food and beverage revenue was $1,167 and $628 for three months ended March 31, 2015 and 2014, respectively. The increase of $481 relates primarily to the Cherry Creek, Burlington and San Diego hotels which were acquired after the first quarter of 2014.

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $1,869 and $1,608 for the quarters ended March 31, 2015 and 2014, respectively. Total other operating revenue primarily related to the ten hotels acquired subsequent to the first quarter of 2014.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK JV and Inland JV where the Company is the employer and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, were $848 and $672 for the three months ended March 31, 2015 and 2014, respectively.
As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2015 and 2014 increased 7.9% and 6.8%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 6.9% and 7.9%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods. Excluding the Homewood Suites in Maitland, FL, which has significant rooms out of service due to the unplanned replacement of all water supply pipes, RevPAR grew 7.9% in the first quarter of 2015.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 35 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented.

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
Occupancy	75.7%	77.4%
ADR	$155.66	$142.54
RevPar	$117.87	$110.30
The RevPar increase of 6.9% was due to an increase in ADR of 9.2% and a decrease in occupancy of 2.2%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through the increase in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated ( dollars in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014	% Change
Hotel operating expenses:
Room	$10,941	$7,755	41.1%
Food and beverage	847	466	81.8%
Telephone	409	287	42.5%
Other	527	443	19.0%
General and administrative	4,642	3,426	35.5%
Franchise and marketing fees	4,494	2,793	60.9%
Advertising and promotions	1,220	831	46.8%
Utilities	2,326	1,620	43.6%
Repairs and maintenance	2,821	1,999	41.1%
Management fees	1,816	1,094	66.0%
Insurance	301	215	40.0%
Total hotel operating expenses	$30,344	$20,929	45.0%

Hotel operating expenses increased $9,415 to $30,344 for the three months ended March 31, 2015 from $20,929 for the three months ended March 31, 2014. Total hotel operating expenses related to the ten hotels acquired subsequent to the first quarter of 2014 contributed $9,128 of the increase. For the 25 comparable hotels, total hotel operating expenses increased $286 or 1.1%.
Room expenses, which are the most significant component of hotel operating expenses, increased $3,186 or 41.1% from $7,755 in 2014 to $10,941 in the first quarter of 2015. This compares to a 62.1% increase in room revenue over the same period in 2014 and a 49.1% increase in the number of rooms owned. The number of rooms for the quarter increased from 3,591 rooms in 2014 to 5,355 rooms in 2015 due to acquisitions. Total room expenses related to the ten hotels acquired subsequent to the first quarter of 2014 contributed $3,038 of the increase in room expenses. For the 25 comparable hotels, total room operating expenses increased $148 or 1.9% for the first quarter of 2015. Expenses increased due to increased salary and benefits for housekeeping.
The remaining hotel operating expenses increased $6,229, from $13,174 in the first quarter of 2014 to $19,403 in the first quarter of 2015, which 47.3% increase is generally consistent with the increase in the number of rooms owned in 2015 compared to 2014 of 49.1%. The increase in remaining hotel operating expenses attributable to the ten hotels acquired since the first quarter of 2014 contributed $6,090 of the increase, implying that the increase attributable to the comparable 25 hotels was $139 or 1.0%. Food and beverage expense increased due to the Denver Tech, Cherry Creek, Burlington and San Diego hotels that were acquired after the first quarter of 2014, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $5,207 from $6,316 for the three months ended March 31, 2014 to $11,523 million for the three months ended March 31, 2015. The increase is due to the ten hotels acquired subsequent to the first quarter of 2014, which contributed $5,448. The offset of $241 is due to assets that were fully depreciated. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $1,435 from $2,650 for the three months ended March 31, 2014 to $4,085 for the three months ended March 31, 2015. The ten hotels acquired subsequent to the first quarter of 2014 contributed $1,335 of the increase.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $703 and $585 for the three months ended March 31, 2015 and 2014, respectively) increased $988 to $2,724 in 2015 from $1,736 in 2014, with the increase primarily due to higher employee compensation of $568 related to employee incentive compensation and benefits, a $189 increase in franchise or state registration taxes and a $112 increase in professional fees.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $1,223 from $1,483 for the three months ended March 31, 2014 to $260 for the three months ended March 31, 2015. Hotel property acquisition costs of $215 in the 2015 period related to our acquisitions of the four recently acquired Inland hotels and the San Diego Hotel. The Company incurred other charges of $1,992 in the 2014 period related to matters associated with the unsolicited offer from Blue Mountain Capital Management and matters related to its proxy settlement agreement with the HG Vora Group. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $848 and $672 for the quarters ended March 31, 2015 and 2014, respectively. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $46 from $13 for the three months ended March 31, 2014 to $59 for the three months ended March 31, 2015.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $3,075 from $3,738 for the three months ended March 31, 2014 to $6,813 for the three months ended March 31, 2015 and is comprised of the following (in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014	% Change

Mortgage debt interest	$6,190	$2,822	119.3%
Credit facility interest and unused fees	219	521	(58.0)%
Amortization of deferred financing costs	404	395	2.3%
Total	$6,813	$3,738	82.3%

The increase in interest expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily due to interest expense of $3,507 on loans issued subsequent to the first quarter of 2014 of $306,475, including the four new loans having an aggregate principal balance of $222,000 on the four Silicon Valley hotels issued on June 9, 2014, the $30,000 loan on the Savannah hotel issued on July 2, 2014, the $16,225 and $19,950 loans on the Billerica and Carlsbad hotels, respectively, issued on November 25, 2014, and the $18,300 loan on the Houston Medical hotel issued on December 17, 2014. Interest decreased $139 on the Garden Grove hotel that was refinanced in late March 2014. The increase in deferred financing costs relates to the new loans issued subsequent to the first quarter of 2014. Interest expense on the Company's senior secured revolving credit facility decreased due to lower average weighted borrowings of $5,928 in 2015 compared to $59,989 in 2014.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities decreased $60 from a loss of $316 for the three months ended March 31, 2014 to a loss of $256 for the three months ended March 31, 2015. The decrease is due primarily to the adjustment for the amortization of the basis difference of the carrying amount of investment in the Company's share of partners' capital of the NewINK JV (see note 7) of $150 and a loss on the Inland JV of $78.
Income Tax Expense
Income tax expense decreased $3 from $3 for the three months ended March 31, 2014 to $0 for the three months ended March 31, 2015. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%. Each of our TRS' Lessees had net losses during the quarter ended March 31, 2015.
Net Income
Net income was $1,419 for the three months ended March 31, 2015, compared to net loss of $1,732 for the three months ended March 31, 2014. The change in net income was due to the factors discussed above.

Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in this report and in the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2015 and 2014 (in thousands, except share data):

	For the three months ended
	March 31,
	2015	2014
Funds From Operations (“FFO”):
Net income (loss)	$1,419	$(1,732)
Noncontrolling interests	(8)	—
Loss on the sale of assets within the unconsolidated real estate entity	—	1
Depreciation	11,477	6,288
Adjustments for unconsolidated real estate entity items	1,812	1,205
FFO attributable to common shareholders	14,700	5,762
Hotel property acquisition costs and other charges	260	1,482
Loss on early extinguishment of debt	—	184
Adjustments for unconsolidated real estate entity items	12	2
Adjusted FFO	$14,972	$7,430
Weighted average number of common shares
Basic	37,018,039	26,271,678
Diluted	37,322,278	26,536,763
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

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended
	March 31,
	2015	2014
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$1,419	$(1,732)
Interest expense	6,813	3,738
Income tax expense	—	3
Depreciation and amortization	11,523	6,316
Adjustments for unconsolidated real estate entity items	3,663	2,624
Noncontrolling interests	(8)	—
EBITDA	23,410	10,949
Hotel property acquisition costs and other charges	260	1,482
Loss on early extinguishment of debt	—	184
Adjustments for unconsolidated real estate entity items	36	2
Loss on the sale of assets within the unconsolidated real estate entity	—	1
Share based compensation	704	585
Adjusted EBITDA	$24,410	$13,203
The following is a presentation of Hotel EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended
	March 31,
	2015	2014

Total revenue	$58,916	36,866
Less: Total hotel operating expenses	30,344	20,929
Less: Reimbursed costs from unconsolidated real estate entities	848	672
Gross operating income	27,724	15,265
Less: Property taxes and insurance	4,085	2,650
Hotel EBITDA	$23,639	$12,615
We present Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing out Hotel EBITDA margins to those of our peer companies. Hotel EBITDA represents the results of operations for our wholly owned hotels only.

Although we present FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect funds available to make cash distributions;

•	EBITDA, Adjusted EBITDA and Hotel EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

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
As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $16,798 and $15,077, respectively. We are required to maintain at least a total of $10,000 of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $170,000 available under our $175,000 senior secured revolving credit facility as of March 31, 2015.
For the three months ended March 31, 2015, net cash flows provided by operations were $12,764, driven by net income of $1,419, offset by $12,886 of non-cash items, including $11,926 of depreciation and amortization, $704 of share-based compensation expense and $256 related to losses from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $1,541. Net cash flows used in investing activities were $95,987, primarily related to the purchase of the Residence Inn San Diego Gaslamp hotel for $90,155, capital improvements on our 35 wholly owned hotels of $4,470, $2,654 related to required escrow deposits of restricted cash, reduced by distributions of $1,292 from unconsolidated real estate entities. Net cash flows provided by financing activities were $84,944, comprised of $120,782 raised from our issuance of common shares in our January 2015 underwritten public offering and through our dividend reinvestment and share purchase plan ("DRSPP"), net repayments on our senior secured revolving credit facility of $17,500, principal payments or payoffs on mortgage debt of $5,570, payments of deferred financing and offering costs of $2,198, repurchase of vested common shares of $22 and distributions to shareholders of $10,547.

For the three months ended March 31, 2014, net cash flows provided by operations were $4,978, comprised of net loss of $1,732 and primarily non-cash expenses, including $6,710 of depreciation and amortization, $184 from the extinguishment of debt, $585 of share-based compensation expense and $316 related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $1,085. Net cash flows used in investing activities were $3,439, primarily related to capital improvements on our 25 wholly owned hotels of $3,207, $681 related to the required escrow deposits of restricted cash, reduced by distributions of $449 from unconsolidated real estate entities. Net cash flows provided by financing activities were $61, comprised of proceeds from the issuance of refinanced and new mortgage loans of $34,000, offset by $5,000 of net borrowings on our senior secured revolving credit facility, principal payments or payoffs on mortgage debt of $32,905, payments of deferred financing costs of $386 and distributions to shareholders of $5,612.

In April 2014, we changed our monthly dividend and distribution from $0.07 to $0.08 per common share and LTIP unit. In January 2015, we changed the monthly dividend and distribution from $0.08 to $0.10 per common share and LTIP unit. We declared total dividends of $0.21 and $0.30 per common share and LTIP unit for the three months ended March 31, 2014 and 2015, respectively.
Liquidity and Capital Resources

At March 31, 2015, our leverage ratio was 38.8% based on the ratio of our net debt (total debt outstanding less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. We have issued mortgage debt of $522,151 at an average rate of approximately 4.7%. Accordingly, our debt coverage ratios are currently in a favorable position and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with the proper balance of debt and equity, such that these investments will be accretive to our earnings and net asset value. We will pay down borrowings on our senior secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At March 31, 2015 and December 31, 2014, we had $5,000 and $22,500, respectively, in outstanding borrowings under our senior secured revolving credit facility. At March 31, 2015, there were 12 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the senior secured revolving credit facility was approximately $175,000. We also had mortgage debt on individual hotels aggregating $522,151 and $527,721 at March 31, 2015 and December 31, 2014, respectively.
The senior secured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2015. We expect to meet all financial covenants during the remainder of 2015 based upon our current projections.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior secured credit facility or through the encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.
Through our $25,000 DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of March 31, 2015, we had issued 3,276 shares under the DRSPP at a weighted average price of $26.26. As of March 31, 2015, there was approximately $24,914 of common shares available for issuance under the DRSPP.
In January 2014, we also established an ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. For the three months ended March 31, 2015, we did not issue any shares under the ATM Plan. Total shares issued under the ATM Plan are 880,820 at a weighted average price of $23.54 raising net proceeds after sales commissions and fees of approximately $20,736. As of March 31, 2015, there was approximately $29,264 available for issuance under the ATM Plan.

We intend to continue to invest in hotel properties as suitable opportunities arise. We intend to finance a substantial portion of our future investments with the net proceeds from additional issuances of common and preferred shares, issuances of units of limited partnership interest in our Operating Partnership or other securities, borrowings or asset sales. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. In January 2015, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.10 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the three months ended March 31, 2015 were $0.30 per common share and LTIP unit.
Capital Expenditures
We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisors' standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisors' standards. Certain of our loans require that we escrow for property improvement purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts necessary to comply with any reasonable loan or franchisor requirements and otherwise to the extent that such expenditures are in the best interest of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under our senior secured revolving credit facility.
For the three months ended March 31, 2015 and 2014, we invested approximately $5,871 and $3,694, respectively, on capital investments in our hotels. We expect to invest an additional $11,969 on capital improvements on our existing hotels for the remainder of 2015.
The Company is planning to develop and expand all four hotels that comprise the Silicon Valley Hotels to increase the aggregate room count by 36% to a total of 1,023 rooms. The 272 room expansion, which would take approximately 12 months from the commencement date at each location once all approvals are obtained, is expected to include a new lobby and public spaces in each location with an estimated aggregate cost of approximately $63,000, or approximately $232,000 per room.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no other material off-balance sheet arrangements at March 31, 2015, other than non-recourse debt associated with the NewINK JV, Inland JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$40	$40	$—	$—	$—
Revolving credit facility, including interest (1)	6,214	546	5,668	—	—
Ground leases	50,517	521	1,394	1,404	47,198
Property loans, including interest (1)	710,736	20,916	61,138	57,641	571,041
Total	$767,507	$22,023	$68,200	$59,045	$618,239

(1)
Does not reflect paydowns or additional borrowings under the senior secured revolving credit facility after March 31, 2015. Interest payments are based on the interest rate in effect as of March 31, 2015. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.

The Company’s ownership interests in the NewINK JV, Inland JV and the Torrance JV are subject to change in the event that either NorthStar or Cerberus calls for additional capital contributions to the respective JVs, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV, Inland JV and the Torrance JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. NorthStar and Cerberus may also approve certain actions by their respective JV or JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the respective JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
In connection with certain non-recourse mortgage loans in either the NewINK JV, Inland JV or the Torrance JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.
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
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (" FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on it financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entitiy's ability to continue within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company's financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funs, (ii) modify the identification of variable interest (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2015 and December 31, 2014 was $547,672 and $542,538, respectively.
At March 31, 2015, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2015 that are sensitive to changes in interest rates (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Floating rate:
Debt	—	5,000	$—	—	—	—	$5,000	$4,999
Average interest rate (1)	—	2.67%	—	—	—	—	2.67%
Fixed rate:
Debt	$3,263	$9,422	$3,901	$4,954	$6,899	$493,712	$522,151	$547,672
Average interest rate	4.85%	5.52%	4.77%	4.69%	4.68%	4.65%	4.67%

(1)	LIBOR of 0.16% plus a margin of 2.50% at March 31, 2015.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  The class actions were filed on April 25, 2012 and February 27, 2013, and have subsequently been consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class actions relate to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending the case vigorously. As of March 31, 2015, we have included $295 in accounts payable and other expenses, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.
Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2015, the Company repurchased 763 shares of common stock at an average price of $29.35 per share in connection with the satisfaction of employee tax withholding obligations upon the vesting of equity awards or other similar transactions.

The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2015 - January 31, 2015)
Employee Transactions (1)	—	$—	—	—
Total	—		—	—

Month 2 (February 1, 2015 - February 28, 2015)
Employee Transactions (1)	763	$29.35	—	—
Total	763		—	—

Month 3 (March 1, 2015 - March 31, 2015)
Employee Transactions (1)	—	$—	—	—
Total	—		—	—

Total January 1, 2015 - March 31, 2015
Employee Transactions (1)	763	$29.35	—	—
Total	763		—	—

(1) Represents shares of common stock withheld in satisfaction of employee tax withholding obligations upon the vesting of equity awards or other similar transactions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Declaration of Trust of Chatham Lodging Trust (1)

3.2	Articles Supplementary relating to Chatham Lodging Trust's election to be subject to the provisions of Section 3-803 of the MGCL(2)

3.3	Articles Supplementary relating to Chatham Lodging Trust's election to be subject to opt out of the provisions of Section 3-803 of the MGCL(3)

3.4	Second Amended and Restated Bylaws of Chatham Lodging Trust(4)

10.1	Sales Agreement, dated January 13, 2015, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclay's Capital Inc.(5)

10.2	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015(6)

10.3	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(6)

10.4	Share Award Agreement, dated January 30, 2015, between Chatham Lodging Trust and Jeffrey Fisher

10.5	Share Award Agreement, dated January 30, 2015, between Chatham Lodging Trust and Dennis Craven

10.6	Share Award Agreement, dated January 30, 2015, between Chatham Lodging Trust and Peter Willis

10.7	Share Award Agreement, dated January 30, 2015, between Chatham Lodging Trust and Jeffrey Fisher (Performance-Based Share Awards)

10.8	Share Award Agreement, dated January 30, 2015, between Chatham Lodging Trust and Dennis Craven (Performance-Based Share Awards)

10.9	Share Award Agreement, dated January 30, 2015, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2013.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2015.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 13, 2015.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 7, 2015	By: /s/ DENNIS M. CRAVEN
Dennis M. Craven
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)