Form 10-Q
period 2015-06-30
Chatham Lodging Trust
filed 2015-08-06
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2015
Common Shares of Beneficial Interest ($0.01 par value per share)	38,306,820

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Investment in hotel properties, net	$1,172,798	$1,096,425
Cash and cash equivalents	18,075	15,077
Restricted cash	18,545	12,030
Investment in unconsolidated real estate entities	25,602	28,152
Hotel receivables (net of allowance for doubtful accounts of $82 and $71, respectively)	5,030	3,601
Deferred costs, net	7,547	7,514
Prepaid expenses and other assets	3,665	2,300
Total assets	$1,251,262	$1,165,099
Liabilities and Equity:
Mortgage debt	$521,379	$527,721
Revolving credit facility	—	22,500
Accounts payable and accrued expenses	22,332	20,042
Distributions and losses in excess of investments of unconsolidated real estate entities	306	—
Distributions payable	3,968	2,884
Total liabilities	547,985	573,147
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,306,743 and 34,173,691 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	379	339
Additional paid-in capital	718,905	599,318
Retained earnings (distributions in excess of retained earnings)	(19,970)	(11,120)
Total shareholders’ equity	699,314	588,537
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	3,963	3,415
Total equity	703,277	591,952
Total liabilities and equity	$1,251,262	$1,165,099
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Room	$67,698	$43,978	$122,729	$77,935
Food and beverage	1,355	585	2,522	1,213
Other	2,335	2,021	4,204	3,629
Cost reimbursements from unconsolidated real estate entities	869	493	1,717	1,165
Total revenue	72,257	47,077	131,172	83,942
Expenses:
Hotel operating expenses:
Room	12,755	8,802	23,696	16,557
Food and beverage	973	432	1,820	899
Telephone	416	285	825	572
Other hotel operating	661	507	1,188	950
General and administrative	5,330	3,847	9,971	7,274
Franchise and marketing fees	5,560	3,602	10,055	6,394
Advertising and promotions	1,192	859	2,411	1,689
Utilities	2,100	1,482	4,426	3,102
Repairs and maintenance	2,856	2,057	5,677	4,056
Management fees	2,197	1,396	4,013	2,490
Insurance	285	217	586	433
Total hotel operating expenses	34,325	23,486	64,668	44,416
Depreciation and amortization	12,063	7,365	23,586	13,680
Property taxes and insurance	4,254	2,809	8,339	5,458
General and administrative	2,156	2,364	5,583	4,686
Hotel property acquisition costs and other charges	524	5,559	784	7,041
Reimbursed costs from unconsolidated real estate entities	869	493	1,717	1,165
Total operating expenses	54,191	42,076	104,677	76,446
Operating income	18,066	5,001	26,495	7,496
Interest and other income	323	12	383	26
Interest expense, including amortization of deferred fees	(6,852)	(4,362)	(13,665)	(8,100)
Loss on early extinguishment of debt	—	—	—	(184)
Income (loss) from unconsolidated real estate entities	1,333	(2,000)	1,077	(2,316)
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	66,701	—	66,701
Income before income tax expense	12,870	65,352	14,290	63,623
Income tax expense	(25)	(38)	(25)	(41)
Net income	12,845	65,314	14,265	63,582
Net income attributable to noncontrolling interests	(82)	(108)	(90)	(108)
Net income attributable to common shareholders	$12,763	$65,206	$14,175	$63,474

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.33	$2.46	$0.37	$2.40
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.33	$2.44	$0.37	$2.38
Weighted average number of common shares outstanding:
Basic	38,211,833	26,437,878	37,618,234	26,355,237
Diluted	38,618,824	26,734,919	38,022,675	26,637,261
Distributions per common share:	$0.30	$0.24	$0.60	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2014	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of shares, net of offering costs of $461	486,969	5	10,506	—	10,511	—	10,511
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	616	—	616	391	1,007
Dividends declared on common shares ($0.45 per share)	—	—	—	(11,953)	(11,953)	—	(11,953)
Distributions declared on LTIP units ($0.45 per unit)	—	—	—	—	—	(116)	(116)
Reallocation of noncontrolling interest	—	—	86	—	86	(86)	—
Net income	—	—	—	63,474	63,474	108	63,582
Balance, June 30, 2014	26,877,757	$266	$445,427	$729	$446,422	$2,464	$448,886
Balance, January 1, 2015	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $2,001	4,026,318	40	118,748	—	118,788	—	118,788
Issuance of restricted time-based shares	49,110	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	769	—	769	311	1,080
Dividends declared on common shares ($0.60 per share)	—	—	—	(23,025)	(23,025)	—	(23,025)
Distributions declared on LTIP units ($0.60 per unit)	—	—	—	—	—	(173)	(173)
Reallocation of noncontrolling interest	—	—	(320)	—	(320)	320	—
Net income	—	—	—	14,175	14,175	90	14,265
Balance, June 30, 2015	38,306,743	$379	$718,905	$(19,970)	$699,314	$3,963	$703,277
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$14,265	$63,582
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,493	13,623
Amortization of deferred franchise fees	93	57
Amortization of deferred financing fees included in interest expense	855	749
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	(66,701)
Loss on early extinguishment of debt	—	184
Share based compensation	1,355	1,213
(Income) loss from unconsolidated real estate entities	(1,077)	2,316
Changes in assets and liabilities:
Hotel receivables	(1,348)	(389)
Deferred costs	(608)	(136)
Prepaid expenses and other assets	(1,119)	(619)
Accounts payable and accrued expenses	1,544	1,225
Net cash provided by operating activities	37,453	15,104
Cash flows from investing activities:
Improvements and additions to hotel properties	(9,154)	(7,721)
Acquisition of hotel properties, net of cash acquired	(90,155)	(265,288)
Distributions from unconsolidated entities	3,932	449
Restricted cash	(6,515)	(3,455)
Net cash used in investing activities	(101,892)	(276,015)
Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	126,000
Repayments on revolving credit facility	(27,500)	(78,000)
Payments on debt	(1,582)	(1,342)
Proceeds from the issuance of debt	—	256,000
Principal prepayment of mortgage debt	(4,760)	(32,186)
Payment of financing costs	(374)	(531)
Payment of offering costs	(2,001)	(511)
Proceeds from issuance of common shares	120,789	10,972
In-substance repurchase of vested common shares	(22)	(18)
Distributions-common shares/units	(22,113)	(11,759)
Net cash provided by financing activities	67,437	268,625
Net change in cash and cash equivalents	2,998	7,714
Cash and cash equivalents, beginning of period	15,077	4,221
Cash and cash equivalents, end of period	$18,075	$11,935
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,409	$7,129
Cash paid for income taxes	$95	$165
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
As of June 30, 2015, the Company had accrued distributions payable of $3,968. These distributions were paid on July 31, 2015, except for $112 related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of June 30, 2014, the Company had accrued distributions payable of $2,260. These distributions were paid on July 25, 2014, except for $89 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $275 and $206 is included in accounts payable and accrued expenses as of June 30, 2015 and 2014, respectively.
Accrued capital improvements of $1,544 and $424 are included in accounts payable and accrued expenses as of June 30, 2015 and 2014, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of June 30, 2015, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54. As of June 30, 2015, there was approximately $29,264 available for issuance under the ATM Plan.
In January 2014, the Company established a $25,000 dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of June 30, 2015, we had issued 3,401 shares under the DRSPP at a weighted average price of $26.35. As of June 30, 2015, there was approximately $24,910 available for issuance under the DRSPP.
On January 27, 2015, the Company completed a follow-on common share offering of 4,025,000 shares (including 525,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares) generating gross proceeds of $120,750 and net proceeds to the Company of approximately $118,802. Proceeds from the January 2015 offering were used to pay down borrowings under the Company's senior secured revolving credit facility and to invest in additional hotel properties, including the acquisition of the Residence Inn San Diego Gaslamp on February 25, 2015.
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
As of June 30, 2015, the Company owned 35 hotels with an aggregate of 5,355 rooms located in 15 states and the District of Columbia. As of June 30, 2015, the Company also (i) owns a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,094 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), (ii) owns a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms, and (iii) owns a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV, Inland JV and Torrance JV collectively as the "JVs").
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

The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of June 30, 2015, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer and 45% owned by affiliates of NorthStar Asset Management Group, Inc, managed 33 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of June 30, 2015, all of the NewINK JV hotels were managed by IHM. As of June 30, 2015, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel is managed by Marriott.

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
3.    Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity's ability to continue within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company's financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interest (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determinations under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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
4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price of the Residence Inn San Diego Gaslamp hotel ("Gaslamp") based on the fair value on the date of the acquisition, was (dollars in thousands):

Gaslamp
Acquisition date	2/25/2015
Number of Rooms	240
Land	$—
Building and improvements	89,040
Furniture, fixtures and equipment	960
Cash	3
Accounts receivable	81
Prepaid expenses and other assets	278
Accounts payable and accrued expenses	(204)
Net assets acquired	$90,158
Net assets acquired, net of cash	$90,155

The Company incurred acquisition costs of $524 and $784, respectively, during the three and six months ended June 30, 2015 and $5,559 and $7,041, respectively, during the three and six months ended June 30, 2014.
The amount of revenue and operating income from the new hotel acquired in 2015 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2015		June 30, 2015
	Revenue	Operating Income	Revenue	Operating Income

Residence Inn San Diego Gaslamp	$3,784	$988	$5,323	$1,336
Total	$3,784	$988	$5,323	$1,336

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three and six months ended June 30, 2015 and 2014 as if the acquisition of the hotels acquired in 2015 and 2014 had taken place on January 1, 2014 and 2013, respectively. Since the acquisition of the Cherry Creek hotel was not material, the pro forma numbers presented below do not include the operating results of the Cherry Creek hotel prior to the acquisition date. Supplemental pro forma earnings were adjusted to exclude $0 and $80, respectively of acquisition costs incurred in the three and six months ended June 30, 2015. Supplemental pro forma earnings for the three and six months ended June 30, 2014 were adjusted to include these charges from 2015. Supplemental pro forma earnings were adjusted to exclude $4,784 and $4,784, respectively, of acquisition costs incurred in the three and six months ended June 30, 2014. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014 and 2013, respectively, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Pro forma total revenue	$72,257	$66,392	$133,240	$122,162
Pro forma net income	$12,845	$6,915	$14,070	$13,767
Pro forma income per share:
Basic	$0.34	$0.26	$0.37	$0.51
Diluted	$0.33	$0.25	$0.36	$0.51
Weighted average Common Shares Outstanding
Basic	38,306,743	26,877,757	38,306,743	26,877,757
Diluted	38,713,734	27,174,798	38,711,184	27,159,781
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $82 and $71 as of June 30, 2015 and December 31, 2014, respectively.

6.    Investment in Hotel Properties
Investment in hotel properties as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$261,113	$261,108
Building and improvements	937,048	844,396
Furniture, fixtures and equipment	57,766	61,185
Renovations in progress	11,723	6,574
	1,267,650	1,173,263
Less: accumulated depreciation	(94,852)	(76,838)
Investment in hotel properties, net	$1,172,798	$1,096,425
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV for $1.7 million. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the three and six months ended June 30, 2015 and 2014, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$—	$—	$45	$38
Total	$—	$—	$45	$38

Until June 9, 2014, the Company owned a 10.3% interest in the Innkeepers JV with Cerberus, which owned 51 hotels comprising an aggregate of 6,845 rooms. The Company accounted for this investment under the equity method. During the three and six months ended June 30, 2015 and 2014, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$—	$—	$—	$411
Total	$—	$—	$—	$411
On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51-hotels, owned by the Innkeepers JV to the NewINK JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV and its 47-hotel portfolio. The remaining four hotels that were part of the 51-hotel portfolio owned by the Innkeepers JV, each of which is a Residence Inn hotel located in Silicon Valley, CA (the "Silicon Valley Hotels"), were purchased by the Company. The Company accounts for its investment in the NewINK JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $19,701 and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47,000 (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $66,701 from the transaction. For tax purposes, the Company's gain resulting from this transaction will be rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels.  As of June 30, 2015, the Company’s share of partners’ capital in the NewINK JV is approximately $20,400 and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $20,706 (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the three and six months ended June 30, 2015 and 2014, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$1,670	$—	$2,492	$—
Total	$1,670	$—	$2,492	$—

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns a 90.0% interest in the Inland JV and the Company owns a 10.0% interest. The Company accounts for this investment under the equity method. During the three and six months ended June 30, 2015 and 2014, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$970	$—	$1,395	$—
Total	$970	$—	1,395	$—

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
The Company's investment in the Innkeepers JV is $0 at June 30, 2015. The Company's investment in the NewINK JV, the Inland JV and Torrance JV are $(306), $24,805, and $797, respectively, at June 30, 2015. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the Innkeepers JV, NewINK JV and Inland JV (the Torrance JV is not material) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$131,809	$72,857	$239,667	$136,570
Total hotel operating expenses	73,132	39,359	140,387	76,358
Operating income	$58,677	$33,498	$99,280	$60,212
Net income (loss) from continuing operations	$11,293	$(19,843)	$7,113	$(23,177)
Loss on sale of hotels	$—	$—	$—	$(5)
Net income (loss)	$11,293	$(19,843)	$7,113	$(23,182)

Income (loss) allocable to the Company	$1,144	$(2,039)	$717	$(2,382)
Basis difference adjustment	150	—	300	—
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$1,294	$(2,039)	$1,017	$(2,382)

8.    Debt
The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	6/30/15 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2015	December 31, 2014
Senior Secured Revolving Credit Facility (1)	2.67%	November 5, 2016	$238,773	$—	$22,500
SpringHill Suites by Marriott Washington, PA (2)	5.84%	April 1, 2015	—	—	4,760
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,347	6,064	6,172
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,025	14,665	14,832
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	46,364	29,809	30,062
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,256	17,028	17,174
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	32,367	23,330	23,534
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,890	19,300	19,475
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	37,573	23,464	23,657
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	69,033	47,244	47,580
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	42,309	34,000	34,000
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	88,286	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	96,734	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	69,664	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	53,309	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	37,592	30,000	30,000
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,889	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	28,447	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,432	18,300	18,300
Total			$960,290	$521,379	$550,221

(1)
Twelve properties in the borrowing base serve as collateral for borrowings under the senior secured revolving credit facility at June 30, 2015. The interest rate for the senior secured revolving credit facility is variable and based on LIBOR plus 2.5%.

(2)	On March 31, 2015, the Company paid off the SpringHill Suites by Marriott Washington, PA loan, due April 1, 2015.
At June 30, 2015 and December 31, 2014, the Company had $0 and $22,500, respectively, of outstanding borrowings under its senior secured revolving credit facility. At June 30, 2015, the maximum borrowing availability under the senior secured revolving credit facility was $175,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2015 and December 31, 2014 was $524,742 and $542,538, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2015 and December 31, 2014 was $0 and $22,498, respectively.

As of June 30, 2015, the Company was in compliance with all of its financial covenants. At June 30, 2015, the Company’s consolidated fixed charge coverage ratio was 3.13. Future scheduled principal payments of debt obligations as of June 30, 2015, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2015 (remaining six months)	$1,586
2016	9,487
2017	3,901
2018	4,954
2019	6,899
Thereafter	494,552
Total	$521,379
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, that are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Federal	$16	$28	$16	$30
State	9	10	9	11
Tax expense	$25	$38	$25	$41
At June 30, 2015, TRS 1 had a net deferred tax asset associated with future tax deductions of $1,157. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a deferred tax asset of $0 as of June 30, 2015.
10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.30 per share and distributions on LTIP units of $0.30 per unit for the three months ended June 30, 2015 and $0.60 per share and distributions of LTIP units of $0.60 per unit for the six months ended June 30 2015. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/30/2015	2/27/2015	$0.10	$0.10
February	2/27/2015	3/27/2015	0.10	0.10
March	3/31/2015	4/24/2015	0.10	0.10
1st Quarter 2015			$0.30	$0.30

April	4/30/2015	5/29/2015	$0.10	$0.10
May	5/29/2015	6/26/2015	0.10	0.10
June	6/30/2015	7/31/2015	0.10	$0.10
2nd Quarter 2015			$0.30	$0.30

Total 2015			$0.60	$0.60

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareholders	$12,763	$65,206	$14,175	$63,474
Dividends paid on unvested shares and units	(28)	(69)	(72)	(145)
Net income attributable to common shareholders	$12,735	$65,137	$14,103	$63,329
Denominator:
Weighted average number of common shares - basic	38,211,833	26,437,878	37,618,234	26,355,237
Effect of dilutive securities:
Unvested shares	406,991	297,041	404,441	282,024
Weighted average number of common shares - diluted	38,618,824	26,734,919	38,022,675	26,637,261
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.33	$2.46	$0.37	$2.40
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.33	$2.44	$0.37	$2.38

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and out-performance based units, for which dividends on unvested performance based shares and units are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2015 and 2014, the Company issued 14,113 and 16,542 common shares, respectively, to its independent trustees as compensation for services performed in 2014 and 2013. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the ten trading days immediately preceding the reporting date. The Company would have distributed 10,050 common shares for services performed in 2015 had this liability classified award been satisfied as of June 30, 2015. As of June 30, 2015, there were 2,013,791 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of June 30, 2015 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of June 30, 2015
2013 Time-based Awards	1/29/2013	40,829	27,222
2013 Performance-based Awards	5/17/2013	40,829	27,222
2014 Time-based Awards	1/31/2014	48,213	16,071
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	—
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	—
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

A summary of the Company’s restricted share awards for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	Six Months Ended		Year Ended
	June 30, 2015		December 31, 2014
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	179,641	$14.92	158,035	$12.39
Granted	85,254	26.59	87,018	17.46
Vested	(94,415)	13.80	(65,412)	12.17
Non-vested at end of the period	170,480	$21.38	179,641	$14.92
As of June 30, 2015 and December 31, 2014, there were $2,956 and $1,458, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2015, these costs were expected to be recognized over a weighted–average period of approximately 2.2 years. For the three months ended June 30, 2015 and 2014, the Company recognized approximately $399 and $329, respectively, and for the six months ended June 30, 2015 and 2014, the Company recognized approximately $769 and $616, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $116 and $196 in compensation expense related to the LTIP units for the three months ended June 30, 2015 and 2014, respectively, and $311 and $391 in compensation expense related to the LTIP units for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, there was $2,515 and $267, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 3.7 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 80% of these units have vested as of June 30, 2015. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of June 30, 2015, 100% of these units have vested. Accordingly, these LTIP units awarded in 2010 will be allocated their pro-rata share of the Company's net income.
On June 1, 2015, the Company granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Plan”).
The awards granted pursuant to the Plan are subject to two separate performance measurements, with 60% of the award (the "Absolute Award") based solely on the Company's total shareholder return ("TSR") (the "Absolute TSR Component") and 40% of the award (the "Relative Award") measured by the Company's TSR (the "Relative TSR Component") relative to the other companies (the "Index Companies") that were constituents of the SNL US REIT Hotel Index (the "Index") during the entire measurement period. Under the Absolute TSR Component, 37.5% of the Absolute Award is earned if the Company achieves a 25% TSR over the measurement period. That percentage increases on a linear basis with the full Absolute Award being earned at a 50% TSR over the measurement period. For TSR performance below 25%, no portion of the Absolute Award will be earned. Under the Relative TSR Component, 37.5% of the Relative Award is earned if the Company is at the 50th percentile of the Index Companies at the end of the measurement period. That percentage increases on a linear basis with the full Relative Award earned if the Company is at the 75th percentile of the Index Companies at the end of the measurement period. If the Company is below the 50th percentile of the Index Companies at the end of the measurement period, no portion of the Relative Award will be earned. Compensation expense is based on an estimated value of $13.97 per Class A Performance LTIP unit, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. Awards earned under the Plan will vest 50% at the end of the three-year measurement period on June 1, 2018 and 25% each on the one-year and two-year anniversaries of the end of the three-year measurement period, or June 1, 2019 and 2020, respectively, and provided that the recipient remains employed by the Company through the vesting dates. In the event of a Change in Control (as defined in the executive officers’ employment agreements), Plan awards will be earned contingent upon the attainment of a pro rata TSR hurdle for the Absolute Award and achievement of the relative TSR percentile for the Relative Award based upon the in-place formula and using the Change of Control as the end of measurement period. Vesting continues to apply to awards earned upon a Change of Control, subject to full acceleration upon termination without cause or resignation for good reason within 18 months of the Change of Control. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.

13.    Commitments and Contingencies
Litigation
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  The class actions were filed on April 25, 2012 and February 27, 2013, and were subsequently consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action relates to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations, including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending the case vigorously. As of June 30, 2015, we have included $642 in accounts payable and accrued expenses, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.
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

Future minimum rental payments under the terms of all non-cancellable operating ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future obligation payments required under the ground, air rights and garages leases as of June 30, 2015, for the remainder of 2015 and for each of the next four calendar years and thereafter (in thousands):

Amount
2015 (remaining six months)	$347
2016	696
2017	698
2018	701
2019	703
Thereafter	47,198
Total	$50,343
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
The management agreements with IHM have an initial term of five years and automatically renew for two five-year periods unless IHM provides written notice to us no later than 90 days prior to the then current term’s expiration date of their intent not to renew. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Base management fees are calculated as a percentage of the hotel's gross room revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Terms of the Company's management agreements entered into during the three and six months ended June 30, 2015 are as follows:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Management fees totaled approximately $2,197 and $1,396, respectively, for the three months ended June 30, 2015 and 2014, respectively and approximately $4,013 and $2,490, respectively, for the six months ended June 30, 2015 and 2014.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements entered into during the three and six months ended June 30, 2015 are as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Residence Inn San Diego Gaslamp	Marriott International, Inc	6.0%	2.5%	2035
Franchise and marketing fees totaled approximately $5,560 and $3,602, respectively, for the three months ended June 30, 2015 and 2014, respectively, and approximately $10,055 and $6,394, respectively, for the six months ended June 30, 2015 and 2014.
14.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of June 30, 2015, the Company had hotel management agreements with IHM to manage 33 of its wholly-owned hotels. As of June 30, 2015, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the three months ended June 30, 2015 and 2014 were $2,124 and $1,309, respectively, and for the six months ended June 30, 2015 and 2014 were $3,874 and $2,332, respectively. At June 30, 2015 and December 31, 2014, the amounts due to IHM were $904 and $715, respectively.
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
15.    Subsequent Events
On July 17, 2015, the Company completed the acquisition of the 104-room Residence Inn Dedham in Dedham, MA (the "Dedham hotel"). The company funded the purchase price with available cash and borrowings under the Company's senior secured revolving credit facility. The Dedham hotel will be managed by IHM for a base management fee of 3.0% of the hotel's gross room revenue plus standard revenue management and accounting fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.
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
The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership"), draw-downs under our senior secured revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a joint venture with affiliates of NorthStar Realty Finance Corp. (“NorthStar”) that owns 47 hotels (the "NewINK JV"), distributions from our 10.0% investment in a joint venture with NorthStar that owns 48 hotels (the "Inland JV") or distributions from our 5.0% investment in a joint venture with Cerberus Capital Management ("Cerberus") that owns the Residence Inn by Marriott in Torrance, CA (the "Torrance JV" and together with the NewINK JV and the Inland JV, the "JVs"). We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At June 30, 2015, our leverage ratio was 38.2% based on the ratio of our net debt (total debt outstanding less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. We have issued mortgage debt of $521,379 at an average rate of approximately 4.7%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.
We believe the remainder of 2015 and 2016 will offer attractive growth for the lodging industry and for us because lodging demand is projected to surpass supply growth for at least the next two years. Increased demand has generally correlated with economic growth in the U.S. and with gross domestic product (“GDP”) expected to grow moderately, we believe lodging demand will increase.

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

Results of Operations
Industry Outlook
We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the lodging industry as GDP is currently forecasted to grow approximately 3.0% in the second half of 2015, labor market conditions are expected to continue to improve and corporate profits and travel expenses are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the sixth year of RevPAR growth in what many believe will be a longer cycle than those experienced in the past due to the fact that new room supply is forecast to grow only moderately. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw five consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR grew 7.2% and 7.5% year to date through June 30, 2015 and 2014 compared to the same period in the prior years. Industry analysts such as Smith Travel Research and PKF Hospitality are projecting industry RevPAR to grow in a range of 6.6% to 7.2% in 2015 based on economic growth, with lodging demand projected to increase 2.6% to 3.1% and new supply projected to grow by 1.2% to 1.3%. Of the projected RevPAR growth, industry analysts believe growth in ADR will comprise the majority of the expected growth. Primary hotel franchisors Marriott and Hilton are projecting 2015 RevPAR growth in a range of 5% to 7%. We are currently projecting RevPAR at our hotels to grow 5.5% to 6.5% in 2015 with ADR comprising all of our RevPAR growth. Industry analysts are currently predicting that RevPAR will continue to grow in 2016 with preliminary estimates from Smith Travel Research and PFK Hospitality ranging between 5.8% and 6.8%.
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014
Results of operations for the three months ended June 30, 2015 include the operating activities of our 35 wholly owned hotels and our investments in the NewINK JV, Inland JV and the Torrance JV. We wholly owned 25 hotels at April 1, 2014 and owned a 10.3% joint venture interest in the ("Innkeepers JV"), a joint venture between Cerberus Capital Management and the Company and a 5.0% interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact that six hotels were not owned by us in the second quarter of 2014 and four hotels were owned for less than a month in the second quarter of 2014. Four hotels in the Silicon Valley, CA area and our interest in the NewINK JV were acquired on June 9, 2014, one hotel in Glendale, CO was acquired on August 29, 2014, four hotels and our 10% interest in the Inland JV was acquired on November 17, 2014 and one hotel in San Diego, CA was acquired on February 25, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2015	June 30, 2014	% Change
Room	$67,698	$43,978	53.9%
Food and beverage	1,355	585	131.6%
Other	2,335	2,021	15.5%
Cost reimbursements from unconsolidated real estate entities	869	493	76.3%
Total revenue	$72,257	$47,077	53.5%
Total revenue was $72,257 for the quarter ended June 30, 2015, up $25,180 compared to total revenue of $47,077 for the corresponding 2014 period. Total revenue related to the ten hotels acquired during or subsequent to the second quarter of 2014 contributed $22,693 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.7% and 93.4% of total revenue for the quarters ended June 30, 2015 and 2014, respectively. Room revenue was $67,698 and $43,978 for the quarters ended June 30, 2015 and 2014, respectively, with $21,463 of the increase in 2015 attributable to the ten hotels acquired during or subsequent to the second quarter of 2014. For the 25 comparable hotels owned by us throughout both the 2015 and 2014 periods, room revenue was up $2,257, or 5.5%, driven primarily by RevPAR growth of 5.4%.

Food and beverage revenue was $1,355 and $585 for three months ended June 30, 2015 and 2014, respectively. The increase of $770 relates primarily to the Cherry Creek, Burlington and San Diego hotels, which were acquired subsequent to the second quarter of 2014.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2,335 and $2,021 for the quarters ended June 30, 2015 and 2014, respectively. The increase in other operating revenue is primarily related to the ten hotels acquired during or subsequent to the second quarter of 2014.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK JV and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $869 and $493 for the three months ended June 30, 2015 and 2014, respectively. Costs increased due to an increase in the number of employees. These costs were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2015 and 2014 increased 6.5% and 8.2%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 6.4% and 9.6%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 35 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented.

	For the three months ended	For the three months ended
	June 30, 2015	June 30, 2014
Occupancy	85.8%	86.4%
ADR	$161.96	$151.17
RevPar	$138.92	$130.57
The RevPar increase of 6.4% was due to an increase in ADR of 7.1% and a decrease in occupancy of 0.7%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through the increase in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2015	June 30, 2014	% Change
Hotel operating expenses:
Room	$12,755	$8,802	44.9%
Food and beverage	973	432	125.2%
Telephone	416	285	46.0%
Other	661	507	30.4%
General and administrative	5,330	3,847	38.5%
Franchise and marketing fees	5,560	3,602	54.4%
Advertising and promotions	1,192	859	38.8%
Utilities	2,100	1,482	41.7%
Repairs and maintenance	2,856	2,057	38.8%
Management fees	2,197	1,396	57.4%
Insurance	285	217	31.3%
Total hotel operating expenses	$34,325	$23,486	46.2%

Hotel operating expenses increased $10,839 to $34,325 for the three months ended June 30, 2015 from $23,486 for the three months ended June 30, 2014. Total hotel operating expenses related to the ten hotels acquired during or subsequent to the second quarter of 2014 contributed $10,280 of the increase. For the 25 comparable hotels, total hotel operating expenses increased $553 or 2.4%.
Room expenses, which are the most significant component of hotel operating expenses, increased $3,953, or 44.9%, from $8,802 in 2014 to $12,755 in the second quarter of 2015. This compares to a 53.9% increase in room revenue over the same period in 2014 and a 23.4% increase in the number of rooms owned. The number of rooms for the quarter increased from 4,341 rooms in 2014 to 5,355 rooms in 2015 due to acquisitions. Total room expenses related to the ten hotels acquired during or subsequent to the second quarter of 2014 contributed $3,726 of the increase in room expenses. For the 25 comparable hotels, total room operating expenses increased $227, or 2.6%, for the second quarter of 2015. Expenses increased due to increased salary and benefits for housekeeping.
The remaining hotel operating expenses increased $6,886, from $14,684 in the second quarter of 2014 to $21,570 in the second quarter of 2015. The increase in remaining hotel operating expenses is mainly attributable to the ten hotels acquired during or subsequent to the second quarter of 2014, which contributed $6,554 of the increase, implying that the increase attributable to the comparable 25 hotels was $332 or 2.3%. Food and beverage expense increased due to the Cherry Creek, Burlington and San Diego hotels that were acquired after the second quarter of 2014, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $4,698 from $7,365 for the three months ended June 30, 2014 to $12,063 for the three months ended June 30, 2015. The increase is due to the ten hotels acquired during or subsequent to the second quarter of 2014, which contributed depreciation and amortization expense of $4,963. The offset of $265 is due to assets that were fully depreciated. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $1,445 from $2,809 for the three months ended June 30, 2014 to $4,254 for the three months ended June 30, 2015. The ten hotels acquired during or subsequent to the second quarter of 2014 contributed $1,344 of the increase.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $652 and $628 for the three months ended June 30, 2015 and 2014, respectively) decreased $232 to $1,504 in 2015 from $1,736 in 2014, with the decrease primarily due to lower costs associated with SEC reporting and increased reimbursements from the JV's for the Company's management employee costs.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $5,035 from $5,559 for the three months ended June 30, 2014 to $524 for the three months ended June 30, 2015. Hotel property acquisition costs of $524 in the 2015 period related to our acquisitions of the four Inland hotels, the San Diego Hotel, future acquisitions and litigation for a class action lawsuit in California. The Company incurred other charges of $698 in the 2014 period related to matters associated with the unsolicited offer from Blue Mountain Capital Management, matters related to its proxy settlement agreement with the HG Vora Group and $4,784 related to the Silicon Valley Hotel Portfolio. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $869 and $493 for the quarters ended June 30, 2015 and 2014, respectively. Reimbursements increased due to an increase in the number of employees. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income increased $311 from $12 for the three months ended June 30, 2014 to $323 for the three months ended June 30, 2015. Of the $311 increase, $157 related to the restaurant leases at the Gaslamp hotel and $150 is related to services provided to NorthStar.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $2,490 from $4,362 for the three months ended June 30, 2014 to $6,852 for the three months ended June 30, 2015 and is comprised of the following (dollars in thousands):

	For the three months ended
	June 30, 2015	June 30, 2014	% Change

Mortgage debt interest	$6,222	$3,367	84.8%
Credit facility interest and unused fees	177	640	(72.3)%
Amortization of deferred financing costs	453	355	27.6%
Total	$6,852	$4,362	57.1%

The increase in interest expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily due to interest expense of $2,956 on loans issued subsequent to the first quarter of 2014 having a total principal balance of $306,475, including the four new loans having an aggregate principal balance of $222,000 on the four Silicon Valley hotels issued on June 9, 2014, the $30,000 loan on the Savannah hotel issued on July 2, 2014, the $16,225 and $19,950 loans on the Billerica and Carlsbad hotels, respectively, each issued on November 25, 2014, and the $18,300 loan on the Houston Medical hotel issued on December 17, 2014, offset by the Washington, PA mortgage pay off in March 2015 of $72. The increase in deferred financing costs relates to the new loans issued subsequent to the first quarter of 2014. Interest expense on the Company's senior secured revolving credit facility decreased due to lower average weighted borrowings of $275 in 2015 compared to $73,198 in 2014.
Income or (loss) from Unconsolidated Real Estate Entities
Income or (loss) from unconsolidated real estate entities increased $3,333 from a loss of $2,000 for the three months ended June 30, 2014 to income of $1,333 for the three months ended June 30, 2015. The increase is due primarily to the adjustment for the amortization of the basis difference of the carrying amount of investment in the Company's share of partners' capital of the NewINK JV (see note 7) of $150, income on the Inland JV of $602 and income on the NewINK JV of $542, compared to a loss on the Innkeepers JV of $2,038 for the three months ended June 30, 2014.
Gain on Sale from Unconsolidated Real Estate Entities
Gain on sale from unconsolidated real estate entities decreased $66,701 from the 2014 period to zero in 2015. The decrease is due to the sale of Cerberus' 89.7% interest in 51 hotels in the Innkeepers JV in the period ended June 30, 2014, which generated a gain of $66,701 comprised of remeasurement of the Company's interest in the four Silicon Valley Hotels and a promote interest in the Innkeepers JV. The gain includes the Company's pro rata share of a promote interest.
Income Tax Expense
Income tax expense decreased $13 from $38 for the three months ended June 30, 2014 to $25 for the three months ended June 30, 2015. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $12,845 for the three months ended June 30, 2015, compared to net income of $65,314 for the three months ended June 30, 2014. The change in net income was due to the factors discussed above.

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
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014
Results of operations for the six months ended June 30, 2015 include the operating activities of our 35 wholly owned hotels and our investments in the NewINK JV, Inland JV and the Torrance JV. We wholly owned 25 hotels at January 1, 2014 and owned a 10.3% joint venture interest in the Innkeepers JV and a 5.0% interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact that six hotels were not owned by us in the first half of 2014 and four hotels were owned for less than a month in the first half of 2014. Four hotels in the Silicon Valley, CA area and our interest in the NewINK JV were acquired on June 9, 2014, one hotel in Glendale, CO was acquired on August 29, 2014, four hotels and our 10% interest in the Inland JV was acquired on November 17, 2014 and one hotel in San Diego, CA was acquired on February 25, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014	% Change
Room	$122,729	$77,935	57.5%
Food and beverage	2,522	1,213	107.9%
Other	4,204	3,629	15.8%
Cost reimbursements from unconsolidated real estate entities	1,717	1,165	47.4%
Total revenue	$131,172	$83,942	56.3%
Total revenue was $131,172 for the six months ended June 30, 2015, up $47,230 compared to total revenue of $83,942 for the 2014 period. Total revenue related to the ten hotels acquired during or subsequent to the first half of 2014 contributed $43,525 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.6% and 92.8% of total revenue for the six months ended June 30, 2015 and 2014, respectively. Room revenue was $122,729 and $77,935 for the six months ended June 30, 2015 and 2014, respectively, with $41,458 of the increase in 2015 attributable to the ten hotels acquired during or subsequent to the first half of 2014. For the 25 comparable hotels owned by us throughout both the 2015 and 2014 periods, room revenue was up $3,336, or 4.5%, driven primarily by RevPAR growth of 4.3%.
Food and beverage revenue was $2,522 and $1,213 for six months ended June 30, 2015 and 2014, respectively. The increase of $1,309 relates primarily to the Cherry Creek, Burlington and San Diego hotels, which were acquired subsequent to the first half of 2014.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $4,204 and $3,629 for the six months ended June 30, 2015 and 2014, respectively. The increase in other operating is revenue primarily related to the ten hotels acquired during or subsequent to the first half of 2014.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK JV and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $1,717 and $1,165 for the six months ended June 30, 2015 and 2014, respectively. Costs increased due to an increase in the number of employees. These costs were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2015 and 2014 increased 7.2% and 6.8%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 6.6% and 8.9%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 35 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented.

	For the six months ended	For the six months ended
	June 30, 2015	June 30, 2014
Occupancy	80.8%	81.9%
ADR	$159.02	$147.12
RevPar	$128.45	$120.49
The RevPar increase of 6.6% was due to an increase in ADR of 8.1% and a decrease in occupancy of 1.4%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through the increase in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014	% Change
Hotel operating expenses:
Room	$23,696	$16,557	43.1%
Food and beverage	1,820	899	102.4%
Telephone	825	572	44.2%
Other	1,188	950	25.1%
General and administrative	9,971	7,274	37.1%
Franchise and marketing fees	10,055	6,394	57.3%
Advertising and promotions	2,411	1,689	42.7%
Utilities	4,426	3,102	42.7%
Repairs and maintenance	5,677	4,056	40.0%
Management fees	4,013	2,490	61.2%
Insurance	586	433	35.3%
Total hotel operating expenses	$64,668	$44,416	45.6%

Hotel operating expenses increased $20,252 to $64,668 for the six months ended June 30, 2015 from $44,416 for the six months ended June 30, 2014. Total hotel operating expenses related to the ten hotels acquired during or subsequent to the first half of 2014 contributed $19,409 of the increase. For the 25 comparable hotels, total hotel operating expenses increased $843 or 1.9%.
Room expenses, which are the most significant component of hotel operating expenses, increased $7,139, or 43.1%, from $16,557 in 2014 to $23,696 for the six months ended June 30, 2015. This compares to a 57.5% increase in room revenue over the same period in 2014 and a 23.4% increase in the number of rooms owned. The number of rooms for the year increased from 4,341 rooms in 2014 to 5,355 rooms in 2015 due to acquisitions. Total room expenses related to the ten hotels acquired during or subsequent to the first half of 2014 contributed $6,764 of the increase in room expenses. For the 25 comparable hotels, total room operating expenses increased $375, or 2.3%, for the six months ended June 30, 2015. Expenses increased due to increased salary and benefits for housekeeping.
The remaining hotel operating expenses increased $13,113, from $27,859 for the six months ended June 30, 2014 to $40,972 for the six months ended June 30, 2015. The increase in remaining hotel operating expenses is mainly attributable to the ten hotels acquired during or subsequent to the first half of 2014, which contributed $12,645 of the increase, implying that the increase attributable to the comparable 25 hotels was $468 or 1.7%. Food and beverage expense increased $921, $770 of the increase is due to the Cherry Creek, Burlington and San Diego hotels that were acquired after the second quarter of 2014, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $9,906 from $13,680 for the six months ended June 30, 2014 to $23,586 million for the six months ended June 30, 2015. The increase is due to the ten hotels acquired during or subsequent to the first half of 2014, which contributed depreciation and amortization expense of $10,411. The offset of $505 is due to assets that were fully depreciated. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $2,881 from $5,458 for the six months ended June 30, 2014 to $8,339 for the six months ended June 30, 2015. The ten hotels acquired during or subsequent to the first half of 2014 contributed $2,678 of the increase.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1,355 and $1,213 for the six months ended June 30, 2015 and 2014, respectively) increased $755 to $4,228 in 2015 from $3,473 in 2014, with the increase primarily due to higher employee compensation associated with additional employees, base salary and incentive compensation.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $6,257 from $7,041 for the six months ended June 30, 2014 to $784 for the six months ended June 30, 2015. Hotel property acquisition costs of $784 in the 2015 period related to our acquisitions of the four recently acquired Inland hotels, the San Diego Hotel, future acquisitions and litigation for a class action lawsuit in California. In the six months ended June 30, 2014, the Company incurred other charges of $1,890 related to matters associated with the unsolicited offer from Blue Mountain Capital Management, matters related to its proxy settlement agreement with the HG Vora Group and $4,784 related to the purchase of the Silicon Valley Hotel Portfolio. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $1,717 and $1,165 for the six months ended June 30, 2015 and 2014, respectively. Reimbursements increased due to an increase in the number of employees. These costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $357 from $26 for the six months ended June 30, 2014 to $383 for the six months ended June 30, 2015. Of the $357 increase, $157 is related to the restaurant leases at the Gaslamp hotel and $150 is related to services provided to NorthStar.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $5,565 from $8,100 for the six months ended June 30, 2014 to $13,665 for the six months ended June 30, 2015 and is comprised of the following (dollars in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014	% Change

Mortgage debt interest	$12,413	$6,190	100.5%
Credit facility interest and unused fees	395	1,161	(66.0)%
Amortization of deferred financing costs	857	749	14.4%
Total	$13,665	$8,100	68.7%

The increase in interest expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily due to interest expense of $6,463 on loans issued subsequent to the first quarter of 2014 having a total principal balance of $306,475, including the four new loans having an aggregate principal balance of $222,000 on the four Silicon Valley hotels issued on June 9, 2014, the $30,000 loan on the Savannah hotel issued on July 2, 2014, the $16,225 and $19,950 loans on the Billerica and Carlsbad hotels, respectively, each issued on November 25, 2014, and the $18,300 loan on the Houston Medical hotel issued on December 17, 2014, offset by $72 on the Washington, PA loan paid off in March, 2015 and lower costs for the Garden Grove loan of $126 due to refinancing the loan at a lower rate. The increase in deferred financing costs relates to the new loans issued during or subsequent to the second quarter of 2014. Interest expense on the Company's senior secured revolving credit facility decreased due to lower average weighted borrowings of $3,086 in 2015 compared to $66,630 in 2014.
Income or (loss) from Unconsolidated Real Estate Entities
Income or (loss) from unconsolidated real estate entities increased $3,393 from a loss of $2,316 for the six months ended June 30, 2014 to income of $1,077 for the six months ended June 30, 2015. The increase is due primarily to the adjustment for the amortization of the basis difference of the carrying amount of investment in the Company's share of partners' capital of the NewINK JV (see note 7) of $300, income on the Inland JV of $524 and income on the NewINK JV of $192, compared to a loss on the Innkeepers JV of $2,316 for the six months ended June 30, 2014.

Gain on Sale from Unconsolidated Real Estate Entities
Gain on sale from unconsolidated real estate entities decreased $66,701 from 2014 to zero in 2015. The decrease is due to the sale of Cerberus' 89.7% interest in 51 hotels in the Innkeepers JV in the period ended June 30, 2014, which generated a gain of $66,701 comprised of remeasurement of the Company's interest in the four Silicon Valley Hotels and a promote interest in the Innkeepers JV. The gain includes the Company's pro rata share of a promote interest.
Income Tax Expense
Income tax expense decreased $16 from $41 for the six months ended June 30, 2014 to $25 for the six months ended June 30, 2015. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.

Net Income
Net income was $14,265 for the six months ended June 30, 2015, compared to net income of $63,582 for the six months ended June 30, 2014. The change in net income was due to the factors discussed above.

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
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment
Trusts ("NAREIT"), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment write-downs, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures following the same approach. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations, and that by excluding the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs that report FFO using the NAREIT definition.
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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and six months ended June 30, 2015 and 2014 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Funds From Operations (“FFO”):
Net income	$12,845	$65,314	$14,265	$63,582
Noncontrolling interests	(82)	(108)	(90)	(108)
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	(66,701)	—	(66,701)
Loss on the sale of assets within the unconsolidated real estate entity	—	—	—	1
Depreciation	12,016	7,335	23,493	13,623
Adjustments for unconsolidated real estate entity items	1,853	1,229	3,664	2,435
FFO attributable to common shareholders	26,632	7,069	41,332	12,832
Hotel property acquisition costs and other charges	524	5,559	784	7,041
Loss on early extinguishment of debt	—	—	—	184
Adjustments for unconsolidated real estate entity items	80	2,218	92	2,220
Adjusted FFO	$27,236	$14,846	$42,208	$22,277
Weighted average number of common shares
Basic	38,211,833	26,437,878	37,618,234	26,355,237
Diluted	38,618,824	26,734,919	38,022,675	26,637,261
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

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$12,845	$65,314	$14,265	$63,582
Interest expense	6,852	4,362	13,665	8,100
Income tax expense	25	38	25	41
Depreciation and amortization	12,063	7,365	23,586	13,680
Adjustments for unconsolidated real estate entity items	3,750	2,765	7,414	5,389
Noncontrolling interests	(82)	(108)	(90)	(108)
EBITDA	35,453	79,736	58,865	90,684
Hotel property acquisition costs and other charges	524	5,559	784	7,041
Loss on early extinguishment of debt	—	—	—	184
Adjustments for unconsolidated real estate entity items	86	2,296	121	2,298
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	(66,701)	—	(66,701)
Loss on the sale of assets within the unconsolidated real estate entity	—	—	—	1
Share based compensation	651	628	1,355	1,213
Adjusted EBITDA	$36,714	$21,518	$61,125	$34,720
The following is a presentation of Hotel EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Total revenue	$72,257	$47,077	$131,172	$83,942
Less: Total hotel operating expenses	34,325	23,486	64,668	44,416
Less: Reimbursed costs from unconsolidated real estate entities	869	493	1,717	1,165
Gross operating income	37,063	23,098	64,787	38,361
Less: Property taxes and insurance	4,254	2,809	8,339	5,458
Hotel EBITDA	$32,809	$20,289	$56,448	$32,903
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
As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $18,075 and $15,077, respectively. We are required to maintain at least a total of $10,000 of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $175,000 available under our $175,000 senior secured revolving credit facility as of June 30, 2015.
For the six months ended June 30, 2015, net cash flows provided by operations were $37,453, driven by net income of $14,265, $24,720 of non-cash items, including $24,441 of depreciation and amortization and $1,355 of share-based compensation expense, offset by $1,077 related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $1,531. Net cash flows used in investing activities were $101,892, primarily related to the purchase of the Residence Inn San Diego Gaslamp hotel for $90,155, capital improvements on our 35 wholly owned hotels of $9,154, $6,515 related to required escrow deposits of restricted cash, reduced by distributions of $3,932 from unconsolidated real estate entities. Net cash flows provided by financing activities were $67,437, comprised of $120,789 raised from our issuance of common shares in our January 2015 underwritten public offering and through our dividend reinvestment and share purchase plan ("DRSPP"), net repayments on our senior secured revolving credit facility of $22,500, principal payments or payoffs on mortgage debt of $6,342, payments of deferred financing and offering costs of $2,375, repurchase of vested common shares of $22 and distributions to shareholders of $22,113.

For the six months ended June 30, 2014, net cash flows provided by operations were $15,104, comprised of net income of $63,582 and primarily non-cash expenses, including $14,429 of depreciation and amortization, net gain from the sale of interests in unconsolidated real estate entities of $66,701, $184 from the extinguishment of debt, $1,213 of share-based compensation expense and $2,316 related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $81. Net cash flows used in investing activities were $276,015, primarily related to the purchase of the 4 Silicon Valley hotels for $265,288, capital improvements on our 29 wholly owned hotels of $7,721, $3,455 related to the required escrow deposits of restricted cash, reduced by distributions of $449 from unconsolidated real estate entities. Net cash flows provided by financing activities were $268,625, comprised of proceeds from the issuance of refinanced and new mortgage loans of $256,000, $48,000 of net borrowings on our senior secured revolving credit facility and $10,461 raised from our At the Market Equity Offering ("ATM Plan"), offset by principal payments or payoffs on mortgage debt of $33,528, payments of deferred financing costs of $531, distributions to shareholders of $11,759 and repurchase of vested common shares of $18.
In April 2014, we changed our monthly dividend and distribution from $0.07 to $0.08 per common share and LTIP unit. In January 2015, we changed the monthly dividend and distribution from $0.08 to $0.10 per common share and LTIP unit. We declared total dividends of $0.45 and $0.60 per common share and LTIP unit for the six months ended June 30, 2014 and 2015, respectively.
Liquidity and Capital Resources

At June 30, 2015, our leverage ratio was 38.2% based on the ratio of our net debt (total debt outstanding less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. We have issued mortgage debt of $521,379 at an average rate of approximately 4.7%. Accordingly, our debt coverage ratios are currently in a favorable position and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At June 30, 2015 and December 31, 2014, we had $0 and $22,500, respectively, in outstanding borrowings under our senior secured revolving credit facility. At June 30, 2015, there were 12 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the senior secured revolving credit facility was approximately $175,000. We also had mortgage debt on individual hotels aggregating $521,379 and $527,721 at June 30, 2015 and December 31, 2014, respectively.
The senior secured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at June 30, 2015. We expect to meet all financial covenants during the remainder of 2015 based upon our current projections.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior secured credit facility or through the encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividend payments in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.
Through our $25,000 DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of June 30, 2015, we had issued 3,401 shares under the DRSPP at a weighted average price of $26.35. As of June 30, 2015, there was approximately $24,910 available for issuance under the DRSPP.

In January 2014, we also established an ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. For the three and six months ended June 30, 2015, we did not issue any shares under the ATM Plan. Total shares issued under the ATM Plan are 880,820 at a weighted average price of $23.54 raising net proceeds after sales commissions and fees of approximately $20,736. As of June 30, 2015, there was approximately $29,264 available for issuance under the ATM Plan.
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
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, at least 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. In January 2015, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.10 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the six months ended June 30, 2015 were $0.60 per common share and LTIP unit.
Capital Expenditures
We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisors' standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisors' standards. Certain of our loans require that we escrow, for property improvement purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts necessary to comply with any reasonable loan or franchisor requirements and otherwise to the extent that such expenditures are in the best interest of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under our senior secured revolving credit facility.
For the three months ended June 30, 2015 and 2014, we invested approximately $4,698 and $3,998, respectively, and for the six months ended June 30, 2015 and 2014, we invested approximately $10,569 and $7,692, respectively, on capital investments in our hotels. We expect to invest an additional $7,271 on capital improvements on our existing hotels for the remainder of 2015.
The Company is planning to develop and expand all four hotels that comprise the Silicon Valley Hotels to increase the aggregate room count by 36% to a total of 1,023 rooms. The 272 room expansion is expected to include a new lobby and public spaces in each location. The Company is currently moving forward with the 32-room expansion of the Residence Inn Mountain View.  We expect to commence the expansions of the two Sunnyvale Residence Inns in early 2016 and the San Mateo Residence Inn in mid-2016.  While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $70 million to $80 million.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at June 30, 2015, other than non-recourse debt associated with the NewINK JV, Inland JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$7,222	$20	$376	$1,564	$5,262
Revolving credit facility, including interest (2)	867	306	561	—	—
Ground leases	50,343	347	1,394	1,404	47,198
Property loans, including interest (2)	705,007	13,969	61,164	58,833	571,041
Total	$763,439	$14,642	$63,495	$61,801	$623,501

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior secured revolving credit facility after June 30, 2015. Interest payments are based on the interest rate in effect as of June 30, 2015. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity's ability to continue within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company's financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interest (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determinations under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2015 and December 31, 2014 was $524,742 and $542,538, respectively.
At June 30, 2015, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2015 that are sensitive to changes in interest rates (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$—	—	—	—	$—	$—
Average interest rate (1)	—	2.67%	—	—	—	—	2.67%
Fixed rate:
Debt	$1,586	$9,487	$3,901	$4,954	$6,899	$494,552	$521,379	$524,742
Average interest rate	4.85%	5.52%	4.77%	4.69%	4.68%	4.65%	4.67%

(1)	LIBOR of 0.17% plus a margin of 2.50% at June 30, 2015.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  The class actions were filed on April 25, 2012 and February 27, 2013, and were subsequently consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action relates to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending the case vigorously. As of June 30, 2015, we have included $642 in accounts payable and other expenses, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.
Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

As previously disclosed in a Current Report on Form 8-K filed by the Company with the SEC on June 2, 2015 (the “June 2015 Form 8-K”), the Board of Trustees of the Company approved, as recommended by the Compensation Committee, the grant of performance-based LTIP units to certain of the Company’s executive officers (the “Class A Performance LTIP Units”) pursuant to Long Term Incentive Plan Unit Award Agreements (the “LTIP Unit Award Agreements”). In connection with the issuance of Class A Performance LTIP Units, on August 5, 2015, the Board of Trustees of the Company, on behalf of the Company, for itself and as the sole general partner of the Operating Partnership, approved the First Amendment to the Agreement of Limited Partnership of the Operating Partnership (the “Agreement of Limited Partnership”), effective as of June 1, 2015 (the “First Amendment” and together with the Agreement of Limited Partnership, the “Amended Partnership Agreement”). The First Amendment establishes and designates the Class A Performance LTIP Units under the Amended Partnership Agreement.

Pursuant to the First Amendment, the definition of (i) “Percentage Interest” was amended such that Class A Performance Units will be treated similarly to LTIP Units (as defined in the Amended Partnership Agreement) under the definition and (ii) “Vesting Agreement” was amended to include vesting agreements entered into by a Class A Performance LTIP Unitholder (as defined in the Amended Partnership Agreement) upon acceptance of an award of Class A Performance LTIP Units. The First Amendment also establishes the addition of “Article XIII¯Class A Performance LTIP Units” under the Amended Partnership Agreement, which designates the Class A Performance LTIP Units as a series of Partnership Units (as defined in the Amended Partnership Agreement) in the Operating Partnership and sets forth certain terms of the Class A Performance LTIP Units, including with respect to distributions, allocations and conversion. The Class A Performance LTIP Units will be treated similar to LTIP Units for purposes of distributions, allocations and conversion, except as follows:

•
Distributions: A holder of a Class A Performance LTIP Unit will generally (i) only be entitled, during the period prior to the vesting of such Class A Performance LTIP Unit, to receive 10% of the distributions made on a Common Unit (the “Pre-Vesting Distributions”), and (ii) be entitled, upon the vesting of such Class A Performance LTIP Unit, to a special one-time “catch-up” distribution (the “Special Distribution”) equal to the aggregate amount of distributions that were paid on a Common Unit during the period prior to vesting of such Class A Performance LTIP Unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP Unit;

•
Allocations: A holder of a Class A Performance LTIP Unit will receive, during the period prior to the vesting of such Class A Performance LTIP Unit, allocations of profit and loss equal to 10% of such allocations made to a Common Unit; provided, however, that in the event the receipt of the Special Distribution would cause or increase a deficit balance in such holder’s Capital Account that exceeds the sum of such holder’s share of Partnership Minimum Gain and Partner Nonrecourse Debt Minimum Gain, as determined in accordance with Treasury Regulations Sections 1.704-2(g) and 1.704-2(i), such holder shall be allocated specially for such taxable year (and, if necessary, later taxable years) items of income and gain in an amount and manner sufficient to eliminate such deficit Capital Account balance as quickly as possible; and

•
Conversion: A holder of a Class A Performance LTIP Unit has the right to convert all or a portion of his or her Vested Class A Performance LTIP Units into Common Units; provided that such Vested Class A Performance LTIP Units have reached capital account equivalency with Common Units. In order to exercise his or her Conversion Right, such holder must deliver a Conversion Notice to the Operating Partnership, subject to the timing and procedural requirements contained in the Amended Partnership Agreement. When a holder of a Class A Performance LTIP Unit is notified of the expected occurrence of an event that will cause such Class A Performance LTIP Unit to become a Vested Class A Performance LTIP Unit, such holder may give the Operating Partnership a Conversion Notice with respect to such Class A Performance LTIP Unit conditioned upon and effective as of the time of vesting, and unless subsequently revoked by such holder, the Conversion Notice shall be accepted by the Operating Partnership subject to such condition. In addition, upon the expected occurrence of an event that will cause such Class A Performance LTIP Unit to become a Vested Class A Performance LTIP Unit, the Operating Partnership may force the conversion of such Class A Performance LTIP Unit, conditioned upon and effective on or after the time of vesting, by issuing a Forced Conversion Notice to such holder.

Prior to the vesting of a Class A Performance LTIP Unit, the holder of such Class A Performance LTIP Unit will not be entitled to vote, or, except as set forth above, to receive distributions on, such Class A Performance LTIP Unit. A description of the other terms of the Class A Performance LTIP Units, including their vesting and performance requirements, is set forth in the June 2015 Form 8-K, which description is incorporated by reference herein. The foregoing summary of the First Amendment and the summary of the LTIP Unit Award Agreements contained in the June 2015 Form 8-K do not purport to be complete and are qualified in their entirety by reference to the First Amendment and the LTIP Unit Award Agreements, as applicable, copies of which are filed as Exhibit [10.1] and Exhibits [10. - 10. ] to this Quarterly Report, respectively, and are incorporated herein by reference.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Declaration of Trust of Chatham Lodging Trust (1)

3.2	Articles Supplementary relating to Chatham Lodging Trust's election to be subject to the provisions of Section 3-803 of the MGCL(2)

3.3	Articles Supplementary relating to Chatham Lodging Trust's election to be subject to opt out of the provisions of Section 3-803 of the MGCL(3)

3.4	Second Amended and Restated Bylaws of Chatham Lodging Trust(4)
10.1	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.

10.2	Award Agreement, dated June 1, 2015, between Chatham Lodging Trust and Jeffrey Fisher (Outperformance Plan)

10.3	Award Agreement, dated June 1, 2015, between Chatham Lodging Trust and Dennis Craven (Outperformance Plan)

10.4	Award Agreement, dated June 1, 2015, between Chatham Lodging Trust and Peter Willis (Outperformance Plan)

10.5	Share Award Agreement, dated June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner

10.6	Employment Agreement of Jeremy Wegner, dated May 4, 2015(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2013.

(3)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2015.

(4)	Incorporated by reference to Exhibit 3.1 the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015.

(5)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	August 6, 2015	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)