Form 10-Q
period 2015-09-30
Chatham Lodging Trust
filed 2015-11-06
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34693

CHATHAM LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 200
West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2015
Common Shares of Beneficial Interest ($0.01 par value per share)	38,308,018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Investment in hotel properties, net	$1,265,038	$1,096,425
Cash and cash equivalents	16,057	15,077
Restricted cash	16,519	12,030
Investment in unconsolidated real estate entities	24,936	28,152
Hotel receivables (net of allowance for doubtful accounts of $89 and $71, respectively)	7,159	3,601
Deferred costs, net	7,166	7,514
Prepaid expenses and other assets	4,998	2,300
Total assets	$1,341,873	$1,165,099
Liabilities and Equity:
Mortgage debt	$543,167	$527,721
Revolving credit facility	60,000	22,500
Accounts payable and accrued expenses	26,642	20,042
Distributions and losses in excess of investments of unconsolidated real estate entities	1,420	—
Distributions payable	4,041	2,884
Total liabilities	635,270	573,147
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,307,129 and 34,173,691 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	379	339
Additional paid-in capital	719,322	599,318
Retained earnings (distributions in excess of retained earnings)	(17,183)	(11,120)
Total shareholders’ equity	702,518	588,537
Noncontrolling Interests:
Noncontrolling Interest in Operating Partnership	4,085	3,415
Total equity	706,603	591,952
Total liabilities and equity	$1,341,873	$1,165,099
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Room	$73,357	$57,482	$196,086	$135,417
Food and beverage	1,345	666	3,866	1,879
Other	2,599	2,098	6,804	5,727
Cost reimbursements from unconsolidated real estate entities	928	416	2,645	1,581
Total revenue	78,229	60,662	209,401	144,604
Expenses:
Hotel operating expenses:
Room	13,430	10,672	37,126	27,229
Food and beverage	1,042	487	2,862	1,386
Telephone	412	356	1,237	929
Other hotel operating	638	609	1,826	1,559
General and administrative	5,430	4,439	15,415	11,712
Franchise and marketing fees	6,092	4,694	16,146	11,088
Advertising and promotions	1,324	1,059	3,735	2,749
Utilities	2,733	2,148	7,159	5,250
Repairs and maintenance	2,887	2,363	8,564	6,419
Management fees	2,588	1,883	6,601	4,373
Insurance	288	273	874	706
Total hotel operating expenses	36,864	28,983	101,545	73,400
Depreciation and amortization	12,559	10,273	36,146	23,953
Property taxes, ground rent and insurance	4,349	3,254	12,688	8,712
General and administrative	2,792	2,718	8,375	7,403
Hotel property acquisition costs and other charges	623	335	1,406	7,376
Reimbursed costs from unconsolidated real estate entities	928	416	2,645	1,581
Total operating expenses	58,115	45,979	162,805	122,425
Operating income	20,114	14,683	46,596	22,179
Interest and other income	130	62	513	89
Interest expense, including amortization of deferred fees	(7,031)	(6,714)	(20,696)	(14,815)
Loss on early extinguishment of debt	—	—	—	(184)
Income (loss) from unconsolidated real estate entities	1,467	845	2,543	(1,471)
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	—	—	66,701
Income before income tax expense	14,680	8,876	28,956	72,499
Income tax expense	(274)	(44)	(299)	(85)
Net income	14,406	8,832	28,657	72,414
Net income attributable to noncontrolling interests	(91)	(132)	(181)	(240)
Net income attributable to common shareholders	$14,315	$8,700	$28,476	$72,174

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.37	$0.32	$0.75	$2.70
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.37	$0.31	$0.74	$2.67
Weighted average number of common shares outstanding:
Basic	38,212,028	27,370,815	37,818,340	26,697,483
Diluted	38,614,360	27,695,347	38,221,940	26,994,657
Distributions per common share:	$0.30	$0.24	$0.90	$0.69
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2014	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of shares, net of offering costs of $6,881	7,606,894	76	159,894	—	159,970	—	159,970
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	945	—	945	587	1,532
Dividends declared on common shares ($0.69 per share)	—	—	—	(18,993)	(18,993)	—	(18,993)
Distributions declared on LTIP units ($0.69 per unit)	—	—	—	—	—	(178)	(178)
Reallocation of noncontrolling interest	—	—	(530)	—	(530)	530	—
Net income	—	—	—	72,174	72,174	240	72,414
Balance, September 30, 2014	33,997,682	$337	$594,528	$2,389	$597,254	$3,346	$600,600
Balance, January 1, 2015	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $2,039	4,026,704	40	118,718	—	118,758	—	118,758
Issuance of restricted time-based shares	49,110	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	1,182	—	1,182	508	1,690
Dividends declared on common shares ($0.90 per share)	—	—	—	(34,539)	(34,539)	—	(34,539)
Distributions declared on LTIP units ($0.90 per unit)	—	—	—	—	—	(305)	(305)
Reallocation of noncontrolling interest	—	—	(286)	—	(286)	286	—
Net income	—	—	—	28,476	28,476	181	28,657
Balance, September 30, 2015	38,307,129	$379	$719,322	$(17,183)	$702,518	$4,085	$706,603
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,657	$72,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,002	23,862
Amortization of deferred franchise fees	144	91
Amortization of deferred financing fees included in interest expense	1,280	1,137
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	(66,701)
Loss on early extinguishment of debt	—	184
Share based compensation	2,102	1,840
(Income) loss from unconsolidated real estate entities	(2,543)	1,471
Changes in assets and liabilities:
Hotel receivables	(3,369)	(733)
Deferred costs	(580)	(472)
Prepaid expenses and other assets	(2,206)	(718)
Accounts payable and accrued expenses	5,201	5,159
Net cash provided by operating activities	64,688	37,534
Cash flows from investing activities:
Improvements and additions to hotel properties	(13,679)	(10,119)
Acquisition of hotel properties, net of cash acquired	(169,447)	(297,299)
Distributions from unconsolidated entities	7,179	922
Restricted cash	(2,734)	(10,696)
Net cash used in investing activities	(178,681)	(317,192)
Cash flows from financing activities:
Borrowings on revolving credit facility	65,000	162,000
Repayments on revolving credit facility	(27,500)	(212,000)
Payments on debt	(2,364)	(1,973)
Proceeds from the issuance of debt	—	286,000
Principal prepayment of mortgage debt	(4,760)	(32,186)
Payment of financing costs	(451)	(1,120)
Payment of offering costs	(2,039)	(6,790)
Proceeds from issuance of common shares	120,797	166,851
In-substance repurchase of vested common shares	(22)	(18)
Distributions-common shares/units	(33,688)	(18,271)
Net cash provided by financing activities	114,973	342,493
Net change in cash and cash equivalents	980	62,835
Cash and cash equivalents, beginning of period	15,077	4,221
Cash and cash equivalents, end of period	$16,057	$67,056
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,860	$12,502
Cash paid for income taxes	$126	$220
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
As of September 30, 2015, the Company had accrued distributions payable of $4,041. These distributions were paid on October 30, 2015, except for $182 related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of September 30, 2014, the Company had accrued distributions payable of $2,850. These distributions were paid on October 31, 2014, except for $109 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $412 and $309 is included in accounts payable and accrued expenses as of September 30, 2015 and 2014, respectively.
Accrued capital improvements of $1,704 and $150 are included in accounts payable and accrued expenses as of September 30, 2015 and 2014, respectively.
The Innkeepers JV transaction (see note 7) partially resulted in a non-cash transaction whereby the Company's previously held joint venture deficit interest in the four Silicon Valley Hotels of approximately $6.9 million was recorded as part of the Company's acquisition in the Silicon Valley Hotels and related net gain from remeasurement and sale of investment.
On September 17, 2015, the Company assumed the mortgage on the purchase of the Marina del Rey hotel for $22,600 (Note 4).

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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of September 30, 2015, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54. As of September 30, 2015, there was approximately $29,264 available for issuance under the ATM Plan.
In January 2014, the Company established a $25,000 dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of September 30, 2015, we had issued 3,787 shares under the DRSPP at a weighted average price of $26.11. As of September 30, 2015, there was approximately $24,901 available for issuance under the DRSPP.
On January 27, 2015, the Company completed a follow-on common share offering of 4,025,000 shares (including 525,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares) generating net proceeds to the Company of approximately $118,762. Proceeds from the January 2015 offering were used to pay down borrowings under the Company's senior secured revolving credit facility and to invest in additional hotel properties, including the acquisition of the Residence Inn San Diego Gaslamp on February 25, 2015.
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
As of September 30, 2015, the Company owned 38 hotels with an aggregate of 5,675 rooms located in 15 states and the District of Columbia. As of September 30, 2015, the Company also (i) owns a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,094 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), (ii) owns a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms, and (iii) owns a 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV, Inland JV and Torrance JV collectively as the ("JVs").
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

The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of September 30, 2015, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer and 45% owned by affiliates of NorthStar Asset Management Group, Inc, managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of September 30, 2015, all of the NewINK JV hotels were managed by IHM. As of September 30, 2015, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel is managed by Marriott.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments consisting of normal, recurring adjustments which are considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors, including the timing of the acquisition of hotels.
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

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. Supplemental to ASU 2015-03, on August 16, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that debt issuance costs attributable to line-of-credit arrangements can be presented as an asset and amortized ratably over the life of the revolving debt arrangement, regardless of whether there is an outstanding balance thereunder. This methodology is consistent with the Company’s historical treatment of such costs. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires an entity to recognize the adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. In addition, the adjustments must be disclosed by income statement line item either on the face of the income statement or in the footnotes as if the adjustment to the provisional amounts had been recorded as of the acquisition date. The amendment is effective prospectively for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard will have a significant impact on our consolidated financial statements.

4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price of the Residence Inn San Diego Gaslamp ("Gaslamp"), the Residence Inn Dedham ("Dedham"), the Residence Inn Ft. Lauderdale ("Ft. Lauderdale) and the Hilton Garden Inn Marina del Rey ("Marina del Rey") hotels based on the fair value on the date of the acquisition was (dollars in thousands):

	Gaslamp	Dedham	Ft. Lauderdale	Marina del Rey
Acquisition date	2/25/2015	7/17/2015	8/17/2015	9/17/2015
Number of Rooms	240	81	104	134
Land	$—	$4,230	9,200	—
Building and improvements	89,040	17,304	24,048	43,210
Furniture, fixtures and equipment	960	466	252	1,340
Cash	3	2	2	6
Restricted cash	—	—	—	1,755
Accounts receivable	81	47	32	30
Deferred costs, net	—	—	—	43
Prepaid expenses and other assets	278	3	40	217
Accounts payable and accrued expenses	(204)	(10)	(279)	(67)
Mortgage debt	—	—	—	(22,569)
Net assets acquired	$90,158	$22,042	$33,295	$23,965
Net assets acquired, net of cash	$90,155	$22,040	$33,293	$23,959

The Company incurred acquisition costs of $623 and $1,406, respectively, during the three and nine months ended September 30, 2015 and $335 and $7,376, respectively, during the three and nine months ended September 30, 2014.
The amount of revenue and operating income from the hotels acquired in 2015 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2015		September 30, 2015
	Revenue	Operating Income	Revenue	Operating Income

Residence Inn San Diego Gaslamp	$4,182	$2,356	$9,505	$5,568
Residence Inn Dedham, MA	991	604	991	604
Residence Inn Ft. Lauderdale, FL	521	104	521	104
Hilton Garden Inn Marina del Rey, CA	350	258	350	258

Total	$6,044	$3,322	$11,367	$6,534

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three and nine months ended September 30, 2015 and 2014 as if the acquisition of the hotels acquired in 2015 and 2014 had taken place on January 1, 2014 and 2013, respectively. Since the acquisition of the Cherry Creek hotel was not material, the pro forma numbers presented below do not include the operating results of the Cherry Creek hotel prior to the acquisition date. Supplemental pro forma earnings were adjusted to exclude $569 and $836, respectively, of acquisition costs incurred in the three and nine months ended September 30, 2015 and include these acquisition costs in 2014. Supplemental pro forma earnings were adjusted to exclude $18 and $4,802, respectively, of acquisition costs incurred in the three and nine months ended September 30, 2014. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014 and 2013, respectively, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Pro forma total revenue	$81,660	$76,026	$225,359	$208,797
Pro forma net income	$15,057	$11,011	$31,398	$19,174
Pro forma income per share:
Basic	$0.39	$0.32	$0.82	$0.56
Diluted	$0.39	$0.32	$0.81	$0.56
Weighted average Common Shares Outstanding
Basic	38,307,129	33,997,789	38,307,129	33,997,789
Diluted	38,709,461	34,322,321	38,710,729	34,294,963
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $89 and $71 as of September 30, 2015 and December 31, 2014, respectively.

6.    Investment in Hotel Properties
Investment in hotel properties as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$274,543	$261,108
Building and improvements	1,028,915	844,396
Furniture, fixtures and equipment	61,668	61,186
Renovations in progress	7,257	6,574
	1,372,383	1,173,264
Less: accumulated depreciation	(107,345)	(76,839)
Investment in hotel properties, net	$1,265,038	$1,096,425
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV for $1.7 million. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the three and nine months ended September 30, 2015 and 2014, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$140	$62	$185	$100
Total	$140	$62	$185	$100

Until June 9, 2014, the Company owned a 10.3% interest in the Innkeepers JV with Cerberus, which owned 51 hotels comprising an aggregate of 6,845 rooms. The Company accounted for this investment under the equity method. During the three and nine months ended September 30, 2015 and 2014, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$—	$—	$—	$411
Total	$—	$—	$—	$411
On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51 hotels owned by the Innkeepers JV to the NewINK JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV and its 47-hotel portfolio. The remaining four hotels that were part of the 51-hotel portfolio owned by the Innkeepers JV, each of which is a Residence Inn hotel located in Silicon Valley, CA (the "Silicon Valley Hotels"), were purchased by the Company. The Company accounts for its investment in the NewINK JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $19,701 and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47,000 (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $66,701 from the transaction. For tax purposes, the Company's gain resulting from this transaction will be rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels.  As of September 30, 2015, the Company’s share of partners’ capital in the NewINK JV is approximately $15,430 and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $16,850 (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the three and nine months ended September 30, 2015 and 2014, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$2,107	$411	$4,599	$411
Total	$2,107	$411	$4,599	$411

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns a 90.0% interest in the Inland JV and the Company owns a 10.0% interest. The Company accounts for this investment under the equity method. During the three and nine months ended September 30, 2015 and 2014, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash generated from other activities and excess cash	$1,000	$—	$2,395	$—
Total	$1,000	$—	$2,395	$—

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
The Company's investment in the Innkeepers JV is $0 at September 30, 2015 and December 31, 2014. The Company's investment in the NewINK JV, the Inland JV and Torrance JV are $(1,420), $24,230, and $706, respectively, at September 30, 2015 and $1,694, $25,676 and $782, respectively, at December 31, 2014. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the Innkeepers JV, NewINK JV and Inland JV (the Torrance JV is not material) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$135,092	$67,160	$374,760	$203,730
Total hotel operating expenses	75,612	37,994	215,999	114,352
Operating income	$59,480	$29,166	$158,761	$89,378
Net income (loss) from continuing operations	$12,447	$(6,104)	$19,560	$(17,073)
Loss on sale of hotels	$—	$—	$—	$(5)
Net income (loss)	$12,447	$(6,104)	$19,560	$(17,078)

Income (loss) allocable to the Company	$1,267	$627	$1,984	$(1,755)
Basis difference adjustment	150	185	450	185
Total income (loss) from unconsolidated real estate entities attributable to the Company	$1,417	$812	$2,434	$(1,570)

8.    Debt
The Company’s mortgage loans and its senior secured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	9/30/15 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2015	December 31, 2014
Senior Secured Revolving Credit Facility (1)	2.70%	November 5, 2016	$238,329	$60,000	$22,500
SpringHill Suites by Marriott Washington, PA (2)	5.84%	April 1, 2015	11,261	—	4,760
Courtyard by Marriott Altoona, PA	5.96%	April 1, 2016	10,244	6,010	6,172
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,762	14,582	14,832
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,999	29,685	30,062
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	32,393	16,955	17,174
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	32,106	23,229	23,534
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,561	19,213	19,475
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	37,260	23,368	23,657
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	71,415	47,080	47,580
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	41,879	34,000	34,000
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	87,180	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	95,505	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	68,923	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	52,565	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	37,211	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	44,496	22,570	—
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,712	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	28,236	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,305	18,300	18,300

Total			$1,014,342	$603,167	$550,221

(1)
Twelve properties in the borrowing base serve as collateral for borrowings under the senior secured revolving credit facility at September 30, 2015. The interest rate for the senior secured revolving credit facility is variable and based on LIBOR plus 2.5%.

(2)	On March 31, 2015, the Company paid off the SpringHill Suites by Marriott Washington, PA loan, due April 1, 2015.
At September 30, 2015 and December 31, 2014, the Company had $60,000 and $22,500, respectively, of outstanding borrowings under its senior secured revolving credit facility. At September 30, 2015, the maximum borrowing availability under the senior secured revolving credit facility was $175,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2015 and December 31, 2014 was $555,619 and $542,538, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its senior secured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2015 and December 31, 2014 was $59,995 and $22,498, respectively.

As of September 30, 2015, the Company was in compliance with all of its financial covenants. At September 30, 2015, the Company’s consolidated fixed charge coverage ratio was 3.29. The Company's minimum required consolidated fixed charge coverage ratio is 1.50. Future scheduled principal payments of debt obligations as of September 30, 2015, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2015 (remaining three months)	$866
2016	69,870
2017	4,302
2018	5,374
2019	7,340
Thereafter	515,415
Total	$603,167
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, that are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Federal	$212	$34	$228	$64
State	62	10	71	21
Tax expense	$274	$44	$299	$85
At September 30, 2015, TRS 1 had a net deferred tax asset associated with future tax deductions of $95. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the uncertainty of TRS 1's ability to fully utilize these deferred tax assets. If TRS 1 continues improving its operating results, the company may release the valuation allowance against its deferred tax asets. TRS 2 has a deferred tax asset of $0 as of September 30, 2015.

10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.30 per share and distributions on LTIP units of $0.30 per unit for the three months ended September 30, 2015 and common share dividends of $0.90 per share and distributions of LTIP units of $0.90 per unit for the nine months ended September 30, 2015. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/30/2015	2/27/2015	$0.10	$0.10
February	2/27/2015	3/27/2015	0.10	0.10
March	3/31/2015	4/24/2015	0.10	0.10
1st Quarter 2015			$0.30	$0.30

April	4/30/2015	5/29/2015	$0.10	$0.10
May	5/29/2015	6/26/2015	0.10	0.10
June	6/30/2015	7/31/2015	0.10	$0.10
2nd Quarter 2015			$0.30	$0.30

July	7/31/2015	8/28/2015	$0.10	$0.10
August	8/31/2015	9/25/2015	0.10	0.10
September	9/30/2015	10/30/2015	0.10	0.10
3rd Quarter 2015			$0.30	$0.30

Total 2015			$0.90	$0.90
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareholders	$14,315	$8,700	$28,476	$72,174
Dividends paid on unvested shares and units	(55)	(36)	(107)	(181)
Net income attributable to common shareholders	$14,260	$8,664	$28,369	$71,993
Denominator:
Weighted average number of common shares - basic	38,212,028	27,370,815	37,818,340	26,697,483
Effect of dilutive securities:
Unvested shares	402,332	324,532	403,600	297,174
Weighted average number of common shares - diluted	38,614,360	27,695,347	38,221,940	26,994,657
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.37	$0.32	$0.75	$2.70
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.37	$0.31	$0.74	$2.67

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and out-performance based units, for which dividends on unvested performance based shares and units are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2015 and 2014, the Company issued 14,113 and 16,542 common shares, respectively, to its independent trustees as compensation for services performed in 2014 and 2013. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the ten trading days immediately preceding the reporting date. The Company would have distributed 18,868 common shares for services performed in 2015 had this liability classified award been satisfied as of September 30, 2015. As of September 30, 2015, there were 2,013,791 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of September 30, 2015 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of September 30, 2015
2013 Time-based Awards	1/29/2013	40,829	27,222
2013 Performance-based Awards	5/17/2013	40,829	27,222
2014 Time-based Awards	1/31/2014	48,213	16,071
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	—
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	—
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

A summary of the Company’s restricted share awards for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2015		December 31, 2014
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	179,641	$14.92	158,035	$12.39
Granted	85,254	26.59	87,018	17.46
Vested	(94,415)	13.80	(65,412)	12.17
Non-vested at end of the period	170,480	$21.38	179,641	$14.92
As of September 30, 2015 and December 31, 2014, there were $2,543 and $1,458, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2015, these costs were expected to be recognized over a weighted–average period of approximately 2.0 years. For the three months ended September 30, 2015 and 2014, the Company recognized approximately $413 and $330, respectively, and for the nine months ended September 30, 2015 and 2014, the Company recognized approximately $1,182 and $945, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $197 and $196 in compensation expense related to the LTIP units for the three months ended September 30, 2015 and 2014, respectively, and $509 and $587 in compensation expense related to the LTIP units for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, there was $2,348 and $267, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 3.4 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these units have vested as of September 30, 2015. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of September 30, 2015, 100% of these units have vested. Accordingly, these LTIP units awarded in 2010 will be allocated their pro-rata share of the Company's net income.

On June 1, 2015, the Company granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Plan”). The awards granted pursuant to the Plan are subject to two separate performance measurements, with 60% of the award (the "Absolute Award") based solely on the Company's total shareholder return ("TSR") (the "Absolute TSR Component") and 40% of the award (the "Relative Award") measured by the Company's TSR (the "Relative TSR Component") relative to the other companies (the "Index Companies") that were constituents of the SNL US REIT Hotel Index (the "Index") during the entire measurement period. Under the Absolute TSR Component, 37.5% of the Absolute Award is earned if the Company achieves a 25% TSR over the measurement period. That percentage increases on a linear basis with the full Absolute Award being earned at a 50% TSR over the measurement period. For TSR performance below 25%, no portion of the Absolute Award will be earned. Under the Relative TSR Component, 37.5% of the Relative Award is earned if the Company is at the 50th percentile of the Index Companies at the end of the measurement period. That percentage increases on a linear basis with the full Relative Award earned if the Company is at the 75th percentile of the Index Companies at the end of the measurement period. If the Company is below the 50th percentile of the Index Companies at the end of the measurement period, no portion of the Relative Award will be earned. Compensation expense is based on an estimated value of $14.13 per Class A Performance LTIP unit, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. Awards earned under the Plan will vest 50% at the end of the three-year measurement period on June 1, 2018 and 25% each on the one-year and two-year anniversaries of the end of the three-year measurement period, or June 1, 2019 and 2020, respectively, and provided that the recipient remains employed by the Company through the vesting dates. In the event of a Change in Control (as defined in the executive officers’ employment agreements), Plan awards will be earned contingent upon the attainment of a pro rata TSR hurdle for the Absolute Award and achievement of the relative TSR percentile for the Relative Award based upon the in-place formula and using the Change of Control as the end of measurement period. Vesting continues to apply to awards earned upon a Change of Control, subject to full acceleration upon termination without cause or resignation for good reason within 18 months of the Change of Control. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.

13.    Commitments and Contingencies
Litigation
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  The class actions were filed on April 25, 2012 and February 27, 2013, and were subsequently consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action relates to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations, including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending the case vigorously. As of September 30, 2015, we have included $637 in accounts payable and accrued expenses, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.
Hotel Ground Rent
The Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $8 per month when monthly occupancy is less than 85% and can increase up to approximately $20 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
The Gaslamp hotel is subject to a ground lease with an expiration date of January 31, 2065 with an extension option of up to 3 additional terms of ten years each. Monthly payments are currently $40 per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.

New Rochelle Residence Inn is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Rent for 2015 is equal to approximately $31 per quarter.
The Marina del Rey hotel is subject to a ground lease with an expiration date of December 31, 2067. Minimum monthly payments are currently $43 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income received.
The Ft. Lauderdale hotel land is owned by the Company, however, an adjacent dock is subject to a renewable submerged land lease with an expiration date of April 1, 2016. The annual lease payment is $2.
The Company entered into a new corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by the related parties.
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, submerged, garages leases and office lease as of September 30, 2015, for the remainder of 2015 and for each of the next four calendar years and thereafter (in thousands):

	Ground Leases	Office Lease
	Amount
2015 (remaining three months)	$303	$20
2016	1,213	231
2017	1,215	745
2018	1,217	772
2019	1,220	792
Thereafter	71,994	5,262
Total	$77,162	$7,822
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

Terms of the Company's management agreements entered into during the three and nine months ended September 30, 2015 are as follows:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Ft. Lauderdale	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Management fees totaled approximately $2,588 and $1,883, respectively, for the three months ended September 30, 2015 and 2014, respectively and approximately $6,601 and $4,373, respectively, for the nine months ended September 30, 2015 and 2014.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements entered into during the three and nine months ended September 30, 2015 are as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Residence Inn San Diego Gaslamp	Marriott International, Inc	6.0%	2.5%	2035
Residence Inn Dedham	Marriott International, Inc	6.0%	2.5%	2030
Residence Inn Ft. Lauderdale	Marriott International, Inc	3% to 6%	2.5%	2045
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	3% to 5.5%	4.3%	2030
Franchise and marketing fees totaled approximately $6,092 and $4,694, respectively, for the three months ended September 30, 2015 and 2014 and approximately $16,146 and $11,088, respectively, for the nine months ended September 30, 2015 and 2014.
14.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of September 30, 2015, the Company had hotel management agreements with IHM to manage 36 of its wholly owned hotels. As of September 30, 2015, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the three months ended September 30, 2015 and 2014 were $2,512 and $1,790, respectively, and for the nine months ended September 30, 2015 and 2014 were $6,860 and $4,122, respectively. At September 30, 2015 and December 31, 2014, the amounts due to IHM were $838 and $558, respectively.
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

At September 30, 2015, our leverage ratio was 41.2% based on the ratio of our net debt (total debt outstanding less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. We have issued gross mortgage debt of $550,467 at an average rate of approximately 4.7%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.
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

Results of Operations
Industry Outlook
We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the lodging industry as GDP is currently forecasted to grow approximately 2.3% in the fourth quarter of 2015 and 2.6% in 2016, labor market conditions are expected to continue to improve and corporate profits and travel expenses are expected to continue to rise. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the sixth year of RevPAR growth in what many believe will be a longer cycle than those experienced in the past due to the fact that new room supply is forecast to grow only moderately. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw five consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR grew 6.7% and 8.2% during the nine months ended September 30, 2015 and 2014, respectively, compared to the same period in the respective prior years. Primary hotel franchisors Marriott and Hilton are projecting fourth quarter 2015 RevPAR growth in a range of 4% to 6% and full year 2016 RevPAR growth of 4% to 6%. We are currently projecting RevPAR at our hotels to grow 5.75% to 6.0% in 2015 with ADR comprising all of our RevPAR growth.
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014
Results of operations for the three months ended September 30, 2015 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV, Inland JV and the Torrance JV. We wholly owned 29 hotels at July 1, 2014 and owned a 10.3% joint venture interest in the NewINK JV and a 5.0% interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact we acquired nine hotels during or subsequent to the third quarter of 2014. We acquired one hotel in Glendale, CO on August 29, 2014, four hotels and our 10.0% interest in the Inland JV were acquired on November 17, 2014, one hotel in San Diego, CA was acquired on February 25, 2015, one hotel in Dedham, MA was acquired on July 17, 2015, one hotel in Ft. Lauderdale, FL was acquired on August 17, 2015 and one hotel in Marina del Rey, CA was acquired on September 17, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2015	September 30, 2014	% Change
Room	$73,357	$57,482	27.6%
Food and beverage	1,345	666	102.0%
Other	2,599	2,098	23.9%
Cost reimbursements from unconsolidated real estate entities	928	416	123.1%
Total revenue	$78,229	$60,662	29.0%
Total revenue was $78,229 for the quarter ended September 30, 2015, up $17,567 compared to total revenue of $60,662 for the corresponding 2014 period. Total revenue related to the nine hotels acquired during or subsequent to the third quarter of 2014 contributed $13,901 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.8% and 94.8% of total revenue for the quarters ended September 30, 2015 and 2014, respectively. Room revenue was $73,357 and $57,482 for the quarters ended September 30, 2015 and 2014, respectively, with $12,761 of the increase in 2015 attributable to the nine hotels acquired during or subsequent to the third quarter of 2014. For the 29 comparable hotels owned by us throughout both the 2015 and 2014 periods, room revenue was up $3,114, or 5.5%, driven primarily by RevPAR growth of 5.5%.
Food and beverage revenue was $1,345 and $666 for three months ended September 30, 2015 and 2014, respectively. The increase of $679 relates primarily to the Cherry Creek, Burlington and Gaslamp hotels, which were acquired during or subsequent to the third quarter of 2014.

Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2,599 and $2,098 for the quarters ended September 30, 2015 and 2014, respectively. The increase in other operating revenue is primarily related to the nine hotels acquired during or subsequent to the third quarter of 2014.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $928 and $416 for the three months ended September 30, 2015 and 2014, respectively. Costs increased due to an increase in the number of employees. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended September 30, 2015 and 2014 increased 5.9% and 9.2%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 5.3% and 10.5%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 38 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented.

	For the three months ended	For the three months ended
	September 30, 2015	September 30, 2014
Occupancy	87.5%	87.5%
ADR	$167.18	$158.65
RevPar	$146.23	$138.82
The RevPAR increase of 5.3% was primarily due to an increase in ADR of 5.4%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2015	September 30, 2014	% Change
Hotel operating expenses:
Room	$13,430	$10,672	25.8%
Food and beverage	1,042	487	114.0%
Telephone	412	356	15.7%
Other	638	609	4.8%
General and administrative	5,430	4,439	22.3%
Franchise and marketing fees	6,092	4,694	29.8%
Advertising and promotions	1,324	1,059	25.0%
Utilities	2,733	2,148	27.2%
Repairs and maintenance	2,887	2,363	22.2%
Management fees	2,588	1,883	37.4%
Insurance	288	273	5.5%
Total hotel operating expenses	$36,864	$28,983	27.2%

Hotel operating expenses increased $7,881 to $36,864 for the three months ended September 30, 2015 from $28,983 for the three months ended September 30, 2014. Total hotel operating expenses related to the nine hotels acquired during or subsequent to the third quarter of 2014 contributed $7,113 of the increase. For the 29 comparable hotels, total hotel operating expenses increased $768, or 2.7%.
Room expenses, which are the most significant component of hotel operating expenses, increased $2,758, or 25.8%, from $10,672 in 2014 to $13,430 in the third quarter of 2015. This compares to a 27.6% increase in room revenue over the same period in 2014 and a 25.0% increase in the number of rooms owned. The number of rooms for the quarter increased from 4,540 rooms in 2014 to 5,675 rooms in 2015 due to acquisitions. Total room expenses related to the nine hotels acquired during or subsequent to the third quarter of 2014 contributed $2,573 of the increase in room expenses. For the 29 comparable hotels, total room operating expenses increased $185, or 1.8%, for the third quarter of 2015. Expenses increased due to increased salary and benefits.
The remaining hotel operating expenses increased $5,123, from $18,311 in the third quarter of 2014 to $23,434 in the third quarter of 2015. The increase in remaining hotel operating expenses is mainly attributable to the nine hotels acquired during or subsequent to the third quarter of 2014, which contributed $4,541 of the increase, implying that the increase attributable to the comparable 29 hotels was $582, or 3.2%. Food and beverage expense increased due to the Cherry Creek, Burlington and Gaslamp hotels that were acquired during or subsequent to the third quarter of 2014, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $2,286 from $10,273 for the three months ended September 30, 2014 to $12,559 for the three months ended September 30, 2015. The increase is due to the nine hotels acquired during or subsequent to the third quarter of 2014, which contributed depreciation and amortization expense of $2,226. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $1,095 from $3,254 for the three months ended September 30, 2014 to $4,349 for the three months ended September 30, 2015. The nine hotels acquired during or subsequent to the third quarter of 2014 contributed $1,112 of the increase.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $747 and $628 for the three months ended September 30, 2015 and 2014, respectively) decreased $45 to $2,045 for the three months ended September 30, 2015 from $2,090 in the three months ended September 30, 2014.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges increased $288 from $335 for the three months ended September 30, 2014 to $623 for the three months ended September 30, 2015. Hotel property acquisition costs of $574 in the 2015 period related to our acquisitions of the Dedham, Ft. Lauderdale and Marina del Rey hotels. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $928 and $416 for the quarters ended September 30, 2015 and 2014, respectively. Reimbursement costs increased due to an increase in the number of employees. These reimbursement costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income increased $68 from $62 for the three months ended September 30, 2014 to $130 for the three months ended September 30, 2015. Of the $130 income for the three months ended September 30, 2015, $100 related to the restaurants leased to third parties at the Gaslamp hotel.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $317 from $6,714 for the three months ended September 30, 2014 to $7,031 for the three months ended September 30, 2015 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2015	September 30, 2014	% Change

Mortgage debt interest	$6,254	$5,720	9.3%
Credit facility interest and unused fees	354	606	(41.6)%
Amortization of deferred financing costs	423	388	9.0%
Total	$7,031	$6,714	4.7%

The increase in interest expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily due to interest expense of $2,956 on loans issued subsequent to the third quarter of 2014 having a total principal balance of $77,075, including the $16,225 and $19,950 loans on the Billerica and Carlsbad hotels, respectively, each issued on November 25, 2014, the $18,300 loan on the Houston Medical hotel issued on December 17, 2014 and the $22,600 loan on the Marina del Rey hotel. The increase in deferred financing costs relates to the new loans issued subsequent to the third quarter of 2014. Interest expense on the Company's senior secured revolving credit facility decreased due to decreased utilization in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities increased $622 from $845 for the three months ended September 30, 2014 to income of $1,467 for the three months ended September 30, 2015. The increase is due primarily to income on the Inland JV of $425, which was acquired by the Company subsequent to or during the third quarter of 2014 and income on the NewINK JV of $845, compared to $627 on the NewINK for the three months ended September 30, 2014.
Income Tax Expense
Income tax expense increased $230 from $44 for the three months ended September 30, 2014 to $274 for the three months ended September 30, 2015. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $14,406 for the three months ended September 30, 2015, compared to net income of $8,832 for the three months ended September 30, 2014. The change in net income was due to the factors discussed above.
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

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014
Results of operations for the nine months ended September 30, 2015 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV, Inland JV and the Torrance JV. We wholly owned 25 hotels at January 1, 2014 and owned a 10.3% joint venture interest in the Innkeepers JV and a 5.0% interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact that we acquired 13 hotels during or subsequent to the nine months ended September 30, 2014. We acquired four hotels in the Silicon Valley, CA area and our interest in the NewINK JV were acquired on June 9, 2014, one hotel in Glendale, CO was acquired on August 29, 2014, four hotels and our 10.0% interest in the Inland JV were acquired on November 17, 2014, one hotel in San Diego, CA was acquired on February 25, 2015, one hotel in Dedham, MA was acquired on July 17, 2015, one hotel in Ft. Lauderdale, FL was acquired on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014	% Change
Room	$196,086	$135,417	44.8%
Food and beverage	3,866	1,879	105.7%
Other	6,804	5,727	18.8%
Cost reimbursements from unconsolidated real estate entities	2,645	1,581	67.3%
Total revenue	$209,401	$144,604	44.8%
Total revenue was $209,401 for the nine months ended September 30, 2015, up $64,797 compared to total revenue of $144,604 for the 2014 period. Total revenue related to the 13 hotels acquired during or subsequent to the nine months ended September 30, 2014 contributed $58,320 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.6% and 93.6% of total revenue for the nine months ended September 30, 2015 and 2014, respectively. Room revenue was $196,086 and $135,417 for the nine months ended September 30, 2015 and 2014, respectively, with $55,284 of the increase in 2015 attributable to the 13 hotels acquired during or subsequent to the nine months ended September 30, 2014. For the 25 comparable hotels owned by us throughout both the 2015 and 2014 periods, room revenue was up $5,384, or 4.5%, driven primarily by RevPAR growth of 4.6%.
Food and beverage revenue was $3,866 and $1,879 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $1,987 relates primarily to the Cherry Creek, Burlington and San Diego hotels, which were acquired subsequent to the nine months ended September 30, 2014.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $6,804 and $5,727 for the nine months ended September 30, 2015 and 2014, respectively. The increase in other operating revenue is primarily related to the 13 hotels acquired during or subsequent to the nine months ended September 30, 2014.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $2,645 and $1,581 for the nine months ended September 30, 2015 and 2014, respectively. Costs increased due to an increase in the number of employees. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2015 and 2014 increased 6.7% and 8.2%, respectively, in the 2015 and 2014 periods as compared to the respective prior year periods. RevPAR at our wholly owned hotels increased 6.1% and 9.4%, respectively, in the 2015 and 2014 periods as compared to the respective prior year periods.

Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 38 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented.

	For the nine months ended	For the nine months ended
	September 30, 2015	September 30, 2014
Occupancy	83.2%	83.9%
ADR	$163.10	$152.40
RevPar	$135.65	$127.84
The RevPAR increase of 6.1% was due to an increase in ADR of 7.0% and a decrease in occupancy of 0.9%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2015	September 30, 2014	% Change
Hotel operating expenses:
Room	$37,126	$27,229	36.3%
Food and beverage	2,862	1,386	106.5%
Telephone	1,237	929	33.2%
Other	1,826	1,559	17.1%
General and administrative	15,415	11,712	31.6%
Franchise and marketing fees	16,146	11,088	45.6%
Advertising and promotions	3,735	2,749	35.9%
Utilities	7,159	5,250	36.4%
Repairs and maintenance	8,564	6,419	33.4%
Management fees	6,601	4,373	50.9%
Insurance	874	706	23.8%
Total hotel operating expenses	$101,545	$73,400	38.3%

Hotel operating expenses increased $28,145 to $101,545 for the nine months ended September 30, 2015 from $73,400 for the nine months ended September 30, 2014. Total hotel operating expenses related to the 13 hotels acquired during or subsequent to the nine months ended September 30, 2014 contributed $26,759 of the increase. For the 25 comparable hotels, total hotel operating expenses increased $1,386, or 2.1%.
Room expenses, which are the most significant component of hotel operating expenses, increased $9,897, or 36.3%, from $27,229 in nine months ended September 30, 2014 to $37,126 for the nine months ended September 30, 2015. This compares to a 44.8% increase in room revenue over the same period in 2014 and a 23.4% increase in the number of rooms owned. The number of rooms for the year increased from 4,540 rooms in 2014 to 5,675 rooms in 2015 due to acquisitions. Total room expenses related to the 13 hotels acquired during or subsequent to the nine months ended September 30, 2014 contributed $9,473 of the increase in room expenses. For the 25 comparable hotels, total room operating expenses increased $434, or 1.7%, for the nine months ended September 30, 2015. Expenses increased due to increased salary and benefits for housekeeping.
The remaining hotel operating expenses increased $18,248, from $46,171 for the nine months ended September 30, 2014 to $64,419 for the nine months ended September 30, 2015. The increase in remaining hotel operating expenses is mainly attributable to the 13 hotels acquired during or subsequent to the nine months ended September 30, 2014, which contributed $17,286 of the increase, while the increase attributable to the comparable 25 hotels was $962, or 2.1%. Food and beverage expense increased $1,476, $1,255 of the increase is due to the Cherry Creek, Burlington and San Diego hotels that were acquired after the nine months ended September 30, 2014, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $12,193 from $23,953 for the nine months ended September 30, 2014 to $36,146 million for the nine months ended September 30, 2015. The increase is due to the 13 hotels acquired during or subsequent to the nine months ended September 30, 2014, which contributed depreciation and amortization expense of $12,675. The offset of $482 is due to assets that were fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $3,976 from $8,712 for the nine months ended September 30, 2014 to $12,688 for the nine months ended September 30, 2015. The 13 hotels acquired during or subsequent to the nine months ended September 30, 2014 contributed $3,809 of the increase.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2,102 and $1,840 for the nine months ended September 30, 2015 and 2014, respectively) increased $710 to $6,273 for the nine months ended September 30, 2015 from $5,563 for the nine months ended September 30, 2014, with the increase primarily due to higher employee compensation and additional employees.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $5,970 from $7,376 for the nine months ended September 30, 2014 to $1,406 for the nine months ended September 30, 2015. Hotel property acquisition costs of $1,336 in the 2015 period related to our acquisitions during or subsequent to the nine months ended September 30, 2014, future acquisitions and litigation for a class action lawsuit in California. In the nine months ended September 30, 2014, the Company incurred other charges of $1,916 related to matters associated with the unsolicited offer from Blue Mountain Capital Management, matters related to its proxy settlement agreement with the HG Vora Group, $4,801 related to the purchase of the Silicon Valley Hotel Portfolio and $198 related to the purchase of the Cherry Creek Hotel. Acquisition-related costs are expensed when incurred.

Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $2,645 and $1,581 for the nine months ended September 30, 2015 and 2014, respectively. Reimbursement costs increased due to an increase in the number of employees. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $424 from $89 for the nine months ended September 30, 2014 to $513 for the nine months ended September 30, 2015. Of the $424 increase, $291 is related to the restaurants leased to third parties at the Gaslamp hotel and $150 is related to services provided to NorthStar.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $5,881 from $14,815 for the nine months ended September 30, 2014 to $20,696 for the nine months ended September 30, 2015 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2015	September 30, 2014	% Change

Mortgage debt interest	$18,667	$11,910	56.7%
Credit facility interest and unused fees	749	1,768	(57.6)%
Amortization of deferred financing costs	1,280	1,137	12.6%
Total	$20,696	$14,815	39.7%

The increase in interest expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to interest expense of $7,104 on loans issued during or subsequent to the first half of 2014 having a total principal balance of $329,075, including the four new loans having an aggregate principal balance of $222,000 on the four Silicon Valley hotels issued on June 9, 2014, the $30,000 loan on the Savannah hotel issued on July 2, 2014, the $16,225 and $19,950 loans on the Billerica and Carlsbad hotels, respectively, each issued on November 25, 2014, the $18,300 loan on the Houston Medical hotel issued on December 17, 2014, and the $22,600 loan on the Marina del Rey hotel offset by $72 on the Washington, PA loan paid off in March, 2015 and lower costs for the Garden Grove loan of $126 due to refinancing the loan at a lower rate. The increase in deferred financing costs relates to the new loans issued during or subsequent to the nine months ended September 30, 2014. Interest expense on the Company's senior secured revolving credit facility decreased due to lower obligations in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Income or (loss) from Unconsolidated Real Estate Entities
Income or (loss) from unconsolidated real estate entities increased $4,014 from a loss of $1,471 for the nine months ended September 30, 2014 to income of $2,543 for the nine months ended September 30, 2015. The increase is due primarily to the adjustment for the amortization of the basis difference of the carrying amount of investment in the Company's share of partners' capital of the NewINK JV (see Note 7) of $450, income on the Inland JV of $949, which was not owned until November 14, 2014 and income on the NewINK JV of $1,035, compared to a loss on the Innkeepers JV of $539 and a loss on the NewINK JV of $1,030 including the adjustment for the amortization of the basis difference of the carrying amount of the investment of $185 for the nine months ended September 30, 2014.

Gain on Sale from Unconsolidated Real Estate Entities
Gain on sale from unconsolidated real estate entities decreased $66,701 from 2014 to $0 in 2015. The decrease is due to the sale of Cerberus' 89.7% interest in 51 hotels in the Innkeepers JV in the nine months ended September 30, 2014, which generated a gain of $66,701 comprised of remeasurement of the Company's interest in the four Silicon Valley Hotels and a promote interest in the Innkeepers JV. The gain includes the Company's pro rata share of a promote interest.
Income Tax Expense
Income tax expense increased $214 from $85 for the nine months ended September 30, 2014 to $299 for the nine months ended September 30, 2015. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $28,657 for the nine months ended September 30, 2015, compared to net income of $72,414 for the nine months ended September 30, 2014. The change in net income was due to the factors discussed above.

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
The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Funds From Operations (“FFO”):
Net income	$14,406	$8,832	$28,657	$72,414
Noncontrolling interests	(91)	(132)	(181)	(240)
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	—	—	(66,701)
Loss on the sale of assets within the unconsolidated real estate entity	—	—	—	1
Depreciation	12,509	10,238	36,002	23,862
Adjustments for unconsolidated real estate entity items	1,877	1,038	5,543	3,472
FFO attributable to common shareholders	28,701	19,976	70,021	32,808
Hotel property acquisition costs and other charges	623	335	1,406	7,376
Loss on early extinguishment of debt	—	—	—	184
Adjustments for unconsolidated real estate entity items	2	(190)	95	2,031
Adjusted FFO attributable to common shareholders	$29,326	$20,121	$71,522	$42,399
Weighted average number of common shares
Basic	38,212,028	27,370,815	37,818,340	26,697,483
Diluted	38,614,360	27,695,347	38,221,940	26,994,657
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

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$14,406	$8,832	$28,657	$72,414
Interest expense	7,031	6,714	20,696	14,815
Income tax expense	274	44	299	85
Depreciation and amortization	12,559	10,273	36,146	23,953
Adjustments for unconsolidated real estate entity items	3,800	1,981	11,214	7,369
Noncontrolling interests	(91)	(132)	(181)	(240)
EBITDA	37,979	27,712	96,831	118,396
Hotel property acquisition costs and other charges	623	335	1,406	7,376
Loss on early extinguishment of debt	—	—	—	184
Adjustments for unconsolidated real estate entity items	4	(168)	126	2,130
Net gain from remeasurement and sale of investment in unconsolidated real estate entities	—	—	—	(66,701)
Loss on the sale of assets within the unconsolidated real estate entity	—	—	—	1
Share based compensation	748	627	2,102	1,840
Adjusted EBITDA	$39,354	$28,506	$100,465	$63,226
The following is a presentation of Hotel EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Total revenue	$78,229	$60,662	$209,401	$144,604
Less: Total hotel operating expenses	36,864	28,983	101,545	73,400
Less: Reimbursed costs from unconsolidated real estate entities	928	416	2,645	1,581
Gross operating income	40,437	31,263	105,211	69,623
Less: Property taxes, ground rent and insurance	4,349	3,254	12,688	8,712
Hotel EBITDA	$36,088	$28,009	$92,523	$60,911
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
As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $16,057 and $15,077, respectively. We are required to maintain at least a total of $10,000 of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $115,000 available under our $175,000 senior secured revolving credit facility as of September 30, 2015.
For the nine months ended September 30, 2015, net cash flows provided by operations were $64,688, driven by net income of $28,672, $36,985 of non-cash items, including $37,426 of depreciation and amortization and $2,102 of share-based compensation expense, offset by $2,543 related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $969. Net cash flows used in investing activities were $178,681, primarily related to the purchase of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Ft. Lauderdale and Hilton Garden Inn Marina del Rey hotels for $169,447, capital improvements on our 38 wholly owned hotels of $13,679 and $2,734 related to required escrow deposits of restricted cash, reduced by distributions of $7,179 from unconsolidated real estate entities. Net cash flows provided by financing activities were $114,973, comprised of $120,797 raised from our issuance of common shares in our January 2015 underwritten public offering and through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowings on our senior secured revolving credit facility of $37,500, principal payments or payoffs on mortgage debt of $7,124, payments of deferred financing and offering costs of $2,490, repurchase of vested common shares of $22 and distributions to shareholders of $33,688.

For the nine months ended September 30, 2014, net cash flows provided by operations were $37,534, driven by net income of $72,414 offset by $38,116 of non-cash items, including $25,090 of depreciation and amortization, $184 from the extinguishment of debt, $1,840 of share-based compensation expense and $1,471 related to the loss from unconsolidated entities, offset by a net gain from the sale of interests in unconsolidated real estate entities of $66,701. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $3,236. Net cash flows used in investing activities were $317,192, primarily related to the purchase of the four Silicon Valley hotels and the Cherry Creek hotel for $297,299, capital improvements on our 30 wholly owned hotels of $10,119, $10,696 related to the required escrow deposits of restricted cash, reduced by distributions of $922 from unconsolidated real estate entities. Net cash flows provided by financing activities were $342,493, comprised of proceeds from the issuance of refinanced and new mortgage loans of $286,000, $150,765 raised from our September 2014 follow-on common share offering, $16,086 raised from our At-the-Market Equity Offering ("ATM Plan"), net repayments on our senior secured revolving credit facility of $50,000, principal payments or payoffs on mortgage debt of $34,159, payments of deferred financing and offering costs of $7,910, distributions to shareholders of $18,271 and repurchases of vested common shares of $18.
In April 2014, we changed our monthly dividend and distribution from $0.07 to $0.08 per common share and LTIP unit. In January 2015, we changed the monthly dividend and distribution from $0.08 to $0.10 per common share and LTIP unit. We declared total dividends of $0.69 and $0.90 per common share and LTIP unit for the nine months ended September 30, 2014 and 2015, respectively.
Liquidity and Capital Resources

At September 30, 2015, our leverage ratio was 41.2% based on the ratio of our net debt (total debt outstanding less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At September 30, 2015, we have issued gross mortgage debt of $550,467 at an average rate of approximately 4.7%. Accordingly, our debt coverage ratios are currently in a favorable position and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior secured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At September 30, 2015 and December 31, 2014, we had $60,000 and $22,500, respectively, in outstanding borrowings under our senior secured revolving credit facility. At September 30, 2015, there were 12 properties in the borrowing base under the credit agreement and the maximum borrowing availability under the senior secured revolving credit facility was approximately $175,000. We also had mortgage debt on individual hotels aggregating $543,167 and $527,721 at September 30, 2015 and December 31, 2014, respectively.
The senior secured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2015. We expect to meet all financial covenants during the remainder of 2015 based upon our current projections.
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
Through our $25,000 DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of September 30, 2015, we issued 3,787 shares under the DRSPP at a weighted average price of $26.11. As of September 30, 2015, there was approximately $24,901 available for issuance under the DRSPP.

In January 2014, we also established our ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. For the nine months ended September 30, 2015, we did not issue any shares under the ATM Plan. Total shares issued under the ATM Plan are 880,820 at a weighted average price of $23.54 raising net proceeds after sales commissions and fees of approximately $20,736. As of September 30, 2015, there was approximately $29,264 available for issuance under the ATM Plan.
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
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. In January 2015, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.10 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the nine months ended September 30, 2015 were $0.90 per common share and LTIP unit.
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
For the three months ended September 30, 2015 and 2014, we invested approximately $4,630 and $2,101, respectively, and for the nine months ended September 30, 2015 and 2014, we invested approximately $15,198 and $9,799, respectively, on capital investments in our hotels. We expect to invest an additional $2,641 on capital improvements on our existing hotels for the remainder of 2015.
The Company is planning to develop and expand all four hotels that comprise the Silicon Valley Hotels to increase the aggregate room count by 36% to a total of 1,023 rooms. The 272-room expansion is expected to include a new lobby and public spaces in each location. The Company is currently moving forward with the 32-room expansion of the Residence Inn Mountain View.  We expect to commence the expansions of the two Sunnyvale Residence Inns in early 2016 and the San Mateo Residence Inn in mid-2016.  While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $70 million to $80 million.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at September 30, 2015, other than non-recourse debt associated with the NewINK JV, the Inland JV and the Torrance JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$7,822	$20	$976	$1,564	$5,262
Revolving credit facility, including interest (2)	62,460	606	61,854	—	—
Ground leases	77,162	303	2,428	2,437	71,994
Property loans, including interest (2)	729,109	7,327	64,020	61,690	596,072
Total	$876,553	$8,256	$129,278	$65,691	$673,328

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior secured revolving credit facility after September 30, 2015. Interest payments are based on the interest rate in effect as of September 30, 2015. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.
The Company’s ownership interests in the NewINK JV, the Inland JV and the Torrance JV are subject to change in the event that either NorthStar or Cerberus calls for additional capital contributions to the respective JVs, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV, the Inland JV and the Torrance JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. NorthStar and Cerberus may also approve certain actions by their respective JV or JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the respective JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
In connection with certain non-recourse mortgage loans in either the NewINK JV, the Inland JV or the Torrance JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.
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

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. Supplemental to ASU 2015-03, on August 16, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that debt issuance costs attributable to line-of-credit arrangements can be presented as an asset and amortized ratably over the life of the revolving debt arrangement, regardless of whether there is an outstanding balance thereunder. This methodology is consistent with the Company’s historical treatment of such costs. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires an entity to recognize the adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. In addition, the adjustments must be disclosed by income statement line item either on the face of the income statement or in the footnotes as if the adjustment to the provisional amounts had been recorded as of the acquisition date. The amendment is effective prospectively for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard will have a significant impact on our consolidated financial statements.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2015 and December 31, 2014 was $555,619 and $542,538, respectively.
At September 30, 2015, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2015 that are sensitive to changes in interest rates (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	60,000	$—	—	—	—	$60,000	$59,995
Average interest rate (1)	—	2.70%	—	—	—	—	2.70%
Fixed rate:
Debt	$866	$9,870	$4,302	$5,374	$7,340	$515,415	$543,167	$555,619
Average interest rate	4.83%	5.49%	4.76%	4.69%	4.68%	4.65%	4.67%

(1)	LIBOR of 0.20% plus a margin of 2.50% at September 30, 2015.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  Two class action lawsuits were filed on April 25, 2012 and February 27, 2013, respectively, and were subsequently consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action relates to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, the NewINK JV, the Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties and interest. We are defending the case vigorously. As of September 30, 2015, we have included $637 in accounts payable and other expenses, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.
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

CHATHAM LODGING TRUST

Dated:	November 5, 2015	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)