Form 10-K
period 2015-12-31
Chatham Lodging Trust
filed 2016-02-29
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The aggregate market value of the 38,306,743 common shares of beneficial interest held by non-affiliates of the registrant was $1,013,979,487.21 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2015.
The number of common shares of beneficial interest outstanding as of February 29, 2016 was 38,338,183.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 29, 2016) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," or similar expressions, whether in the negative or affirmative. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•our business and investment strategy;
•our forecasted operating results;
•completion of hotel acquisitions;
•our ability to obtain future financing arrangements;
•our expected leverage levels;
•our understanding of our competition;
•market and lodging industry trends and expectations;
•our investment in joint ventures;
•anticipated capital expenditures; and
•our ability to maintain our qualification as a REIT for federal income tax purposes.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time the forward-looking statements are made. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, prospects, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
the factors included in this report, including those set forth under the sections titled “Business,” Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports that we file with the United States Securities and Exchange Commission, or SEC, or in other documents that we publicly disseminate;

•	general volatility of the financial markets and the market price of our securities;

•	performance of the lodging industry in general;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	availability of and our ability to attract and retain qualified personnel;

•	our leverage levels;

•	our capital expenditures;

•	changes in our industry and the markets in which we operate, interest rates or the general U.S. or international economy;

•	our ability to maintain our qualification as a REIT for federal income tax purposes; and

•	the degree and nature of our competition.
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

PART I
Item 1. Business

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. We elected to be taxed as a real estate investment trust for federal income tax purposes (a "REIT") commencing with our 2010 taxable year. The Company is internally-managed and was organized to invest primarily in upscale extended-stay and premium-branded select-service hotels.
We had no operations prior to the consummation of our initial public offering ("IPO") in April 2010. The net proceeds from our share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership ("common units"). Certain of the employees of the Company hold vested and unvested long-term incentive plan units in the Operating Partnership ("LTIP Units"), which are presented as non-controlling interests on our consolidated balance sheets.
From its inception through December 31, 2015, the Company has completed the following offerings of its common shares of beneficial interest, $0.01 par value per share ("common shares"):

Type of Offering (1)	Date	Shares Issued	Price per Share	Gross Proceeds (in thousands)	Net Proceeds (in thousands)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500	$158,700
Private placement offering (1)	4/21/2010	500,000	20.00	10,000	10,000
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000	60,300
Over-allotment option	2/8/2011	600,000	16.00	9,600	9,100
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400	48,400
Over-allotment option	1/31/2013	92,677	14.70	1,400	1,300
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600	70,000
Over-allotment option	6/28/2013	475,823	16.35	7,800	7,400
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600	56,700
Over-allotment option	10/11/2013	487,500	18.35	8,900	8,500
Follow-on common share offering	9/24/2014	6,000,000	21.85	131,100	125,600
Over-allotment option	9/24/2014	900,000	21.85	19,700	18,900
Follow-on common share offering	1/27/2015	3,500,000	30.00	105,000	103,300
Over-allotment option	1/27/2015	525,000	30.00	15,750	15,500
		36,956,000		$730,350	$693,700
(1) Excludes any shares issued pursuant to the Company's ATM Plan or DRSPP (each as defined below).

(2) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer ("Mr. Fisher") in a private placement concurrent with the closing of its IPO.

In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2015 and 2014, respectively, we had issued 5,595 and 2,083 shares under the DRSPP at a weighted average price of $25.00 and $24.38 per share, respectively. As of December 31, 2015, there were common shares having a maximum aggregate sales price of approximately $24.9 million available for issuance under the DRSPP.

In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of December 31, 2015 and 2014, respectively, we had issued 880,820 and 880,820 shares under the ATM Plan at a weighted average price of $23.54 per share in addition to the offerings discussed above. As of December 31, 2015, there were common shares having a maximum aggregate sales price of approximately $29.3 million available for issuance under the ATM Plan.
As of December 31, 2015, the Company owned 38 hotels with an aggregate of 5,678 rooms located in 15 states and the District of Columbia. As of December 31, 2015, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 to acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JV's", which refers collectively to, for the period prior to December 31, 2015, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) owns its 10% interest in 48 of the Inland JV hotels and (iii) owned its 5% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are and the Torrance JV hotel was leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2015, Island Hospitality Management Inc. (“IHM”), which was 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of December 31, 2015, all of the NewINK JV hotels were managed by IHM. As of December 31, 2015, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

As of December 31, 2015, our wholly owned hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (fifteen hotels) and Homewood Suites by Hilton® brand (nine hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (four hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (two hotels) and the Hyatt Place® brand (two hotels).

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

We also invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn®, Hampton Inn and Suites by Hilton®, Hyatt Place®, Hilton Garden Inn by Hilton® and SpringHill Suites by Marriott®. The service and amenity offerings of these hotels typically include complimentary breakfast or a smaller for pay dining option, high-speed internet access, local calls, in-room movie channels, and daily linen and room cleaning service.

The following sets forth certain information with respect to our 38 wholly-owned hotels at December 31, 2015:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	$6.0 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	—
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	134	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$14.5 million
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	IHM	11/3/2010	2008	145	$32.0 million	$220,690	$20.0 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$34.0 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$29.6 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$16.9 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$23.1 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$19.1 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$23.3 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$46.9 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	112	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	194	$32.0 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	179	$33.0 million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0 million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0 million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5 million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	134	$45.05 million	$336,194	$22.5 million

Total					5.678	$1,314.4 million	$231,489	$542.3 million

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

•
Flexible selection of hotel management companies:  We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., that currently manages 36 of our wholly owned hotels, all of the hotels owned by the NewINK JV and 34 hotels owned by the Inland JV. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. Our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. At December 31, 2015, our leverage ratio was approximately 41 percent, which decreased from 44 percent at December 31, 2014. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

When purchasing hotel properties, we may issue common units in our Operating Partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA") to the extent that such properties are "public accommodations" as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in which we own interests (including the properties owned by the JV's) substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of these properties to determine compliance, and one or more properties may not be fully compliant with the ADA.

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA took effect. The new guidelines caused us to renovate some of our hotel properties and to incur costs to become fully compliant.

If we or any of our joint ventures are required to make substantial modifications to our wholly owned or joint venture hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders could be adversely affected. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

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
Hotel Management Agreements
The management agreements with Concord have an initial ten-year term that expire on February 28, 2017 and will renew automatically for successive one-year terms unless terminated by the TRS Lessee or the manager by written notice to the other party no later than 90 days prior to the then current term’s expiration date. The management agreements may be terminated for cause, including the failure of the managed hotel to meet specified operating performance levels. If the Company were to terminate the management agreements during the first nine years of the term, other than for breach or default by the manager, the Company would be responsible for paying termination fees to the manager. Base management fees under the management agreements with Concord are calculated as a percentage of the hotel's gross room revenue.
The management agreements with IHM have an initial term of five years and will automatically renew for two successive five-year periods unless IHM provides written notice no later than 90 days prior to the then current term's expiration date of their intent not to renew. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Base management fees are calculated as a percentage of the hotel's gross room revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

Terms of our management agreements for our 38 wholly owned hotels are as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	Concord	4.0%	$1,211	$—	—
Springhill Suites Washington	Concord	4.0%	991	—	—
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	—	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	—	1.0%
Residence Inn Garden Grove	IHM	2.5%	1,000	—	1.0%
Residence Inn Mission Valley	IHM	2.5%	1,000	—	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	2.5%	1,000	—	1.0%
Residence Inn Washington DC	IHM	2.5%	1,000	—	1.0%
Residence Inn Tysons Corner	IHM	2.5%	1,000	—	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $8.7 million, $6.1 million and $3.8 million, respectively, for the years ended December 31, 2015, 2014 and 2013. Incentive management fees paid to IHM for the years ended December 31, 2015, 2014 and 2013 were $0.3 million, $0.2 million and $0.1 million, respectively. There have been no incentive management fees paid to Concord.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements for its 38 wholly owned hotels as of December 31, 2015 are as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	Promus Hotels, Inc.	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	5.0%	4.0%	2020
Courtyard Altoona	Marriott International, Inc.	5.5%	2.0%	2030
Springhill Suites Washington	Marriott International, Inc.	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Residence Inn Mission Valley	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2028
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
Springhill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	3% to 5%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Courtyard West University Houston	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn West University Houston	Marriott International, Inc.	6.0%	2.0%	2024
Hilton Garden Inn Burlington	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	3% to 5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	3% to 6.0%	2.5%	2045
Franchise and marketing/program fees totaled approximately $21.2 million, $15.1 million $9.4 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

Ground Leases
The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $8,000 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 with extension options of up to 3 additional terms of ten years each. Monthly payments are currently $40,000 per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle hotel, is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2015 under these leases amounted to approximately $31,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently $43,000 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
The Residence Inn Il Lugano hotel land is owned by the Company and is the lessee to an adjacent dock subject to a renewable submerged land lease with an expiration of April 1, 2016. Renewal of the lease is at the sole option of the lessor. In the event the Company is in full compliance with the terms of the lease, the lessor is required to begin the renewal process. The annual lease payment is $2,000.
The Company entered into a new corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has an option to renew the lease for up to two successive terms of five years each. The Company shares the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by the related parties.
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, submerged land and garage leases and office lease as of December 31, 2015 and for each of the next four calendar years and thereafter (dollars in thousands):

	Other Leases(1)	Office Lease
	Amount
2016	$1,213	$231
2017	1,215	745
2018	1,217	772
2019	1,220	792
2020	1,267	812
Thereafter	70,727	4,995
Total	$76,859	$8,347

(1) Includes minimum future payments due under ground, air rights, submerged land and garage leases.

Employees

As of February 29, 2016, we had 47 employees, 39 of which are shared with or allocated to the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees is represented by a collective bargaining agreement, however, certain employees of IHM are represented under a collective bargaining agreement.

Available Information

Our Internet website is www.chathamlodgingtrust.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our website includes corporate governance information, including the charters for committees of our Board of Trustees, our Corporate Governance Guidelines, Conflict of Interest Policy and our Code of Business Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Chatham Lodging Trust, 222 Lakeview Avenue, Suite 200, West Palm Beach, FL 33401. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

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

In order for us to qualify as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our chief executive officer, controls IHM, a hotel management company that manages 36 of our hotels, all of the 47 hotels owned by the NewINK JV, and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire in the future. See "There are conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

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

The management of the hotels in our portfolio is currently concentrated in one hotel management company.

As of December 31, 2015, IHM managed 36 of our 38 wholly owned hotels, as well as all of the 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV. As a result, a substantial portion of our revenues is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM’s business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate our hotel properties.

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

Our franchisors periodically inspect our hotels to confirm adherence to the franchisors' operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. We rely on our hotel managers to conform to operational standards. In addition, when the term of a franchise license expires, the franchisor has no obligation to issue a new franchise license. The loss of a franchise license could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise license or adverse developments with respect to a franchise brand under which our hotels operate could also have a material adverse effect on our financial condition, results of operations and cash available for distribution to shareholders.
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

Among the factors which could adversely affect our results of operations and distributions to shareholders are reductions in hotel revenues; increases in operating expenses at the hotels leased to our TRS Lessees; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; cash demands from the joint ventures and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels, and unknown liabilities, such as environmental claims. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at hotels and could directly affect us negatively by:

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

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our debt coverage ratios currently are favorable and, as a result, we are comfortable at this leverage ratio and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring additional debt could subject us to many risks, including the risks that:

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

If we do not have sufficient funds to repay our outstanding debt at maturity or before maturity in the event we breach our debt agreements and our lenders exercise their right to accelerate repayment, we may be required to refinance the debt through additional debt or additional equity financings. Covenants applicable to our existing and future debt could impair our planned investment strategy and, if violated, result in a default. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. We have placed mortgages on certain of our hotel properties, have assumed mortgages on other hotels we acquired and may place additional mortgages on certain of our hotels to secure other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our hotel properties that are pledged to secure our obligations to foreclosure.

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

We may obtain in the future one or more forms of interest rate protection, such as swap agreements, interest rate cap contracts or similar agreements, to hedge against the possible negative effects of interest rate fluctuations. However, such hedging implies costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations thereunder. Furthermore, any such hedging agreements would subject us to the risk of incurring significant non-cash losses on our hedges due to declines in interest rates if our hedges were not considered effective under applicable accounting standards.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

We are co-investors with NorthStar in each of the NewINK JV and Inland JV, which own 47 and 48 hotels, respectively, and we may invest in additional joint ventures in the future. We may not be in a position to exercise sole decision-making authority regarding the properties owned through the JVs or other joint ventures that we may invest in. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners.

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
The Company’s ownership interests in the JVs are subject to change in the event that we or NorthStar calls for additional capital contributions to a JV that is necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. NorthStar may also approve certain actions by the JVs in which it participates without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and the removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.

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

Our Chief Executive Officer, Mr. Fisher, owned 51% and affiliates of NorthStar Asset Management Group, Inc. owned 45% of IHM, a hotel management company that manages 36 of our wholly owned hotels, all of the 47 hotels owned by the NewINK JV and 34 of the hotels owned by the Inland JV all as of December 31, 2015, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

Our ability to make distributions to our shareholders may be affected by various operating risks common in the lodging industry.

Hotel properties are subject to various operating risks common to the hotel industry, many of which are beyond our control, including:

•	competition from other hotel properties in the markets in which we and our joint ventures operate, some of which may have greater marketing and financial resources;

•	an over-supply or over-building of hotel properties in the markets in which we and our joint ventures operate, which could adversely affect occupancy rates and revenues;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses and factors affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	necessity for periodic capital reinvestment to repair and upgrade hotel properties;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, SARS and Zika virus, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, wildfires and flooding;

•	disruptions to the operations of our hotels caused by organized labor activities, including strikes, work stoppages or slow downs;

•	adverse effects of a downturn in the economy or in the hotel industry; and

•	risk generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

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

The upscale extended-stay and mid-price segments of the hotel business are highly competitive. Our hotels and those of our JVs compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. Competitors may have substantially greater marketing and financial resources than our operators or us. New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to our shareholders.

The seasonality of the hotel industry may cause fluctuations in our quarterly revenues that cause us to borrow money to fund distributions to our shareholders.

Certain hotel properties we own or acquire in the future (wholly or through joint ventures) have business that is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in revenues. Quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in order to offset these fluctuations in revenue and to make distributions to our shareholders.

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

Our entire business is related to the hotel industry. Therefore, a downturn in the hotel industry, in general, will have a material adverse effect on our revenues, net operating profits and cash available for distribution to our shareholders.

The ongoing need for capital expenditures at our hotel properties may adversely affect our business, financial condition and results of operations and limit our ability to make distributions to our shareholders.

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

The costs of all these capital improvements could adversely affect our business, financial condition, results of operations and cash available for distribution to our shareholders.

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

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, financial condition and results of operations and our ability to finance our business, to insure our properties and to make distributions to our shareholders.

We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities, which, if significant, could adversely affect our business.

We may assume existing liabilities in connection with the acquisition of hotel properties, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with the seller of a particular hotel property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, they could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our shareholders.

We maintain comprehensive insurance on each of our hotel properties, including liability, terrorism, fire and extended coverage, of the type and amount customarily obtained for or by hotel property owners. There can be no assurance that such coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods and losses from foreign terrorist activities such as those on September 11, 2001 or losses from domestic terrorist activities such as the Oklahoma City bombing, may not be insurable or may not be insurable on reasonable economic terms. Lenders may require such insurance and failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

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

Under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our or our joint venture's ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on our return from such investment. Moreover, the presence of such substance or the failure to properly mediate such substances could adversely affect our operation results and our ability to make distributions to our shareholders.

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

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest prior to our investment, such surveys are limited in scope. As a result, there can be no assurance that a Phase I environmental survey will uncover any or all hazardous or toxic substances on a property prior to our investment in that property. We cannot assure you:

•	that are no existing liabilities related to our properties of which we are not aware;

•	that future laws, ordinances or regulations will not impose material environmental liability; or

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, wildfires, tornadoes, hurricanes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.

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

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our shareholders.

Increases in our property taxes would adversely affect our ability to make distributions to our shareholders.

Hotel properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. In particular, our property taxes could increase following our hotel purchases as the acquired hotels are reassessed. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our shareholders could be materially and adversely affected.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, including, but not limited to, the adoption of a classified board. In November 2013, our Board of Trustees opted in to Subtitle 8 and adopted a classified board structure in order to protect shareholders value in the wake of what our Board considered to be an unsolicited and inadequate proposal to acquire us. Although our Board subsequently took action in April 2015 to opt back out of the provisions of Subtitle 8 and declassified our Board of Trustees, there can be no assurance that we will not opt back in to Subtitle 8 again in the future. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% for taxable years ending after December 31, 2017) of the value of a REIT's gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% (or 20% for taxable years ending after December 31, 2017) of the value of our total gross assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%) limitations discussed above or to avoid application of the 100% excise tax discussed above.

If our leases with our TRS Lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS Lessees, which should constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for federal income tax purposes, but there can be no assurance that the Internal Revenue Service ("IRS") will agree with this characterization, not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify for REIT status.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our gross assets (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of "public offered REITs" that is not secured by real property, and no more than 25% (or 20% for taxable years beginning after December 31, 2017 of the value of our total gross assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Our senior unsecured revolving credit facility may limit our ability to pay dividends on common shares.

Under our senior unsecured revolving credit facility, our distributions may not exceed the greater of (i) 95% of adjusted funds from operations (as defined in our senior unsecured revolving credit facility) for the preceding four-quarter period or (ii) the amount required for us to qualify and maintain our status as a REIT. As a result, if we do not generate sufficient adjusted funds from operations during the four quarters preceding any common share dividend payment date, we would not be able to pay dividends to our common shareholders consistent with our past practice without causing a default under our senior unsecured revolving credit facility. In the event of a default under our senior unsecured revolving credit facility, we would be unable to borrow under our senior unsecured revolving credit facility and any amounts we have borrowed thereunder could become due and payable.

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

We also may issue from time to time additional common shares or common units in our Operating Partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 3,000,000 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain operating information for our 38 wholly owned hotels as of December 31, 2015:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	$6.0 million
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	—
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	134	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$14.5 million
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	IHM	11/3/2010	2008	145	$32.0 million	$220,690	$20.0 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$34.0 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$29.6 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$16.9 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$23.1 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$19.1 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$23.3 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$46.9 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	112	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	194	$32.0 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	179	$33.0 million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0 million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0 million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5 million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	134	$45.05 million	$336,194	$22.51 million

Total					5,678	$1,314.4 million	$231,489	$542.3 million

We lease our headquarters at 222 Lakeview Avenue, Suite 200, West Palm Beach, FL 33401. The lease for our headquarters has an initial term that expires in 2026 and the Company has an option to renew the lease for up to two successive terms of five years each. The Courtyard Altoona hotel is subject to a ground lease with an expiration of April 30, 2029. The Company has an option of up to 12 additional terms of five years each. In connection with the Residence Inn New Rochelle hotel, there are an air rights lease and garage lease that each expire on December 1, 2104. The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065. The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. The Residence Inn Il Lugano hotel is subject to a submerged land lease with an expiration of April 1, 2016. Renewal of the submerged land lease is at the sole option of the lessor. In the event the Company is in full compliance with the terms of the submerged land lease, the lessor is required to begin the renewal process.

Item 3. Legal Proceedings

Dollar amounts presented in this Item 1 are in thousands, except per share data.

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  Two class action lawsuits were filed on April 25, 2012 and February 27, 2013, respectively, and were subsequently consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action relates to fifteen hotels operated by IHM in the state of CA and owned by affiliates of the Company, the NewINK JV, the Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending our case vigorously. As of December 31, 2015, included in accounts payable and expenses is $171, which represents an estimate of our exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT". The closing price of our common shares on the NYSE on December 31, 2015 was $20.48 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share reported on the NYSE as traded and the cash dividends declared per share:

2015

	High	Low	Dividends
First quarter	$31.60	$28.02	$0.30
Second quarter	29.86	26.47	0.30
Third quarter	28.69	21.09	0.30
Fourth Quarter	24.28	20.40	0.38(1)

2014

	High	Low	Dividends
First quarter	$21.30	$19.85	$0.21
Second quarter	22.95	20.21	0.24
Third quarter	23.41	21.08	0.24
Fourth Quarter	29.61	22.75	0.24

(1) Includes a special dividend payment of $0.08 per share that was authorized by our Board of Trustees on December 31, 2015 and paid on January 29, 2016 to shareholders of record on January 15, 2016.

The Company's Board of Trustees has authorized a monthly dividend payment of $0.10 per share for each month in the first quarter of 2016. The January 2016 monthly dividend was paid on February 26, 2016 to shareholders of record on January 29, 2016.

Shareholder Information

On January 31, 2016, there were 104 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

	Value of initial investment at December 31, 2010	Value of initial investment at December 31, 2011	Value of initial investment at December 31, 2012	Value of initial investment at December 31, 2013	Value of initial investment at December 31, 2014	Value of initial investment at December 31, 2015
Chatham Lodging Trust	$100.00	$66.11	$99.66	$138.79	$204.78	$151.73
Russell 2000 Index	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
FTSE NAREIT All Equity REIT Index	$100.00	$107.28	$128.89	$133.02	$169.14	$173.01
FTSE NAREIT Lodging/Resorts Index	$100.00	$85.69	$96.43	$122.64	$162.50	$122.82

The above graph provides a comparison of the cumulative total return on our common shares from December 31, 2010 to the NYSE closing price per share on December 31, 2015 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2010 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values include any dividends paid during the period.

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our shareholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains; plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; minus

•	Any excess non-cash income (as defined in the Code).

The following table sets forth information regarding the declaration, payment and income tax characterization of regular distributions by the Company on its common shares for the years ended December 31, 2015 and 2014, respectively:

2015

Month to which distribution relates	Record Date	Payment Date	Common Share Distribution amount	Ordinary Income	Capital Gain
January	1/30/2015	2/27/2015	$0.10	$0.094	$0.006
February	2/27/2015	3/27/2015	0.10	0.094	0.006
March	3/31/2015	4/24/2015	0.10	0.094	0.006
April	4/30/2015	5/29/2015	0.10	0.094	0.006
May	5/29/2015	6/26/2015	0.10	0.094	0.006
June	6/30/2015	7/31/2015	0.10	0.094	0.006
July	7/31/2015	8/28/2015	0.10	0.094	0.006
August	8/31/2015	9/25/2015	0.10	0.094	0.006
September	9/30/2015	10/30/2015	0.10	0.094	0.006
October	10/30/2015	11/27/2015	0.10	0.094	0.006
November	11/30/2015	12/28/2015	0.10	0.094	0.006
December	12/31/2015	1/29/2016	0.10	0.094	0.006
			$1.20	$1.128	$0.072

2014

Month to which distribution relates	Record Date	Payment Date	Common Share Distribution amount	Ordinary Income	Capital Gain
January	1/31/2014	2/28/2014	$0.07	$0.069	$0.001
February	2/28/2014	3/28/2014	0.07	0.069	0.001
March	3/31/2014	4/25/2014	0.07	0.069	0.001
April	4/30/2014	5/30/2014	0.08	0.078	0.002
May	5/30/2014	6/27/2014	0.08	0.078	0.002
June	6/30/2014	7/25/2014	0.08	0.078	0.002
July	7/31/2014	8/29/2014	0.08	0.078	0.002
August	8/29/2014	9/26/2014	0.08	0.078	0.002
September	9/30/2014	10/31/2014	0.08	0.078	0.002
October	10/31/2014	11/28/2014	0.08	0.078	0.002
November	11/28/2014	12/26/2014	0.08	0.078	0.002
December	12/31/2014	1/30/2015	0.08	0.078	0.002
			$0.93	$0.909	$0.021

A special dividend payment of $0.08 per share was authorized by the Board of Trustees, declared on December 31, 2015 and paid on January 29, 2016 to shareholders of record on January 15, 2016. This special dividend will be taxable to shareholders in 2016 and is not included in the table above for 2015.

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2015, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	2,013,791
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,013,791
¹ Our Equity Incentive Plan was approved by our company's sole trustee and our company's sole shareholder prior to completion of our IPO. The plan was amended and restated as of May 17, 2013 by our Board of Trustees to increase the maximum number of shares available under the plan to 3,000,000 shares. The amended and restated plan was approved by our shareholders at our 2013 annual meeting of shareholders.
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were 763 and 867 common shares forfeited in the years ended December 31, 2015 and 2014, respectively, related to such repurchases.

Item 6. Selected Financial Data

The following tables present selected historical financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected historical financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes thereto, both included in this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$276,950	$197,216	$126,228	$100,464	$73,096

Hotel operating expenses	136,994	100,961	68,596	55,030	42,167
Depreciation and amortization	48,981	34,710	18,249	14,273	11,971
Property taxes, ground rent and insurance	18,581	12,624	8,915	7,088	5,321
General and administrative	11,677	9,852	8,131	7,565	5,802
Hotel property acquisition costs and other charges	1,451	10,381	3,341	236	7,706
Reimbursed costs from unconsolidated real estate entities	3,743	1,992	1,635	1,622	—
Total operating expenses	221,427	170,520	108,867	85,814	72,967
Operating income	55,523	26,696	17,361	14,650	129
Interest and other income	264	108	132	55	22
Interest expense, including amortization of deferred fees	(27,924)	(21,354)	(11,580)	(14,641)	(8,190)
Loss on early extinguishment of debt	(412)	(184)	(933)	—	—
Income (loss) from unconsolidated real estate entities	2,411	(3,830)	(1,874)	(1,439)	(997)
Net gain from remeasurement and sales of investment in unconsolidated real estate entities	3,576	65,750	—	—	—
Income before income tax expense	33,438	67,186	3,106	(1,375)	(9,036)
Income tax expense	(260)	(105)	(124)	(75)	(69)
Net income (loss)	$33,178	$67,081	$2,982	$(1,450)	$(9,105)
Net income attributable to non-controlling interest	(212)	(208)	—	—	—
Net income (loss) attributable to common shareholders	$32,966	$66,873	$2,982	$(1,450)	$(9,105)

Income (loss) per Common Share - Basic:
Net income (loss) attributable to common shareholders	$0.87	$2.32	$0.13	$(0.12)	$(0.69)
Income (loss) per Common Share - Diluted:
Net income (loss) attributable to common shareholders	$0.86	$2.30	$0.13	$(0.12)	$(0.69)
Weighted average number of common shares outstanding:
Basic	37,917,871	28,531,094	21,035,892	13,811,691	13,280,149
Diluted	38,322,285	28,846,724	21,283,831	13,811,691	13,280,149

Other Data:
Net cash provided by operating activities	81,842	49,306	31,571	14,885	8,946
Net cash used in investing activities	(182,363)	(452,988)	(235,190)	(13,036)	(112,523)
Net cash provided by financing activities	106,480	414,538	203,344	(2,033)	103,489
Cash dividends declared per common share	1.28	0.93	0.84	0.78	0.70

	As of	As of	As of	As of	As of
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$1,258,452	$1,096,425	$652,877	$426,074	$402,815
Cash and cash equivalents	21,036	15,077	4,221	4,496	4,680
Restricted cash	19,273	12,030	4,605	2,949	5,299
Investment in unconsolidated real estate entities	23,618	28,152	774	13,362	36,003
Hotel receivables (net of allowance for doubtful accounts)	4,433	3,601	2,455	2,098	2,057
Deferred costs, net	8,034	7,514	7,113	6,312	6,350
Prepaid expenses and other assets	5,052	2,300	1,879	1,930	1,502
Total assets	$1,339,898	$1,165,099	$673,924	$457,221	$458,706

Mortgage debt	$542,292	$527,721	$222,063	$159,746	$161,440
Revolving credit facility	65,580	22,500	50,000	79,500	67,500
Accounts payable and accrued expenses	25,100	20,042	12,799	8,488	10,184
Distributions in excess of investments of unconsolidated real estate entities	2,703	—	1,576	—	—
Distributions payable	7,221	2,884	1,950	2,875	2,464
Total liabilities	642,896	573,147	288,388	250,609	241,588
Total shareholders’ equity	692,871	588,537	383,369	205,001	216,090
Noncontrolling Interest in Operating Partnership	4,131	3,415	2,167	1,611	1,028
Total liabilities and equity	$1,339,898	$1,165,099	$673,924	$457,221	$458,706

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dollar amounts presented in this Item 7 are in thousands, except per share data.

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally-managed and was organized to invest primarily in upscale extended-stay and premium-branded select-service hotels. The Company has elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT").
The Company had no operations prior to the consummation of its IPO. The net proceeds from our share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership ("common units"). Certain of the Company’s employees hold vested and unvested long-term incentive plan units in the Operating Partnership ("LTIP units"), which are presented as non-controlling interests on our consolidated balance sheets.
From inception through December 31, 2015, the Company has completed the following offerings of its common shares:

Type of Offering (1)	Date	Shares Issued	Price per Share	Gross Proceeds (in thousands)	Net Proceeds (in thousands)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500	$158,700
Private placement offering (2)	4/21/2010	500,000	20.00	10,000	10,000
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000	60,300
Over-allotment option	2/8/2011	600,000	16.00	9,600	9,100
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400	48,400
Over-allotment option	1/31/2013	92,677	14.70	1,400	1,300
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600	70,000
Over-allotment option	6/28/2013	475,823	16.35	7,800	7,400
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600	56,700
Over-allotment option	10/11/2013	487,500	18.35	8,900	8,500
Follow-on common share offering	9/24/2014	6,000,000	21.85	131,100	125,600
Over-allotment option	9/24/2014	900,000	21.85	19,700	18,900
Follow-on common share offering	1/27/2015	3,500,000	30.00	105,000	103,300
Over-allotment option	1/27/2015	525,000	30.00	15,750	15,500
		36,956,000		$730,350	$693,700

(1) Excludes any shares issued pursuance to the Company's ATM Plan or DRSPP.

(2) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”) in a private placement concurrent with its IPO.
As of December 31, 2015, the Company owned 38 hotels with an aggregate of 5,678 rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms, The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JV's", which refers collectively to, for the period prior to December 31, 2015, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.

To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) owned its 5% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was leased to TRS Lessees, in which the Company indirectly owns or owned as applicable, noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2015, Island Hospitality Management Inc. (“IHM”), which was 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of December 31, 2015, all of the NewINK JV hotels were managed by IHM. As of December 31, 2015, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.
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
See “Non-GAAP Financial Measures” for a discussion of our use of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel industry in 2016 as GDP is currently forecast to grow approximately 2.3% in 2016. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the sixth year of RevPAR growth in what some believe will be a longer cycle than those experienced in the past due to the fact that new room supply is forecast to grow only moderately. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw five consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR grew 5.4% in 2013, 8.3% in 2014 and 6.3% in 2015, respectively, compared to the same periods in the respective prior years. Primary hotel franchisor Marriott is projecting 2016 RevPAR growth in North America in a range of 3% to 5%. We are currently projecting RevPAR at our hotels to grow 3% to 4% in 2016 with ADR comprising all of our RevPAR growth.
Comparison of the year ended December 31, 2015 (“2015”) to the year ended December 31, 2014 (“2014”)

Results of operations for the year ended December 31, 2015 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV, Inland JV and Torrance JV. The Torrance JV was sold on December 30, 2015. We owned 34 hotels at December 31, 2014 and our investments in NewINK JV, Inland JV, and Torrance JV as well as the Innkeepers JV, which was owned until June 9, 2014. Accordingly, the comparisons below are influenced by the fact that four wholly owned hotels were owned by us for only a portion of the year ended December 31, 2015. We acquired one hotel in San Diego, CA on February 25, 2015, one hotel in Dedham, MA on July 17, 2015, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015. Nine wholly owned hotels and the NewINK JV and Inland JV were owned by us for only a portion of the year ended December 31, 2014. We acquired our 10.3% interest in NewINK JV as well as the Innkeepers JV (which is comprised of 47 of the 51 hotels owned by the Innkeepers JV) on June 9, 2014, we acquired four hotels in the Silicon Valley, CA area on June 9, 2014 from the Innkeepers JV, we acquired one hotel in Glendale, CO on August 29, 2014, and we acquired four hotels and our 10% interest in the Inland JV on November 17, 2014.
Revenue
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2015	December 31, 2014	% Change
Room	$258,137	$184,926	39.6%
Food and beverage	5,536	2,764	100.3%
Other	9,534	7,534	26.5%
Cost reimbursements from unconsolidated real estate entities	3,743	1,992	87.9%
Total revenue	$276,950	$197,216	40.4%
Total revenue was $276,950 for the year ended December 31, 2015 compared to total revenue of $197,216 for the 2014 period. Total revenue related to the nine hotels acquired during 2014 contributed $51,470 of the increase, while the four hotels acquired during 2015 contributed $19,686 of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $258,137 and $184,926 for the years ended December 31, 2015 and 2014, respectively, with $48,938 of this increase attributable to the nine hotels acquired in 2014 and $17,551 attributable to the four hotels acquired in 2015. The remaining $6,722 of the increase relating to properties owned for all of 2015 and 2014, which represents a 3.6% increase over 2014.

As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2015 and 2014 increased 6.3% and 8.3%, respectively, as compared to the years ended December 31, 2014 and 2013. RevPAR at our wholly owned hotels increased 5.8% and 8.2%, respectively, in the 2015 and 2014 periods as compared to the respective prior year periods, regardless of ownership.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy and ADR at our hotels. Occupancy, ADR, and RevPAR results for the 38 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented:

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Occupancy	81.6%	81.6%
ADR	$161.00	$152.29
RevPAR	$131.41	$124.22
The RevPAR increase of 5.8% was primarily attributable to an increase in ADR of 5.7%.
Food and beverage revenue was $5,536 and $2,764 for the years ended December 31, 2015 and 2014, respectively. For 2015, $1,744 of the increase relates to the hotels acquired in 2014 and $567 relates to the 4 hotels acquired in 2015. Food and beverage revenue increased due to the Hyatt Place Cherry Creek and Hilton Garden Inn Burlington hotels acquired in 2014 and the Residence Inn San Diego Gaslamp, Hilton Garden Inn Marina del Rey and Residence Inn Il Lugano hotels acquired in 2015 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $9,534 and $7,534 for the years ended December 31, 2015 and 2014, respectively. Total other operating revenue related to the nine hotels acquired in 2014 contributed $788 of the increase, while the four hotels acquired in 2015 contributed $1,569 of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV (from January 1, 2014 to June 8, 2014), NewINK JV (from June 9, 2014 to December 31, 2015) and Inland JV (from November 17, 2014 to December 31, 2015) where the Company is the employer and an entity which is 2.5% owned by Mr. Fisher (from August 1, 2014 to December 31, 2015), were $3,743 and $1,992 for the years ended December 31, 2015 and 2014, respectively. The increase is due to additional employees hired during 2015 and shared office expenses. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2015	December 31, 2014	% Change
Hotel operating expenses:
Room	$50,165	$37,516	33.7%
Food and beverage expense	4,127	1,966	109.9%
Telephone expense	1,708	1,304	31.0%
Other expense	2,467	2,056	20.0%
General and administrative	21,101	16,265	29.7%
Franchise and marketing fees	21,240	15,110	40.6%
Advertising and promotions	5,040	3,676	37.1%
Utilities	9,464	7,269	30.2%
Repairs and maintenance	11,722	8,705	34.7%
Management fees	8,742	6,096	43.4%
Insurance	1,218	998	22.0%
Total hotel operating expenses	$136,994	$100,961	35.7%

Hotel operating expenses increased $36,033 to $136,994 for the year ended December 31, 2015 from $100,961 for the year ended December 31, 2014. Overall, total hotel operating expenses increased 35.7%, which is consistent with the increase in revenue from the new hotels as well as from increased revenue at our other hotels. The increase in total hotel operating expenses attributable to the nine hotels acquired in 2014 is $24,245 while the four hotels acquired in 2015 contributed $9,340 to the increase. Excluding those hotels, total hotel operating expenses increased $2,448 or 2.8%, which is less than the increase in revenue. Consequently, the margins for our portfolio of hotels owned during the entirety of both the 2015 and 2014 periods expanded in 2015.
Room expenses, which are the most significant component of hotel operating expenses, increased $12,649 from$37,516 in 2014 to $50,165 in 2015. Total room expenses related to the nine hotels acquired in 2014 contributed $8,559 to the increase, while the four hotels acquired in 2015 contributed $3,398 to the increase. Excluding those hotels, room expenses increased $692 or 2.1%, due primarily to increased hotel employee compensation and benefits.
The remaining hotel operating expenses increased $23,384 or 36.9%, from $63,445 in 2014 to $86,829 in 2015. The number of rooms for the year increased from 5,115 in 2014 to 5,675 rooms in 2015 due to acquisitions. The increase attributable to the nine hotels acquired in 2014 is $15,656 while the four hotels acquired in 2015 contributed $5,942 to the increase. Food and beverage expense increased due to the Hyatt Place Cherry Creek and Hilton Garden Inn Burlington hotels acquired in 2014 and the Residence Inn San Diego Gaslamp, Hilton Garden Inn Marina del Rey and Residence Inn Il Lugano hotels acquired in 2015 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $14,271 million from $34,710 for the year ended December 31, 2014 to $48,981 for the year ended December 31, 2015. The increase attributable to the nine hotels acquired in 2014 is $10,860, while the increase attributable to the four hotels acquired in 2015 is $3,694. Excluding these hotels, depreciation and amortization decreased $283. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance
Total property taxes and insurance expenses increased $5,957 from $12,624 for the year ended December 31, 2014 to $18,581 for the year ended December 31, 2015. The increase related to the nine hotels acquired in 2014, which contributed $2,982 of the increase, and the four hotels acquired in 2015, which contributed $2,385 of the increase. The remaining increase of $590, or 5.5%, for the remaining hotels is due to incremental increases in values and assessments.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2,835 and $2,470 for the years ended December 31, 2015 and 2014, respectively) increased $1,510, or 20.5%, to $8,842 in 2015 from $7,382 in 2014, with the increase due to higher employee compensation of $914 in 2015 associated with additional employees and incentive compensation, a $369 increase in professional fees, and a $155 increase in office expenses.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs decreased $8,930 from $10,381 for the year ended December 31, 2014 to $1,451 for the year ended December 31, 2015. Expenses during 2014 related primarily to our portion of the expenses related to the recapitalization and sale of the Innkeepers JV, and our acquisition of the four Silicon Valley hotels, the Hyatt Place Cherry Creek hotel and the four Inland hotels. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $700 in 2015 related to our acquisition of the Residence Inn San Diego Gaslamp, Residence Inn Dedham , Residence Inn Il Lugano and Hilton Garden Inn Marina del Rey hotels and $372 related to legal fees for a class action lawsuit filed in the State of California.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs of the Innkeepers JV, NewINK JV and Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $3,743 and $1,992 for the years ended December 31, 2015 and 2014, respectively. Reimbursement costs increased due to an increase in the number of employees and shared office expenses. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income increased $156 from $108 for the year ended December 31, 2014 to $264 for the year ended December 31, 2015. Of the $156 increase, $150 is related to services provided to NorthStar.
Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $6,570, or 30.8%, from $21,354 for the year ended December 31, 2014 to $27,924 for the year ended December 31, 2015. Interest expense is comprised of the following (dollars in thousands):

	Year ended
	December 31, 2015	December 31, 2014	% Change

Mortgage debt interest	$25,105	$17,748	41.5%
Credit facility interest	574	1,588	(63.9)%
Other fees	637	485	31.3%
Amortization of deferred financing costs	1,608	1,533	4.9%
Total	$27,924	$21,354	30.8%

The increase in interest expense for the year ended December 31, 2015 is primarily due to interest expense of $7,810 on loans issued during or subsequent to the first half of 2014 having a principal balance of $329,075, including the four new loans having an aggregate principal balance of $222,000 on the four Silicon Valley hotels issued on June 9, 2014, the $30,000 loan on the Savannah hotel issued on July 2, 2014, the $16,225 and $19,950 loans on the Homewood Suites by Hilton Billerica and Homewood Suites by Hilton Carlsbad hotels, respectively, each issued on November 25, 2014, the $18,300 loan on the Hampton Inn and Suites Houston Medical hotel issued on December 17, 2014 and the $22,600 loan on the Hilton Garden Inn Marina del Rey hotel assumed on September 17, 2015. The increase was partially offset by $195 on the Springhill Suites Washington, PA hotel loan that was paid off in March 2015 and lower costs for the Residence Inn Garden Grove hotel loan of $126 due to refinancing the loan at a lower rate. The increase in deferred financing costs relates to the new loans issued during or subsequent to the year ended December 31, 2015. Interest expense on the Company's revolving credit facilities decreased due to lower utilization for the year ended December 31, 2015 as compared to year ended December 31, 2014.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt increased $228 from a loss of $184 for the year ended December 31, 2014 compared to a loss of $412 for the year ended December 31, 2015 due to refinancing one loan in 2014 and entering into a new unsecured revolving credit agreement in November 2015 which replaced the previous secured revolving credit agreement.
Income or (loss) from Unconsolidated Real Estate Entities
Income or (loss) from unconsolidated real estate entities increased $6,241 from a loss of $3,830 for the year ended December 31, 2014 to a gain of $2,411 for the year ended December 31, 2015. The majority of the increase is due primarily to the adjustment for the amortization of the basis difference of the carrying amount of the investment in the Company's share of partner's capital of the NewINK JV (see note 5) of $600, compared to $335 in 2014, income on the Inland JV of $787, which was not owned until November 14, 2014 and income on NewINK JV of $887, compared to losses in 2014 on the Innkeepers JV, NewINK JV and Inland JV of $436, $1,573 and $2,264, respectively.

Gain on Sale from Unconsolidated Real Estate Entities
Gain on sale from unconsolidated real estate entities decreased $62,174 from a gain of $65,750 for the year ended December 31, 2014 to a gain of $3,576 for the year ended December 31, 2015. The decrease is due to the sale of the Innkeepers JV to NewINK JV in 2014, partially offset by the sale of the Torrance JV in 2015.
Income Tax Expense
Income tax expense decreased $155 from an expense of $105 for the year ended December 31, 2014 to an expense of $260 for the year ended December 31, 2015. We are subject to income taxes based on the taxable income of our TRS holding companies at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $33,178 for the year ended December 31, 2015, compared to net income of $67,081 for the year ended December 31, 2014. The decrease in our net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in this section and the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

Comparison of the year ended December 31, 2014 (“2014”) to the year ended December 31, 2013 (“2013”)

Results of operations for the year ended December 31, 2014 include the operating activities of our 34 wholly owned hotels and our investments in the NewINK JV, Inland JV and the Torrance JV as well as the Innkeepers JV. We owned 25 hotels at December 31, 2013, a 10.3% joint venture interest in the Innkeepers JV and a 5% joint venture interest in the Torrance JV. Accordingly, the comparisons below are influenced by the fact that nine wholly owned hotels and the NewINK JV and Inland JV were owned by us for only a portion of the year ended December 31, 2014. We acquired our 10.3% interest in NewINK JV (which comprises 47 of the 51 hotels owned by the Innkeepers JV) on June 9, 2014, we acquired four hotels in the Silicon Valley, CA area on June 9, 2014 from the Innkeepers JV, we acquired one hotel in Glendale, CO on August 29, 2014, and we acquired four hotels and our 10% interest in the Inland JV on November 17, 2014.
Revenues
Revenue, which consists primarily of the room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	Years Ended
	December 31, 2014	December 31, 2013	% Change
Room	$184,926	$118,169	56.5%
Food and beverage	2,764	1,311	110.8%
Other	7,534	5,113	47.3%
Cost reimbursements from unconsolidated real estate entities	1,992	1,635	21.8%
Total revenue	$197,216	$126,228	56.2%
Total revenue was $197,216 for the year ended December 31, 2014 compared to total revenue of $126,228 for 2013 period. Total revenue related to the six hotels acquired during 2013 contributed $30,274 of the increase and nine hotels acquired during 2014 contributed $31,277 of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $184,926 and $118,169 for the years ended December 31, 2014 and 2013, respectively, with $27,465 of this increase attributable to the six hotels acquired in 2013 and $30,659 attributable to the nine hotels acquired in 2014. When excluding these 15 hotels, the remaining $8,633 increase represents a 7.2% increase over 2013.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2014 and 2013 increased 8.3% and 5.4%, respectively, as compared to the respective prior years period December 31, 2015. RevPAR at our wholly owned hotels increased 8.2% and 4.6%, respectively, in the 2014 and 2013 periods as compared to the respective prior periods. Our RevPAR performance in the year ended December 31, 2013 was adversely impacted by renovations that occurred at our Washington, D.C. hotel, which operated without a brand for most of 2013 until it was rebranded to a Residence Inn by Marriott on September 20, 2013. Excluding the Residence Inn Washington D.C. hotel, RevPAR was up 6.3% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy and ADR at our hotels. Occupancy, ADR, and RevPAR results for the 34 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the period presented. Operations at the Hyatt Place Cherry Creek hotel did not begin until October 2013 and, for this reason, have been excluded from the results below:

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Occupancy	81.6%	79.9%
ADR	$150.64	$141.72
RevPAR	$122.91	$113.21
The 8.6% increase in RevPAR was attributable to an increase in ADR of 6.3% and an increase in occupancy of 2.1%.

Food and beverage revenue was $2,764 and $1,311 for the years ended December 31, 2014 and 2013, respectively. For 2014, $1,114 of the increase relates to the Hyatt Place Pittsburgh North Shore, Courtyard Houston and Hilton Garden Inn Denver Tech hotels, which were acquired in 2013, and $216 relates to the Hyatt Place Cherry Creek and Hilton Garden Inn Burlington hotels, which were acquired in 2014.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $7,534 and $5,113 for the years ended December 31, 2014 and 2013, respectively. Total other operating revenue related to the six hotels acquired in 2013 contributed $1,608 of the increase and the nine hotels acquired in 2014 contributed $323 of the increase. The remaining $490 increase is attributable to increased occupancy at the 19 comparable hotels.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV (from January 1, 2013 to June 8, 2014), NewINK JV (from June 9, 2014 to December 31, 2014) and Inland JV (from November 17, 2014 to December 31, 2014) where the Company is the employer and an entity which is 2.5% owned by Mr. Fisher (from August 1, 2014 to December 31, 2014), were $1,992 and $1,635 for the years ended December 31, 2014 and 2013, respectively. The increase is due to additional employees hired during 2014. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	Years Ended
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

Hotel operating expenses increased $32,365 to $100,961 for the year ended December 31, 2014 from $68,596 for the year ended December 31, 2013. Overall, total hotel operating expenses increased 47.2%, which is consistent with the increase in revenue from the new hotels as well as from increased occupancy at our other hotels. The increase in total hotel operating expenses attributable to the six hotels acquired in 2013 is $15,504 while the nine hotels acquired in 2014 contributed $12,939 to the increase. Excluding those hotels, total hotel operating expenses increased $3,922 or 6.6%, which is less than the increase in revenue. Consequently our margins for our portfolio of hotels owned during the entirety of both the 2014 and 2013 periods expanded in 2014.
Room expenses, which are the most significant component of hotel operating expenses, increased $11,807 from $25,709 in 2013 to $37,516 in 2014. Total room expenses related to the six hotels acquired in 2013 contributed $5,569 of the increase and the nine hotels acquired in 2014 contributed $4,527 to the increase. Excluding those hotels, room expenses increased $1,711 or 7.5%, due primarily to increased hotel employee compensation and benefits.

The remaining hotel operating expenses increased $20,558 or 47.9%, from $42,887 in 2013 to $63,445 in 2014, which increase is consistent with the 42.3% increase in the number of rooms owned in 2014 compared to 2013. The number of rooms owned for the year increased from 3,591 in 2013 to 5,115 rooms in 2014 due to acquisitions. The increase attributable to the six hotels acquired in 2013 is $9,935 while the nine hotels acquired in 2014 contributed $8,412 to the increase. Food and beverage expense increased due to the Pittsburgh, Courtyard Houston and Denver Tech hotels that were acquired in 2013 and the Cherry Creek and Burlington hotels acquired in 2014 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $16,461 from $18,249 million for the year ended December 31, 2013 to $34,710 for the year ended December 31, 2014. The increase attributable to the six hotels acquired in 2013 is $5,241, while the increase attributable to the nine hotels acquired in 2014 is $9,628. Depreciation is recorded on our assets generally over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes and Insurance
Total property taxes and insurance expenses increased $3,709 from $8,915 for the year ended December 31, 2013 to $12,624 for the year ended December 31, 2014. The increase related primarily to the six hotels acquired in 2013, which contributed $1,662 of the increase, while the nine hotels acquired in 2014 contributed $1,629 of the increase. The remaining increase of $418, or 10.8%, for the remaining hotels is due to incremental increase in values and assessments.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2,470 and $2,086 for the years ended December 31, 2014 and 2013, respectively) increased $1,337, or 23.3%, to $7,382 in 2014 from $6,045 in 2013. The increase was due to higher employee compensation of $992 in 2014 associated with additional employees and incentive compensation and a $345 increase in franchise and state taxes.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs increased $7,040 from $3,341 for the year ended December 31, 2013 to $10,381 for the year ended December 31, 2014. Expenses during 2014 related primarily to our portion of the expenses related to the recapitalization and sale of the Innkeepers JV, and our acquisitions of the four Silicon Valley hotels, the Hyatt Place Cherry Creek hotel and the four Inland hotels. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $1,916 in 2014 related to matters associated with the unsolicited offer from Blue Mountain Capital Management and matters related to its proxy settlement agreement with the HG Vora Group. The expense is primarily comprised of attorney's fees of $1,066 and financial advisory expenses of $850.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV, NewINK JV, the Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $1,992 and $1,635 for the year ended December 31, 2014 and 2013, respectively. These costs are offset by the cost reimbursements from unconsolidated real estate entities included in revenues. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $24 from $132 for the year ended December 31, 2013 to $108 for the year ended December 31, 2014.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $9,774 or 84.4% from $11,580 for the year ended December 31, 2013 to $21,354 for the year ended December 31, 2014 due to the 102.2% increase in debt outstanding from the year ended December 31, 2013 to the year ended December 31, 2014. Borrowings increased significantly to fund a portion of the $462,594 of acquisitions made during 2014. Interest expense is comprised of the following (dollars in thousands):

	Years Ended
	December 31, 2014	December 31, 2013	% Change

Mortgage debt interest	$17,748	$8,639	105.4%
Credit facility interest	1,588	1,593	(0.3)%
Other fees	485	258	88.0%
Amortization of deferred financing costs	1,533	1,090	40.6%
Total	$21,354	$11,580	84.4%

The increase in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013, is due to interest expense of $6,681 on $306,475 of loans issued in 2014, including the four new loans with an aggregate principal balance of $222,000 secured by the four Silicon Valley hotels and new loans having an initial aggregate principal balance of $84,475 secured by the Savannah, Billerica, Houston Medical Center and Carlsbad hotels. Lower credit facility interest is due to a decrease in the weighted average interest rate to 2.66% in 2014 from 2.78% in 2013. The increase in amortization of deferred financing costs relates to the new loans issued in 2014.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $749 from a loss of $933 for the year ended December 31, 2013 compared to a loss of $184 for the year ended December 31, 2014 due to refinancing or paying off four loans in 2013 and one loan in 2014.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $1,956 from a loss of $1,874 for the year ended December 31, 2013 to a loss of $3,830 for the year ended December 31, 2014. The majority of the increase is due to losses associated with the acquisition of an interest in the Inland JV of $2,206, which included $2,196 of acquisition costs during the fourth quarter of 2014.

Gain on Sale from Unconsolidated Real Estate Entities
Gain on sale from unconsolidated real estate entities increased $65,750 from 2013. The increase is due to the sale of the Innkeepers JV to NewINK JV.
Income Tax Expense
Income tax expense decreased $19 from an expense of $124 for the year ended December 31, 2013 to an expense of $105 for the year ended December 31, 2014. We are subject to income taxes based on the taxable income of our TRS holding companies at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $67,081 for the year ended December 31, 2014, compared to a net income of $2,982 for the year ended December 31, 2013. The increase in our net income was due to the factors discussed above.

Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in this section and the risk factors identified in the “Risk Factors” section of this Annual Report on this Form 10-K.
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
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment
Trusts ("NAREIT"), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment write-downs, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures following the same approach. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations, and that by excluding the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs that report FFO using the NAREIT definition.
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

The following is a reconciliation of net income to FFO and Adjusted FFO for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share data):

	For the year ended
	December 31,
	2015	2014	2013
Funds From Operations (“FFO”):
Net income	$33,178	$67,081	$2,982
Noncontrolling interest	(212)	(208)	—
Net gain from remeasurement and sales of investment in unconsolidated real estate entities	(3,576)	(65,750)	—
Loss on the sale of assets within the unconsolidated real estate entity	—	1	252
Depreciation	48,784	34,579	18,162
Adjustments for unconsolidated real estate entity items	7,458	4,902	5,055
FFO attributed to common shareholders	85,632	40,605	26,451
Hotel property acquisition costs and other charges	1,451	10,381	3,341
Loss on early extinguishment of debt	412	184	933
Adjustments for unconsolidated real estate entity items	104	3,932	964
Adjusted FFO attributed to common shareholders	$87,599	$55,102	31,689
Weighted average number of common shares
Basic	37,917,871	28,531,094	21,035,892
Diluted	38,322,285	28,846,724	21,283,831

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended
	December 31,
	2015	2014	2013
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$33,178	$67,081	$2,982
Interest expense	27,924	21,354	11,580
Income tax expense	260	105	124
Depreciation and amortization	48,981	34,710	18,249
Adjustments for unconsolidated real estate entity items	15,081	10,211	10,934
Noncontrolling interest	(212)	(208)	—
EBITDA	125,212	133,253	43,869
Hotel property acquisition costs and other charges	1,451	10,381	3,341
Loss on early extinguishment of debt	412	184	933
Adjustments for unconsolidated real estate entity items	136	4,053	964
Net gain from remeasurement and sales of investment in unconsolidated real estate entities	(3,576)	(65,750)	—
Loss on the sale of assets within the unconsolidated real estate entity	—	1	252
Share based compensation	2,835	2,469	2,086
Adjusted EBITDA	$126,470	$84,591	$51,445
We present Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing our Hotel EBITDA margins to those of our peer companies. Hotel EBITDA represents the results of operations for our wholly owned hotels only.
The following is a presentation of Hotel EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands):

		For the year ended
		December 31,
		2015	2014	2013
Net income		33,178	67,081	2,982
Add:	Interest expense	27,924	21,354	11,580
	Income tax expense	260	105	124
	Depreciation and amortization	48,981	34,710	18,249
	General and administrative	11,677	9,852	8,131
	Hotel property acquisition costs and other charges	1,451	10,381	3,341
	Loss from unconsolidated real estate entities	—	3,830	1,874
	Loss on early extinguishment of debt	412	184	933
Less:	Interest and other income	(264)	(108)	(132)
	Income from unconsolidated real estate entities	(2,411)	—	—
	Net gain from remeasurement and sales of investment in unconsolidated real estate entities	(3,576)	(65,750)	—

Hotel EBITDA		$117,632	$81,639	$47,082

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
As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $21,036 and $15,077, respectively. As of December 31, 2015, we are required to maintain at least a total of $10,000 of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $184,420 available under our $250,000 senior unsecured revolving credit facility as of December 31, 2015.
For the year ended December 31, 2015, net cash flows provided by operations were $81,842, driven by net income of $33,178, offset by $53,834 of non-cash items, including $50,587 of depreciation and amortization, $412 of the extinguishment of debt and $2,835 of share-based compensation expense. Also offset by $2,411 related to the income from unconsolidated entities and a net gain from the sale of interests in unconsolidated real estate entities of $3,576. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $817. Net cash flows used in investing activities were $182,363, primarily related to the purchase of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Il Lugano and Hilton Garden Inn Marina del Rey hotels for $169,447, capital improvements on our 38 wholly owned hotels of $20,331, $5,488 related to required escrow deposits included in restricted cash, reduced by distributions of $12,903 received from unconsolidated real estate entities and distributions from the sale of the Torrance JV. Net cash flows provided by financing activities were $106,480, comprised of net proceeds of $120,839 raised from our issuance of common shares in our January 2015 underwritten public offering and through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowing on our unsecured credit facility of $43,080, principal payments or payoffs on mortgage debt of $7,999, payments of deferred financing and offering costs of $4,154, repurchase of vested common shares of $22 and distributions to shareholders and LTIP unit holders of $45,264.
For the year ended December 31, 2014, net cash flows provided by operations were $49,306, driven by net income of $67,081, offset by $42,730 of non-cash items, including $36,242 of depreciation and amortization, $184 of the extinguishment of debt, $2,471 of share-based compensation expense and $3,830 related to the loss from unconsolidated entities, offset by a net gain from the sale of interests in unconsolidated real estate entities of $65,750. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $5,248. Net cash flows used in investing activities were $452,988, primarily related to the purchase of the four Silicon Valley hotels, the Cherry Creek hotel and the four hotels acquired from Inland for $404,737, investment in the Inland JV of $27,948, capital improvements on our 34 wholly owned hotels of $14,931, $7,425 related to required escrow deposits included in restricted cash, reduced by distributions of $2,053 received from unconsolidated real estate entities. Net cash flows provided by financing activities were $414,538, comprised of proceeds from the issuance of new mortgage loans of $340,475, net proceeds of $150,816 raised from our September 2014 follow-on common share offerings, $20,736 raised from our ATM Plan, net repayments on our secured credit facility of $27,500, principal payments or payoffs on mortgage debt of $34,817, payments of deferred financing and offering costs of $8,647, distributions to shareholders and LTIP unit holders of $26,507 and repurchases of vested common shares of $18.
For the year ended December 31, 2013, net cash and net cash inflows provided by operations were $31,571, driven by net income of $2,982, non-cash expenses of $24,293, changes in operating assets and liabilities in net cash inflow of $4,296. Net cash flows used in investing activities were $235,190, primarily related to the purchase of the Courtyard Houston, Pittsburgh, Exeter, Denver Tech, Bellevue and Savannah hotels for $229,646, capital improvements on our 25 wholly owned hotels of $16,178, investment in the Torrance JV of $1,649, $1,656 related to required escrow deposits of restricted cash, reduced by distributions of $13,939 from unconsolidated real estate entities. Net cash flows provided by financing activities were $203,344, comprised primarily of net proceeds of $192,363 raised from our January, June and September 2013 underwritten public offerings of common shares, and proceeds from the issuance of new mortgage loans of $164,613, offset by net repayments on our secured credit facility of $29,500, principal payments or payoffs on mortgage debt of $102,296, payments of deferred financing costs of $2,405 and distributions to shareholders of $19,424.

We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend. We declared total dividends of $0.07 per common share and LTIP unit for each month of 2013. We declared total dividends of $0.07 per common share and LTIP unit for the first three months of 2014. In April 2014, we changed the monthly dividend and distribution from $0.07 to $0.08 per common share and LTIP unit, which we maintained for the remainder of 2014. We declared total dividends of $0.10 per common share and LTIP unit for each month in 2015. In December 2015, we declared a special dividend of $0.08 per common share and LTIP unit payable in January 2016. On January 29, 2016, we paid an aggregate of $6,947 in dividends on our common shares and distributions on our LTIP units attributable to the December 2015 monthly dividend and the January 2016 special dividend.
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. At December 31, 2015, our leverage ratio was approximately 41 percent, which decreased from 44 percent at December 31, 2014. Over time, we intend to finance our growth with free cash flows, debt and issuances of common shares or units, preferred shares or units and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2015 and 2014, we had $65,580 and $22,500, respectively, in borrowings under our revolving credit facilities. At December 31, 2015, the maximum borrowing availability under our senior unsecured revolving credit facility was $250,000. We also had mortgage debt on individual hotels aggregating $542,292 and $527,721 at December 31, 2015 and 2014, respectively.
On November 25, 2015, Chatham Lodging Trust (the "Company"), as parent guarantor, as borrower, entered into a new senior unsecured revolving credit agreement with the lenders party thereto, Barclays Bank PLC, Citigroup Global Markets Inc., Regions Capital Markets and U.S. Bank National Association as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent and Citibank, N.A. and U.S. Bank National Association as co-documentation agents (the “New Credit Agreement”). The New Credit Agreement has an initial maturity date of November 25, 2019, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions. In connection with the entry into the New Credit Agreement, the Company and the Operating Partnership terminated the Amended and Restated Credit Agreement, dated as of November 5, 2012, as amended, among the Company, the Operating Partnership, the lenders party thereto, Barclays Capital Inc. and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association as co-documentation agents (the "Existing Credit Agreement"), which was composed of a senior secured revolving credit facility that provided borrowing capacity of up to $175,000. Proceeds under the New Credit Agreement were used to repay outstanding borrowings under the Existing Credit Agreement. The new senior unsecured revolving credit facility includes limitations on the extent of allowable distributions from the Operating Partnership to the Company not to exceed the greater of 95% of adjusted FFO and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Borrowing Capacity:	Up to $250 million
Accordion feature:	Increase borrowing capacity by up to additional $150 million
Interest rate:	Floating rate based on LIBOR plus155-230 basis points, based on leverage ratio
Unused fee:	20 basis points if less than 50% unused, 30 basis points if more than 50% unused
Maximum leverage ratio:	60%
Minimum fixed charge coverage ratio:	1.5x

The senior unsecured revolving credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants under the new Credit Agreement at December 31, 2015.

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2015 and 2014, respectively, we had issued 5,595 and 2,083 shares under the DRSPP at a weighted average price of $25.00 and $24.38 per share, respectively. As of December 31, 2015, there were common shares having a maximum aggregate sales price of approximately $24,900 available for issuance under the DRSPP.

In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of December 31, 2015 and 2014, respectively, we had issued 880,820 and 880,820 shares under the ATM Plan at a weighted average price of $23.54 per share in addition to the offerings discussed above. As of December 31, 2015, there were common shares having a maximum aggregate sales price of approximately $29,300 available for issuance under the ATM Plan.
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
We intend to continue to invest in hotel properties as suitable opportunities arise. We intend to finance our future investments with free cash flow, the net proceeds from additional issuances of common and preferred shares, issuances of common units in our Operating Partnership or other securities, borrowings or asset sales. The success of our acquisition strategy depends, in part, on our ability to access additional capital through other sources. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

Capital Expenditures
We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisor’s standards. Certain of our loans require that we escrow for property improvement purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts necessary to comply with any reasonable loan or franchisor requirement and otherwise to the extent that such expenditures are in the best interest of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under our senior unsecured revolving credit facility.
For the years ended December 31, 2015 and 2014, we invested approximately $20,726 and $15,264, respectively, on capital projects in our hotels. We expect to invest approximately $19,000 on capital improvements to our existing hotels in 2016, including improvements required under any brand required PIP.
The Company is planning to develop and expand its Silicon Valley hotels it acquired in June 2014. The expansions are expected to include a new lobby and public spaces in each location. As part of this expansion, the Company is currently moving forward with the 32-room expansion of the Residence Inn Mountain View and we expect to commence the expansions of the two Sunnyvale Residence Inns in late 2016. There is no time table for the San Mateo Residence Inn project. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $80 to $85 million.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risks Related to Our Business” and Note 13, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at December 31, 2015 other than non-recourse debt associated with the NewINK JV and Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$8,347	$231	$1,517	$1,604	$4,995
Revolving credit facility, including interest (1)	74,496	1,819	3,638	69,039	—
Ground leases	81,854	1,213	2,432	2,487	75,722
Property loans, including interest (1)	721,781	34,971	58,924	65,573	562,313
Total	$886,478	$38,234	$66,511	$138,703	$643,030

(1)
Does not reflect paydowns or additional borrowings under the revolving credit facility after December 31, 2015. Interest payments are based on the interest rate in effect as of December 31, 2015. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.

The Company’s ownership interests in the NewINK JV and Inland JV are subject to change in the event that either we or NorthStar calls for additional capital contributions to the respective JVs, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK and Inland and will receive a promote interest in the applicable JV if it meets certain return thresholds. NorthStar and Cerberus may also approve certain actions by their respective JV or JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the respective JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
In connection with certain non-recourse mortgage loans in the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.
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
Our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When this conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2015 and 2014, we had no hotels that were impaired.

For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2015, we had no hotel properties held for sale.

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
Share-Based Compensation

We measure compensation expense for the restricted share awards based upon the fair market value of our common shares at the date of grant. The Company measures compensation expense for the LTIP and Class A Performance units based upon the Monte Carlo approach using volatility, dividend yield and a risk free interest rate in the valuation. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. We pay dividends on vested and nonvested restricted shares, except for performance-based shares for which dividends on unvested shares are not paid until these shares are vested. The Company has also issued Class A Performance LTIP units from time to time as part of its compensation plan. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A

Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.
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
Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires amendments to both the VIE and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interest (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determinations under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. Supplemental to ASU 2015-03, on August 16, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements -Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that debt issuance costs attributable to line-of-credit arrangements can be presented as an asset and amortized ratably over the life of the revolving debt arrangement, regardless of whether there is an outstanding balance thereunder. This methodology is consistent with the Company’s historical treatment of such costs. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires an entity to recognize the adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. In addition, the adjustments must be disclosed by income statement line item either on the face of the income statement or in the footnotes as if the adjustment to the provisional amounts had been recorded as of the acquisition date. The amendment is effective prospectively for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard will have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Dollar amounts presented in this Item 7A are in thousands, except per share data.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2015 and December 31, 2014 was $522,904 and $542,538, respectively.
At December 31, 2015, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments that are sensitive to changes in interest rates (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	—	—	$65,580	—	$65,580	$65,574
Average interest rate (1)	—	—	—	—	1.93%	—	1.93%
Fixed rate:
Debt	$9,868	$4,302	$5,374	$7,340	$9,899	$505,508	$542,291	$522,713
Average interest rate	5.49%	4.76%	4.69%	4.68%	4.67%	4.65%	4.67%

(1)	Weighted average LIBOR of 0.27% plus a margin of 1.65% at December 31, 2015.
We estimate that a hypothetical 100 basis points increase in the variable interest rate would result in additional interest expense of approximately $655 annually. This assumes that the amount outstanding under our floating rate debt remains$65,580, the balance as of December 31, 2015.

Item 8. Consolidated Financial Statements and Supplementary Data

See our Consolidated Financial Statements and the Notes thereto beginning at page F-1 included in Item 15, which are incorporated herein by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on our assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 19, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 19, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 19, 2016.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 19, 2016.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 19, 2016.

PART IV
Item 15, Exhibits and Financial Statement Schedules

1.    Financial Statements

Included herein at pages F-1 through F-7

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-39:

Schedule III - Real Estate and Accumulated Depreciation

2(a).     Individual financial statements of entities accounted for by the equity method that qualify as significant subsidiaries for the year ended December 31, 2015 have either been included as an exhibit herein or it has been determined that inclusion of such financial statements is not required at this time. Audited financial statements of INK Acquisitions LLC and Affiliates and IHP I Owner JV, LLC and Affiliates, will be filed as an exhibit to an amended Form 10-K within 90 days of their December 31, 2015 fiscal year end.

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately follows this item and is incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(1)

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (2)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher

10.3*	Employment Agreement between Chatham Lodging Trust and Peter Willis

10.4*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven

10.5*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(3)

10.6*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015(4)

10.7*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(4)

10.8*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(5)

10.9*	Form of LTIP Unit Vesting Agreement(5)

10.10*	Form of Share Award Agreement for Trustees(5)

10.11*	Form of Share Award Agreement for Officers(6)

10.12*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards)(7)

10.13*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards)(7)

10.14*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards)(7)

10.15*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher(8)

10.16*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven(8)

10.17*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis(8)

10.18*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (8)

10.19*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (8)

10.20*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (8)

10.21*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Jeffrey H. Fisher(9)

10.22*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Dennis M. Craven(9)

10.23*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Peter Willis(9)

10.24*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (9)

10.25*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (9)

10.26*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (9)

10.27*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(10)

10.28*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Jeffrey Fisher (Outperformance Plan) (11)

10.29*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Dennis Craven (Outperformance Plan) (12)

10.30*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Peter Willis (Outperformance Plan) (13)

10.31	Agreement of Limited Partnership of Chatham Lodging, L.P.(5)

10.32	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(10)

10.33	Form of IHM Hotel Management Agreement(5)

10.34	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.(14)

10.35
Second Amended and Restated Limited Liability Company Agreement of INK Acquisition III, LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.(14)

10.36	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(14)

10.37	Sales Agreement, dated January 31, 2014, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(15)
10.38	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(16)

10.39	Limited Liability Company Agreement of IHP I Owner OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(16)

10.40	Sales Agreement, dated January 13, 2015 by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(17)

10.41	Credit Agreement, dated as of November 25, 2015, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent(18)

10.42*	Form of 2016 Time-Based LTIP Unit Award Agreement

10.43*	Form of 2016 Performance-Based LTIP Unit Award Agreement.

12.1	Statement of computation of ratio of earnings to fixed charges and preferred share dividends

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).
(2)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 (File No. 001-34693).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014 (File No. 001-34693).
(9)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015 (File No. 001-34693).
(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(11)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(13)	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(14)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 (File No. 001-34693).
(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2014 (File No. 001-34693).
(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 20, 2014 (File No. 001-34693).
(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2015 (File No. 001-34693).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2015 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 29, 2016	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Jeremy B. Wegner

/s/ MILES BERGER	Trustee	February 29, 2016
Miles Berger

/s/ THOMAS J. CROCKER	Trustee	February 29, 2016
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	February 29, 2016
Jack P. DeBoer

/s/ GLEN R. GILBERT	Trustee	February 29, 2016
Glen R. Gilbert

/s/ C. GERALD GOLDSMITH	Trustee	February 29, 2016
C. Gerald Goldsmith

/s/ ROBERT PERLMUTTER	Trustee	February 29, 2016
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 29, 2016
Rolf E. Ruhfus

/s/ JOEL F. ZEMANS	Trustee	February 29, 2016
Joel F. Zemans

CHATHAM LODGING TRUST

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
February 29, 2016

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014

Assets:
Investment in hotel properties, net	$1,258,452	$1,096,425
Cash and cash equivalents	21,036	15,077
Restricted cash	19,273	12,030
Investment in unconsolidated real estate entities	23,618	28,152
Hotel receivables (net of allowance for doubtful accounts of $95 and $71, respectively)	4,433	3,601
Deferred costs, net	8,034	7,514
Prepaid expenses and other assets	5,052	2,300
Total assets	$1,339,898	$1,165,099
Liabilities and Equity:
Mortgage debt	$542,292	$527,721
Revolving credit facility	65,580	22,500
Accounts payable and accrued expenses	25,100	20,042
Distributions and losses in excess of investments of unconsolidated real estate entities	2,703	—
Distributions payable	7,221	2,884
Total liabilities	642,896	573,147
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2015 and 2014	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,308,937 and 34,173,691 shares issued and outstanding at December 31, 2015 and 2014, respectively	379	339
Additional paid-in capital	719,773	599,318
Accumulated deficit	(27,281)	(11,120)
Total shareholders’ equity	692,871	588,537
Noncontrolling Interests:
Noncontrolling interest in operating partnership	4,131	3,415
Total equity	697,002	591,952
Total liabilities and equity	$1,339,898	$1,165,099
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2015	2014	2013
Revenue:
Room	$258,137	$184,926	$118,169
Food and beverage	5,536	2,764	1,311
Other	9,534	7,534	5,113
Cost reimbursements from unconsolidated real estate entities	3,743	1,992	1,635
Total revenue	276,950	197,216	126,228
Expenses:
Hotel operating expenses:
Room	50,165	37,516	25,709
Food and beverage	4,127	1,966	944
Telephone	1,708	1,304	899
Other hotel operating	2,467	2,056	1,580
General and administrative	21,101	16,265	11,529
Franchise and marketing fees	21,240	15,110	9,394
Advertising and promotions	5,040	3,676	2,782
Utilities	9,464	7,269	4,955
Repairs and maintenance	11,722	8,705	6,310
Management fees	8,742	6,096	3,752
Insurance	1,218	998	742
Total hotel operating expenses	136,994	100,961	68,596
Depreciation and amortization	48,981	34,710	18,249
Property taxes, ground rent and insurance	18,581	12,624	8,915
General and administrative	11,677	9,852	8,131
Hotel property acquisition costs and other charges	1,451	10,381	3,341
Reimbursable costs from unconsolidated real estate entities	3,743	1,992	1,635
Total operating expenses	221,427	170,520	108,867
Operating income	55,523	26,696	17,361
Interest and other income	264	108	132
Interest expense, including amortization of deferred fees	(27,924)	(21,354)	(11,580)
Loss on early extinguishment of debt	(412)	(184)	(933)
Income (loss) from unconsolidated real estate entities	2,411	(3,830)	(1,874)
Net gain from remeasurement and sales of investment in unconsolidated real estate entities	3,576	65,750	—
Income before income tax expense	33,438	67,186	3,106
Income tax expense	(260)	(105)	(124)
Net income	33,178	67,081	2,982
Net income attributable to non-controlling interest	(212)	(208)	—
Net income attributable to common shareholders	$32,966	$66,873	$2,982
Income per Common Share - Basic:
Net income attributable to common shareholders (Note 10)	$0.87	$2.32	$0.13
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 10)	$0.86	$2.30	$0.13
Weighted average number of common shares outstanding:
Basic	37,917,871	28,531,094	21,035,892
Diluted	38,322,285	28,846,724	21,283,831
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2013	13,908,907	$137	$240,355	$(35,491)	$205,001	$1,611	$206,612
Issuance of shares pursuant to Equity Incentive Plan	22,536	—	337	—	337	—	337
Issuance of shares, net of offering costs of $10,388	12,306,000	124	192,239	—	192,363	—	192,363
Issuance of restricted time-based shares	40,829	—	—	—	—	—	—
Issuance of performance based shares	17,731	—	—	—	—	—	—
Repurchase of common shares	(445)	—	(7)	—	(7)	—	(7)
Amortization of share based compensation	—	—	966	—	966	782	1,748
Dividends declared on common shares ($0.84 per share)	—	—	—	(18,283)	(18,283)	—	(18,283)
Distributions declared on LTIP units ($0.84 per unit)	—	—	—	—	—	(216)	(216)
Reallocation of noncontrolling interest	—	—	10	—	10	(10)	—
Net income	—	—	—	2,982	2,982	—	2,982
Balance, December 31, 2013	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of shares, net of offering costs of $7,153	7,782,903	78	164,321	—	164,399	—	164,399
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	1,275	—	1,275	783	2,058
Dividends declared on common shares ($0.93 per share)	—	—	—	(27,201)	(27,201)	—	(27,201)
Distributions declared on LTIP units ($0.93 per unit)	—	—	—	—	—	(240)	(240)
Reallocation of noncontrolling interest	—	—	(497)	—	(497)	497	—
Net income	—	—	—	66,873	66,873	208	67,081
Balance, December 31, 2014	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $2,042	4,028,512	40	118,757	—	118,797	—	118,797
Issuance of restricted time-based shares	49,110	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	1,594	—	1,594	691	2,285
Dividends declared on common shares ($1.28 per share)	—	—	—	(49,127)	(49,127)	—	(49,127)
Distributions declared on LTIP units ($1.28 per unit)	—	—	—	—	—	(473)	(473)
Reallocation of noncontrolling interest	—	—	(286)	—	(286)	286	—
Net income	—	—	—	32,966	32,966	212	33,178
December 31, 2015	38,308,937	379	719,773	(27,281)	692,871	4,131	697,002
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$33,178	$67,081	$2,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,784	34,579	18,162
Amortization of deferred franchise fees	197	131	87
Amortization of deferred financing fees included in interest expense	1,606	1,532	1,088
Net gain from remeasurement and sales of investment in unconsolidated real estate entities	(3,576)	(65,750)	—
Loss on early extinguishment of debt	412	184	933
Loss on write-off of deferred franchise fee	—	—	64
Share based compensation	2,835	2,471	2,085
(Income) loss from unconsolidated real estate entities	(2,411)	3,830	1,874
Changes in assets and liabilities:
Hotel receivables	(318)	243	(68)
Deferred costs	(580)	(754)	(493)
Prepaid expenses and other assets	(2,277)	(118)	338
Accounts payable and accrued expenses	3,992	5,877	4,519
Net cash provided by operating activities	81,842	49,306	31,571
Cash flows from investing activities:
Improvements and additions to hotel properties	(20,331)	(14,931)	(16,178)
Acquisition of hotel properties, net of cash acquired	(169,447)	(404,737)	(229,646)
Distributions from unconsolidated entities	12,903	2,053	13,939
Investment in unconsolidated real estate entities	—	(27,948)	(1,649)
Restricted cash	(5,488)	(7,425)	(1,656)
Net cash used in investing activities	(182,363)	(452,988)	(235,190)
Cash flows from financing activities:
Borrowings on revolving credit facility	131,580	250,000	234,000
Repayments on revolving credit facility	(88,500)	(277,500)	(263,500)
Payments on debt	(3,239)	(2,631)	(2,166)
Proceeds from the issuance of debt	—	340,475	164,613
Principal prepayment of mortgage debt	(4,760)	(32,186)	(100,130)
Payments of financing costs	(2,112)	(1,585)	(2,405)
Payment of offering costs	(2,042)	(7,062)	(10,388)
Proceeds from issuance of common shares	120,839	171,552	202,751
In-substance repurchase of vested common shares	(22)	(18)	(7)
Distributions-common shares/units	(45,264)	(26,507)	(19,424)
Net cash provided by financing activities	106,480	414,538	203,344
Net change in cash and cash equivalents	5,959	10,856	(275)
Cash and cash equivalents, beginning of period	15,077	4,221	4,496
Cash and cash equivalents, end of period	$21,036	$15,077	$4,221
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,508	$18,296	$10,169
Cash paid for income taxes	$160	$220	$77
-Continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2015, the Company issued 14,113 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2014. On January 15, 2014, the Company issued 16,542 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2013. On January 15, 2013, the Company issued 22,536 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2012.
As of December 31, 2015, the Company had accrued distributions payable of $7,221. These distributions were paid on January 30, 2015 except for $277 related to accrued but unpaid distributions on unvested performance based shares (See Note 11). As of December 31, 2014, the Company had accrued distributions payable of $2,884. These distributions were paid on January 31, 2014 except for $129 related to accrued but unpaid distributions on unvested performance based shares. As of December 31, 2013, the Company had accrued distributions payable of $1,950. These distributions were paid on January 25, 2013 except for $92 thousand related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $550, $413 and $337 is included in accounts payable and accrued expenses as of December 31, 2015, 2014 and 2013.
Accrued capital improvements of $1,233, $865 and $323 are included in accounts payable and accrued expenses as of December 31, 2015, 2014, and 2013 respectively.
At December 31, 2013, there were costs of $91 included in deferred costs related to offerings completed in 2014. During 2014, the Company wrote-off $397 of deferred loan costs and $213 of accumulated amortization on a loan that was paid off. During 2015, the Company wrote-off $1,539 of deferred loan costs and $1,127 of accumulated amortization related to the Company's senior secured revolving credit facility.
For the year ended December 31, 2015, the Company assumed the mortgage on the purchase of the Marina del Rey hotel of $22,569.
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

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data)

1.    Organization
Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally-managed and was organized to invest primarily in upscale extended-stay and premium-branded select-service hotels. The Company has elected to be treated as a real estate investment trust for federal income tax purposes ("REIT").

The Company had no operations prior to the consummation of its initial public offering ("IPO") in April 2010. The net proceeds from our share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership ("common units"). Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership ("LTIP units"), which are presented as non-controlling interests on our consolidated balance sheets.
As of December 31, 2015, the Company owned 38 hotels with an aggregate of 5,678 (unaudited) rooms located in 15 states and the District of Columbia. As of December 31, 2015, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp ("NorthStar"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 (unaudited) rooms. The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JV's", which refers collectively to, for the period prior to December 31, 2015, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) owned its 5.0% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was, are leased to TRS Lessees, in which the Company indirectly owns, or owned, as applicable, noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2015, Island Hospitality Management Inc. (“IHM”), which was 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of December 31, 2015, all of the NewINK JV hotels were managed by IHM. As of December 31, 2015, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

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
The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2015, 2014 and 2013, there were no hotel properties impaired.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2015, the Company had no hotel properties held for sale.
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
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheet at December 31, 2015 and 2014 is $19,273 and $12,030, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2015 and 2014, the allowance for doubtful accounts was $95 and $71, respectively.

Deferred Costs
Deferred costs consist of franchise agreement fees for the Company’s hotels, loan costs related to the Company’s senior unsecured revolving credit facility and mortgage loans and costs related to the Company’s share offerings or share plans.

Deferred costs consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014

Loan costs	$8,447	$10,717
Franchise fees	3,474	2,969
	11,921	13,686
Less accumulated amortization	(3,887)	(6,172)
Deferred costs, net	$8,034	$7,514
Loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. Other deferred costs relate to potential share offerings and are recorded as a reduction in additional paid-in capital as shares are sold. For the years ended December 31, 2015, 2014 and 2013, amortization expense related to franchise fees of $196, $131 and $87, respectively, is included in depreciation and amortization. Amortization expense related to loan costs of $1,606, $1,532 and $1,088 for the years ended December 31, 2015, 2014 and 2013, respectively, is included in interest expense in the consolidated statements of operations.

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

Share-Based Compensation

The Company measures compensation expense for the restricted share awards based upon the fair market value of its common shares at the date of grant. The Company measures compensation expense for the LTIP and Class A Performance units based upon the Monte Carlo approach using volatility, dividend yield and a risk free interest rate in the valuation. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations. The Company pays dividends on vested and non-vested restricted shares, except for performance-based shares, for which dividends on unvested shares are not paid until those shares are vested. The Company has also issued Class A Performance LTIP units from time to time as part of its compensation practices. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.
Earnings Per Share
A two class method is used to determine earnings per share. Basic earnings per share ("EPS") is computed by dividing net income (loss) available for common shareholders, adjusted for dividends on unvested share grants, by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders, adjusted for dividends or distributions, on unvested share grants and LTIP units, by the weighted average number of common shares outstanding plus potentially dilutive securities such as share grants or shares issuable in the event of conversion of common units. No adjustment is made for shares that are anti-dilutive during the period. The Company’s restricted share awards and LTIP units that are subject solely to time-based vesting conditions are entitled to receive dividends or distributions on the Company's common shares or the Operating Partnership's common units, respectively, if declared. In addition, dividends on the Class A Performance LTIP units are paid the equivalent of 10% of the declared dividends on the Company's common shares. The rights to these dividends or distributions declared are non-forfeitable. As a result, the unvested restricted shares and LTIP units that are subject solely to time-based vesting conditions, as well as 10% of the unvested Class A Performance LTIP units, qualify as participating securities requiring the allocation of earnings under the two-class method to calculate EPS. The percentage of earnings allocated to these participating securities is based on the proportion of the weighted average of these outstanding participating securities to the sum of the basic weighted average common shares outstanding and the weighted average of these outstanding participating securities. Basic EPS is then computed by dividing income less earnings allocable to these participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the effect of potentially dilutive securities.
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

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiaries (each, a “TRS”) which, in turn are wholly owned by the Operating Partnership. Additionally, the Company indirectly (i) owns its interest in the hotels owned by the NewINK JV (47 hotels) and the Inland JV (48 hotels) and (ii) owned its interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was leased to TRS Lessees in which the Company indirectly owns, or owned, as applicable, noncontrolling interests through one of its TRS holding companies. Each TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.

As of December 31, 2015, the Company is no longer subject to U.S federal income tax examinations for years before 2013 and with few exceptions to state examinations before 2013.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provisions for income taxes is required in the Company's consolidated financial statements as of December 31, 2015. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

During the first quarter of 2015, management was notified that one of the Company's TRS's was going to be examined by the State of Florida Department of Revenue for the tax years ended December 31, 2009 through 2013. The examination remains open. The Company believes that it does not need to record a liability related to all matters contained in the tax periods open to examination. However, should the Company experience an unfavorable outcome in the State of Florida matter, such an outcome could have a material impact on its results of operations, financial position, and cash flows. Although the timing of the income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Organizational and Offering Costs

The Company expensed organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity as shares are sold. For offering costs incurred prior to potential share offerings, these costs are initially recorded in deferred costs on the balance sheet and then recorded as a reduction to additional paid-in capital as shares are sold through the subsequent share offering. As of December 31, 2015 and 2014, the Company had $0 and $0 recorded in deferred costs related to deferred offering costs, respectively.

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

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis, which requires amendments to both the VIE and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. Supplemental to ASU 2015-03, on August 16, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements -Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that debt issuance costs attributable to line-of-credit arrangements can be presented as an asset and amortized ratably over the life of the revolving debt arrangement, regardless of whether there is an outstanding balance thereunder. This methodology is consistent with the Company’s historical treatment of such costs. The new standard will be effective for the Company on January 1, 2016 and will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires an entity to recognize the adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. In addition, the adjustments must be disclosed by income statement line item either on the face of the income statement or in the footnotes as if the adjustment to the provisional amounts had been recorded as of the acquisition date. The amendment is effective prospectively for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard will have a significant impact on our consolidated financial statements.

3.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
The allocation of the purchase price of each of the hotels acquired by the Company in 2015 and 2014, based on the fair value on the date of its acquisition, was (in thousands):

	Silicon Valley Hotels	Cherry Creek Hotels	Inland 4 Pack Hotels	Gaslamp	Dedham	Ft. Lauderdale	Marina del Rey	Total
Acquisition date	6/914	8/29/2014	11/17/2014	2/25/2015	7/17/2015	8/17/2015	9/17/2015
Number of rooms (unaudited)	751	194	575	240	81	104	134	2,079
Land	$149,565	$3,700	$12,923	$—	$4,230	$9,200	$—	$179,618
Building and improvements	159,391	26,300	92,414	89,040	17,304	24,048	43,210	451,707
Furniture, fixtures and equipment	14,897	2,000	1,404	960	466	252	1,340	21,319
Cash	25	1	11	3	2	2	6	50
Restricted cash	—	—	—	—	—	—	1,755	1,755
Accounts receivable	959	56	374	81	47	32	30	1,579
Deferred costs, net	—	—		—	—	—	43	43
Prepaid expenses and other assets	289	17	56	278	3	40	217	900
Mortgage debt	—	—	—	—	—	—	(22,569)	(22,569)
Accounts payable and accrued expenses	—	(62)	(686)	(204)	(10)	(279)	(67)	(1,308)
Net assets acquired	$325,126	$32,012	$106,496	$90,158	$22,042	$33,295	$23,965	$633,094
Less: Fair value of interest in the Silicon Valley Hotels and NewINK JV	(58,860)	—	—	—	—	—	—	(58,860)
Net assets acquired, net of cash	$266,241	$32,011	$106,485	$90,155	$22,040	$33,293	$23,959	$574,184

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. The Company incurred acquisition costs of $1,451, $10,381 and $3,341, respectively, during the years ended December 31, 2015, 2014 and 2013.

The amount of revenue and operating income from the hotels acquired in 2015 from their respective date of acquisition through December 31, 2015 is as follows (in thousands):

	Revenue	Operating Income

Residence Inn San Diego Gaslamp	$12,670	$6,850
Residence Inn Dedham, MA	1,995	1,043
Residence Inn Ft. Lauderdale, FL	2,132	863
Hilton Garden Inn Marina del Rey, CA	2,500	1,200
Total	$19,297	$9,956

Pro Forma Financial Information (unaudited)
The following condensed pro forma financial information presents the unaudited results of operations as if the acquisition of the hotels acquired during the years ended December 31, 2015, 2014 or 2013 had taken place on January 1, 2014, 2013 and 2012, respectively. Since the acquisition of the Cherry Creek hotel was not material, the pro forma numbers presented below do not include the operating results of the Cherry Creek hotel prior to the acquisition date. Supplemental pro forma earnings were adjusted to exclude $704, $7,234 and $1,667, respectively, of acquisition-related costs incurred in the years ended December 31, 2015, 2014 and 2013. Supplemental pro forma earnings for the years ended December 2014 and 2013, respectively, were adjusted to include these charges from 2015 and 2014. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014, 2013 or 2012, respectively, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the year ended
	December 31,
	2015	2014	2013
Pro forma total revenue	$292,908	$271,321	$216,239
Pro forma net income	$32,137	$22,013	$72,477
Pro forma income per share:
Basic	$0.85	$0.58	$1.91
Diluted	$0.84	$0.57	$1.89
Weighted average common shares outstanding
Basic	37,917,871	37,917,871	37,917,871
Diluted	38,322,285	38,322,285	38,322,285
As a result of the properties being treated as acquired as of January 1, 2013 and 2014, the Company assumed approximately 38,308,937 shares were issued as of January 1, 2013 to fund the acquisition of the properties. Consequently, the weighted average shares outstanding was adjusted to reflect the treatment of these assumed additional shares as issued outstanding as of the beginning of the periods presented.
4.    Investment in Hotel Properties
Investment in hotel properties as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Land and improvements	$274,543	$261,108
Building and improvements	1,031,649	844,396
Furniture, fixtures and equipment	63,542	61,186
Renovations in progress	8,829	6,574
	1,378,563	1,173,264
Less: accumulated depreciation	(120,111)	(76,839)
Investment in hotel properties, net	$1,258,452	$1,096,425

5.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV with Cerberus for $1,649. The Torrance JV acquired the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the years ended December 31, 2015 and 2014, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the year ended
	December 31,
	2015	2014
Cash generated from other activities and excess cash	$185	$100
Total	$185	$100
On December 30, 2015, the Torrance JV completed the sale of the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $51,750 to BRE Torrance Holdco LLC ("BRE"). The gain from the Company's promote interest in the Torrance JV was approximately $3,576.

The Company owned a 10.3% interest in the Innkeepers JV, which owned 51 hotels comprising an aggregate of 6,845 rooms until June 9, 2014. The Company accounted for this investment under the equity method. During the years ended December 31, 2015 and 2014, the Company received cash distributions from the Innkeepers JV as follows (in thousands):

	For the year ended
	December 31,
	2015	2014
Cash generated from other activities and excess cash	$—	$411
Total	$—	$411
On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51-hotels owned by the Innkeepers JV to the NewINK JV NorthStar owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV. The remaining four hotels that were part of the 51-hotel Innkeeper's JV portfolio, each of which is a Residence Inn hotel located in Silicon Valley, CA ("Silicon Valley Hotels"), were purchased by the Company (see note 3). The Company accounts for its investment in the NewINK JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18,800 and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47,000 (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $65,750 from the transaction. For tax purposes, the Company's gain resulting from this transaction was rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels. As of December 31, 2015 and December 31, 2014, the Company's share of partners' capital in the NewINK JV is approximately $14,015 and $19,012, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $16,718 and $17,319 (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the years ended December 31, 2015 and 2014, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the year ended
	December 31,
	2015	2014
Cash generated from other activities and excess cash	$5,884	$1,542
Total	$5,884	$1,542

On November 17, 2014, the Company acquired a 10.0% interest in Inland JV. NorthStar owns a 90.0% interest in the Inland JV. The Company accounts for this investment under the equity method. During the years ended December 31, 2015 and 2014, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the year ended
	December 31,
	2015	2014
Cash generated from other activities and excess cash	$2,845	$—
Total	$2,845	$—

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or NorthStar calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company could be required under its unconditional guaranty to repay portions of the debt of the JV's. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. NorthStar may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.

The Company's investments in the NewInk JV, the Inland JV and the Torrance JV are $(2,703), $23,618 and $0, respectively, at December 31, 2015. The following tables sets forth the total assets, liabilities, equity and components of net income (loss), including the Company’s share, related to all JVs for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance Sheet
	December 31, 2015	December 31, 2014	December 31, 2013
Assets
Investment in hotel properties, net	$1,857,497	$1,907,928	$874,058
Other assets	206,894	261,311	114,034
Total Assets	$2,064,391	$2,169,239	$988,092

Liabilities
Mortgages and notes payable	$1,657,000	$1,677,159	$969,023
Other Liabilities	35,807	34,929	19,211
Total Liabilities	1,692,807	1,712,088	988,234

Equity
Chatham Lodging Trust	37,633	45,470	(802)
Joint Venture Partner	333,951	411,681	660
Total Equity	371,584	457,151	(142)
Total Liabilities and Equity	$2,064,391	$2,169,239	$988,092

	For the year ended
Statement of Operations	December 31,
	2015	2014	2013
Revenue	$497,698	$290,419	$271,224
Total hotel operating expenses	290,123	166,849	151,823
Operating income	$207,575	$123,570	$119,401
Net income (loss) from continuing operations	$19,241	$(40,018)	$(14,376)
Loss on sale of hotels	$—	$(5)	$(2,730)
Net income (loss)	$19,241	$(40,023)	$(17,106)

Income (loss) allocable to the Company	$1,811	$(4,165)	$(1,874)
Basis difference adjustment	$600	$335	$—
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$2,411	$(3,830)	$(1,874)

6.    Debt
Certain of the Company’s loans are collateralized by first-mortgage liens on certain properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	12/31/15 Property Carrying Value	Balance Outstanding as of
				December 31, 2015	December 31, 2014
Senior Unsecured Revolving Credit Facility (1)	1.93%	November 25, 2019	$—	$65,580	$22,500
SpringHill Suites by Marriott Washington, PA (7)	5.84%	April 1, 2015	11,209	—	4,760
Courtyard by Marriott Altoona, PA (9)	5.96%	April 1, 2016	10,138	5,954	6,172
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,847	14,496	14,832
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,678	29,555	30,062
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	33,781	16,880	17,174
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	31,824	23,124	23,534
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,231	19,123	19,475
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	36,940	23,268	23,657
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	70,981	46,907	47,580
Residence Inn by Marriott Garden Grove, CA (2)	4.79%	April 6, 2024	41,957	34,000	34,000
Residence Inn by Marriott Silicon Valley I, CA (3)	4.64%	July 1, 2024	86,416	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA (3)	4.64%	July 1, 2024	94,492	70,700	70,700
Residence Inn by Marriott San Mateo, CA (3)	4.64%	July 1, 2024	68,315	48,600	48,600
Residence Inn by Marriott Mountain View, CA (3)	4.64%	July 1, 2024	54,790	37,900	37,900
SpringHill Suites by Marriott Savannah, GA (4)	4.62%	July 6, 2024	38,213	30,000	30,000
Hilton Garden Inn Marina del Rey, CA (8)	4.68%	July 6, 2024	44,155	22,510	—
Homewood Suites by Hilton Billerica, MA (5)	4.32%	December 6, 2024	11,547	16,225	16,225
Homewood Suite by Hilton Carlsbad, CA (5)	4.32%	December 6, 2024	28,397	19,950	19,950
Hampton Inn & Suites Houston Medical Cntr., TX (6)	4.25%	January 6, 2025	15,299	18,300	18,300
Total			$776,210	$607,872	$550,221

(1)	The interest rate for the senior unsecured revolving credit facility is variable and based on LIBOR plus an applicable margin ranging from 1.55% to 2.3%.

(2)
On March 21, 2014, the Company refinanced the mortgage for the Residence Inn Garden Grove hotel. The new loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 12 months. The Company incurred $184 in costs for the early extinguishment of debt related to the old loan.

(3)
On June 9, 2014, the Company obtained 4 new mortgage loans secured by first mortgages on the Silicon Valley I, Silicon Valley II, San Mateo and Mountain View hotels, respectively. The new loans have 10-year terms and 30-year amortization payment schedules but are interest only for the first 60 months.

(4)
On July 2, 2014, the Company obtained a new mortgage loan secured by a first mortgage on the Springhill Suites Savannah hotel. The loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 60 months.

(5)
On November 25, 2014, the Company obtained 2 new mortgage loans secured by first mortgages on each of the Homewood Suites by Hilton Billerica and Homewood Suites by Hilton Carlsbad hotels. The loans have 10-year terms and 30-year amortization payment schedules but are interest only for the first 36 months.

(6)
On December 17, 2014, the Company obtained a new mortgage loan secured by a first mortgage on the Hampton Inn and Suites by Hilton Houston Medical Center hotel. The loan has a 10-year term, a 30-year amortization payment schedule but is interest only for the first 36 months.

(7)	On March 31, 2015, the Company paid off the loan secured by the SpringHill Suites by Marriott Washington, PA hotel, due April 1, 2015.

(8)
On September 17, 2015, the Company assumed the mortgage loan secured by a first mortgage on the Hilton Garden Inn Marina del Rey hotel. The loan has a 10-year term, a 30-year amortization payment schedule.

(9)	On January 4, 2016, the Company paid off the loan secured by the Courtyard by Marriott Altoona, PA hotel, due April 1, 2016.

On November 25, 2015, Company, as parent guarantor, and as borrower, entered into a new unsecured revolving credit agreement with the lenders party thereto, Barclays Bank PLC, Citigroup Global Markets Inc., Regions Capital Markets and U.S. Bank National Association as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent and Citibank, N.A. and U.S. Bank National Association as co-documentation agents (the “New Credit Agreement”). The New Credit Agreement has an initial maturity date of November 25, 2019, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions. In connection with the entry into the New Credit Agreement, the Company and the Operating Partnership terminated the Amended and Restated Credit Agreement, dated as of November 5, 2012, as amended, among the Company, the Operating Partnership, the lenders party thereto, Barclays Capital Inc. and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association as co-documentation agents (the "Existing Credit Agreement"), which was composed of a secured revolving credit facility that provided borrowing capacity of up to $175,000. Proceeds under the New Credit Agreement were used to repay outstanding borrowings under the Existing Credit Agreement. The senior unsecured revolving credit facility includes limitations on the extent of allowable distributions from the operating partnership to the Company not to exceed the greater of 95% of adjusted funds from operations and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Borrowing Capacity:	Up to $250,000
Accordion feature:	Increase borrowing capacity by up to additional $150,000
Interest rate:	Floating rate based on LIBOR plus 155-230 basis points, based on leverage ratio
Unused fee:	20 basis points if less than 50% unused, 30 basis points if more than 50% unused
Maximum leverage ratio:	60%
Minimum fixed charge coverage ratio:	1.5x
At December 31, 2015 and 2014, the Company had $65,580 and $22,500, respectively, of outstanding borrowings under its revolving credit facilities. At December 31, 2015, the maximum borrowing availability under the senior unsecured revolving credit facility was $250,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2015 and 2014 was $522,713 and $542,538, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2015, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2015 and 2014 was $65,574 and $22,500, respectively.
As of December 31, 2015, the Company was in compliance with all of its financial covenants. At December 31, 2015, the Company’s consolidated fixed charge coverage ratio was 3.51. Future scheduled principal payments of debt obligations as of December 31, 2015, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2016	$9,868
2017	4,302
2018	5,374
2019	7,340
2020	75,479
Thereafter	505,509
Total	$607,872

7.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2, which are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2015	2014	2013
Current:
Federal	$129	$82	$93
State	131	27	30
Current tax expense	$260	$109	$123

Deferred:
Federal	—	(3)	—
State	—	(1)	1
Deferred tax expense	—	(4)	1
Total tax expense	$260	$105	$124

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRSs before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2015	2014	2013
Book income (loss) before income taxes	$2,384	$(520)	$(2,080)

Statutory rate of 34% applied to pre-tax income	$810	$(178)	$(707)
Effect of state and local income taxes, net of federal tax benefit	97	(14)	(82)
Provision to return and deferred adjustment	211	40	118
Permanent adjustments and other	140	—	—
Change in valuation allowance	(998)	257	795
Total expense	$260	$105	$124

Effective tax rate	10.91%	(20.19)%	(5.96)%

At December 31, 2015, TRS 1 had a gross deferred tax asset associated with future tax deductions of $284. TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of its deferred assets due to the cumulative taxable losses incurred by TRS 1 since its inception. TRS 2 has a gross deferred tax asset of $0 as of December 31, 2015 and no valuation allowance has been recorded in connection with the gross deferred tax assets of TRS 2 for December 31, 2015 and 2014. Accordingly, the net deferred tax asset of the Company solely relates to the deferred tax assets generated by TRS 2 during the years ended December 31, 2015 and 2014. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2015 and 2014 are as follows (in thousands):

	For the year ended
	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$36	$28
Other	489	230
Valuation allowance	(240)	(248)
Current deferred tax asset	$285	$10
Non-current
Total book to tax difference in partnership	$(356)	$(165)
Net operating loss	130	1,214
Valuation allowance	(59)	(1,049)
Non-current deferred tax asset	$(285)	$—
Net deferred tax asset	$—	$10

8.    Dividends Declared and Paid
The Company declared regular common share dividends of $1.20 per share and distributions on LTIP units of $1.20 per unit for the year ended December 31, 2015. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common Share Distribution Amount	LTIP Unit Distribution Amount	Ordinary Income	Capital Gain
January	1/30/2015	2/27/2015	$0.10	$0.10	$0.094	$0.006
February	2/27/2015	3/27/2015	0.10	0.10	0.094	0.006
March	3/31/2015	4/24/2015	0.10	0.10	0.094	0.006
1st Quarter 2015			$0.30	$0.30	$0.282	$0.018

April	4/30/2015	5/29/2015	$0.10	$0.10	$0.094	$0.006
May	5/29/2015	6/26/2015	0.10	0.10	0.094	0.006
June	6/30/2015	7/31/2015	0.10	$0.10	0.094	0.006
2nd Quarter 2015			$0.30	$0.30	$0.282	$0.018

July	7/31/2015	8/28/2015	$0.10	$0.10	$0.094	$0.006
August	8/31/2015	9/25/2015	0.10	0.10	0.094	0.006
September	9/30/2015	10/30/2015	$0.10	0.10	$0.094	$0.006
3rd Quarter 2015			$0.30	$0.30	$0.282	$0.018

October	10/30/2015	11/27/2015	$0.10	$0.10	$0.094	$0.006
November	11/30/2015	12/28/2015	0.10	0.10	0.094	0.006
December	12/31/2015	1/29/2016	$0.10	$0.10	$0.094	$0.006
4th Quarter 2015			$0.30	$0.30	$0.282	$0.018

Total 2015			$1.20	$1.20	$1.128	$0.072

	Record Date	Payment Date	Common Share Distribution Amount	LTIP Unit Distribution Amount	Ordinary Income	Capital Gain
January	1/31/2014	2/28/2014	$0.07	$0.07	$0.069	$0.001
February	2/28/2014	3/28/2014	0.07	0.07	0.069	0.001
March	3/31/2014	4/25/2014	0.07	0.07	0.069	0.001
1st Quarter 2014			$0.21	$0.21	$0.207	$0.003

April	4/30/2014	5/30/2014	$0.08	$0.08	$0.078	$0.002
May	5/30/2014	6/27/2014	0.08	0.08	0.078	0.002
June	6/30/2014	7/25/2014	0.08	$0.08	0.078	0.002
2nd Quarter 2014			$0.24	$0.24	$0.234	$0.006

July	7/31/2014	8/29/2014	$0.08	$0.08	$0.078	$0.002
August	8/29/2014	9/26/2014	0.08	0.08	0.078	0.002
September	9/30/2014	10/31/2014	$0.08	0.08	$0.078	$0.002
3rd Quarter 2014			$0.24	$0.24	$0.234	$0.006

October	10/31/2014	11/28/2014	$0.08	$0.08	$0.078	$0.002
November	11/28/2014	12/26/2014	0.08	0.08	0.078	0.002
December	12/31/2014	1/30/2015	$0.08	$0.08	$0.078	$0.002
4th Quarter 2014			$0.24	$0.24	$0.234	$0.006

Total 2014			$0.93	$0.93	$0.909	$0.021

For the year ended December 31, 2015, approximately 94.0% of the distributions paid to stockholders were considered ordinary income and approximately 6.0% were considered capital gains. For the year ended December 31, 2014, approximately 97.7% of the distributions paid to stockholders were considered ordinary income and approximately 2.3% were considered a return of capital for federal income tax purposes. A special dividend payment of $0.08 per share was authorized by the Company's Board of Trustees and declared by the Company on December 31, 2015. This special dividend was paid on January 29, 2016 to shareholders of record on January 15, 2016 and will be taxable to shareholders in 2016.

9.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2015, 38,308,937 common shares were outstanding.
Common share offerings of the Company consisted of the following from inception through December 31, 2015:

Type of Offering (1)	Date	Shares Issued	Price per Share	Gross Proceeds (in thousands)	Net Proceeds (in thousands)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500	$158,700
Private placement offering (2)	4/21/2010	500,000	20.00	10,000	10,000
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000	60,300
Over-allotment option	2/8/2011	600,000	16.00	9,600	9,100
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400	48,400
Over-allotment option	1/31/2013	92,677	14.70	1,400	1,300
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600	70,000
Over-allotment option	6/28/2013	475,823	16.35	7,800	7,400
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600	56,700
Over-allotment option	10/11/2013	487,500	18.35	8,900	8,500
Follow-on common share offering	9/24/2014	6,000,000	21.85	131,100	125,600
Over-allotment option	9/24/2014	900,000	21.85	19,700	18,900
Follow-on common share offering	1/27/2015	3,500,000	30.00	105,000	103,300
Over-allotment option	1/27/2015	525,000	30.00	15,750	15,500
		36,956,000		$730,350	$693,700
(1) Excludes any shares issued pursuant to the Company's ATM Plan or DRSPP (each as defined below).

(2) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”) in a private placement concurrent with its IPO.

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2015 and 2014, respectively, we had issued 5,595 and 2,083 shares under the DRSPP at a weighted average price of $25.00 and $24.38 per share, respectively. As of December 31, 2015, there were common shares having a maximum aggregate sales price of approximately $24.9 million available for issuance under the DRSPP.

In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, the Company may publicly offer and sell up to $50 million of its common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of December 31, 2015 and 2014, respectively, we had issued 880,820 and 880,820 shares under the ATM Plan at a weighted average price of $23.54 per share. As of December 31, 2015, there were common shares having a maximum aggregate sales price of approximately $29.3 million available for issuance under the ATM Plan.

During the years ended December 31, 2015 and 2014, the Company withheld 763 and 867, respectively, common shares that had vested to executives in accordance with the Equity Incentive Plan at a value of $29.35 and $20.63, respectively, per share to meet the minimum statutory tax withholding requirements of the executive which were directly remitted by the Company to the appropriate taxing jurisdiction. Once shares are forfeited, they are not eligible to be reissued. The price per share is determined by using the closing price of the common shares the day before they are withheld.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2015.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2015 and 2014, there were no Operating Partnership common units held by unaffiliated third parties.

At December 31, 2015 and 2014, an aggregate of 257,775 and 257,775 LTIP units, respectively, a special class of operating partnership units, were held by executive officers. The LTIP units receive per unit distributions equal to the per share distribution paid on common shares. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units of one of the officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of these LTIP units have vested. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of the units that have reached parity have vested as of December 31, 2015. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income (loss).

At December 31, 2015 and 2014, an aggregate of 183,300 and 0 Class A Performance LTIP units, respectively, were held by executive officers. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.

10.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the year ended
	December 31,
	2015	2014	2013
Numerator:
Net income	$32,966	$66,873	$2,982
Dividends paid on unvested shares and LTIP units	(151)	(216)	(294)
Undistributed earnings allocated to unvested shares and LTIP units	$—	$(324)	$—
Net income attributable to common shareholders	$32,815	$66,333	$2,688
Denominator:
Weighted average number of common shares - basic	37,917,871	28,531,094	21,035,892
Effect of dilutive securities:
Unvested shares	404,414	315,630	247,939
Weighted average number of common shares - diluted	38,322,285	28,846,724	21,283,831
Basic income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.87	$2.32	$0.13
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.86	$2.30	$0.13

11.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The Equity Incentive Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards. The Equity Incentive Plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the Equity Incentive Plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares, for which dividends on unvested performance-based shares are not paid until those shares are vested and Class A Performance LTIP units, for which dividends are paid based on 10% of the declared amount until the Class A Performance LTIP units vest, at which time the remaining 90% of the dividends is paid. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2015, there were 2,013,791 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards
A summary of the restricted shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of December 31, 2015 are:

Award Type	Award Date	Total Shares Granted	Vested as of December 31, 2015
2013 Time-based Awards	1/29/2013	40,829	27,222
2013 Performance-based Awards	5/17/2013	40,829	27,222
2014 Time-based Awards	1/31/2014	48,213	16,071
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	—
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	—
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
The grant date fair value of the performance awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate
5/17/2013	35%	—%	0.43%
1/31/2014	27%	—%	0.71%
1/30/2015	29%	—%	0.84%
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

A summary of the Company’s restricted share awards for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	179,641	$14.92	158,035	$12.39	140,077	$12.70
Granted	85,254	26.59	87,018	17.46	81,658	13.43
Vested	(94,415)	13.80	(65,412)	12.17	(63,700)	14.39
Non-vested at end of the period	170,480	$21.38	179,641	$14.92	158,035	$12.39
As of December 31, 2015 and 2014, there were $2,131 and $1,458, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2015, these costs were expected to be recognized over a weighted–average period of approximately 1.8 years. For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $1,594, $1,275 and $966, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units
LTIP units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis. The Company does not receive a tax deduction for the value of any LTIP units granted to employees. Excluding Class A Performance LTIP units, which are discussed below and have specific distribution provisions relating to that specific class of LTIP units. LTIP units, whether vested or not, receive the same per unit profit distributions as other outstanding units of the Operating Partnership, which profit distribution will generally equal per share dividends on the Company’s common shares. Initially, LTIP units have a capital account balance of zero, and do not have full parity with common units with respect to liquidating distributions. The Operating Partnership will revalue its assets upon the occurrence of certain specified events and any increase in valuation will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of the Operating Partnership unit holders. If such parity is reached, vested LTIP units may be converted by the holder, at any time, into an equal number of common units in the Operating Partnership, which may be redeemed, at the option of the holder, for cash or at the Company’s option an equivalent number of the Company’s common shares.

On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with FASB Codification Topic (“ASC”) 718, “Stock Compensation”. On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s then new Chief Financial Officer and 15,435 LTIP units granted to the Company’s former Chief Financial Officer were forfeited. These LTIP units vest ratably over a five years period beginning on the date of grant. All of these LTIP units have vested.

On June 1, 2015, the Company's Operating Partnership granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Outperformance Plan”). The awards granted pursuant to the Outperformance Plan are subject to two separate performance measurements, with 60% of the award (the "Absolute Award") based solely on the Company's total shareholder return ("TSR") (the "Absolute TSR Component") and 40% of the award (the "Relative Award") measured by the Company's TSR (the "Relative TSR Component") relative to the other companies (the "Index Companies") that were constituents of the SNL US REIT Hotel Index (the "Index") during the entire measurement period. Under the Absolute TSR Component, 37.5% of the Absolute Award is earned if the Company achieves a 25% TSR over the measurement period. That percentage increases on a linear basis with the full Absolute Award being earned at a 50% TSR over the measurement period. For TSR performance below 25%, no portion of the Absolute Award will be earned. Under the Relative TSR Component, 37.5% of the Relative Award is earned if the Company is at the 50th percentile of the Index Companies at the end of the measurement period. That percentage increases on a linear basis with the full Relative Award earned if the Company is at the 75th percentile of the Index Companies at the end of the measurement period. If the Company is below the 50th percentile of the Index Companies at the end of the measurement period, no portion of the Relative Award will be earned. Compensation expense is based on an estimated value of $14.13 per Class A Performance LTIP unit, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. Awards earned under the Outperformance Plan will vest 50% at the end of the three-year measurement period on June 1, 2018 and 25% each on the one-year and two-year anniversaries of the end of the three-year measurement period, or June 1, 2019 and 2020, respectively, and provided that the recipient remains employed by the Company through the vesting dates. In the event of a Change in Control (as defined in the executive officers’ employment agreements), Outperformance Plan awards will be earned contingent upon the attainment of a pro rata TSR hurdle for the Absolute Award and achievement of the relative TSR percentile for the Relative Award based upon the in-place formula and using the Change of Control as the end of measurement period. Vesting continues to apply to awards earned upon a Change of Control, subject to full acceleration upon termination without cause or resignation for good reason within 18 months of the Change of Control. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.

The LTIP units’ fair value was determined using a Monte Carlo approach. In determining the discounted value of the LTIP units, the Company considered the inherent uncertainty that the LTIP units would never reach parity with the other common units of the Operating Partnership and thus have an economic value of zero to the grantee. Additional factors considered in reaching the assumptions of uncertainty included discounts for illiquidity; expectations for future dividends; limited or no operating history as of the date of the grant; significant dependency on the efforts and services of our executive officers and other key members of management to implement the Company's business plan; available acquisition opportunities; and economic environment and conditions.

The grant date fair value of the performance LTIP awards were determined using a Monte Carlo simulation method with the following assumptions (based on the three year risk free U.S. Treasury yield over the measurement period of the LTIP awards):

Performance Award Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate
6/1/2015	26%	4.5%	0.95%

The Company recorded $691, $783 and $783 in compensation expense related to the LTIP units for years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, there was $2,166 and $267, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 3.2 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units of one of the officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of these LTIP units have vested as of December 31, 2015. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of the LTIP units that have reached parity have vested as of December 31, 2015. Accordingly, these LTIP units were allocated their pro-rata share of the Company's net income.
Board of Trustee Share Compensation
For 2015, each independent trustee was compensated $100 for their services. For 2014, 2013 and 2012, each independent trustee was compensated $75 for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 50% in the form of shares. In January 2015, 2014 and 2013, the Company issued 14,113, 16,542 and 22,536 common shares, respectively, to its independent trustees as compensation for services performed in 2014, 2013 and 2012, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 15, 2016, the Company distributed 26,488 common shares to its independent trustees for services performed in 2015.
12.    Commitments and Contingencies
Litigation
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company is currently a defendant, along with IHM, in a class action lawsuit pending in the San Diego County Superior Court.  Two class action lawsuits were filed on April 25, 2012 and February 27, 2013, respectively, and were subsequently consolidated on November 8, 2013 under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action relates to fifteen hotels operated by IHM in the state of California and owned by affiliates of the Company, the NewINK JV, the Innkeepers JV, and/or certain third parties.  Both complaints in the now consolidated lawsuit allege various wage and hour law violations including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs seek injunctive relief, money damages, penalties, and interest. We are defending our case vigorously. As of December 31, 2015, included in accounts payable and expenses is $171, which represents an estimate of the Company's exposure to the litigation and is also estimated as the maximum possible loss that the Company may incur.

Hotel Ground Rent
The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is equal to approximately $8 per month when monthly occupancy is less than 85% and can increase up to approximately $20 per month if occupancy is 100%, with minimum rent increased on an annual basis by two and one-half percent (2.5%).
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 with an extension option of up to 3 additional terms of ten years each. Monthly payments are currently $40 per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
At the Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2015 under these leases amounted to approximately $123.

The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently $43 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
The Residence Inn Il Lugano hotel land is owned by the Company and is the lessee to an adjacent dock is subject to a renewable submerged land lease with an expiration of April 1, 2016. Renewal of the submerged land lease is at the sole option of the lessor. In the event the Company is in full compliance with the terms of the lease, the lessor is required to begin the renewal process. The annual lease payment is $2.
The Company entered into a new corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to 2 successive terms of five years each. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by the related parties.
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, submerged, garage leases and office lease as of December 31, 2015, and for each of the next four calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2016	$1,213	$231
2017	1,215	745
2018	1,217	772
2019	1,220	792
2020	1,267	812
Thereafter	70,727	4,995
Total	$76,859	$8,347
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
The management agreements with IHM have an initial term of five years and automatically renew for two five-year periods unless IHM provides written notice to us no later than 90 days prior to the then current term's expiration date of its intent not to renew. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Base management fees are calculated as a percentage of the hotel's gross room revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

As of December 31, 2015, Terms of the Company's management agreements are (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	Concord	4.0%	$1,211	$—	—%
Springhill Suites Washington	Concord	4.0%	991	—	—%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	—	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	—	1.0%
Residence Inn Garden Grove	IHM	2.5%	1,000	—	1.0%
Residence Inn Mission Valley	IHM	2.5%	1,000	—	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	2.5%	1,000	—	1.0%
Residence Inn Washington DC	IHM	2.5%	1,000	—	1.0%
Residence Inn Tysons Corner	IHM	2.5%	1,000	—	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $8,742, $6,096 and $3,752, respectively, for the years ended December 31, 2015, 2014 and 2013. Incentive management fees paid to IHM for the years ended years ended December 31, 2015, 2014 and 2013 were $278, $161 and $63, respectively. There have been no incentive management fees paid to Concord.

Franchise Agreements
The Company’s TRS Lessees have entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, Hampton Inns Franchise, LLC, Marriott International, Inc., Hyatt Hotels, LLC and Hilton Garden Inns Franchise, LLC.
Terms of the Company's franchise agreements are as of December 31, 2015:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2020
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	5.5%	4.3%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	3% to 5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Courtyard West University Houston	5.5%	2.0%	2029
Residence Inn West University Houston	6.0%	2.0%	2024
Hilton Garden Inn Burlington	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	3% to 5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	3% to 6.0%	2.5%	2045
Franchise and marketing/program fees totaled approximately $21,240, $15,110 and $9,394, respectively, for the years ended December 31, 2015, 2014 and 2013.

13.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of December 31, 2015, the Company had hotel management agreements with IHM to manage 36 of its wholly owned hotels. As of December 31, 2015, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the years ended December 31, 2015, 2014 and 2013 were $8,466, $5,761 and $3,448, respectively. At December 31, 2015 and 2014, the amounts due to IHM were $998 and $558, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2015, 2014 and 2013 were $278, $161 and $63, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the Innkeepers, NewINK, Inland JVs and an entity Castleblack Owner Holding, LLC. ("Castleblack") which is 97.5% owned by affiliates of NorthStar and 2.5% owned by Mr. Fisher. These costs relate primarily to corporate payroll costs at the Innkeepers, NewINK and Inland JVs where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the Innkeepers JV are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expenses for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity.
During 2014, Mr. Fisher entered into a joint venture agreement with NorthStar by which Mr. Fisher acquired a 2.5% non-voting interest in Castleblack.

14.    Quarterly Operating Results (unaudited)

	Quarter Ended - 2015
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$58,916	$72,257	$78,229	$67,548
Total operating expenses	50,487	54,191	58,115	58,634
Operating income	8,429	18,066	20,114	8,914
Net income attributable to common shareholders	1,411	12,763	14,315	4,477
Income per common share, basic (1)	0.04	0.33	0.37	0.12
Income per common share, diluted (1)	0.04	0.33	0.37	0.12

Weighted average number of common shares outstanding:
Basic	37,018,039	38,211,833	38,212,028	38,213,219
Diluted	37,322,278	38,618,824	38,614,360	38,619,472

	Quarter Ended - 2014
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$36,866	$47,077	$60,662	$52,610
Total operating expenses	34,370	42,076	45,979	48,095
Operating income	2,496	5,001	14,683	4,516
Net income (loss) attributable to common shareholders	(1,808)	65,137	8,664	(5,660)
Income (loss) per common share, basic (1)	(0.07)	2.46	0.32	(0.16)
Income (loss) per common share, diluted (1)	(0.07)	2.44	0.31	(0.16)

Weighted average number of common shares outstanding:
Basic	26,271,678	26,437,878	27,370,815	33,972,134
Diluted	26,271.678	26,734.919	27,695.347	33,972.134

(1)     The sum of per share amounts for the four quarters may differ from the annual per share amounts due to the required method of computing weighted-average number of common shares outstanding in the respective periods and share offerings that occurred during the year. Unvested restricted shares and unvested LTIP units could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$3,001	$1,834	$10,201	$12,035	$10,201	$1,503	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	16,225	1,470	10,555	48	1,017	1,518	11,572	13,090	11,572	1,931	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	1,767	3,519	15,727	19,246	15,727	2,477	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	1,361	1,537	10,661	12,198	10,661	1,756	1998	(1)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	—	2,500	7,583	17	1,216	2,517	8,799	11,316	8,799	1,507	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	1,324	1,417	10,699	12,116	10,699	1,779	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	18,300	3,200	12,709	56	705	3,256	13,414	16,670	13,414	1,933	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,080	2,200	19,845	22,045	19,845	2,831	2004	(1)
Courtyard Altoona - Altoona, PA	2010	5,954	—	10,730	—	901	—	11,631	11,631	11,631	1,716	2001	(1)
SpringHill Suites Washington - Washington, PA	2010	—	1,000	10,692	—	984	1,000	11,676	12,676	11,676	1,704	2000	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	5,771	2,200	23,448	25,648	23,448	3,037	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	14,496	—	20,281	9	2,883	9	23,164	23,173	23,164	3,341	2000	(1)
Homewood Suites Carlsbad - Carlsbad, CA	2010	19,950	3,900	27,520	—	144	3,900	27,664	31,564	27,664	3,582	2008	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	34,000	7,109	35,484	—	1,580	7,109	37,064	44,173	37,064	4,261	2003	(1)
Residence Inn Mission Valley - San Diego, CA	2011	29,554	9,856	39,535	—	474	9,856	40,009	49,865	40,009	4,484	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	16,880	5,999	24,764	7	3,821	6,006	28,585	34,591	28,585	2,999	1996	(1)
Doubletree Suites Washington DC - Washington, DC	2011	—	6,083	22,063	28	4,618	6,111	26,681	32,792	26,681	3,164	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	23,124	5,752	28,917	—	140	5,752	29,057	34,809	29,057	3,255	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	181	4,315	22,845	27,160	22,845	1,714	2011	(1)
Courtyard Houston - Houston, TX	2013	19,123	5,600	27,350	—	106	5,600	27,456	33,056	27,456	1,991	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	23,268	3,000	35,576	—	157	3,000	35,733	38,733	35,733	2,280	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	14	1,904	12,364	14,268	12,364	742	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	446	4,105	23,546	27,651	23,546	1,372	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	46,907	13,800	56,957	—	1,740	13,800	58,697	72,497	58,697	3,165	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	30,000	2,400	36,050	—	857	2,400	36,907	39,307	36,907	1,900	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	64,800	42,652	45,846	—	168	42,652	46,014	88,666	46,014	4,792	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	70,700	46,474	50,380	—	208	46,474	50,588	97,062	50,588	5,264	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	48,600	38,420	31,352	—	176	38,420	31,528	69,948	31,528	3,285	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	37,900	22,019	31,813	—	105	22,019	31,918	53,937	31,918	3,324	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	242	3,700	26,542	30,242	26,542	894	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	60	2,413	21,614	24,027	21,614	607	2000	(1)
Courtyard West University - Houston, TX	2014	—	2,012	17,916	—	79	2,012	17,995	20,007	17,995	505	2004	(1)
Residence Inn West University - Houston, TX	2014	—	3,640	25,631	—	972	3,640	26,603	30,243	26,603	732	2004	(1)
Hilton Garden Inn Burlington - Burlington, MA	2014	—	4,918	27,193	—	569	4,918	27,762	32,680	27,762	790	1975	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	—	29	—	89,069	89,069	89,069	1,890	2009	(1)
Hilton Garden Inn Marina del Rey, CA	2015	22,510	—	43,210	—	6	—	43,216	43,216	43,216	313	2013	(1)
Residence Inn Dedham, MA	2015	—	4,230	17,304	—	3	4,230	17,307	21,537	17,307	199	1998	(1)
Residence Inn Ft. Lauderdale, FL	2015	—	9,200	24,048	—	—	9,200	24,048	33,248	24,048	226	2008	(1)
Grand Total(s)			$274,212	$992,744	$331	$38,905	$274,543	$1,031,649	$1,306,192	$1,031,649	$83,245

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2015	2014	2013	2012	2011
Balance at the beginning of the year	$1,105,504	$654,560	$423,729	$392,463	200,974
Acquisitions	187,032	444,233	222,273	26,979	185,995
Dispositions during the year	—	—	—	(951)	—
Capital expenditures and transfers from construction-in-progress	13,656	6,711	8,558	5,238	5,494
Investment in Real Estate	$1,306,192	$1,105,504	$654,560	$423,729	$392,463

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$50,910	$28,980	$17,398	$8,394	1,901
Depreciation and amortization	32,335	21,930	11,582	9,004	6,493
Balance at the end of the year	$83,245	$50,910	$28,980	$17,398	$8,394

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,258,452 as of December 31, 2015.