Form 10-K/A
period 2015-12-31
Chatham Lodging Trust
filed 2016-03-24
CIK 1476045

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

222 Lakeview Ave, Suite 200
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

EXPLANATORY NOTE

Chatham Lodging Trust is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K (the "Report") for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016. As disclosed in the Report, the Company had two equity method investments that met the conditions of a significant subsidiary under Rule 1-02(w) as required by Rule 3-09 of Regulation S-X as of December 31, 2015 from 2014.
Amendment No. 1 to the Report is being filed solely to include the separate financial statements of INK Acquisition, LLC & Affiliates ("NewINK JV") and IHP I Owner JV, LLC and Affiliates ("Inland JV"), as provided in Exhibits 99.1 and 99.2, respectively, attached hereto. In connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
Except as otherwise expressly noted herein, this Amendment No. 1 to the Report does not amend any other information set forth in the Report, and we have not updated disclosures therein to reflect any events that occurred at a date subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report.

Item 15.        Exhibits and Financial Statement Schedules.

1.	Financial Statements
Included at pages F-1 through F-7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016.

2.	Financial Statement Schedules

     The following financial statement schedule is included at pages F-38 through F-39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016: Schedule III - Real Estate and Accumulated Depreciation.

The financial statements of NewINK JV and Inland JV as required by Item 3-09 of Regulation S-X are included in Exhibits 99.1 and 99.2 hereto, respectively, and are incorporated by reference herein.

3.	A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately follows this item.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(19)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(1)

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (2)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(19)

10.3*	Employment Agreement between Chatham Lodging Trust and Peter Willis(19)

10.4*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(19)

10.5*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(3)

10.6*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015(4)

10.7*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(4)

10.8*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(5)

10.9*	Form of LTIP Unit Vesting Agreement(5)

10.10*	Form of Share Award Agreement for Trustees(5)

10.11*	Form of Share Award Agreement for Officers(6)

10.12*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards)(7)

10.13*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards)(7)

10.14*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards)(7)

10.15*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher(8)

10.16*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven(8)

10.17*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis(8)

10.18*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (8)

10.19*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (8)

10.20*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (8)

10.21*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Jeffrey H. Fisher(9)

10.22*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Dennis M. Craven(9)

10.23*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Peter Willis(9)

10.24*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (9)

10.25*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (9)

10.26*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (9)

10.27*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(10)

10.28*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Jeffrey Fisher (Outperformance Plan) (11)

10.29*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Dennis Craven (Outperformance Plan) (12)

10.30*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Peter Willis (Outperformance Plan) (13)

10.31	Agreement of Limited Partnership of Chatham Lodging, L.P.(5)

10.32	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(10)

10.33	Form of IHM Hotel Management Agreement(5)

10.34	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.(14)

10.35
Second Amended and Restated Limited Liability Company Agreement of INK Acquisition III, LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.(14)

10.36	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(14)

10.37	Sales Agreement, dated January 31, 2014, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(15)
10.38	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(16)

10.39	Limited Liability Company Agreement of IHP I Owner OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(16)

10.40	Sales Agreement, dated January 13, 2015 by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(17)

10.41	Credit Agreement, dated as of November 25, 2015, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent(18)

10.42*	Form of 2016 Time-Based LTIP Unit Award Agreement(19)

10.43*	Form of 2016 Performance-Based LTIP Unit Award Agreement(19)

12.1	Statement of computation of ratio of earnings to fixed charges and preferred share dividends(19)

21.1	List of Subsidiaries of Chatham Lodging Trust(19)

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust(19)

23.2	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of INK Acquisition, LLC & Affiliates and IHP I Owner JV, LLC and Affiliates

23.3	Grant Thornton LLP Consent to include Report on Financial Statements of INK Acquisition, LLC & Affiliates

23.4	Grant Thornton LLP Consent to include Report on Financial Statements of IHP I Owner JV, LLC and Affiliates

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

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

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).
(2)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 (File No. 001-34693).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014 (File No. 001-34693).
(9)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015 (File No. 001-34693).
(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(11)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(13)	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(14)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 (File No. 001-34693).
(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2014 (File No. 001-34693).
(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 20, 2014 (File No. 001-34693).
(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2015 (File No. 001-34693).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2015 (File No. 001-34693).
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	March 24, 2016	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)