Form 10-Q
period 2016-03-31
Chatham Lodging Trust
filed 2016-05-05
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2016
Common Shares of Beneficial Interest ($0.01 par value per share)	38,349,109

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Investment in hotel properties, net	$1,251,143	$1,258,452
Cash and cash equivalents	12,479	21,036
Restricted cash	21,420	19,273
Investment in unconsolidated real estate entities	23,113	23,618
Hotel receivables (net of allowance for doubtful accounts of $120 and $95, respectively)	7,316	4,433
Deferred costs, net	5,172	5,365
Prepaid expenses and other assets	6,519	5,052
Total assets	$1,327,162	$1,337,229
Liabilities and Equity:
Mortgage debt	$532,923	$539,623
Revolving credit facility	70,580	65,580
Accounts payable and accrued expenses	25,927	25,100
Distributions and losses in excess of investments of unconsolidated real estate entities	3,667	2,703
Distributions payable	4,571	7,221
Total liabilities	637,668	640,227
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2016 and December 31, 2015	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,347,715 and 38,308,937 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	380	379
Additional paid-in capital	720,753	719,773
Retained earnings (distributions in excess of retained earnings)	(35,889)	(27,281)
Total shareholders’ equity	685,244	692,871
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	4,250	4,131
Total equity	689,494	697,002
Total liabilities and equity	$1,327,162	$1,337,229
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Revenue:
Room	$63,934	$55,032
Food and beverage	1,508	1,167
Other	2,354	1,902
Cost reimbursements from unconsolidated real estate entities	1,054	848
Total revenue	68,850	58,949
Expenses:
Hotel operating expenses:
Room	13,812	10,941
Food and beverage	1,178	847
Telephone	421	409
Other hotel operating	589	527
General and administrative	5,497	4,642
Franchise and marketing fees	5,187	4,494
Advertising and promotions	1,352	1,220
Utilities	2,382	2,326
Repairs and maintenance	3,201	2,821
Management fees	2,229	1,816
Insurance	337	301
Total hotel operating expenses	36,185	30,344
Depreciation and amortization	12,475	11,523
Property taxes, ground rent and insurance	5,023	4,085
General and administrative	3,112	3,427
Hotel property acquisition costs and other charges	12	260
Reimbursed costs from unconsolidated real estate entities	1,054	848
Total operating expenses	57,861	50,487
Operating income	10,989	8,462
Interest and other income	21	26
Interest expense, including amortization of deferred fees	(7,037)	(6,813)
Loss on early extinguishment of debt	(4)	—
Loss from unconsolidated real estate entities	(647)	(256)
Income before income tax expense	3,322	1,419
Income tax expense	—	—
Net income	3,322	1,419
Net income attributable to noncontrolling interests	(22)	(8)
Net income attributable to common shareholders	$3,300	$1,411

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.09	$0.04
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.08	$0.04
Weighted average number of common shares outstanding:
Basic	38,274,448	37,018,039
Diluted	38,671,129	37,322,278
Distributions declared per common share:	$0.31	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2015	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $1,933	4,026,193	40	118,809	—	118,849	—	118,849
Issuance of restricted time-based shares	40,161	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	370	—	370	196	566
Dividends declared on common shares ($0.30 per share)	—	—	—	(11,512)	(11,512)	—	(11,512)
Distributions declared on LTIP units ($0.30 per unit)	—	—	—	—	—	(77)	(77)
Reallocation of noncontrolling interest	—	—	(191)	—	(191)	191	—
Net income	—	—	—	1,411	1,411	8	1,419
Balance, March 31, 2015	38,297,669	$379	$718,696	$(21,221)	$697,854	$3,733	$701,587
Balance, January 1, 2016	38,308,937	$379	$719,773	$(27,281)	$692,871	$4,131	$697,002
Issuance of shares pursuant to Equity Incentive Plan	34,339	—	550	—	550	—	550
Issuance of shares, net of offering costs of $1	4,439	1	88	—	89	—	89
Amortization of share based compensation	—	—	331	—	331	279	610
Dividends declared on common shares ($0.31 per share)	—	—	—	(11,908)	(11,908)	—	(11,908)
Distributions declared on LTIP units ($0.31 per unit)	—	—	—	—	—	(171)	(171)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	3,300	3,300	22	3,322
Balance, March 31, 2016	38,347,715	$380	$720,753	$(35,889)	$685,244	$4,250	$689,494
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,322	$1,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,421	11,477
Amortization of deferred franchise fees	53	46
Amortization of deferred financing fees included in interest expense	268	403
Loss on early extinguishment of debt	4	—
Share based compensation	735	704
Loss from unconsolidated real estate entities	647	256
Changes in assets and liabilities:
Hotel receivables	(2,647)	(1,504)
Deferred costs	—	(130)
Prepaid expenses and other assets	(1,482)	(1,290)
Accounts payable and accrued expenses	749	1,383
Net cash provided by operating activities	14,070	12,764
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,593)	(4,470)
Acquisition of hotel properties, net of cash acquired	—	(90,155)
Distributions from unconsolidated entities	587	1,292
Restricted cash	(2,147)	(2,654)
Net cash used in investing activities	(6,153)	(95,987)
Cash flows from financing activities:
Borrowings on revolving credit facility	15,500	5,000
Repayments on revolving credit facility	(10,500)	(22,500)
Payments on debt	(859)	(810)
Principal prepayment of mortgage debt	(5,954)	(4,760)
Payment of financing costs	(18)	(266)
Payment of offering costs	(1)	(1,933)
Proceeds from issuance of common shares	88	120,782
In-substance repurchase of vested common shares	—	(22)
Distributions-common shares/units	(14,730)	(10,547)
Net cash provided by (used in) financing activities	(16,474)	84,944
Net change in cash and cash equivalents	(8,557)	1,721
Cash and cash equivalents, beginning of period	21,036	15,077
Cash and cash equivalents, end of period	$12,479	$16,798
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,729	$6,182
Cash paid for income taxes	$—	$40
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2016, the Company issued 26,488 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2015. On January 15, 2015, the Company issued 14,113 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2014.
As of March 31, 2016, the Company had accrued distributions payable of $4,571. These distributions were paid on April 29, 2016, except for $313 related to accrued but unpaid distributions on unvested performance based shares and LTIP units (See Note 12). As of March 31, 2015, the Company had accrued distributions payable of $3,926. These distributions were paid on April 24, 2015, except for $71 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $125 and $138 is included in accounts payable and accrued expenses as of March 31, 2016 and 2015, respectively.
Accrued capital improvements of $1,735 and $1,461 are included in accounts payable and accrued expenses as of March 31, 2016 and 2015, respectively.
As of March 31, 2016, there were accrued distributions in Hotel receivables of $235 related to the sale of the Torrance JV.

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data, unless otherwise specified)
(unaudited)

1.    Organization
Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and invests primarily in upscale extended-stay and premium-branded select-service hotels.
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of March 31, 2016, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54. As of March 31, 2016, there was approximately $29.3 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25,000 dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of March 31, 2016, we had issued 10,034 shares under the DRSPP at a weighted average price of $22.76. As of March 31, 2016, there was approximately $24.8 million available for issuance under the DRSPP.
On January 27, 2015, the Company completed a follow-on common share offering of 4,025,000 shares (including 525,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares) generating net proceeds to the Company of approximately $118,800. Proceeds from the January 2015 offering were used to pay down borrowings under the Company's senior secured revolving credit facility and to invest in additional hotel properties, including the acquisition of the Residence Inn San Diego Gaslamp on February 25, 2015.
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
As of March 31, 2016, the Company wholly owned 38 hotels with an aggregate of 5,678 rooms located in 15 states and the District of Columbia. As of March 31, 2016, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. In December 2015, the Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by one of the Company’s taxable REIT subsidiary (“TRS”) holding companies. The Company indirectly (i)owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) owns its 10% interest in 48 of the Inland JV hotels and (iii) owned its 5% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels, Inland JV hotels are and the Torrance JV hotel was leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through one of its TRS holding companies. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.

The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of March 31, 2016, Island Hospitality Management Inc. (“IHM”), which was 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of March 31, 2016, all of the NewINK JV hotels were managed by IHM. As of March 31, 2016, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

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
The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to be comparable to the current period presentation. The reclassification did not have any impact on the previously reported income or equity.
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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interest (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determinations under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. On January 1, 2016, the Company adopted accounting guidance under Accounting Standards Codification (ASC) Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Company. As the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Company.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.  In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for fiscal years beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. Supplemental to ASU 2015-03, on August 16, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that debt issuance costs attributable to line-of-credit arrangements can be presented as an asset and amortized ratably over the life of the revolving debt arrangement, regardless of whether there is an outstanding balance thereunder. The Company has adopted the new standard and it will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires an entity to recognize the adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. In addition, the adjustments must be disclosed by income statement line item either on the face of the income statement or in the footnotes as if the adjustment to the provisional amounts had been recorded as of the acquisition date. The amendment is effective prospectively for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. The Company has adopted the new standard and it will not have a material impact on the Company's financial position, results of operations or cash flows.

On January 6, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses  several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements.

4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
No acquisitions were completed in the three months ended March 31, 2016. The Company incurred acquisition costs of $12 during the three months ended March 31, 2016 and $260 during the three months ended March 31, 2015.

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three months ended March 31, 2016 and 2015. There were no hotels acquired in 2016. The hotels acquired in 2015 are presented as if the acquisitions had taken place on January 1, 2014. Supplemental pro forma earnings were adjusted to exclude $93 of acquisition costs incurred in the three months ended March 31, 2015 and include these acquisition costs in 2014. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

For the three months ended
March 31,
2015
Pro forma total revenue	$66,069
Pro forma net income	$2,371
Pro forma income per share:
Basic	$0.06
Diluted	$0.06
Weighted average Common Shares Outstanding
Basic	38,274,448
Diluted	38,671,129
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $120 and $95 as of March 31, 2016 and December 31, 2015, respectively.

6.    Investment in Hotel Properties
Investment in hotel properties as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$274,543	$274,543
Building and improvements	1,033,522	1,031,649
Furniture, fixtures and equipment	65,019	63,542
Renovations in progress	10,577	8,829
	1,383,661	1,378,563
Less: accumulated depreciation	(132,518)	(120,111)
Investment in hotel properties, net	$1,251,143	$1,258,452
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV for $1,649. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the three months ended March 31, 2016 and 2015, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended
	March 31,
	2016	2015
Cash generated from other activities and excess cash	$—	$45
Total	$—	$45
On December 30, 2015, the Torrance JV completed the sale of the 248-room Residence Inn by Marriott in Torrance, CA for $51,750 to BRE Torrance Holdco LLC ("BRE"). The gain from the Company's promote interest in the Torrance JV was approximately $3,576.

On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51 hotels owned by the Innkeepers JV to the NewINK JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV and its 47-hotel portfolio. The remaining four hotels that were part of the 51-hotel portfolio owned by the Innkeepers JV, each of which is a Residence Inn hotel located in Silicon Valley, CA (the "Silicon Valley Hotels"), were purchased by the Company. The Company accounts for its investment in the NewINK JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18,750 and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47,000 (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $65,750 from the transaction. For tax purposes, the Company's gain resulting from this transaction was rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels.  As of March 31, 2016 and 2015, the Company’s share of partners’ capital in the NewINK JV is approximately $12,901 and $20,400, respectively and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $16,568 and $19,700 (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the three months ended March 31, 2016 and 2015, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended
	March 31,
	2016	2015
Cash generated from other activities and excess cash	$822	$822
Total	$822	$822

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns a 90.0% interest in the Inland JV and the Company owns a 10.0% interest. The Company serves as managing member of the Inland JV. The Company accounts for this investment under the equity method. During the three months ended March 31, 2016 and 2015, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended
	March 31,
	2016	2015
Cash generated from other activities and excess cash	$—	$425
Total	$—	$425

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
The Company's investment in the NewINK JV, the Inland JV and Torrance JV are $(3,667), $23,113, and $0, respectively, at March 31, 2016 and $(2,703), $23,618 and $0, respectively, at December 31, 2015. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the NewINK JV and Inland JV (the Torrance JV is not material) for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended
	March 31,
	2016	2015
Revenue	$108,429	$150,637
Total hotel operating expenses	67,848	67,255
Operating income	$40,581	$83,382
Net income (loss) from continuing operations	$(7,890)	$(4,180)
Loss on sale of hotels	$—	$—
Net income (loss)	$(7,890)	$(4,180)

Income (loss) allocable to the Company	$(797)	$(427)
Basis difference adjustment	150	150
Total income (loss) from unconsolidated real estate entities attributable to the Company	$(647)	$(277)

8.    Debt
The Company’s mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/16 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2016	December 31, 2015
Senior Unsecured Revolving Credit Facility (1)	2.34%	November 25, 2019	$—	$70,580	$65,580
Courtyard by Marriott Altoona, PA (2)	5.96%	April 1, 2016	10,026	—	5,954
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,720	14,408	14,496
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,321	29,423	29,555
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	33,947	16,804	16,880
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	31,547	23,018	23,124
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,023	19,032	19,123
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	36,606	23,168	23,268
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	70,532	46,732	46,907
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	41,609	34,000	34,000
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	85,421	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	93,472	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	67,631	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	55,730	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	38,229	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	43,821	22,419	22,510
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,384	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	28,939	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,150	18,300	18,300

Total debt before unamortized debt issue costs			$761,108	$606,059	$607,872
Unamortized mortgage debt issue costs				(2,556)	(2,669)
Total debt outstanding				$603,503	$605,203

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

(2)	On January 4, 2016, the Company paid off the loan secured by the Courtyard by Marriott Altoona, PA hotel, due April 1, 2016.
At March 31, 2016 and December 31, 2015, the Company had $70,580 and $65,580, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At March 31, 2016, the maximum borrowing availability under the senior unsecured revolving credit facility was $250,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2016 and December 31, 2015 was $545,239 and $522,713, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2016, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2016 and December 31, 2015 was $70,575 and $65,574, respectively.

As of March 31, 2016, the Company was in compliance with all of its financial covenants. At March 31, 2016, the Company’s consolidated fixed charge coverage ratio was 3.51. Future scheduled principal payments of debt obligations as of March 31, 2016, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2016 (remaining nine months)	$3,054
2017	4,302
2018	5,374
2019	7,340
2020	80,479
Thereafter	505,510
Total debt before unamortized debt issue costs	$606,059
Unamortized mortgage debt issue costs	(2,556)
Total debt outstanding	$603,503
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes. The Company’s TRSs are structured under two TRS holding companies, which are referred to as TRS 1 and TRS 2 and are treated separately for income tax purposes.
The components of income tax expense for the following periods are as follows (in thousands):

For the three months ended
March 31,
	2016	2015
Federal	$—	$—
State	—	—
Tax expense	$—	$—
TRS 1 has continued to record a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of TRS 1's ability to fully utilize these deferred tax assets. If TRS 1 continues improving its operating results, the company may release the valuation allowance against its deferred tax assets this year.
10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.31 per share and distributions on LTIP units of $0.31 per unit for the three months ended March 31, 2016. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/29/2016	2/26/2016	$0.10	$0.10
February	2/29/2016	3/25/2016	0.10	0.10
March	3/31/2016	4/29/2016	0.11	0.11
1st Quarter 2016			$0.31	$0.31

Total 2016			$0.31	$0.31
A special dividend payment of $0.08 per share was authorized by the Company's Board of Trustees and declared on December 31, 2015. This special dividend was paid on January 29, 2016 to shareholders of record on January 15, 2016 and will be taxable to shareholders in 2016.

11.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. Unvested restricted shares and unvested LTIP units and unvested Class A Performance units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2016	2015
Numerator:
Net income attributable to common shareholders	$3,300	$1,411
Dividends paid on unvested shares and units	(46)	(43)
Net income attributable to common shareholders	$3,254	$1,368
Denominator:
Weighted average number of common shares - basic	38,274,448	37,018,039
Effect of dilutive securities:
Unvested shares	396,681	304,239
Weighted average number of common shares - diluted	38,671,129	37,322,278
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.09	$0.04
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.08	$0.04

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and out-performance based units, for which dividends on unvested performance based shares and units are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2016 and 2015, the Company issued 26,488 and 14,113 common shares, respectively, to its independent trustees as compensation for services performed in 2015 and 2014. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the ten trading days immediately preceding the reporting date. The Company would have distributed 5,929 common shares for services performed in 2016 had this liability classified award been satisfied as of March 31, 2016. As of March 31, 2016, there were 1,875,052 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of March 31, 2016 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of March 31, 2016
2014 Time-based Awards	1/31/2014	48,213	32,142
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	13,387
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	—
Time-based shares will vest over a three-year period. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
The Company measures compensation expense for time-based vesting restricted share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2014 and 2015, compensation expense is based on a valuation of $13.17 and $21.21, respectively, per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.
The grant date fair value of the performance awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award			Risk Free Interest
Grant Date	Volatility	Dividend Yield	Rate
1/31/2014	27%	—%	0.71%
1/30/2015	29%	—%	0.84%
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

A summary of the Company’s restricted share awards for the three months ended March 31, 2016 and the year ended December 31, 2015 is as follows:

	Three Months Ended		Year Ended
	March 31, 2016		December 31, 2015
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	170,480	$21.38	179,641	$14.92
Granted	—	—	85,254	26.59
Vested	(56,672)	19.73	(94,415)	13.80
Non-vested at end of the period	113,808	$22.20	170,480	$21.38
As of March 31, 2016 and December 31, 2015, there were $1,799 and $2,131, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2016, these costs were expected to be recognized over a weighted–average period of approximately 1.6 years. For the three months ended March 31, 2016 and 2015, the Company recognized approximately $332 and $370, respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $279 and $196 in compensation expense related to the LTIP units for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, there was $3,540 and $2,166, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.9 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these units have vested as of March 31, 2016. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of March 31, 2016, 100% of these units have vested. Accordingly, these LTIP units awarded in 2010 are allocated their pro-rata share of the Company's net income.

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
Time-Based Equity Incentive Awards

On January 28, 2016, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 72,966 time-based awards (the “2016 Time-Based LTIP Unit Award”). The grants are being made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").
The 2016 Time-Based LTIP Unit Awards will vest ratably on each of January 28, 2017, January 28, 2018 and January 28, 2019 (provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company). Prior to vesting, a holder will be entitled to receive distributions on and to vote the LTIP Units that comprise the 2016 Time-Based LTIP Unit Awards. Compensation expense is based on an estimated value of $16.69 per 2016 Time-Based LTIP Unit Award.
Performance-Based Equity Incentive Awards

On January 28, 2016, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 39,285 performance-based awards (the "2016 Performance-Based LTIP Unit Awards"). The grants are being made pursuant to award agreements that provide for performance-based vesting (the "LTIP Unit Performance-Based Vesting Agreement"). The 2016 Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units of the Operating Partnership (“Class A Performance LTIP Units”) that will vest only if and to the extent that (i) the Company achieves certain long-term performance criteria established by the Compensation Committee and set forth in the LTIP Unit Performance-Based Vesting Agreement and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $11.09 per 2016 Performance-Based LTIP Unit Awards, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.

The 2016 Performance-Based LTIP Unit Awards shall become vested based on the following:

(a) The number of Class A Performance LTIP Units that most nearly equals (but does not exceed) one-third of the Class A Performance LTIP Units issued pursuant to such 2016 Performance-Based LTIP Unit Award shall vest on January 28, 2017, if the Total Shareholder Return for the 12-month period beginning January 28, 2016 and ending on January 27, 2017 is 8% or more.

(b) The number of Class A Performance LTIP Units that most nearly equals (but does not exceed) one-third of the Class A Performance LTIP Units issued pursuant to such 2016 Performance-Based LTIP Unit Award shall vest on January 28, 2018, if the Total Shareholder Return for the 12-month period beginning January 28, 2017 and ending on January 27, 2018 is 8% or more.

(c) The number of Class A Performance LTIP Units that most nearly equals (but does not exceed) one-third of the Class A Performance LTIP Units issued pursuant to such 2016 Performance-Based LTIP Unit Award shall vest on January 28, 2019, if the Total Shareholder Return for the 12-month period beginning January 28, 2018 and ending on January 27, 2019 is 8% or more.

(d) All of the Class A Performance LTIP Units issued pursuant to such 2016 Performance-Based LTIP Unit Award (less any Class A Performance LTIP Units that previously vested under paragraphs (a), (b) or (c) above), shall vest on January 28, 2019, if the average Total Shareholder Return for the 36-month period ending on January 27, 2019 is 8% or more.

For purposes of the 2016 Performance-Based LTIP Unit Awards, "Total Shareholder Return" means, with respect to the measurement periods described in paragraphs (a), (b), (c) and (d) above, the total percentage return per common share of the Company based on the closing price of the Company’s common shares on the New York Stock Exchange (“NYSE”) on the last trading day immediately preceding the first day of the applicable measurement period compared to the closing price of the Company’s common shares on the NYSE on the last trading day of such measurement period and assuming contemporaneous reinvestment in Company common shares of all dividends and other distributions at the closing price of the Company’s common shares on the date such dividend or other distribution was paid.

A holder of a Class A Performance LTIP Unit will generally (i) only be entitled, during the period prior to the vesting of such Class A Performance LTIP Unit, to receive 10% of the distributions made on a common unit of limited partnership interest (“Common Unit”) in the Operating Partnership (the “Pre-Vesting Distributions”), and (ii) be entitled, upon the vesting of such Class A Performance LTIP Unit, to a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a Common Unit during the period prior to vesting of such Class A Performance LTIP Unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP Unit. In addition, prior to the vesting of a Class A Performance LTIP Unit, the holder of such Class A Performance LTIP Unit will not be entitled to vote on such Class A Performance LTIP Unit.

The LTIP units' fair value was determined using a Monte Carlo approach. In determining the discounted value of the LTIP units, the Company considered the inherent uncertainty that the LTIP units would never reach parity with the other common units of the Operating Partnership and thus have an economic value of zero to the grantee. Additional factors considered in reaching the assumptions of uncertainty included discounts for illiquidity; expectations for future dividends; limited or no operations history as of the date of the grant; significant dependency on the efforts and services of our executive officers and other key members of management to implement the Company's business plan; available acquisition opportunities; and economic environment and conditions.

The grant date fair value of the performance LTIP awards were determined using a Monte Carlo simulation method with the following assumptions (based on the three year risk free U.S. Treasury yield over the measurement period of the LTIP awards):

	Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate	Discount
Outperformance Plan	6/1/2015	26%	4.5%	0.95%	—%
2016 Time-Based LTIP Unit Awards	1/28/2016	28%	—%	0.79%	10%
2016 Performance-Based LTIP Unit Awards	1/28/2016	30%	5.8%	1.13%	—%

13.    Commitments and Contingencies
Litigation
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company was a defendant, along with IHM, in a class action lawsuit in the San Diego County Superior Court under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action lawsuit related to 15 hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, Innkeepers JV, and/or certain third parties.  The lawsuit alleged various wage and hour law violations, including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs sought injunctive relief, money damages, penalties and interest. The parties reached a global settlement of the matter which was approved by the Court on February 5, 2016. As of March 31, 2016, we have paid our entire liability for this claim and therefore, there is zero remaining liability in accounts payable and accrued expenses.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, submerged, garages leases and office lease as of March 31, 2016, for the remainder of 2016 and for each of the next four calendar years and thereafter (in thousands):

	Ground Leases	Office Lease
	Amount
2016 (remaining nine months)	$910	$231
2017	1,215	745
2018	1,217	772
2019	1,220	792
2020	1,267	812
Thereafter	70,727	4,995
Total	$76,556	$8,347

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
The Company did not enter into any new management agreements during the three months ended March 31, 2016. Management fees totaled approximately $2,229 and $1,816, respectively, for the three months ended March 31, 2016 and 2015.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. The Company did not enter into any new franchise agreements during the three months ended March 31, 2016. Franchise and marketing fees totaled approximately $5,187 and $4,494, respectively, for the three months ended March 31, 2016 and 2015.
14.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of March 31, 2016, the Company had hotel management agreements with IHM to manage 36 of its wholly owned hotels. As of March 31, 2016, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the three months ended March 31, 2016 and 2015 were $2,175 and $1,751. At March 31, 2016 and December 31, 2015, the amounts due to IHM were $1,093 and $998, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, Inland JV and an entity, Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of NorthStar and 2.5% owned by Mr. Fisher. These costs relate primarily to corporate payroll costs at the NewINK JV and Inland JV where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity.
During 2014, Mr. Fisher entered into a joint venture agreement with NorthStar by which Mr. Fisher acquired a 2.5% non-voting interest in Castleblack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar amounts presented in this Item 2 are in thousands, except per share data, unless otherwise specified.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.
Statement Regarding Forward-Looking Information
The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as updated by the Company's subsequent filings with the SEC under the Exchange Act.
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
The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership"), draw-downs under our senior unsecured revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a joint venture with affiliates of NorthStar Realty Finance Corp. (“NorthStar”) that owns 47 hotels (the "NewINK JV") or distributions from our 10.0% investment in a joint venture with NorthStar that owns 48 hotels (the "Inland JV" and together with the NewINK JV, the "JVs"). We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At March 31, 2016, our leverage ratio was 41.4% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of March 31, 2016, we have total debt of $606,059 at an average rate of approximately 4.4%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Results of Operations
Industry Outlook
We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing improvement in the performance of the hotel lodging industry in 2016 as GDP is currently forecasted to grow approximately 2.0% in 2016 and 2.3% in 2017. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the seventh year of RevPAR growth in what some believe will be a longer cycle than those experienced in the past due to the fact that new room supply is forecast to grow only moderately. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw five consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR grew 2.7% and 7.9% during the three months ended March 31, 2016 and 2015, respectively, compared to the same period in the respective prior years. Primary hotel franchisor Marriott is projecting 2016 RevPAR growth of 3% to 5%. We are currently projecting RevPAR at our hotels to grow 2% to 3.5% in 2016 with ADR comprising all of our RevPAR growth.
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
Results of operations for the three months ended March 31, 2016 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 34 hotels at January 1, 2015 and owned a 10.3% joint venture interest in the NewINK JV and a 5.0% interest in the Torrance JV. We acquired one hotel in San Diego, CA (the "Gaslamp"hotel) on February 25, 2015, one hotel in Dedham, MA on July 17, 2105, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2016	March 31, 2015	% Change
Room	$63,934	$55,032	16.2%
Food and beverage	1,508	1,167	29.2%
Other	2,354	1,902	23.8%
Cost reimbursements from unconsolidated real estate entities	1,054	848	24.3%
Total revenue	$68,850	$58,949	16.8%
Total revenue was $68,850 for the quarter ended March 31, 2016, up $9,901 compared to total revenue of $58,949 for the corresponding 2015 period. Total revenue related to the four hotels acquired during or subsequent to the first quarter of 2015 contributed $7,861 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.9% and 93.4% of total revenue for the quarters ended March 31, 2016 and 2015, respectively. Room revenue was $63,934 and $55,032 for the quarters ended March 31, 2016 and 2015, respectively, with $7,116 of the increase in 2016 attributable to the four hotels acquired during or subsequent to the first quarter of 2015. For the 34 comparable hotels owned by us throughout both the 2016 and 2015 periods, room revenue was up $1,786, or 3.3%, driven primarily by RevPAR growth of 2.1% and occupancy growth of 1.5%.
Food and beverage revenue was $1,508 and $1,167 for three months ended March 31, 2016 and 2015, respectively. The increase of $341 relates primarily to the Marina del Rey, Ft. Lauderdale and Gaslamp hotels, which were acquired during or subsequent to the first quarter of 2015.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2,354 and $1,902 for the quarters ended March 31, 2016 and 2015, respectively. The increase in other operating revenue is primarily related to the four hotels acquired during or subsequent to the first quarter of 2015.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $1,054 and $848 for the three months ended March 31, 2016 and 2015, respectively. Costs increased due to increases in shared payroll and office expenses. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2016 and 2015 increased 2.7% and 7.9%, respectively, in the 2016 and 2015 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 2.6% and 6.9%, respectively, in the 2016 and 2015 periods as compared to the respective prior periods.
Since room revenue is the primary component of total revenue, our revenue results are dependent on maintaining and improving hotel occupancy, ADR and RevPAR at our hotels. Occupancy, ADR, and RevPAR results for the 38 wholly owned hotels are presented in the following table in each period to reflect operation of the hotels regardless of our ownership interest during the periods presented.

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Occupancy	77.7%	76.2%
ADR	$159.26	$158.21
RevPAR	$123.74	$120.57
The RevPAR increase of 2.6% was primarily due to an increase in ADR of 0.7% and an occupancy increase of 2.0%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2016	March 31, 2015	% Change
Hotel operating expenses:
Room	$13,812	$10,941	26.2%
Food and beverage	1,178	847	39.1%
Telephone	421	409	2.9%
Other	589	527	11.8%
General and administrative	5,497	4,642	18.4%
Franchise and marketing fees	5,187	4,494	15.4%
Advertising and promotions	1,352	1,220	10.8%
Utilities	2,382	2,326	2.4%
Repairs and maintenance	3,201	2,821	13.5%
Management fees	2,229	1,816	22.7%
Insurance	337	301	12.0%
Total hotel operating expenses	$36,185	$30,344	19.2%

Hotel operating expenses increased $5,841 to $36,185 for the three months ended March 31, 2016 from $30,344 for the three months ended March 31, 2015. Total hotel operating expenses related to the four hotels acquired during or subsequent to the first quarter of 2015 contributed $4,060 of the increase. For the 34 comparable hotels, total hotel operating expenses increased $1,781, or 4.3%.
Room expenses, which are the most significant component of hotel operating expenses, increased $2,871, or 26.2%, from $10,941 in 2015 to $13,812 in the first quarter of 2016. This compares to a 16.2% increase in room revenue over the same period in 2015 and an 11.0% increase in the number of rooms owned. The number of rooms for the quarter increased from 5,118 rooms in 2014 to 5,678 rooms in 2015 due to acquisitions. Total room expenses related to the four hotels acquired during or subsequent to the first quarter of 2015 contributed $1,425 of the increase in room expenses. For the 34 comparable hotels, total room operating expenses increased $1,446, or 8.8%, for the first quarter of 2016. Expenses increased due to increased salary and benefits.
The remaining hotel operating expenses increased $2,970, from $19,403 in the first quarter of 2015 to $22,373 in the first quarter of 2016. The increase in remaining hotel operating expenses is mainly attributable to the four hotels acquired during or subsequent to the first quarter of 2015, which contributed $2,635 of the increase, implying that the increase attributable to the comparable 34 hotels was $335, or 1.7%. Food and beverage expense increased primarily due to the Marina del Rey, Ft. Lauderdale and Gaslamp hotels that were acquired during or subsequent to the first quarter of 2015, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $952 from $11,523 for the three months ended March 31, 2015 to $12,475 for the three months ended March 31, 2016. The increase is due to the four hotels acquired during or subsequent to the first quarter of 2015, which contributed depreciation and amortization expense of $1,100. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses increased $938 from $4,085 for the three months ended March 31, 2015 to $5,023 for the three months ended March 31, 2016. The four hotels acquired during or subsequent to the first quarter of 2015 contributed $728 of the increase. The remaining increase is attributed to increased taxes at the 34 comparable hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $736 and $703 for the three months ended March 31, 2016 and 2015, respectively) decreased $348 to $2,376 for the three months ended March 31, 2016 from $2,724 in the three months ended March 31, 2015, primary attributable to decreased payroll costs.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $248 from $260 for the three months ended March 31, 2015 to $12 for the three months ended March 31, 2016. Hotel property acquisition costs of $260 in the 2015 period related to our acquisition of the Gaslamp hotel. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $1,054 and $848 for the quarters ended March 31, 2016 and 2015, respectively. Reimbursement costs increased due to an increase in the number of employees. These reimbursement costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income decreased $5 from $26 for the three months ended March 31, 2015 to $21 for the three months ended March 31, 2016.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $224 from $6,813 for the three months ended March 31, 2015 to $7,037 for the three months ended March 31, 2016 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2016	March 31, 2015	% Change

Mortgage debt interest	$6,269	$6,190	1.3%
Credit facility interest and unused fees	499	219	127.9%
Amortization of deferred financing costs	269	404	(33.4)%
Total	$7,037	$6,813	3.3%

The increase in interest expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to interest expense of $262 on a loan issued subsequent to the first quarter of 2015 having a total principal balance of $22,600 on the Marina del Rey hotel, offset by $183 of interest expense in 2015 related to mortgages that have been paid off for the Altoona and Washington hotels . The decrease in deferred financing costs relates to the lower loan costs for the new senior unsecured revolving credit facility. Interest expense on the Company's senior unsecured revolving credit facility increased due to increased utilization in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt increased $4 from the three months ended March 31, 2015, due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities increased $391 from $256 for the three months ended March 31, 2015 to $647 for the three months ended March 31, 2016. The increase is due primarily to loss a on the Inland JV of $505, which is conducting renovations at multiple hotels and a loss on the NewINK JV of $142, compared to a loss of $199 on the NewINK, a loss of $78 on the Inland JV and income of $21 for our 5% interest in a joint venture with Cerberus Capital Management (the "Torrance JV"), which we sold on December 30, 2015. for the three months ended March 31, 2015.
Income Tax Expense
Income tax expense remained the same at $0 for the three months ended March 31, 2015 and 2016, respectively. We are expecting increased income tax at our TRS Lessees in 2016. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $3,322 for the three months ended March 31, 2016, compared to net income of $1,419 for the three months ended March 31, 2015. The change in net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in this report and in the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2016 and 2015 (in thousands, except share data):

	For the three months ended
	March 31,
	2016	2015
Funds From Operations (“FFO”):
Net income	$3,322	$1,419
Noncontrolling interests	(22)	(8)
Depreciation	12,421	11,477
Adjustments for unconsolidated real estate entity items	1,962	1,812
FFO attributable to common shareholders	17,683	14,700
Hotel property acquisition costs and other charges	12	260
Loss on early extinguishment of debt	4	—
Adjustments for unconsolidated real estate entity items	10	12
Adjusted FFO attributable to common shareholders	$17,709	$14,972
Weighted average number of common shares
Basic	38,274,448	37,018,039
Diluted	38,671,129	37,322,278
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

The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended
	March 31,
	2016	2015
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$3,322	$1,419
Interest expense	7,037	6,813
Depreciation and amortization	12,475	11,523
Adjustments for unconsolidated real estate entity items	3,983	3,663
Noncontrolling interests	(22)	(8)
EBITDA	26,795	23,410
Hotel property acquisition costs and other charges	12	260
Loss on early extinguishment of debt	4	—
Adjustments for unconsolidated real estate entity items	10	36
Share based compensation	735	704
Adjusted EBITDA	$27,556	$24,410
We present Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing our Hotel EBITDA margins to those of our peer companies. Hotel EBITDA represents the results of operations for our wholly owned hotels only.
The following is a presentation of Hotel EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

		For the three months ended
		March 31,
		2016	2015

Net Income		3,322	1,419
Add:	Interest expense	7,037	6,813
	Depreciation and amortization	12,475	11,523
	General and administrative	3,112	3,427
	Hotel property acquisition costs and other charges	12	260
	Loss from unconsolidated real estate entities	647	256
	Loss on early extinguishment of debt	4	—
Less:	Interest and other income	(21)	(26)
	Adjusted Hotel EBITDA	$26,588	$23,672

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
As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $12,479 and $21,036, respectively. We are required to maintain at least a total of $10,000 of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $179,420 available under our $250,000 senior unsecured revolving credit facility as of March 31, 2016.
For the three months ended March 31, 2016, net cash flows provided by operations were $14,070, driven by net income of $3,322, $14,128 of non-cash items, including $12,742 of depreciation and amortization and $735 of share-based compensation expense and a $647 related to loss from unconsolidated entities and a $4 of loss on early extinguishment of debt. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3,380. Net cash flows used in investing activities were $6,153, primarily related capital improvements on our 38 wholly owned hotels of $4,593 and $2,147 related to required escrow deposits of restricted cash, reduced by distributions of $587 from unconsolidated real estate entities. Net cash flows used by financing activities were $16,474, comprised of $88 raised through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowings on our senior unsecured revolving credit facility of $5,000, principal payments or payoffs on mortgage debt of $6,813, payments of deferred financing and offering costs of $19, and distributions to shareholders of $14,730.

For the three months ended March 31, 2015, net cash flows provided by operations were $12,764, driven by net income of $1,419 offset by $12,886 of non-cash items, including $11,926 of depreciation and amortization, $704 of share-based compensation expense and $256 related to the loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $1,541. Net cash flows used in investing activities were $95,987, primarily related to the purchase of the Residence Inn San Diego Gaslamp for $90,155, capital improvements on our 35 wholly owned hotels of $4,470, $2,654 related to the required escrow deposits of restricted cash, reduced by distributions of $1,292 from unconsolidated real estate entities. Net cash flows provided by financing activities were $84,944, comprised of $120,782 raised from our issuance of commons shares in our January 2015 underwritten public offering and through our DRSPP, net repayments on our senior secured revolving credit facility of $17,500, principal payments or payoffs on mortgage debt of $5,570, payments of deferred financing and offering costs of $2,198, distributions to shareholders of $10,547 and repurchase of vested common shares of $22.
In January 2015, we changed the monthly dividend and distribution from $0.08 to $0.10 per common share and LTIP unit. In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.30 and $0.31 per common share and LTIP unit for the three months ended March 31, 2015 and 2016, respectively.
Liquidity and Capital Resources

At March 31, 2016, our leverage ratio was 41.4% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At March 31, 2016, we have total debt of $606,059 at an average rate of approximately 4.4%. Accordingly, our debt coverage ratios are currently in a favorable position and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At March 31, 2016 and December 31, 2015, we had $70,580 and $65,580, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At March 31, 2016, the maximum borrowing availability under the senior unsecured revolving credit facility was approximately $250,000. We also had mortgage debt on individual hotels aggregating $535,479 and $542,292 at March 31, 2016 and December 31, 2015, respectively.
The senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2016. We expect to meet all financial covenants during the remainder of 2016 based upon our current projections.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior unsecured revolving credit facility or through the encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.
Through our $25 million DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of March 31, 2016, we issued 10,034 shares under the DRSPP at a weighted average price of $22.76. As of March 31, 2016, there was approximately $24.8 million available for issuance under the DRSPP.

In January 2014, we also established our ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. For the three months ended March 31, 2016, we did not issue any shares under the ATM Plan. Total shares issued under the ATM Plan are 880,820 at a weighted average price of $23.54 raising net proceeds after sales commissions and fees of approximately $20,736. As of March 31, 2016, there was approximately $29.3 million available for issuance under the ATM Plan.
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
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. In January 2015, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.10 per common share and LTIP unit. In March 2016, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the three months ended March 31, 2016 were $0.31 per common share and LTIP unit.
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
For the three months ended March 31, 2016 and 2015, we invested approximately $9.8 million and $5.9 million on capital investments in our hotels, respectively. Of the $9.8 million spent in the three months ended March 31, 2016, $7.8 million related to planned renovations, discretionary and emergency expenditures and $2.0 million was related to the expansions of our Silicon Valley properties. We expect to invest an additional $11.2 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2016.
The Company is planning to develop and expand three of the Silicon Valley hotels it acquired in June 2014. The expansions are expected to include a new lobby and public spaces in each location. As part of this expansion, the Company is currently moving forward with the 32-room expansion of the Residence Inn Mountain View.  We expect to commence the expansions of the two Sunnyvale Residence Inns in late 2016. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $80 million to $85 million. We have spent $5.7 million on the expansions through March 31, 2016 and expect to spend approximately $7.1 million more through the remainder of 2016.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at March 31, 2016, other than non-recourse debt associated with the NewINK JV and the Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$8,347	$231	$1,517	$1,604	$4,995
Revolving credit facility, including interest (2)	80,901	1,777	4,380	74,744	—
Ground leases	76,556	910	2,432	2,487	70,727
Property loans, including interest (2)	708,742	21,932	58,924	65,573	562,313
Total	$874,546	$24,850	$67,253	$144,408	$638,035

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after March 31, 2016. Interest payments are based on the interest rate in effect as of March 31, 2016. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.
The Company’s ownership interests in the NewINK JV and the Inland JV are subject to change in the event that either we or NorthStar calls for additional capital contributions to the respective JVs, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV and Inland JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. NorthStar may also approve certain actions by its JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.
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

Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

Refer to footnote three, Recently Issued Accounting Standards for all new recently issued accounting standards.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2016 and December 31, 2015 was $545,239 and $522,713, respectively.
At March 31, 2016, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2016 that are sensitive to changes in interest rates (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$—	—	70,580	—	$70,580	$70,575
Average interest rate (1)	—	—	—	—	2.34%	—	2.34%
Fixed rate:
Debt	$3,054	$4,302	$5,374	$7,340	$9,899	$505,510	$535,479	$545,239
Average interest rate	4.77%	4.76%	4.69%	4.68%	4.67%	4.65%	4.65%
(1) Weighted average interest rate based on borrowings at LIBOR of 0.44% plus a margin of 1.65% and prime rate of 4.15% at March 31, 2016.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $705 annually. This assumes that the amount outstanding under our floating rate debt remains $70,580, the balance as of March 31, 2016

Item 4. Controls and Procedures.
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. An affiliate of the Company was a defendant, along with IHM, in a class action lawsuit in the San Diego County Superior Court under the title Martinez et al v. Island Hospitality Management, Inc., et al. Case No. 37-2012-00096221-CU-OE-CTL.  The class action lawsuit related to 15 hotels operated by IHM in the state of CA and owned by affiliates of the Company, NewINK JV, Innkeepers JV, and/or certain third parties.  The lawsuit alleged various wage and hour law violations, including unpaid off-the-clock work, failure to provide meal breaks and failure to provide rest breaks.  The plaintiffs sought injunctive relief, money damages, penalties and interest. The parties reached a global settlement of the matter which was approved by the Court on February 5, 2016. As of March 31, 2016, we have paid our entire liability for this claim and therefore, there is zero remaining liability in accounts payable and accrued expenses.
Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 5, 2016	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)