Form 10-Q
period 2016-06-30
Chatham Lodging Trust
filed 2016-08-03
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Common Shares of Beneficial Interest ($0.01 par value per share)	38,354,540

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Investment in hotel properties, net	$1,247,305	$1,258,452
Cash and cash equivalents	15,308	21,036
Restricted cash	22,508	19,273
Investment in unconsolidated real estate entities	21,853	23,618
Hotel receivables (net of allowance for doubtful accounts of $125 and $95, respectively)	6,281	4,433
Deferred costs, net	5,072	5,365
Prepaid expenses and other assets	5,437	5,052
Total assets	$1,323,764	$1,337,229
Liabilities and Equity:
Mortgage debt	$532,105	$539,623
Revolving credit facility	66,280	65,580
Accounts payable and accrued expenses	26,389	25,100
Distributions and losses in excess of investments of unconsolidated real estate entities	4,712	2,703
Distributions payable	4,658	7,221
Total liabilities	634,144	640,227
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2016 and December 31, 2015	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,352,554 and 38,308,937 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	380	379
Additional paid-in capital	721,171	719,773
Retained earnings (distributions in excess of retained earnings)	(36,399)	(27,281)
Total shareholders’ equity	685,152	692,871
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	4,468	4,131
Total equity	689,620	697,002
Total liabilities and equity	$1,323,764	$1,337,229
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Room	$72,768	$67,698	$136,702	$122,729
Food and beverage	1,726	1,355	3,234	2,522
Other	2,637	2,492	4,990	4,427
Cost reimbursements from unconsolidated real estate entities	870	869	1,924	1,717
Total revenue	78,001	72,414	146,850	131,395
Expenses:
Hotel operating expenses:
Room	14,574	12,755	28,385	23,696
Food and beverage	1,245	973	2,423	1,820
Telephone	430	416	851	825
Other hotel operating	638	661	1,227	1,188
General and administrative	5,700	5,330	11,196	9,971
Franchise and marketing fees	5,948	5,560	11,136	10,055
Advertising and promotions	1,344	1,192	2,696	2,411
Utilities	2,235	2,100	4,617	4,426
Repairs and maintenance	3,158	2,856	6,359	5,677
Management fees	2,384	2,197	4,613	4,013
Insurance	338	285	675	586
Total hotel operating expenses	37,994	34,325	74,178	64,668
Depreciation and amortization	12,281	12,063	24,756	23,586
Property taxes, ground rent and insurance	5,014	4,254	10,037	8,339
General and administrative	2,972	2,156	6,084	5,583
Hotel property acquisition costs and other charges	298	524	310	784
Reimbursed costs from unconsolidated real estate entities	870	869	1,924	1,717
Total operating expenses	59,429	54,191	117,289	104,677
Operating income	18,572	18,223	29,561	26,718
Interest and other income	15	166	36	160
Interest expense, including amortization of deferred fees	(7,092)	(6,852)	(14,129)	(13,665)
Loss on early extinguishment of debt	—	—	(4)	—
Income from unconsolidated real estate entities	942	1,333	295	1,077
Loss on sale from unconsolidated real estate entities	(8)	—	(8)	—
Income before income tax expense	12,429	12,870	15,751	14,290
Income tax expense	(179)	(25)	(179)	(25)
Net income	12,250	12,845	15,572	14,265
Net income attributable to noncontrolling interests	(82)	(82)	(104)	(90)
Net income attributable to common shareholders	$12,168	$12,763	$15,468	$14,175

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.32	$0.33	$0.40	$0.37
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.31	$0.33	$0.40	$0.37
Weighted average number of common shares outstanding:
Basic	38,299,132	38,211,833	38,286,790	37,618,234
Diluted	38,734,987	38,618,824	38,704,693	38,022,675
Distributions declared per common share:	$0.33	$0.30	$0.64	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2015	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $2,001	4,026,318	40	118,748	—	118,788	—	118,788
Issuance of restricted time-based shares	49,110	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	769	—	769	311	1,080
Dividends declared on common shares ($0.60 per share)	—	—	—	(23,025)	(23,025)	—	(23,025)
Distributions declared on LTIP units ($0.60 per unit)	—	—	—	—	—	(173)	(173)
Reallocation of noncontrolling interest	—	—	(320)	—	(320)	320	—
Net income	—	—	—	14,175	14,175	90	14,265
Balance, June 30, 2015	38,306,743	$379	$718,905	$(19,970)	$699,314	$3,963	$703,277
Balance, January 1, 2016	38,308,937	$379	$719,773	$(27,281)	$692,871	$4,131	$697,002
Issuance of shares pursuant to Equity Incentive Plan	34,339	—	550	—	550	—	550
Issuance of shares, net of offering costs of $1	9,278	1	191	—	192	—	192
Amortization of share based compensation	—	—	646	—	646	598	1,244
Dividends declared on common shares ($0.64 per share)	—	—	—	(24,586)	(24,586)	—	(24,586)
Distributions declared on LTIP units ($0.64 per unit)	—	—	—	—	—	(354)	(354)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	15,468	15,468	104	15,572
Balance, June 30, 2016	38,352,554	$380	$721,171	$(36,399)	$685,152	$4,468	$689,620
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$15,572	$14,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,649	23,493
Amortization of deferred franchise fees	107	93
Amortization of deferred financing fees included in interest expense	548	855
Loss on early extinguishment of debt	4	—
Share based compensation	1,495	1,355
Income from unconsolidated real estate entities	(295)	(1,077)
Changes in assets and liabilities:
Hotel receivables	(1,850)	(1,348)
Deferred costs	(94)	(608)
Prepaid expenses and other assets	(426)	(1,119)
Accounts payable and accrued expenses	(98)	1,544
Net cash provided by operating activities	39,612	37,453
Cash flows from investing activities:
Improvements and additions to hotel properties	(11,774)	(9,154)
Acquisition of hotel properties, net of cash acquired	—	(90,155)
Distributions from unconsolidated entities	4,069	3,932
Restricted cash	(3,235)	(6,515)
Net cash used in investing activities	(10,940)	(101,892)
Cash flows from financing activities:
Borrowings on revolving credit facility	24,450	5,000
Repayments on revolving credit facility	(23,750)	(27,500)
Payments on debt	(1,784)	(1,582)
Principal prepayment of mortgage debt	(5,954)	(4,760)
Payment of financing costs	(50)	(374)
Payment of offering costs	(1)	(2,001)
Proceeds from issuance of common shares	192	120,789
In-substance repurchase of vested common shares	—	(22)
Distributions-common shares/units	(27,503)	(22,113)
Net cash provided by (used in) financing activities	(34,400)	67,437
Net change in cash and cash equivalents	(5,728)	2,998
Cash and cash equivalents, beginning of period	21,036	15,077
Cash and cash equivalents, end of period	$15,308	$18,075
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,486	$12,409
Cash paid for income taxes	$485	$95
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
As of June 30, 2016, the Company had accrued distributions payable of $4,658. These distributions were paid on July 29, 2016, except for $400 related to accrued but unpaid distributions on unvested performance based shares and LTIP units (See Note 12). As of June 30, 2015, the Company had accrued distributions payable of $3,968. These distributions were paid on July 31, 2015, except for $112 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $250 and $275 is included in accounts payable and accrued expenses as of June 30, 2016 and 2015, respectively.
Accrued capital improvements of $2,918 and $1,544 are included in accounts payable and accrued expenses as of June 30, 2016 and 2015, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50,000 by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of June 30, 2016, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54. As of June 30, 2016, there was approximately $29.3 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25,000 dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of June 30, 2016, we had issued 14,873 shares under the DRSPP at a weighted average price of $22.31. As of June 30, 2016, there was approximately $24.7 million available for issuance under the DRSPP.
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
The net proceeds from any share offerings or issuances are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership ("LTIP units"), which are presented as non-controlling interests on our consolidated balance sheets.
On January 1, 2016, the Company adopted accounting guidance under Accounting Standards Codification (ASC) Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a VIE of the Company. As the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Company.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.  In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.
As of June 30, 2016, the Company wholly owned 38 hotels with an aggregate of 5,680 rooms located in 15 states and the District of Columbia. As of June 30, 2016, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. In December 2015, the Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").

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
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of June 30, 2016, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of June 30, 2016, all of the NewINK JV hotels were managed by IHM. As of June 30, 2016, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments consisting of normal, recurring adjustments which are considered necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors, including the timing of the acquisition of hotels.
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

4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
No acquisitions were completed in the three and six months ended June 30, 2016. The Company incurred acquisition costs of $298 and $310, respectively, during the three and six months ended June 30, 2016 and $524 and $784, respectively, during the three and six months ended June 30, 2015. Property acquisition costs incurred during three and six months ended June 30, 2016 related to prior acquisitions for which final amounts were more than previously accrued.

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three and six months ended June 30, 2015. There were no hotels acquired in 2016. The hotels acquired in 2015 are presented as if the acquisitions had taken place on January 1, 2014. Supplemental pro forma earnings were adjusted to exclude $42 and $122, respectively, of acquisition costs incurred in the three and six months ended June 30, 2015 and include these acquisition costs in 2014. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended	For the six months ended
	June 30,	June 30,
	2015	2015
Pro forma total revenue	$77,780	$143,914
Pro forma net income	$13,674	$16,068
Pro forma income per share:
Basic	$0.36	$0.42
Diluted	$0.35	$0.42
Weighted average Common Shares Outstanding
Basic	38,299,132	38,286,790
Diluted	38,734,987	38,704,693
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $125 and $95 as of June 30, 2016 and December 31, 2015, respectively.
6.    Investment in Hotel Properties
Investment in hotel properties as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$274,543	$274,543
Building and improvements	1,034,807	1,031,649
Furniture, fixtures and equipment	53,497	63,542
Renovations in progress	14,654	8,829
	1,377,501	1,378,563
Less: accumulated depreciation	(130,196)	(120,111)
Investment in hotel properties, net	$1,247,305	$1,258,452

7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV for $1,649. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the three and six months ended June 30, 2016 and 2015, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016(1)	2015
Cash generated from other activities and excess cash	$—	$—	$—	$45
Total	$—	$—	$—	$45
(1) The Company sold its 5% interest in the Torrance JV in December 2015.
On December 30, 2015, the Torrance JV completed the sale of the 248-room Residence Inn by Marriott in Torrance, CA for $51,750 to BRE Torrance Holdco LLC ("BRE"). The gain from the Company's sale of its 5% interest in the Torrance JV was approximately $3,568.

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of Northstar and the Operating Partnership. Northstar owns a 89.7% interest in the NewINK JV and the Company owns a 10.3% interest. As of June 30, 2016 and 2015, the Company’s share of partners’ capital in the NewINK JV is approximately $11,807 and $20,400, respectively and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $16,519 and $19,700 (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the three and six months ended June 30, 2016 and 2015, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash generated from other activities and excess cash	$1,747	$1,670	$2,569	$2,492
Total	$1,747	$1,670	$2,569	$2,492

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns a 90.0% interest in the Inland JV and the Company owns a 10.0% interest. The Company serves as managing member of the Inland JV. The Company accounts for this investment under the equity method. During the three and six months ended June 30, 2016 and 2015, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash generated from other activities and excess cash	$1,500	$970	$1,500	$1,395
Total	$1,500	$970	$1,500	$1,395

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or NorthStar calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company could be required under its unconditional guaranty to repay portions of the debt of the JVs. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. NorthStar may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.

The Company's investment in the NewINK JV and the Inland JV were $(4,712) and $21,853, respectively, at June 30, 2016 and $(2,703) and $23,618, respectively, at December 31, 2015. The Company's interest in the Torrance JV was sold on December 30, 2015. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the NewINK JV and Inland JV (the Torrance JV is not material) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$130,813	$131,809	$239,260	$239,667
Total hotel operating expenses	74,604	73,132	142,452	140,387
Operating income	$56,209	$58,677	$96,808	$99,280
Net income (loss) from continuing operations	$7,769	$11,293	$(121)	$7,113
Net income (loss)	$7,769	$11,293	$(121)	$7,113

Income (loss) allocable to the Company	$792	$1,144	$(5)	$717
Basis difference adjustment	150	150	300	300
Total income from unconsolidated real estate entities attributable to the Company	$942	$1,294	$295	$1,017

8.    Debt
The Company’s mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	6/30/16 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2016	December 31, 2015
Senior Unsecured Revolving Credit Facility (1)	2.56%	November 25, 2019	$—	$66,280	$65,580
Courtyard by Marriott Altoona, PA (2)	5.96%	April 1, 2016	9,917	—	5,954
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,545	14,321	14,496
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,963	29,294	29,555
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	33,625	16,729	16,880
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	31,269	22,914	23,124
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	30,847	18,942	19,123
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	36,272	23,069	23,268
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	70,050	46,561	46,907
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	41,185	33,919	34,000
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	84,976	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	92,975	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	66,886	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	56,677	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	37,946	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	43,510	22,330	22,510
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,494	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	29,928	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,163	18,300	18,300

Total debt before unamortized debt issue costs			$758,228	$600,834	$607,872
Unamortized mortgage debt issue costs				(2,449)	(2,669)
Total debt outstanding				$598,385	$605,203

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

(2)	On January 4, 2016, the Company paid off the loan secured by the Courtyard by Marriott Altoona, PA hotel, due April 1, 2016.
At June 30, 2016 and December 31, 2015, the Company had $66,280 and $65,580, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At June 30, 2016, the maximum borrowing availability under the senior unsecured revolving credit facility was $250,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2016 and December 31, 2015 was $536,794 and $522,713, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of June 30, 2016, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2016 and December 31, 2015 was $66,276 and $65,574, respectively.

As of June 30, 2016, the Company was in compliance with all of its financial covenants. At June 30, 2016, the Company’s consolidated fixed charge coverage ratio was 3.47. and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of June 30, 2016, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2016 (remaining six months)	$2,159
2017	4,302
2018	5,374
2019	73,620
2020	9,899
Thereafter	505,480
Total debt before unamortized debt issue costs	$600,834
Unamortized mortgage debt issue costs	(2,449)
Total debt outstanding	$598,385
9.    Income Taxes
The Company’s TRSs are subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Federal	$152	$16	$152	$16
State	27	9	27	9
Tax expense	$179	$25	$179	$25
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of June 30, 2016, management determined that sufficient positive evidence exists to conclude that it is more likely than not that the additional deferred taxes of $299 will be realizable against the current period's earnings, and therefore, released the related valuation allowance in accordance with GAAP for intraperiod tax allocation.

10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended June 30, 2016 and $0.64 per share and distributions on LTIP units of $0.64 per unit for the six months ended June 30, 2016. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/29/2016	2/26/2016	$0.10	$0.10
February	2/29/2016	3/25/2016	0.10	0.10
March	3/31/2016	4/29/2016	0.11	0.11
1st Quarter 2016			$0.31	$0.31

April	4/29/2016	5/27/2016	$0.11	$0.11
May	5/31/2016	6/24/2016	0.11	0.11
June	6/30/2016	7/29/2016	0.11	$0.11
2nd Quarter 2016			$0.33	$0.33

Total 2016			$0.64	$0.64
A special dividend payment of $0.08 per share was authorized by the Company's Board of Trustees and declared on December 31, 2015. This special dividend was paid on January 29, 2016 to shareholders of record on January 15, 2016 and will be taxable to shareholders in 2016.

11.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. Unvested restricted shares, unvested LTIP units and unvested Class A Performance units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$12,168	$12,763	$15,468	$14,175
Dividends paid on unvested shares and units	(48)	(28)	(94)	(72)
Net income attributable to common shareholders	$12,120	$12,735	$15,374	$14,103
Denominator:
Weighted average number of common shares - basic	38,299,132	38,211,833	38,286,790	37,618,234
Effect of dilutive securities:
Unvested shares	435,855	406,991	417,903	404,441
Weighted average number of common shares - diluted	38,734,987	38,618,824	38,704,693	38,022,675
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.32	$0.33	$0.40	$0.37
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.31	$0.33	$0.40	$0.37

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and out-performance based units, for which dividends on unvested performance based shares and units are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2016 and 2015, the Company issued 26,488 and 14,113 common shares, respectively, to its independent trustees as compensation for services performed in 2015 and 2014. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the ten trading days immediately preceding the reporting date. The Company would have distributed 11,650 common shares for services performed in 2016 had this liability classified award been satisfied as of June 30, 2016. As of June 30, 2016, there were 1,875,052 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of June 30, 2016 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of June 30, 2016
2014 Time-based Awards	1/31/2014	48,213	32,142
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	13,387
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	2,983
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

A summary of the Company’s restricted share awards for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	Six Months Ended		Year Ended
	June 30, 2016		December 31, 2015
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	170,480	$21.38	179,641	$14.92
Granted	—	—	85,254	26.59
Vested	(59,655)	20.14	(94,415)	13.80
Non-vested at end of the period	110,825	$22.05	170,480	$21.38
As of June 30, 2016 and December 31, 2015, there were $1,484 and $2,131, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2016, these costs were expected to be recognized over a weighted–average period of approximately 1.4 years. For the three months ended June 30, 2016 and 2015, the Company recognized approximately $316 and $399, respectively, and for the six months ended June 30, 2016 and 2015, the Company recognized approximately $647 and $769, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $319 and $116 in compensation expense related to the LTIP units for the three months ended June 30, 2016 and 2015, respectively, and $598 and $311 in compensation expense related to the LTIP units for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, there was $3,222 and $2,166, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.7 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these units have vested as of June 30, 2016. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of June 30, 2016, 100% of these units have vested. Accordingly, these LTIP units awarded in 2010 are allocated their pro-rata share of the Company's net income.

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
Time-Based Equity Incentive Awards

On January 28, 2016, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 72,966 time-based awards (the “2016 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").
The 2016 Time-Based LTIP Unit Awards will vest ratably on each of January 28, 2017, January 28, 2018 and January 28, 2019 (provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company). Prior to vesting, a holder is entitled to receive distributions on and to vote the LTIP Units that comprise the 2016 Time-Based LTIP Unit Awards. Compensation expense is based on an estimated value of $16.69 per 2016 Time-Based LTIP Unit Award.
Performance-Based Equity Incentive Awards

On January 28, 2016, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 39,285 performance-based awards (the "2016 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that provide for performance-based vesting (the "LTIP Unit Performance-Based Vesting Agreement"). The 2016 Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units of the Operating Partnership (“Class A Performance LTIP Units”) that will vest only if and to the extent that (i) the Company achieves certain long-term performance criteria established by the Compensation Committee and set forth in the LTIP Unit Performance-Based Vesting Agreement and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $11.09 per 2016 Performance-Based LTIP Unit Awards, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.

The 2016 Performance-Based LTIP Unit Awards shall vest based on the following:

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

The grant date fair value of the performance LTIP awards were determined using a Monte Carlo simulation method with the following assumptions (based on the three-year risk free U.S. Treasury yield over the measurement period of the LTIP awards):

	Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate	Discount
Outperformance Plan	6/1/2015	26%	4.5%	0.95%	—%
2016 Time-Based LTIP Unit Awards	1/28/2016	28%	—%	0.79%	7.5%
2016 Performance-Based LTIP Unit Awards	1/28/2016	30%	5.8%	1.13%	—%

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
The New Rochelle Residence Inn is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Rent for 2016 is equal to approximately $27 per quarter.
The Marina del Rey hotel is subject to a ground lease with an expiration date of December 31, 2067. Minimum monthly payments are currently $43 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income received.
The Company entered into a new corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, submerged, garages leases and office lease as of June 30, 2016, for the remainder of 2016 and for each of the next four calendar years and thereafter (in thousands):

	Ground Leases	Office Lease
	Amount
2016 (remaining six months)	$607	$231
2017	1,215	745
2018	1,217	772
2019	1,220	792
2020	1,267	812
Thereafter	70,727	4,995
Total	$76,253	$8,347

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
The Company did not enter into any new management agreements during the three and six months ended June 30, 2016. Management fees totaled approximately $2,384 and $2,197, respectively, for the three months ended June 30, 2016 and 2015, respectively, and approximately $4,613 and $4,013, respectively for the six months ended June 30, 2016 and 2015.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. The Company did not enter into any new franchise agreements during the three and six months ended June 30, 2016. Franchise and marketing fees totaled approximately $5,948 and $5,560, respectively, for the three months ended June 30, 2016 and 2015 and approximately $11,136 and $10,055, respectively, for the six months ended June 30, 2016 and 2015.
14.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of June 30, 2016, the Company had hotel management agreements with IHM to manage 36 of its wholly owned hotels. As of June 30, 2016, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the three months ended June 30, 2016 and 2015 were $2,322 and $2,124, respectively, and for the six months ended June 30, 2016 and 2015 were $4,495 and $3,874, respectively. At June 30, 2016 and December 31, 2015, the amounts due to IHM were $696 and $998, respectively.
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

At June 30, 2016, our leverage ratio was 41.0% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of June 30, 2016, we have total debt of $600,834 at an average rate of approximately 4.4%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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
Financial Condition and Operating Performance Metrics
We measure our financial condition and hotel operating performance by evaluating financial metrics and measures such as:

•	Revenue Per Available Room (“RevPAR”),

•	Average Daily Rate (“ADR”),

•	Occupancy,

•	Funds From Operations (“FFO”),

•	Adjusted FFO,

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”),

•	Adjusted EBITDA, and

•	Adjusted Hotel EBITDA
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
“Non-GAAP Financial Measures” provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations
Industry Outlook
We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. We expect a continuing modest improvement in the performance of the hotel lodging industry in 2016 as GDP is currently forecasted to grow approximately 1.9% in 2016 and 2.1% in 2017. As reported by Smith Travel Research, monthly industry RevPAR has been higher year over year since March 2010, so we are into the seventh year of RevPAR growth. As a comparison, from 1992 to 2000, the industry saw nine consecutive years of RevPAR growth and from 2003 to 2007 the industry saw five consecutive years of RevPAR growth. As reported by Smith Travel Research, industry RevPAR grew 3.5% and 6.5% during the three months ended June 30, 2016 and 2015, respectively, compared to the same period in the respective prior years. New room supply growth was 1.5% in the U.S. and 2.0% in the top 25 lodging markets for the three months ended June 30, 2016. Continued supply growth, especially when coupled with slowing corporate demand, could negatively impact RevPAR growth. Primary hotel franchisor Marriott is projecting 2016 RevPAR growth of 3%. We are currently projecting RevPAR at our hotels to grow 0% to 1.0% in 2016 with ADR comprising all of our RevPAR growth.
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015
Results of operations for the three months ended June 30, 2016 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 35 hotels at April 1, 2015 and owned a 10.3% joint venture interest in the NewINK JV, a 10% interest in the Inland JV and a 5.0% interest in the Torrance JV. We acquired one hotel in Dedham, MA on July 17, 2105, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2016	June 30, 2015	% Change
Room	$72,768	$67,698	7.5%
Food and beverage	1,726	1,355	27.4%
Other	2,637	2,492	5.8%
Cost reimbursements from unconsolidated real estate entities	870	869	0.1%
Total revenue	$78,001	$72,414	7.7%
Total revenue was $78,001 for the quarter ended June 30, 2016, up $5,587 compared to total revenue of $72,414 for the corresponding 2015 period. Total revenue related to the three hotels acquired subsequent to the second quarter of 2015 contributed $5,207 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.3% and 93.5% of total revenue for the quarters ended June 30, 2016 and 2015, respectively. Room revenue was $72,768 and $67,698 for the quarters ended June 30, 2016 and 2015, respectively, with $4,762 of the increase in 2016 attributable to the three hotels acquired subsequent to the second quarter of 2015. For the 35 comparable hotels owned by us throughout both the 2016 and 2015 periods, room revenue was up $308, driven primarily by ADR growth of 0.5%.
Food and beverage revenue was $1,726 and $1,355 for three months ended June 30, 2016 and 2015, respectively. The increase of $371 relates primarily to the Marina del Rey and Ft. Lauderdale hotels, which were acquired subsequent to the second quarter of 2015.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2,637 and $2,492 for the quarters ended June 30, 2016 and 2015, respectively. The increase in other operating revenue is primarily related to the three hotels acquired subsequent to the second quarter of 2015.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $870 and $869 for the three months ended June 30, 2016 and 2015, respectively. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2016 and 2015 increased 3.5% and 6.5%, respectively, in the 2016 and 2015 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 0.6% and 6.4%, respectively, in the 2016 and 2015 periods as compared to the respective prior periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of June 30, 2016 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

	For the three months ended June 30,
	2016		2015		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (34 hotels)	Same Property(38 hotels)	Actual (38/34 hotels)
Occupancy	85.7%	85.7%	85.7%	85.8%	0.0%	(0.1)%
ADR	$164.28	$164.28	$163.21	$164.27	0.7%	0.0%
RevPAR	$140.78	$140.78	$139.91	$138.89	0.6%	1.4%
The RevPAR increased 0.6% primarily due to an increase in ADR of 0.7%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2016	June 30, 2015	% Change
Hotel operating expenses:
Room	$14,574	$12,755	14.3%
Food and beverage	1,245	973	28.0%
Telephone	430	416	3.4%
Other	638	661	(3.5)%
General and administrative	5,700	5,330	6.9%
Franchise and marketing fees	5,948	5,560	7.0%
Advertising and promotions	1,344	1,192	12.8%
Utilities	2,235	2,100	6.4%
Repairs and maintenance	3,158	2,856	10.6%
Management fees	2,384	2,197	8.5%
Insurance	338	285	18.6%
Total hotel operating expenses	$37,994	$34,325	10.7%

Hotel operating expenses increased $3,669 to $37,994 for the three months ended June 30, 2016 from $34,325 for the three months ended June 30, 2015. Total hotel operating expenses related to the three hotels acquired subsequent to the second quarter of 2015 contributed $2,713 of the increase. For the 35 comparable hotels, total hotel operating expenses increased $956, or 2.8%.
Room expenses, which are the most significant component of hotel operating expenses, increased $1,819, or 14.3%, from $12,755 in 2015 to $14,574 in the second quarter of 2016. This compares to a 7.5% increase in room revenue over the same period in 2015 and an 6.1% increase in the number of rooms owned. The number of rooms for the quarter increased from 5,355 rooms in 2015 to 5,680 rooms in 2016 due to acquisitions. Total room expenses related to the three hotels acquired during or subsequent to the first quarter of 2015 contributed $910 of the increase in room expenses. For the 35 comparable hotels, total room operating expenses increased $909, or 7.1%, for the second quarter of 2016. Expenses increased due to increased salary and benefits.
The remaining hotel operating expenses increased $1,850, from $21,570 in the second quarter of 2015 to $23,420 in the second quarter of 2016. The increase in remaining hotel operating expenses is mainly attributable to the three hotels acquired subsequent to the second quarter of 2015, which contributed $1,806 of the increase, implying that the increase attributable to the 35 comparable hotels was $44. Food and beverage expense increased primarily due to the Marina del Rey and Ft. Lauderdale hotels that were acquired during or subsequent to the second quarter of 2015, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $218 from $12,063 for the three months ended June 30, 2015 to $12,281 for the three months ended June 30, 2016. The increase is due to the three hotels acquired subsequent to the second quarter of 2015, which contributed depreciation and amortization expense of $702, offset by lower depreciation at the 35 comparable hotels of $484, due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses increased $760 from $4,254 for the three months ended June 30, 2015 to $5,014 for the three months ended June 30, 2016. The three hotels acquired during or subsequent to the second quarter of 2015 contributed $464 of the increase. The remaining increase is attributed to increased taxes at the 35 comparable hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $759 and $652 for the three months ended June 30, 2016 and 2015, respectively) increased $709 to $2,213 for the three months ended June 30, 2016 from $1,504 in the three months ended June 30, 2015, primary attributable to increased payroll costs, franchise taxes, office expenses.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $226 from $524 for the three months ended June 30, 2015 to $298 for the three months ended June 30, 2016. Property acquisition costs of $297 in the 2016 period related to a prior acquisition for which final amounts were more than previously accrued. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $870 and $869 for the quarters ended June 30, 2016 and 2015, respectively. These reimbursement costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income decreased $151 from $166 for the three months ended June 30, 2015 to $15 for the three months ended June 30, 2016. $150 of the decrease is related to services provided to NorthStar in 2015.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $240 from $6,852 for the three months ended June 30, 2015 to $7,092 for the three months ended June 30, 2016 and is comprised of the following (dollars in thousands):

	For the three months ended
	June 30, 2016	June 30, 2015	% Change

Mortgage debt interest	$6,302	$6,222	1.3%
Credit facility interest and unused fees	510	177	188.1%
Amortization of deferred financing costs	280	453	(38.2)%
Total	$7,092	$6,852	3.5%

The increase in interest expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to interest expense of $264 on a loan assumed subsequent to the second quarter of 2015 having a total principal balance of $22,600 on the Marina del Rey hotel, offset by $93 of interest expense in 2015 related to a mortgage that has been paid off for the Altoona hotel. The decrease in deferred financing costs relates to the lower loan costs for the new senior unsecured revolving credit facility. Interest expense on the Company's senior unsecured revolving credit facility increased due to increased utilization in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities decreased $391 from $1,333 for the three months ended June 30, 2015 to $942 for the three months ended June 30, 2016. The decrease is due primarily to income on the Inland JV of $239, which is conducting renovations at multiple hotels and income on the NewINK JV of $703 for the three months ended June 30, 2016, compared to income of $602 on the Inland JV and income of $692 on the NewINK JV, and income of $39 for our 5% interest in a joint venture with Cerberus Capital Management (the "Torrance JV"), which we sold on December 30, 2015 for the three months ended June 30, 2015.

Loss on Sale from Unconsolidated Real Estate Entities
Loss on sale from unconsolidated real estate entities increased $8 from $0 for the three months ended June 30, 2015 to $8 for the three months ended June 30, 2016. The increase is due to finalizing the sale prorations of Torrance JV.
Income Tax Expense
Income tax expense increased $154 from $25 for the three months ended June 30, 2015 to $179 for the three months ended June 30, 2016. The increase was primarily due to increased income tax at our TRS Lessees in 2016. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $12,250 for the three months ended June 30, 2016, compared to net income of $12,845 for the three months ended June 30, 2015. The change in net income was due to the factors discussed above.
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

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015
Results of operations for the six months ended June 30, 2016 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 34 hotels at January 1, 2015 and owned a 10.3% joint venture interest in the NewINK JV, 10.0% joint venture interest in the Inland JV and a 5.0% interest in the Torrance JV. We acquired one hotel in San Diego, CA (the "Gaslamp" hotel) on February 25, 2015, one hotel in Dedham, MA on July 17, 2015, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015	% Change
Room	$136,702	$122,729	11.4%
Food and beverage	3,234	2,522	28.2%
Other	4,990	4,427	12.7%
Cost reimbursements from unconsolidated real estate entities	1,924	1,717	12.1%
Total revenue	$146,850	$131,395	11.8%
Total revenue was $146,850 for the six months ended June 30, 2016, up $15,455 compared to total revenue of $131,395 for the corresponding 2015 period. Total revenue related to the four hotels acquired during or subsequent to the six months ended June 30, 2015 contributed $13,106 of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.1% and 93.4% of total revenue for the six months ended June 30, 2016 and 2015, respectively. Room revenue was $136,702 and $122,729 for the six months ended June 30, 2016 and 2015, respectively, with $11,907 of the increase in 2016 attributable to the four hotels acquired during or subsequent to the six months ended June 30, 2015. For the 34 comparable hotels owned by us throughout both the 2016 and 2015 periods, room revenue was up $2,066, or 1.7%, driven primarily by RevPAR growth of 1.5%.
Food and beverage revenue was $3,234 and $2,522 for the six months ended June 30, 2016 and 2015, respectively. The increase of $667 relates primarily to the Marina del Rey, Ft. Lauderdale and Gaslamp hotels, which were acquired during or subsequent to the six months ended June 30, 2015.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $4,990 and $4,427 for the six months ended June 30, 2016 and 2015, respectively. The increase in other operating revenue is primarily related to the four hotels acquired during or subsequent to the six months ended June 30, 2015.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $1,924 and $1,717 for the six months ended June 30, 2016 and 2015, respectively. Costs increased due to an increase in the number of employees. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2016 and 2015 increased 3.1% and 7.2%, respectively, in the 2016 and 2015 periods as compared to the respective prior year periods. RevPAR at our wholly owned hotels increased 1.5% and 9.4%, respectively, in the 2016 and 2015 periods as compared to the respective prior year periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of June 30, 2016 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

	For the six months ended June 30,
	2016		2015		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (35 hotels)	Same Property (38 hotels)	Actual (38/35 hotels)
Occupancy	81.7%	81.7%	81.0%	80.8%	0.9%	1.1%
ADR	$161.89	$161.89	$160.87	$157.69	0.6%	2.7%
RevPAR	$132.26	$132.26	$130.28	$127.45	1.5%	3.8%
The RevPAR increase of 1.5% was due to an increase in ADR of 0.6% and an increase in occupancy of 0.9%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the six months ended
	June 30, 2016	June 30, 2015	% Change
Hotel operating expenses:
Room	$28,385	$23,696	19.8%
Food and beverage	2,423	1,820	33.1%
Telephone	851	825	3.2%
Other	1,227	1,188	3.3%
General and administrative	11,196	9,971	12.3%
Franchise and marketing fees	11,136	10,055	10.8%
Advertising and promotions	2,696	2,411	11.8%
Utilities	4,617	4,426	4.3%
Repairs and maintenance	6,359	5,677	12.0%
Management fees	4,613	4,013	15.0%
Insurance	675	586	15.2%
Total hotel operating expenses	$74,178	$64,668	14.7%

Hotel operating expenses increased $9,510 to $74,178 for the six months ended June 30, 2016 from $64,668 for the six months ended June 30, 2015. Total hotel operating expenses related to the four hotels acquired during or subsequent to the six months ended June 30, 2015 contributed $6,999 of the increase. For the 34 comparable hotels, total hotel operating expenses increased $2,511, or 3.9%.
Room expenses, which are the most significant component of hotel operating expenses, increased $4,689, or 19.8%, from $23,696 in six months ended June 30, 2015 to $28,385 for the six months ended June 30, 2016. This compares to a 11.4% increase in room revenue over the same period in 2015 and a 6.1% increase in the number of rooms owned. The number of rooms for the year increased from 5,355 rooms in 2015 to 5,680 rooms in 2016 due to acquisitions subsequent to the six months ended June 30, 2015. Total room expenses related to the four hotels acquired during or subsequent to the six months ended June 30, 2015 contributed $2,482 of the increase in room expenses. For the 34 comparable hotels, total room operating expenses increased $2,207, or 9.6%, for the six months ended June 30, 2016. Expenses increased due to increased salary and benefits for housekeeping.
The remaining hotel operating expenses increased $4,821, from $40,972 for the six months ended June 30, 2015 to $45,793 for the six months ended June 30, 2016. The increase in remaining hotel operating expenses is mainly attributable to the four hotels acquired during or subsequent to the six months ended June 30, 2015, which contributed $4,517 of the increase, while the increase attributable to the 34 comparable hotels was $304, or 0.7%. Food and beverage expense increased primarily due to the Marina del Rey, Ft. Lauderdale and Gaslamp hotels that were acquired during or subsequent to the six months ended June 30, 2015, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $1,170 from $23,586 for the six months ended June 30, 2015 to $24,756 million for the six months ended June 30, 2016. The increase is due to the four hotels acquired during or subsequent to the six months ended June 30, 2015, which contributed depreciation and amortization expense of $1,568, offset by lower depreciation at the 34 comparable hotels of $398, due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes and insurance expenses increased $1,698 from $8,339 for the six months ended June 30, 2015 to $10,037 for the six months ended June 30, 2016. The four hotels acquired during or subsequent to the six months ended June 30, 2015 contributed $1,279 of the increase. The remaining increase is attributed to increased taxes at the 34 comparable hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1,495 and $1,355 for the six months ended June 30, 2016 and 2015, respectively) increased $361 to $4,589 for the six months ended June 30, 2016 from $4,228 for the six months ended June 30, 2015, with the increase primarily due to higher employee compensation and office expenses.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $474 from $784 for the six months ended June 30, 2015 to $310 for the six months ended June 30, 2016. Property acquisition costs of $297 in the 2016 period related to a prior acquisition for which final amounts were more than previously accrued. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $1,924 and $1,717 for the six months ended June 30, 2016 and 2015, respectively. Reimbursement costs increased due to an increase in the number of employees. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income decreased $124 from $160 for the six months ended June 30, 2015 to $36 for the six months ended June 30, 2016. Of the decrease, $150 is related to services provided to NorthStar.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $464 from $13,665 for the six months ended June 30, 2015 to $14,129 for the six months ended June 30, 2016 and is comprised of the following (dollars in thousands):

	For the six months ended
	June 30, 2016	June 30, 2015	% Change

Mortgage debt interest	$12,571	$12,413	1.3%
Credit facility interest and unused fees	1,009	395	155.4%
Amortization of deferred financing costs	549	857	(35.9)%
Total	$14,129	$13,665	3.4%

The increase in interest expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to interest expense of $527 on a loan assumed subsequent to the second quarter of 2015 having a total principal balance of $22,600 on the Marina del Rey hotel, offset by $189 of interest expense in 2015 related to a mortgage that has been paid off for the Altoona hotel. The decrease in deferred financing costs relates to the lower loan costs for the new senior unsecured revolving credit facility. Interest expense on the Company's senior unsecured revolving credit facility increased due to increased utilization in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt increased $4 for the six months ended June 30, 2016 from $0 the six months ended June 30, 2015, due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016.
Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities decreased $782 from income of $1,077 for the six months ended June 30, 2015 to income of $295 for the six months ended June 30, 2016. The decrease is due primarily to a loss on the Inland JV of $266, which is conducting renovations at multiple hotels, compared to income of $524 on the Inland JV and income on the NewINK JV of $561, compared to income of $493 on the NewINK JV and income of $60 for our 5% interest in a joint venture with Cerberus Capital Management (the "Torrance JV"), which we sold on December 30, 2015 for the six months ended June 30, 2015.

Loss on Sale from Unconsolidated Real Estate Entities
Loss on sale from unconsolidated real estate entities increased $8 from $0 for the six months ended June 30, 2015 to $8 for the six months ended June 30, 2016. The increase is due to the finalizing the sale prorations of Torrance JV.
Income Tax Expense
Income tax expense increased $154 from $25 for the six months ended June 30, 2015 to $179 for the six months ended June 30, 2016. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $15,572 for the six months ended June 30, 2016, compared to net income of $14,265 for the six months ended June 30, 2015. The change in net income was due to the factors discussed above.

Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, (4) Adjusted EBITDA and (5) Adjusted Hotel EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as prescribed by GAAP as a measure of our operating performance.
FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment
Trusts ("NAREIT"), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment write-downs, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures following the same approach. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the property level performance of our hotel properties. We believe that these items reflect historical cost of our asset base and our acquisition and disposition activities and are less reflective of our ongoing operations, and that by adjusting to exclude the effects of these items, FFO is useful to investors in comparing our operating performance between periods and between REITs that also report FFO using the NAREIT definition.
We calculate Adjusted FFO by further adjusting FFO for certain additional items that are not addressed in NAREIT’s definition of FFO, including hotel property acquisition costs and other charges, losses on the early extinguishment of debt and similar items related to our unconsolidated real estate entities that we believe do not represent costs related to recurring hotel operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2016 and 2015 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Funds From Operations (“FFO”):
Net income	$12,250	$12,845	$15,572	$14,265
Noncontrolling interests	(82)	(82)	(104)	(90)
Loss on sale from unconsolidated real estate entities	8	—	8	—
Depreciation	12,227	12,016	24,649	23,493
Adjustments for unconsolidated real estate entity items	2,015	1,853	3,976	3,664
FFO attributable to common shareholders	26,418	26,632	44,101	41,332
Hotel property acquisition costs and other charges	298	524	310	784
Loss on early extinguishment of debt	—	—	4	—
Adjustments for unconsolidated real estate entity items	13	80	23	92
Adjusted FFO attributable to common shareholders	$26,729	$27,236	$44,438	$42,208
Weighted average number of common shares
Basic	38,299,132	38,211,833	38,286,790	37,618,234
Diluted	38,734,987	38,618,824	38,704,693	38,022,675
Diluted weighted average common share count used for calculation of adjusted FFO per share may differ from diluted weighted average common share count used for calculation of GAAP Net Income per share if Net Income per share is negative and Adjusted FFO is positive. Unvested restricted shares and unvested LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded because they would have been anti-dilutive for the periods presented.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$12,250	$12,845	$15,572	$14,265
Interest expense	7,092	6,852	14,129	13,665
Income tax expense	179	25	179	25
Depreciation and amortization	12,281	12,063	24,756	23,586
Adjustments for unconsolidated real estate entity items	3,968	3,750	7,950	7,414
Noncontrolling interests	(82)	(82)	(104)	(90)
EBITDA	35,688	35,453	62,482	58,865
Hotel property acquisition costs and other charges	298	524	310	784
Loss on early extinguishment of debt	—	—	4	—
Adjustments for unconsolidated real estate entity items	27	86	36	121
Loss on sale from unconsolidated real estate entities	8	—	8	—
Share based compensation	759	651	1,495	1,355
Adjusted EBITDA	$36,780	$36,714	$64,335	$61,125
Adjusted Hotel EBITDA is defined as net income before interest, income taxes, depreciation and amortization, corporate general and administrative, hotel property acquisition costs, loss on early extinguishment of debt, interest and other income and income or loss from unconsolidated real estate entities. We present Adjusted Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing our Adjusted Hotel EBITDA margins to those of our peer companies. Adjusted Hotel EBITDA represents the results of operations for our wholly owned hotels only.
The following is a presentation of Adjusted Hotel EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

		For the three months ended		For the six months ended
		June 30,		June 30,
		2016	2015	2016	2015

Net Income		12,250	12,845	15,572	14,250
Add:	Interest expense	7,092	6,852	14,129	13,665
	Income tax expense	179	25	179	25
	Depreciation and amortization	12,281	12,063	24,756	23,586
	General and administrative	2,972	2,156	6,084	5,583
	Hotel property acquisition costs and other charges	298	524	310	784
	Loss on early extinguishment of debt	—	—	4	—
	Loss on sale from unconsolidated real estate entities	8	—	8	—
Less:	Interest and other income	(15)	(165)	(36)	(160)
	Income from unconsolidated real estate entities	(942)	(1,333)	(295)	(1,077)
	Adjusted Hotel EBITDA	$34,123	$32,967	$60,711	$56,656

Although we present FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect funds available to make cash distributions;

•	EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect any cash requirements for such replacements;

•
Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period using Adjusted EBITDA;

•
Adjusted FFO, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect the impact of certain cash charges (including acquisition transaction costs) that result from matters we consider not to be indicative of the underlying performance of our hotel properties; and

•	Other companies in our industry may calculate FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA differently than we do, limiting their usefulness as a comparative measure.
In addition, FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity. Because of these limitations, FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA only supplementally. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with GAAP.
Sources and Uses of Cash
Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs, debt repayments and distributions to equity holders.
As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $15,308 and $21,036, respectively. We are required to maintain at least a total of $10,000 of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $183,720 available under our $250,000 senior unsecured revolving credit facility as of June 30, 2016.
For the six months ended June 30, 2016, net cash flows provided by operations were $39,612, driven by net income of $15,572, $26,508 of non-cash items, including $25,304 of depreciation and amortization and $1,495 of share-based compensation expense and a $4 of loss on early extinguishment of debt, offset by $295 related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $2,468. Net cash flows used in investing activities were $10,940, primarily related capital improvements on our 38 wholly owned hotels of $11,774 and $3,235 related to required escrow deposits of restricted cash, reduced by distributions of $4,069 from unconsolidated real estate entities. Net cash flows used by financing activities were $34,400, comprised of $192 raised through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowings on our senior unsecured revolving credit facility of $700, principal payments or payoffs on mortgage debt of $7,738, payments of deferred financing and offering costs of $51, and distributions to shareholders of $27,503.

For the six months ended June 30, 2015, net cash flows provided by operations were $37,453, driven by net income of $14,265, $24,719 of non-cash items, including $24,441 of depreciation and amortization and $1,355 of share-based compensation expense, offset by $1,077 related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $1,531. Net cash flows used in investing activities were $101,892, primarily related to the purchase of the Residence Inn San Diego Gaslamp for $90,155, capital improvements on our 35 wholly owned hotels of $9,154, $6,515 related to the required escrow deposits of restricted cash, reduced by distributions of $3,932 from unconsolidated real estate entities. Net cash flows provided by financing activities were $67,437, comprised of $120,789 raised from our issuance of commons shares in our January 2015 underwritten public offering and through our DRSPP, net repayments on our senior secured revolving credit facility of $22,500, principal payments or payoffs on mortgage debt of $6,342, payments of deferred financing and offering costs of $2,375, distributions to shareholders of $22,113 and repurchase of vested common shares of $22.
In January 2015, we changed the monthly dividend and distribution from $0.08 to $0.10 per common share and LTIP unit. In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.60 and $0.64 per common share and LTIP unit for the six months ended June 30, 2015 and 2016, respectively.
Liquidity and Capital Resources

At June 30, 2016, our leverage ratio was 41.0% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At June 30, 2016, we have total debt of $600,834 at an average rate of approximately 4.4%. Accordingly, our debt coverage ratios are currently in a favorable position and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At June 30, 2016 and December 31, 2015, we had $66,280 and $65,580, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At June 30, 2016, the maximum borrowing availability under the senior unsecured revolving credit facility was approximately $250,000. We also had mortgage debt on individual hotels aggregating $534,554 and $542,292 at June 30, 2016 and December 31, 2015, respectively.
The senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at June 30, 2016. We expect to meet all financial covenants during the remainder of 2016 based upon our current projections.
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
Through our $25 million DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of June 30, 2016, we issued 14,873 shares under the DRSPP at a weighted average price of $22.31. As of June 30, 2016, there was approximately $24.7 million available for issuance under the DRSPP.

In January 2014, we also established our ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. For the six months ended June 30, 2016, we did not issue any shares under the ATM Plan. Total shares issued under the ATM Plan are 880,820 at a weighted average price of $23.54 raising net proceeds after sales commissions and fees of approximately $20,736. As of June 30, 2016, there was approximately $29.3 million available for issuance under the ATM Plan.
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
Dividend Policy
Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. In January 2015, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.10 per common share and LTIP unit. In March 2016, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the six months ended June 30, 2016 were $0.64 per common share and LTIP unit.
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
For the three months ended June 30, 2016 and 2015, we invested approximately $8.3 million and $4.7 million, respectively, and for the six months ended June 30, 2016 and 2015, we invested approximately $18.1 million and $10.6 million, respectively, on capital investments in our hotels, respectively. Of the $8.3 million and $18.1 million, respectively, spent in the three and six months ended June 30, 2016, $5.7 million and $13.2 million, respectively, related to planned renovations, discretionary and emergency expenditures and $2.6 million and $4.9 million was related to the expansions of our Silicon Valley properties. We expect to invest an additional $11.3 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2016.
The Company is planning to develop and expand three of the Silicon Valley hotels it acquired in June 2014. The expansions are expected to include a new lobby and public spaces in each location. As part of this expansion, the Company is nearing completion of the 32-room expansion of the Residence Inn Mountain View.  We expect to commence the expansions of the two Sunnyvale Residence Inns in late 2016. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $80 million to $85 million. We have spent $8.5 million on the expansions through June 30, 2016 and expect to spend approximately $5.6 million more through the remainder of 2016.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at June 30, 2016, other than non-recourse debt associated with the NewINK JV and the Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$8,347	$231	$1,517	$1,604	$4,995
Revolving credit facility, including interest (2)	76,874	1,824	4,496	70,554	—
Ground leases	76,253	607	2,432	2,487	70,727
Property loans, including interest (2)	701,457	14,647	58,924	65,573	562,313
Total	$862,931	$17,309	$67,369	$140,218	$638,035

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after June 30, 2016. Interest payments are based on the interest rate in effect as of June 30, 2016. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2016 and December 31, 2015 was $536,794 and $522,713, respectively.
At June 30, 2016, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2016 that are sensitive to changes in interest rates (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	—	$66,280	—	—	$66,280	$66,276
Average interest rate (1)	—	—	—	2.56%	—	—	2.56%
Fixed rate:
Debt	$2,159	$4,302	$5,374	$7,340	$9,899	$505,480	$534,554	$536,794
Average interest rate	4.77%	4.76%	4.69%	4.68%	4.67%	4.65%	4.65%
(1) Weighted average interest rate based on borrowings at LIBOR of 0.47% plus a margin of 1.95% and prime rate of 4.45% at June 30, 2016.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $663 annually. This assumes that the amount outstanding under our floating rate debt remains $66,280, the balance as of June 30, 2016

Item 4. Controls and Procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	August 3, 2016	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)