Form 10-Q
period 2016-09-30
Chatham Lodging Trust
filed 2016-11-03
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Shares of Beneficial Interest ($0.01 par value per share)	38,362,618

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Investment in hotel properties, net	$1,240,155	$1,258,452
Cash and cash equivalents	13,466	21,036
Restricted cash	24,933	19,273
Investment in unconsolidated real estate entities	20,944	23,618
Hotel receivables (net of allowance for doubtful accounts of $139 and $95, respectively)	7,251	4,433
Deferred costs, net	4,857	5,365
Prepaid expenses and other assets	4,248	5,052
Total assets	$1,315,854	$1,337,229
Liabilities and Equity:
Mortgage debt	$531,235	$539,623
Revolving credit facility	53,000	65,580
Accounts payable and accrued expenses	30,597	25,100
Distributions and losses in excess of investments of unconsolidated real estate entities	5,293	2,703
Distributions payable	4,746	7,221
Total liabilities	624,871	640,227
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2016 and December 31, 2015	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,359,730 and 38,308,937 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	380	379
Additional paid-in capital	721,633	719,773
Retained earnings (distributions in excess of retained earnings)	(35,724)	(27,281)
Total shareholders’ equity	686,289	692,871
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	4,694	4,131
Total equity	690,983	697,002
Total liabilities and equity	$1,315,854	$1,337,229
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Room	$74,736	$73,357	$211,438	$196,086
Food and beverage	1,494	1,345	4,728	3,866
Other	2,699	2,698	7,689	7,126
Cost reimbursements from unconsolidated real estate entities	804	928	2,728	2,645
Total revenue	79,733	78,328	226,583	209,723
Expenses:
Hotel operating expenses:
Room	15,068	13,430	43,453	37,126
Food and beverage	1,280	1,042	3,703	2,862
Telephone	449	412	1,300	1,237
Other hotel operating	563	638	1,790	1,826
General and administrative	5,652	5,430	16,848	15,415
Franchise and marketing fees	6,157	6,092	17,293	16,146
Advertising and promotions	1,203	1,324	3,899	3,735
Utilities	2,684	2,733	7,301	7,159
Repairs and maintenance	3,084	2,887	9,443	8,564
Management fees	2,558	2,588	7,171	6,601
Insurance	318	288	993	874
Total hotel operating expenses	39,016	36,864	113,194	101,545
Depreciation and amortization	11,997	12,559	36,753	36,146
Property taxes, ground rent and insurance	5,417	4,349	15,454	12,688
General and administrative	2,992	2,792	9,076	8,375
Hotel property acquisition costs and other charges	49	623	359	1,406
Reimbursed costs from unconsolidated real estate entities	804	928	2,728	2,645
Total operating expenses	60,275	58,115	177,564	162,805
Operating income	19,458	20,213	49,019	46,918
Interest and other income	7	31	43	191
Interest expense, including amortization of deferred fees	(7,082)	(7,031)	(21,211)	(20,696)
Loss on early extinguishment of debt	—	—	(4)	—
Income from unconsolidated real estate entities	1,051	1,467	1,346	2,543
Loss on sale from unconsolidated real estate entities	—	—	(8)	—
Income before income tax expense	13,434	14,680	29,185	28,956
Income tax benefit (expense)	12	(274)	(167)	(299)
Net income	13,446	14,406	29,018	28,657
Net income attributable to noncontrolling interests	(91)	(91)	(195)	(181)
Net income attributable to common shareholders	$13,355	$14,315	$28,823	$28,476

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.35	$0.37	$0.75	$0.75
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.34	$0.37	$0.74	$0.74
Weighted average number of common shares outstanding:
Basic	38,307,382	38,212,028	38,293,704	37,818,340
Diluted	38,768,638	38,614,360	38,726,998	38,221,940
Distributions declared per common share:	$0.33	$0.30	$0.97	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2015	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $2,039	4,026,704	40	118,718	—	118,758	—	118,758
Issuance of restricted time-based shares	49,110	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	1,182	—	1,182	508	1,690
Dividends declared on common shares ($0.90 per share)	—	—	—	(34,539)	(34,539)	—	(34,539)
Distributions declared on LTIP units ($0.90 per unit)	—	—	—	—	—	(305)	(305)
Reallocation of noncontrolling interest	—	—	(286)	—	(286)	286	—
Net income	—	—	—	28,476	28,476	181	28,657
Balance, September 30, 2015	38,307,129	$379	$719,322	$(17,183)	$702,518	$4,085	$706,603
Balance, January 1, 2016	38,308,937	$379	$719,773	$(27,281)	$692,871	$4,131	$697,002
Issuance of shares pursuant to Equity Incentive Plan	26,488	—	550	—	550	—	550
Issuance of shares, net of offering costs of $8	16,454	1	336	—	337	—	337
Issuance of restricted time-based shares	7,851	—	—	—	—	—	—
Amortization of share based compensation	—	—	963	—	963	916	1,879
Dividends declared on common shares ($0.97 per share)	—	—	—	(37,266)	(37,266)	—	(37,266)
Distributions declared on LTIP units ($0.97 per unit)	—	—	—	—	—	(537)	(537)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	28,823	28,823	195	29,018
Balance, September 30, 2016	38,359,730	$380	$721,633	$(35,724)	$686,289	$4,694	$690,983
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$29,018	$28,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,593	36,002
Amortization of deferred franchise fees	160	144
Amortization of deferred financing fees included in interest expense	812	1,280
Loss on early extinguishment of debt	4	—
Share based compensation	2,256	2,102
Income from unconsolidated real estate entities	(1,346)	(2,543)
Changes in assets and liabilities:
Hotel receivables	(2,816)	(3,369)
Deferred costs	(94)	(580)
Prepaid expenses and other assets	741	(2,206)
Accounts payable and accrued expenses	4,532	5,201
Net cash provided by operating activities	69,860	64,688
Cash flows from investing activities:
Improvements and additions to hotel properties	(17,095)	(13,679)
Acquisition of hotel properties, net of cash acquired	—	(169,447)
Distributions from unconsolidated entities	6,611	7,179
Restricted cash	(5,660)	(2,734)
Net cash used in investing activities	(16,144)	(178,681)
Cash flows from financing activities:
Borrowings on revolving credit facility	33,450	65,000
Repayments on revolving credit facility	(46,030)	(27,500)
Payments on mortgage debt	(2,759)	(2,364)
Principal prepayment of mortgage debt	(5,954)	(4,760)
Payment of financing costs	(50)	(451)
Payment of offering costs	(8)	(2,039)
Proceeds from issuance of common shares	344	120,797
In-substance repurchase of vested common shares	—	(22)
Distributions-common shares/units	(40,279)	(33,688)
Net cash provided by (used in) financing activities	(61,286)	114,973
Net change in cash and cash equivalents	(7,570)	980
Cash and cash equivalents, beginning of period	21,036	15,077
Cash and cash equivalents, end of period	$13,466	$16,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,258	$18,860
Cash paid for income taxes	$485	$126
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
As of September 30, 2016, the Company had accrued distributions payable of $4,746. These distributions were paid on October 28, 2016, except for $487 related to accrued but unpaid distributions on unvested performance based shares and LTIP units (See Note 12). As of September 30, 2015, the Company had accrued distributions payable of $4,041. These distributions were paid on October 30, 2015, except for $182 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $377 and $412 is included in accounts payable and accrued expenses as of September 30, 2016 and 2015, respectively.
Accrued capital improvements of $2,368 and $1,704 are included in accounts payable and accrued expenses as of September 30, 2016 and 2015, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of September 30, 2016, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54. As of September 30, 2016, there was approximately $29.3 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of September 30, 2016, we had issued 22,049 shares under the DRSPP at a weighted average price of $21.97. As of September 30, 2016, there was approximately $24.5 million available for issuance under the DRSPP.
On January 27, 2015, the Company completed a follow-on common share offering of 4,025,000 shares (including 525,000 shares issued pursuant to the exercise of the underwriters' option to purchase additional shares) generating net proceeds to the Company of approximately $118.8 million. Proceeds from the January 2015 offering were used to pay down borrowings under the Company's senior secured revolving credit facility and to invest in additional hotel properties, including the acquisition of the Residence Inn San Diego Gaslamp on February 25, 2015.
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
On January 1, 2016, the Company adopted accounting guidance under Accounting Standards Codification (ASC) Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities ("VIEs") or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a VIE of the Company. As the Operating Partnership is already consolidated in the financial statements of the Company, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Company.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.  In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.
As of September 30, 2016, the Company wholly owned 38 hotels with an aggregate of 5,680 rooms located in 15 states and the District of Columbia. As of September 30, 2016, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of NorthStar, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. In December 2015, the Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").

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
The TRS Lessees have entered into management agreements with third party management companies that provide day-to-day management for the hotels. As of September 30, 2016, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of September 30, 2016, all of the NewINK JV hotels were managed by IHM. As of September 30, 2016, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

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
3.    Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity's ability to continue within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company for the annual period ending December 31, 2016 and will not have an impact on our consolidated financial statements.

On January 6, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption is permitted. We are evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
No acquisitions were completed in the three and nine months ended September 30, 2016. The Company incurred acquisition costs of $49 and $359, respectively, during the three and nine months ended September 30, 2016 and $623 and $1,406, respectively, during the three and nine months ended September 30, 2015. Property acquisition costs incurred during three and nine months ended September 30, 2016 related to prior acquisitions for which final amounts were more than previously accrued.
The amount of revenue and operating income from hotels acquired in 2015 from their respective date of acquisition through September 30, 2016 is as follows (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income

Residence Inn San Diego Gaslamp	$4,231	$2,355	$4,082	$2,256	$11,672	$6,115	$9,214	$5,278
Residence Inn Dedham, MA	1,144	589	991	604	3,114	1,492	991	604
Residence Inn Ft. Lauderdale, FL	1,290	449	521	104	4,974	2,293	521	104
Hilton Garden Inn Marina del Rey, CA	2,948	1,525	350	258	8,080	4,135	350	255
Total	$9,613	$4,918	$5,944	$3,222	$27,840	$14,035	$11,076	$6,241

Pro Forma Financial Information
The following condensed pro forma financial information presents the unaudited results of operations for the three and nine months ended September 30, 2015. There were no hotels acquired in 2016. The hotels acquired in 2015 are presented as if the acquisitions had taken place on January 1, 2014. Supplemental pro forma earnings were adjusted to exclude $586 and $836, respectively, of acquisition costs incurred in the three and nine months ended September 30, 2015 and include these acquisition costs in 2014. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2015	2015
Pro forma total revenue	$81,660	$225,359
Pro forma net income	$15,057	$31,398
Pro forma income per share:
Basic	$0.39	$0.82
Diluted	$0.39	$0.81
Weighted average Common Shares Outstanding
Basic	38,307,382	38,293,704
Diluted	38,768,638	38,726,998
5.    Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $139 and $95 as of September 30, 2016 and December 31, 2015, respectively.

6.    Investment in Hotel Properties
Investment in hotel properties as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$274,543	$274,543
Building and improvements	1,037,645	1,031,649
Furniture, fixtures and equipment	50,586	63,542
Renovations in progress	14,484	8,829
	1,377,258	1,378,563
Less: accumulated depreciation	(137,103)	(120,111)
Investment in hotel properties, net	$1,240,155	$1,258,452
7.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV for $1,649. The Torrance JV acquired the 248-room Residence Inn by Marriott in Torrance, CA for $31,000. The Company accounts for this investment under the equity method. During the three and nine months ended September 30, 2016 and 2015, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016(1)	2015	2016(1)	2015
Cash generated from other activities and excess cash	$—	$140	$—	$185
Total	$—	$140	$—	$185
(1) The Company sold its 5% interest in the Torrance JV in December 2015.
On December 30, 2015, the Torrance JV completed the sale of the 248-room Residence Inn by Marriott in Torrance, CA for $51,750 to BRE Torrance Holdco LLC ("BRE"). The gain from the Company's sale of its 5% interest in the Torrance JV was approximately $3,568.

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of Northstar and the Operating Partnership. Northstar owns a 89.7% interest in the NewINK JV and the Company owns a 10.3% interest. As of September 30, 2016 and 2015, the Company’s share of partners’ capital in the NewINK JV is approximately $10,975 and $15,430, respectively and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $16,268 and $16,850 (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).

During the three and nine months ended September 30, 2016 and 2015, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash generated from other activities and excess cash	$1,542	$2,107	$4,111	$4,599
Total	$1,542	$2,107	$4,111	$4,599

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar owns a 90.0% interest in the Inland JV and the Company owns a 10.0% interest. The Company serves as managing member of the Inland JV. The Company accounts for this investment under the equity method. During the three and nine months ended September 30, 2016 and 2015, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash generated from other activities and excess cash	$1,000	$1,000	$2,500	$2,395
Total	$1,000	$1,000	$2,500	$2,395

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
The Company's investment in the NewINK JV and the Inland JV were $(5,293) and $20,944, respectively, at September 30, 2016 and $(2,703) and $23,618, respectively, at December 31, 2015. The Company's interest in the Torrance JV was sold on December 30, 2015. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the NewINK JV and Inland JV (the Torrance JV is not material) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$132,991	$135,092	$372,251	$374,760
Total hotel operating expenses	75,948	75,612	218,400	215,999
Operating income	$57,043	$59,480	$153,851	$158,761
Net income (loss) from continuing operations	$8,794	$12,447	$8,673	$19,560
Net income (loss)	$8,794	$12,447	$8,673	$19,560

Income (loss) allocable to the Company	$901	$1,267	$896	$1,984
Basis difference adjustment	150	150	450	450
Total income from unconsolidated real estate entities attributable to the Company	$1,051	$1,417	$1,346	$2,434

8.    Debt
The Company’s mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	9/30/16 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2016	December 31, 2015
Senior Unsecured Revolving Credit Facility (1)	2.69%	November 25, 2019	$—	$53,000	$65,580
Courtyard by Marriott Altoona, PA (2)	5.96%	April 1, 2016	9,812	—	5,954
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,330	14,232	14,496
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,804	29,163	29,555
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	33,362	16,654	16,880
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	31,087	22,808	23,124
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	30,876	18,852	19,123
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,936	22,968	23,268
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	69,688	46,388	46,907
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	40,751	33,800	34,000
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	83,982	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	91,958	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	66,138	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	57,234	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	37,648	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	43,452	22,240	22,510
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,606	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	29,838	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,005	18,300	18,300

Total debt before unamortized debt issue costs			$753,507	$586,580	$607,872
Unamortized mortgage debt issue costs				(2,345)	(2,669)
Total debt outstanding				$584,235	$605,203

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

(2)	On January 4, 2016, the Company paid off the loan secured by the Courtyard by Marriott Altoona, PA hotel, due April 1, 2016.
At September 30, 2016 and December 31, 2015, the Company had $53,000 and $65,580, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At September 30, 2016, the maximum borrowing availability under the senior unsecured revolving credit facility was $250,000.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2016 and December 31, 2015 was $546,342 and $522,713, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2016, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2016 and December 31, 2015 was $53,001 and $65,574, respectively.

As of September 30, 2016, the Company was in compliance with all of its financial covenants. At September 30, 2016, the Company’s consolidated fixed charge coverage ratio was 3.40. and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of September 30, 2016, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2016 (remaining three months)	$1,184
2017	4,302
2018	5,374
2019	60,340
2020	9,899
Thereafter	505,481
Total debt before unamortized debt issue costs	$586,580
Unamortized mortgage debt issue costs	(2,345)
Total debt outstanding	$584,235
9.    Income Taxes
The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Federal	$(10)	$212	$142	$228
State	(2)	62	25	71
Tax expense (benefit)	$(12)	$274	$167	$299
The effective tax rate for the year to date period ended September 30, 2016 was 0.57% compared with 1.03%, for the comparable 2015 period. The 2016 rate are lower primarily due to the release of the valuation allowance in 2016.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of June 30, 2016, management determined that sufficient positive evidence existed to conclude that it is more likely than not that the deferred taxes would be realizable against the current period's earnings, and therefore, released the related valuation allowance in accordance with GAAP for intraperiod tax allocation.

10.    Dividends Declared and Paid
The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended September 30, 2016 and $0.97 per share and distributions on LTIP units of $0.97 per unit for the nine months ended September 30, 2016. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/29/2016	2/26/2016	$0.10	$0.10
February	2/29/2016	3/25/2016	0.10	0.10
March	3/31/2016	4/29/2016	0.11	0.11
1st Quarter 2016			$0.31	$0.31

April	4/29/2016	5/27/2016	$0.11	$0.11
May	5/31/2016	6/24/2016	0.11	0.11
June	6/30/2016	7/29/2016	0.11	$0.11
2nd Quarter 2016			$0.33	$0.33

July	7/29/2016	8/26/2016	$0.11	$0.11
August	8/31/2016	9/30/2016	0.11	0.11
September	9/30/2016	10/28/2016	0.11	0.11
3rd Quarter 2016			$0.33	$0.33

Total 2016			$0.97	$0.97
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$13,355	$14,315	$28,823	$28,476
Dividends paid on unvested shares and units	(48)	(55)	(141)	(107)
Net income attributable to common shareholders	$13,307	$14,260	$28,682	$28,369
Denominator:
Weighted average number of common shares - basic	38,307,382	38,212,028	38,293,704	37,818,340
Effect of dilutive securities:
Unvested shares	461,256	402,332	433,294	403,600
Weighted average number of common shares - diluted	38,768,638	38,614,360	38,726,998	38,221,940
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.35	$0.37	$0.75	$0.75
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.34	$0.37	$0.74	$0.74

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and outperformance based units, for which dividends on unvested performance based shares and units are not paid until those shares are vested. Certain awards may provide for accelerated vesting if there is a change in control. In January 2016 and 2015, the Company issued 26,488 and 14,113 common shares, respectively, to its independent trustees as compensation for services performed in 2015 and 2014. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the ten trading days immediately preceding the reporting date. The Company would have distributed 19,296 common shares for services performed in 2016 had this liability classified award been satisfied as of September 30, 2016. As of September 30, 2016, there were 1,875,052 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of September 30, 2016 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of September 30, 2016
2014 Time-based Awards	1/31/2014	48,213	32,142
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	13,387
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	2,983
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

A summary of the Company’s restricted share awards for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2016		December 31, 2015
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	170,480	$21.38	179,641	$14.92
Granted	—	—	85,254	26.59
Vested	(59,655)	20.14	(94,415)	13.80
Non-vested at end of the period	110,825	$22.05	170,480	$21.38
As of September 30, 2016 and December 31, 2015, there were $1,168 and $2,131, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2016, these costs were expected to be recognized over a weighted–average period of approximately 1.2 years. For the three months ended September 30, 2016 and 2015, the Company recognized approximately $316 and $413, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recognized approximately $963 and $1,182, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $319 and $197 in compensation expense related to the LTIP units for the three months ended September 30, 2016 and 2015, respectively, and $916 and $509 in compensation expense related to the LTIP units for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, there was $2,903 and $2,166, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.4 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these units have vested as of September 30, 2016. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of September 30, 2016, 100% of these units have vested. Accordingly, these LTIP units awarded in 2010 are allocated their pro-rata share of the Company's net income.

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
The Gaslamp hotel is subject to a ground lease with an expiration date of January 31, 2065 with an extension option of up to three additional terms of ten years each. Monthly payments are currently $40 per month and increase 10% every five years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garages leases and office lease as of September 30, 2016, for the remainder of 2016 and for each of the next four calendar years and thereafter (in thousands):

	Ground Leases	Office Lease
	Amount
2016 (remaining three months)	$303	$174
2017	1,215	745
2018	1,217	772
2019	1,220	792
2020	1,267	812
Thereafter	70,727	4,995
Total	$75,949	$8,290

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
The Company did not enter into any new management agreements during the three and nine months ended September 30, 2016. Upon renewal in July 2016, five management agreements were amended to be consistent with the remainder of the hotel portfolio as follows:

Property	Residence Inn Garden Grove	Residence Inn San Diego	Residence Inn San Antonio	Residence Inn Vienna	Residence Inn Washington D.C.

Original Management Fee	2.5%	2.5%	2.5%	2.5%	2.5%
Amended Management Fee	3.0%	3.0%	3.0%	3.0%	3.0%
Original Monthly Accounting Fee	1,000	1,000	1,000	1,000	1,000
Amended Monthly Accounting Fee	1,200	1,200	1,200	1,200	1,200
Original Monthly Revenue Management Fee	—	—	—	—	—
Amended Monthly Revenue Management Fee	1,000	1,000	1,000	1,000	1,000

Management fees totaled approximately $2,558 and $2,588, respectively, for the three months ended September 30, 2016 and 2015, respectively, and approximately $7,171 and $6,601, respectively for the nine months ended September 30, 2016 and 2015.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. The Company did not enter into any new franchise agreements during the three and nine months ended September 30, 2016. Franchise and marketing fees totaled approximately $6,157 and $6,092, respectively, for the three months ended September 30, 2016 and 2015 and approximately $17,293 and $16,146, respectively, for the nine months ended September 30, 2016 and 2015.

14.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of September 30, 2016, the Company had hotel management agreements with IHM to manage 36 of its wholly owned hotels. As of September 30, 2016, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees paid to IHM for the hotels owned by the Company for the three months ended September 30, 2016 and 2015 were $2,497 and $2,512, respectively, and for the nine months ended September 30, 2016 and 2015 were $6,992 and $6,387, respectively. At September 30, 2016 and December 31, 2015, the amounts due to IHM were $1,085 and $998, respectively.
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

At September 30, 2016, our leverage ratio was 40.2% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of September 30, 2016, we have total debt of $586,580 at an average rate of approximately 4.5%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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
“Non-GAAP Financial Measures” herein provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Hotel EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations
Industry Outlook
We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be moderating.  GDP growth is currently modest, with forecasted growth of 1.6% in 2016 and 2.1% in 2017.  Lodging industry performance is also impacted by room supply growth, which is currently increasing.  Overall U.S. room supply increased 1.6% in the 2016 third quarter, but supply in the Upscale segment, in which most of our hotels operate, increased by 6.0% in the 2016 third quarter.  Continued supply growth, especially when coupled with slowing corporate demand, could negatively impact RevPAR growth.  Many public lodging companies have recently reduced their RevPAR outlooks, and some are projecting RevPAR to decline in the 2016 fourth quarter.  We are currently projecting RevPAR to decline 0% to 0.7% for 2016 and to decline 1.5% to 3.5% for the 2016 fourth quarter.
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015
Results of operations for the three months ended September 30, 2016 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 35 hotels at July 1, 2015 and owned a 10.3% joint venture interest in the NewINK JV, a 10% interest in the Inland JV and a 5.0% interest in the Torrance JV. We acquired one hotel in Dedham, MA on July 17, 2015, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015	% Change
Room	$74,736	$73,357	1.9%
Food and beverage	1,494	1,345	11.1%
Other	2,699	2,698	—%
Cost reimbursements from unconsolidated real estate entities	804	928	(13.4)%
Total revenue	$79,733	$78,328	1.8%
Total revenue was $79,733 for the quarter ended September 30, 2016, up $1,405 compared to total revenue of $78,328 for the corresponding 2015 period. Total revenue related to the three hotels acquired during the third quarter of 2015 contributed $3,520 of the increase, while revenue decreased at our 35 comparable hotels by $2,115. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.7% of total revenue for the quarters ended September 30, 2016 and 2015. Room revenue was $74,736 and $73,357 for the quarters ended September 30, 2016 and 2015, respectively, with $3,139 of the increase in 2016 attributable to the three hotels acquired during the third quarter of 2015. For the 35 comparable hotels owned by us throughout both the 2016 and 2015 periods, room revenue decreased $1,760, driven primarily by a decrease in occupancy of 4.1% and a decrease in RevPAR of 2.5%.
Food and beverage revenue was $1,494 and $1,345 for three months ended September 30, 2016 and 2015, respectively. The food and beverage revenue increased $149. Food and beverage revenue related to the Marina del Rey and Ft. Lauderdale hotels, which were acquired during the third quarter of 2015 increased $260, while the 35 comparable hotels had a decrease of $111.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2,699 and $2,698 for the quarters ended September 30, 2016 and 2015, respectively. The other operating revenue related to the three hotels acquired during the third quarter of 2015 increased $120, while there was a decrease of $119 at the 35 comparable hotels.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $804 and $928 for the three months ended September 30, 2016 and 2015, respectively. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended September 30, 2016 and 2015 increased 3.3% and 5.9%, respectively, in the 2016 and 2015 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels decreased 2.1% and increased 5.9%, respectively, in the 2016 and 2015 periods as compared to the respective prior periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of September 30, 2016 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

	For the three months ended September 30,
	2016		2015		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (35 hotels)	Same Property(38 hotels)	Actual (38/35 hotels)
Occupancy	84.0%	84.0%	87.4%	87.4%	(3.9)%	(3.9)%
ADR	$170.25	$170.25	$167.16	$166.19	1.8%	2.4%
RevPAR	$143.02	$143.02	$146.15	$145.25	(2.1)%	(1.5)%
The RevPAR decreased 2.1% primarily due to an increase in ADR of 1.9% and a decrease in occupancy of 3.9%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015	% Change
Hotel operating expenses:
Room	$15,068	$13,430	12.2%
Food and beverage	1,280	1,042	22.8%
Telephone	449	412	9.0%
Other	563	638	(11.8)%
General and administrative	5,652	5,430	4.1%
Franchise and marketing fees	6,157	6,092	1.1%
Advertising and promotions	1,203	1,324	(9.1)%
Utilities	2,684	2,733	(1.8)%
Repairs and maintenance	3,084	2,887	6.8%
Management fees	2,558	2,588	(1.2)%
Insurance	318	288	10.4%
Total hotel operating expenses	$39,016	$36,864	5.8%

Hotel operating expenses increased $2,152 to $39,016 for the three months ended September 30, 2016 from $36,864 for the three months ended September 30, 2015. Total hotel operating expenses related to the three hotels acquired during the third quarter of 2015 contributed $1,923 of the increase. For the 35 comparable hotels, total hotel operating expenses increased $229, or 0.1%.
Room expenses, which are the most significant component of hotel operating expenses, increased $1,638, or 12.2%, from $13,430 in 2015 to $15,068 in the third quarter of 2016. This compares to a 1.9% increase in room revenue over the same period in 2015. Total room expenses related to the three hotels acquired during the third quarter of 2015 contributed $670 of the increase in room expenses. For the 35 comparable hotels, total room operating expenses increased $968, or 7.2%, for the third quarter of 2016. Expenses increased due to increased salary and benefits for housekeeping.
The remaining hotel operating expenses increased $514, from $23,434 in the third quarter of 2015 to $23,948 in the third quarter of 2016. The increase in remaining hotel operating expenses attributable to the three hotels acquired during the third quarter of 2015, which contributed $1,253 of the increase, therefore the decrease in expenses was attributable to the 35 comparable hotels was $739. Food and beverage expense increased primarily due to the Marina del Rey and Ft. Lauderdale hotels that were acquired during the third quarter of 2015, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense decreased $562 from $12,559 for the three months ended September 30, 2015 to $11,997 for the three months ended September 30, 2016. The decrease is due to lower depreciation at the 35 comparable hotels of $986, due to some assets being fully depreciated, offset by the three hotels acquired during the third quarter of 2015, which contributed depreciation and amortization expense of $702. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses increased $1,068 from $4,349 for the three months ended September 30, 2015 to $5,417 for the three months ended September 30, 2016. The three hotels acquired during the third quarter of 2015 contributed $366 of the increase. The remaining increase attributed to increased taxes of $702 at the 35 comparable hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $761 and $747 for the three months ended September 30, 2016 and 2015, respectively) increased $186 to $2,231 for the three months ended September 30, 2016 from $2,045 in the three months ended September 30, 2015, primary attributable to an increase in franchise taxes.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $574 from $623 for the three months ended September 30, 2015 to $49 for the three months ended September 30, 2016. Property acquisition costs of $574 in the 2015 period related to the three hotels acquired during the third quarter of 2015. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $804 and $928 for the three months ended September 30, 2016 and 2015, respectively. These reimbursement costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income decreased $24 from $31 for the three months ended September 30, 2015 to $7 for the three months ended September 30, 2016.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $51 from $7,031 for the three months ended September 30, 2015 to $7,082 for the three months ended September 30, 2016 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015	% Change

Mortgage debt interest	$6,345	$6,254	1.5%
Credit facility interest and unused fees	469	354	32.5%
Amortization of deferred financing costs	268	423	(36.6)%
Total	$7,082	$7,031	0.7%

The increase in interest expense for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily due to interest expense of $225 on a loan assumed during the third quarter of 2015 having a total principal balance of $22,600 on the Marina del Rey hotel, offset by lower interest expense in 2016 as mortgage debt has decreased. The decrease in deferred financing costs relates to the lower loan costs for the new senior unsecured revolving credit facility. Interest expense on the Company's senior unsecured revolving credit facility increased due to increased utilization in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities decreased $416 from $1,467 for the three months ended September 30, 2015 to $1,051 for the three months ended September 30, 2016. Income from the Inland JV, which is conducting renovations at multiple hotels, decreased $334 to $91 of income for the three months ended September 30, 2016 from $425 for the three months ended September 30, 2015. Income from the NewINK JV decreased $33 to $810 for the three months ended September 30, 2016 from $843 for the three months ended September 30, 2015. Our 5% interest in a joint venture with Cerberus Capital Mangement (the "Torrance JV"), which was sold on December 30, 2015 contributed no income for the three months ended September 30, 2016 and $49 of income for the three months ended September 30, 2015.
Income Tax Expense
Income tax expense decreased $286 from $274 for the three months ended September 30, 2015 to a benefit of $12 for the three months ended September 30, 2016. The decrease was primarily due to decreased pretax income at our TRS Lessees in 2016. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $13,446 for the three months ended September 30, 2016, compared to net income of $14,406 for the three months ended September 30, 2015. The change in net income was due to the factors discussed above.
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

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Results of operations for the nine months ended September 30, 2016 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 34 hotels at January 1, 2015 and owned a 10.3% joint venture interest in the NewINK JV, 10.0% joint venture interest in the Inland JV and a 5.0% interest in the Torrance JV. We acquired one hotel in San Diego, CA (the "Gaslamp" hotel) on February 25, 2015, one hotel in Dedham, MA on July 17, 2015, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015	% Change
Room	$211,438	$196,086	7.8%
Food and beverage	4,728	3,866	22.3%
Other	7,689	7,126	7.9%
Cost reimbursements from unconsolidated real estate entities	2,728	2,645	3.1%
Total revenue	$226,583	$209,723	8.0%
Total revenue was $226,583 for the nine months ended September 30, 2016, up $16,860 compared to total revenue of $209,723 for the corresponding 2015 period. Total revenue related to the four hotels acquired during the nine months ended September 30, 2015 contributed $17,082 of the increase, while revenue decreased at our 34 comparable hotels by $305. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.3% and 93.5% of total revenue for the nine months ended September 30, 2016 and 2015, respectively. Room revenue was $211,438 and $196,086 for the nine months ended September 30, 2016 and 2015, respectively, with $15,204 of the increase in 2016 attributable to the four hotels acquired during or subsequent to the nine months ended September 30, 2015. For the 34 comparable hotels owned by us throughout both the 2016 and 2015 periods, room revenue was up $148.
Food and beverage revenue was $4,728 and $3,866 for the nine months ended September 30, 2016 and 2015, respectively. Food and beverage revenue related to the Marina del Rey, Ft. Lauderdale and Gaslamp hotels, which were acquired during the nine months ended September 30, 2015 increase $936, while the 34 comparable hotels had a decrease of $74.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $7,689 and $7,126 for the nine months ended September 30, 2016 and 2015, respectively. The increase in other operating revenue related to the four hotels acquired during the nine months ended September 30, 2015 was $941, offset by a decrease at the 34 comparable hotels of $377.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $2,728 and $2,645 for the nine months ended September 30, 2016 and 2015, respectively. Costs increased due to an increase in the number of employees. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2016 and 2015 increased 3.2% and 6.7%, respectively, in the 2016 and 2015 periods as compared to the respective prior year periods. RevPAR at our wholly owned hotels increased 0.2% and 6.1%, respectively, in the 2016 and 2015 periods as compared to the respective prior year periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of September 30, 2016 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

	For the nine months ended September 30,
	2016		2015		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (34 hotels)	Same Property (38 hotels)	Actual (38/34 hotels)
Occupancy	82.5%	82.5%	83.2%	83.1%	(0.8)%	(0.7)%
ADR	$164.75	$164.75	$163.10	$160.2	1.0%	2.8%
RevPAR	$135.87	$135.87	$135.63	$133.12	0.2%	2.1%
The RevPAR increase of 0.2% was due to an increase in ADR of 1.0% and an decrease in occupancy of 0.8%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2016	September 30, 2015	% Change
Hotel operating expenses:
Room	$43,453	$37,126	17.0%
Food and beverage	3,703	2,862	29.4%
Telephone	1,300	1,237	5.1%
Other	1,790	1,826	(2.0)%
General and administrative	16,848	15,415	9.3%
Franchise and marketing fees	17,293	16,146	7.1%
Advertising and promotions	3,899	3,735	4.4%
Utilities	7,301	7,159	2.0%
Repairs and maintenance	9,443	8,564	10.3%
Management fees	7,171	6,601	8.6%
Insurance	993	874	13.6%
Total hotel operating expenses	$113,194	$101,545	11.5%

Hotel operating expenses increased $11,649 to $113,194 for the nine months ended September 30, 2016 from $101,545 for the nine months ended September 30, 2015. Total hotel operating expenses related to the four hotels acquired during the nine months ended September 30, 2015 contributed $8,972 of the increase. For the 34 comparable hotels, total hotel operating expenses increased $2,677, or 2.6%.
Room expenses, which are the most significant component of hotel operating expenses, increased $6,327, or 17.0%, from $37,126 in nine months ended September 30, 2015 to $43,453 for the nine months ended September 30, 2016. This compares to a 7.8% increase in room revenue over the same period in 2015. Total room expenses related to the four hotels acquired during the nine months ended September 30, 2015 contributed $3,190 of the increase in room expenses. For the 34 comparable hotels, total room operating expenses increased $3,137, or 8.4%, for the nine months ended September 30, 2016. Expenses increased due to increased salary and benefits for housekeeping.
The remaining hotel operating expenses increased $5,322, from $64,419 for the nine months ended September 30, 2015 to $69,741 for the nine months ended September 30, 2016. The increase in remaining hotel operating expenses is mainly attributable to the four hotels acquired during or subsequent to the nine months ended September 30, 2015, which contributed $5,782 of the increase, while the decrease attributable to the 34 comparable hotels was $460, or 0.1%. Food and beverage expense increased primarily due to the Marina del Rey, Ft. Lauderdale and Gaslamp hotels that were acquired during or subsequent to the nine months ended September 30, 2015, each of which have food and beverage operations whereas most of our other hotels have limited for sale food and beverage activities.
Depreciation and Amortization
Depreciation and amortization expense increased $607 from $36,146 for the nine months ended September 30, 2015 to $36,753 for the nine months ended September 30, 2016. The increase is due to the four hotels acquired during the nine months ended September 30, 2015, which contributed depreciation and amortization expense of $1,752, offset by lower depreciation at the 34 comparable hotels of $1,145, due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes and insurance expenses increased $2,766 from $12,688 for the nine months ended September 30, 2015 to $15,454 for the nine months ended September 30, 2016. The four hotels acquired during the nine months ended September 30, 2015 contributed $1,704 of the increase. The remaining increase is attributed to increased taxes of $1,062 at the 34 comparable hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2,256 and $2,102 for the nine months ended September 30, 2016 and 2015, respectively) increased $548 to $6,820 for the nine months ended September 30, 2016 from $6,273 for the nine months ended September 30, 2015, with the increase primarily due to franchise taxes and office expenses.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $1,047 from $1,406 for the nine months ended September 30, 2015 to $359 for the nine months ended September 30, 2016. Property acquisition costs of $299 in the 2016 period related to a prior acquisition for which final amounts were more than previously accrued. The 2015 charges are primarily attributable to the acquisition of hotels in 2015. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of NorthStar and 2.5% by Mr. Fisher, where the Company is the employer, were $2,728 and $2,645 for the nine months ended September 30, 2016 and 2015, respectively. Reimbursement costs increased due to an increase in the number of employees. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income decreased $148 from $191 for the nine months ended September 30, 2015 to $43 for the nine months ended September 30, 2016. Of the decrease, $150 is related to services provided to NorthStar.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $515 from $20,696 for the nine months ended September 30, 2015 to $21,211 for the nine months ended September 30, 2016 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2016	September 30, 2015	% Change

Mortgage debt interest	$18,921	$18,667	1.4%
Credit facility interest and unused fees	1,478	749	97.3%
Amortization of deferred financing costs	812	1,280	(36.6)%
Total	$21,211	$20,696	2.5%

The increase in interest expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily due to interest expense of $753 on a loan assumed during the third quarter of 2015 having a total principal balance of $22,600 on the Marina del Rey hotel, offset by $373 of interest expense in 2015 related to mortgages that have been paid off for the Altoona and Washington, PA hotels. The decrease in deferred financing costs relates to the lower loan costs for the new senior unsecured revolving credit facility. Interest expense on the Company's senior unsecured revolving credit facility increased due to increased utilization in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt increased $4 for the nine months ended September 30, 2016 from $0 the nine months ended September 30, 2015, due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016.

Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities decreased $1,197 from income of $2,543 for the nine months ended September 30, 2015 to income of $1,346 for the nine months ended September 30, 2016. The decrease is due primarily to a loss on the Inland JV of $174, which is conducting renovations at multiple hotels and income on the NewINK JV of $1,070 for the nine months ended September 30, 2016, compared to income of $949 on the Inland JV and income of $1,035 on the NewINK JV and income of $109 for the Torrance JV, which we sold on December 30, 2015 for the nine months ended September 30, 2015.

Loss on Sale from Unconsolidated Real Estate Entities
Loss on sale from unconsolidated real estate entities increased $8 from $0 for the nine months ended September 30, 2015 to $8 for the nine months ended September 30, 2016. The increase is due to the finalizing the sale prorations of Torrance JV.
Income Tax Expense
Income tax expense decreased $132 from $299 for the nine months ended September 30, 2015 to $167 for the nine months ended September 30, 2016. The decrease was primarily due to decreased pretax income at our TRS Lessees in 2016. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.

Net Income
Net income was $29,018 for the nine months ended September 30, 2016, compared to net income of $28,657 for the nine months ended September 30, 2015. The change in net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Funds From Operations (“FFO”):
Net income	$13,446	$14,406	$29,018	$28,657
Noncontrolling interests	(91)	(91)	(195)	(181)
Loss on sale from unconsolidated real estate entities	—	—	8	—
Depreciation	11,944	12,509	36,593	36,002
Adjustments for unconsolidated real estate entity items	2,052	1,877	6,028	5,543
FFO attributable to common shareholders	27,351	28,701	71,452	70,021
Hotel property acquisition costs and other charges	49	623	359	1,406
Loss on early extinguishment of debt	—	—	4	—
Adjustments for unconsolidated real estate entity items	2	2	26	95
Adjusted FFO attributable to common shareholders	$27,402	$29,326	$71,841	$71,522
Weighted average number of common shares
Basic	38,307,382	38,212,028	38,293,704	37,818,340
Diluted	38,768,638	38,614,360	38,726,998	38,221,940
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$13,446	$14,406	$29,018	$28,657
Interest expense	7,082	7,031	21,211	20,696
Income tax expense (benefit)	(12)	274	167	299
Depreciation and amortization	11,997	12,559	36,753	36,146
Adjustments for unconsolidated real estate entity items	3,934	3,800	11,884	11,214
Noncontrolling interests	(91)	(91)	(195)	(181)
EBITDA	36,356	37,979	98,838	96,831
Hotel property acquisition costs and other charges	49	623	359	1,406
Loss on early extinguishment of debt	—	—	4	—
Adjustments for unconsolidated real estate entity items	4	4	40	126
Loss on sale from unconsolidated real estate entities	—	—	8	—
Share based compensation	759	748	2,256	2,102
Adjusted EBITDA	$37,168	$39,354	$101,505	$100,465

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
The following is a presentation of Adjusted Hotel EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2016	2015	2016	2015

Net Income		$13,446	$14,406	$29,018	$28,657
Add:	Interest expense	7,082	7,031	21,211	20,696
	Income tax expense	—	274	167	299
	Depreciation and amortization	11,997	12,559	36,753	36,146
	General and administrative	2,992	2,792	9,076	8,375
	Hotel property acquisition costs and other charges	49	623	359	1,406
	Loss on early extinguishment of debt	—	—	4	—
	Loss on sale from unconsolidated real estate entities	—	—	8	—
Less:	Interest and other income	(7)	(31)	(43)	(191)
	Income tax benefit	(12)	—	—	—
	Income from unconsolidated real estate entities	(1,051)	(1,467)	(1,346)	(2,543)
	Adjusted Hotel EBITDA	$34,496	$36,187	$95,207	$92,845

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
As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $13,466 and $21,036, respectively. We are required to maintain at least a total of $10,000 of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $197,000 available under our $250,000 senior unsecured revolving credit facility as of September 30, 2016.
For the nine months ended September 30, 2016, net cash flows provided by operations were $69,860, driven by net income of $29,018, $38,479 of non-cash items, including $37,565 of depreciation and amortization and $2,256 of share-based compensation expense and a $4 of loss on early extinguishment of debt, offset by $1,346 related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $2,363. Net cash flows used in investing activities were $16,144, primarily related capital improvements on our 38 wholly owned hotels of $17,095 and $5,660 related to required escrow deposits of restricted cash, reduced by distributions of $6,611 from unconsolidated real estate entities. Net cash flows used by financing activities were $61,286, comprised of $344 raised through our dividend reinvestment and share purchase plan ("DRSPP"), net repayments of our senior unsecured revolving credit facility of $12,580, principal payments or payoffs on mortgage debt of $8,713, payments of deferred financing and offering costs of $58, and distributions to shareholders of $40,279.

For the nine months ended September 30, 2015, net cash flows provided by operations were $64,688, driven by net income of $28,657, $36,985 of non-cash items, including $37,426 of depreciation and amortization and $2,102 of share-based compensation expense, offset by $2,543 related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $969. Net cash flows used in investing activities were $178,681, primarily related to the purchase of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Ft. Lauderdale and Hilton Garden Inn Marina del Rey hotels for $169,447, capital improvements on our 38 wholly owned hotels of $13,679, $2,734 related to the required escrow deposits of restricted cash, reduced by distributions of $7,179 from unconsolidated real estate entities. Net cash flows provided by financing activities were $114,973, comprised of $120,797 raised from our issuance of commons shares in our January 2015 underwritten public offering and through our DRSPP, net borrowings on our senior secured revolving credit facility of $37,500, principal payments or payoffs on mortgage debt of $7,124, payments of deferred financing and offering costs of $2,490, distributions to shareholders of $33,688 and repurchase of vested common shares of $22.
In January 2015, we changed the monthly dividend and distribution from $0.08 to $0.10 per common share and LTIP unit. In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.90 and $0.97 per common share and LTIP unit for the nine months ended September 30, 2015 and 2016, respectively.

Liquidity and Capital Resources

At September 30, 2016, our leverage ratio was 40.2% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At September 30, 2016, we have total debt of $586,580 at an average rate of approximately 4.5%. Accordingly, our debt coverage ratios are currently in a favorable position and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At September 30, 2016 and December 31, 2015, we had $53,000 and $65,580, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At September 30, 2016, the maximum borrowing availability under the senior unsecured revolving credit facility was $250,000. We also had mortgage debt on individual hotels aggregating $533,580 and $542,292 at September 30, 2016 and December 31, 2015, respectively.
The senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2016. We expect to meet all financial covenants during the remainder of 2016 based upon our current projections.
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
Through our $25 million DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of September 30, 2016, we issued 22,049 shares under the DRSPP at a weighted average price of $21.97. As of September 30, 2016, there was approximately $24.5 million available for issuance under the DRSPP.

In January 2014, we also established our ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. For the nine months ended September 30, 2016, we did not issue any shares under the ATM Plan. Total shares issued under the ATM Plan are 880,820 at a weighted average price of $23.54 raising net proceeds after sales commissions and fees of approximately $20,736. As of September 30, 2016, there was approximately $29.3 million available for issuance under the ATM Plan.
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

Dividend Policy
Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. In January 2015, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.10 per common share and LTIP unit. In March 2016, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the nine months ended September 30, 2016 were $0.97 per common share and LTIP unit.
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
For the three months ended September 30, 2016 and 2015, we invested approximately $4.7 million and $4.6 million, respectively, and for the nine months ended September 30, 2016 and 2015, we invested approximately $22.8 million and $15.2 million, respectively, on capital investments in our hotels, respectively. Of the $4.7 million and $22.8 million, respectively, spent in the three and nine months ended September 30, 2016, $3.0 million and $16.2 million, respectively, related to planned renovations, discretionary and emergency expenditures and $1.7 million and $6.6 million, respectively, was related to the expansions of our Silicon Valley properties. We expect to invest an additional $6.2 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2016.
The Company is planning to develop and expand three of the Silicon Valley hotels it acquired in June 2014. The expansions are expected to include a new lobby and public spaces in each location. As part of this expansion, the Company has completed the 32-room expansion of the Residence Inn Mountain View.  We expect to commence the expansions of the two Sunnyvale Residence Inns in late 2016 or 2017. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $80 million to $85 million. We have spent $10.2 million on the expansions through September 30, 2016 and expect to spend approximately $3.4 million more through the remainder of 2016.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at September 30, 2016, other than non-recourse debt associated with the NewINK JV and the Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$8,290	$174	$1,517	$1,604	$4,995
Revolving credit facility, including interest (2)	61,371	504	4,033	56,834	—
Ground leases	75,949	303	2,432	2,487	70,727
Property loans, including interest (2)	694,134	7,324	58,924	65,573	562,313
Total	$839,744	$8,305	$66,906	$126,498	$638,035

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after September 30, 2016. Interest payments are based on the interest rate in effect as of September 30, 2016. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2016 and December 31, 2015 was $546,342 and $522,713, respectively.
At September 30, 2016, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2016 that are sensitive to changes in interest rates (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	—	$53,000	—	—	$53,000	$53,001
Average interest rate (1)	—	—	—	2.69%	—	—	2.69%
Fixed rate:
Debt	$1,184	$4,302	$5,374	$7,340	$9,899	$505,481	$533,580	$546,342
Average interest rate	4.78%	4.76%	4.69%	4.68%	4.67%	4.65%	4.65%
(1) Weighted average interest rate based on borrowings at LIBOR of 0.74% plus a margin of 1.95% and prime rate of 4.45% at September 30, 2016.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $530 annually. This assumes that the amount outstanding under our floating rate debt remains $53,000, the balance as of September 30, 2016

Item 4. Controls and Procedures.
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

CHATHAM LODGING TRUST

Dated:	November 3, 2016	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)