Form 10-K
period 2016-12-31
Chatham Lodging Trust
filed 2017-02-27
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the 38,352,554 common shares of beneficial interest held by non-affiliates of the registrant was $842,989,137 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2016.
The number of common shares of beneficial interest outstanding as of February 23, 2017 was 38,399,617.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 29, 2017) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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
•our investment in joint ventures;
•anticipated capital expenditures; and
•our ability to maintain our qualification as a real estate investment trust ("REIT") for federal income tax purposes.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time the forward-looking statements are made. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, prospects, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
the factors included in this report, including those set forth under the sections titled “Business,” Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports that we file with the United States Securities and Exchange Commission ("SEC"), or in other documents that we publicly disseminate;

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
From its inception through December 31, 2016, the Company has completed the following offerings of its common shares of beneficial interest, $0.01 par value per share ("common shares"):

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

In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2016 and 2015, respectively, we had issued 29,333 and 5,595 shares under the DRSPP at a weighted average price of $21.22 and $25.00 per share, respectively. We filed a new $25 million registration statement for the DRSPP in January 2017 to replace the prior expiring program.

In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of December 31, 2016, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54 per share in addition to the offerings discussed above. As of December 31, 2016, there were common shares having a maximum aggregate sales price of approximately $29.3 million available for issuance under the ATM Plan.
As of December 31, 2016, the Company owned 38 hotels with an aggregate of 5,712 rooms located in 15 states and the District of Columbia. As of December 31, 2016, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JVs", which refers collectively to, for the period prior to December 31, 2015, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) owns its 10% interest in 48 of the Inland JV hotels and (iii) owned its 5% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are and the Torrance JV hotel was leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2016, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of December 31, 2016, all of the NewINK JV hotels were managed by IHM. As of December 31, 2016, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

As of December 31, 2016, our wholly owned hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (fifteen hotels) and Homewood Suites by Hilton® brand (nine hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (four hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (two hotels) and the Hyatt Place® brand (two hotels).

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

The following sets forth certain information with respect to our 38 wholly-owned hotels at December 31, 2016:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	—
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	—
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	135	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$14.1 million
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	IHM	11/3/2010	2008	145	$32.0 million	$220,690	$20.0 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$33.7 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$29.0 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$16.6 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$22.7 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$18.8 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$22.9 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$46.2 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	144	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	194	$32.0 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	180	$33.0 million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0 million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0 million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5 million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	134	$45.1 million	$336,194	$22.1 million

Total					5.712	$1,314.4 million	$230,112	$532.5 million

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

•
Flexible selection of hotel management companies:  We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., that as of December 31, 2016, managed 36 of our wholly owned hotels, all of the hotels owned by the NewINK JV and 34 hotels owned by the Inland JV. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. Our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. At December 31, 2016, our leverage ratio was approximately 40 percent, which decreased from 41 percent at December 31, 2015. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

The lodging industry is highly competitive. Our hotels compete with other hotels, and alternative lodging marketplaces, for guests in each market in which they operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative lodging market places. Competition could adversely affect our occupancy rates, our average daily rates ("ADR") and revenue per available room (“RevPAR”), and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.
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

Tax Status

We elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2010 under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares of beneficial interest. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our TRS Lessees will be fully subject to federal, state and local corporate income tax.
Hotel Management Agreements
The management agreements with Concord had an initial ten-year term that would have expired on February 28, 2017. The Company terminated the management agreements with Concord as of December 31, 2016 and the Company entered into management agreements with IHM for these hotels beginning January 1, 2017. No termination fees were paid in connection with the termination of the management agreements with Concord. During the term of the management agreements with Concord, the base management fees were calculated as a percentage of the hotel's gross room revenue.
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

As of December 31, 2016, terms of our management agreements for our 38 wholly owned hotels were as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	Concord	4.0%	$1,211	$—	—
Springhill Suites Washington	Concord	4.0%	991	—	—
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	850	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	850	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mission Valley	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $9.4 million, $8.7 million and $6.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Incentive management fees, which are included in management fees, for the years ended December 31, 2016, 2015 and 2014 were $0.3 million, $0.3 million and $0.2 million, respectively. There have been no incentive management fees accrued or paid to Concord.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements for its 38 wholly owned hotels as of December 31, 2016 were as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	Promus Hotels, Inc.	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	5.0%	4.0%	2020
Courtyard Altoona	Marriott International, Inc.	5.5%	2.0%	2030
Springhill Suites Washington	Marriott International, Inc.	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Residence Inn Mission Valley	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2028
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
Springhill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	3% to 5%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Courtyard West University Houston	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn West University Houston	Marriott International, Inc.	6.0%	2.5%	2024
Hilton Garden Inn Burlington	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	3% to 5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	3% to 6.0%	2.5%	2045
Franchise and marketing/program fees totaled approximately $22.4 million, $21.2 million and $15.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

Operating Leases
The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 and we have an extension option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent currently is equal to approximately $8,000 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 and we have an extension option of up to three additional terms of ten years each. Monthly payments are currently approximately $40,000 per month and increase 10% every five years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle hotel is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2016 under these leases amounted to approximately $27,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $43,000 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and gross office lease as of December 31, 2016 for each of the next five calendar years and thereafter (dollars in thousands):

	Other Leases(1)	Office Lease
	Amount
2017	$1,215	$745
2018	1,217	772
2019	1,220	792
2020	1,267	812
2021	1,273	832
Thereafter	69,454	4,163
Total	$75,646	$8,116

(1) Includes minimum future payments due under ground, air rights and garage leases.

Employees

As of February 27, 2017, we had 45 employees, 40 of which are shared with or allocated to the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees is represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

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

The success of our growth strategy depends on access to capital through use of excess cash flow, borrowings or subsequent issuances of common shares or other securities. Acquisitions of new hotel properties will require significant additional capital and existing hotels (including those owned through joint ventures) require periodic capital improvement initiatives to remain competitive. We may not be able to fund acquisitions or capital improvements solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to satisfy the requirements for qualification as a REIT for federal income tax purposes. As a result, our ability to fund capital expenditures for acquisitions through retained earnings is very limited. Our ability to grow through acquisitions of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on capital markets conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

We may be unable to invest proceeds from offerings of our securities.

We will have broad authority to invest the net proceeds of any offering of our securities in any real estate investments that we may identify in the future, or to repay debt, or for other corporate purposes and we may use those proceeds to make investments with which you may not agree. In addition, our investment policies may be amended or revised from time to time at the discretion of our Board of Trustees, without a vote of our shareholders. These factors will increase the uncertainty, and thus the risk, of investing in our common shares. Our failure to apply the net proceeds of any offering effectively or to find suitable hotel properties to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses.

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

In order for us to qualify as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2016, managed 36 of our hotels, all of the 47 hotels owned by the NewINK JV, and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

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

As of December 31, 2016, IHM managed 36 of our 38 wholly owned hotels, as well as all of the 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV. As a result, a substantial portion of our revenues is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial conditions, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders (determined without regard to the deduction for dividends paid and excluding any net capital gains). In the event of downturns in our operating results and financial performance or unanticipated capital improvements to our hotels (including capital improvements that may be required by franchisors or joint venture partners), we may be unable to declare or pay distributions to our shareholders, or maintain our then-current dividend rate. The timing and amount of distributions are in the sole discretion of our Board of Trustees, which considers, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. We cannot assure you we will generate sufficient cash in order to continue to fund distributions.

Among the factors which could adversely affect our results of operations and distributions to shareholders are reductions in hotel revenues; increases in operating expenses at the hotels leased to our TRS Lessees; increased debt service requirements, including those resulting from higher interest rates on our indebtedness; cash demands from the joint ventures and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels, and unknown liabilities, such as environmental claims. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at hotels and could directly affect us negatively by:

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

Higher interest rates could increase debt service requirements on debt under our credit facility and any floating rate debt that we incur in the future, as well as any amounts we seek to refinance, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. Interest expense on our credit facility is based on floating interest rates.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make shareholder distributions.

We may obtain in the future one or more forms of interest rate protection, such as swap agreements, interest rate cap contracts or similar agreements, to hedge against the possible negative effects of interest rate fluctuations. However, such hedging implies costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. Furthermore, any such hedging agreements would subject us to the risk of incurring significant non-cash losses on our hedges due to declines in interest rates if our hedges were not considered effective under applicable accounting standards.

Joint venture investments that we make could be adversely affected by our lack of decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

We are co-investors with NorthStar in each of the NewINK JV and Inland JV, which own 47 and 48 hotels, respectively, and we may invest in additional joint ventures in the future. We may not be in a position to exercise decision-making authority regarding the properties owned through the JVs or other joint ventures that we may invest in. Our joint venture partners may be able to make certain important decisions about our joint venture and the joint venture properties without our approval or consent. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners.

 It may be difficult for us to exit a joint venture after an impasse with our co-venturer.
In our joint ventures, there may be a potential risk of impasse in some joint venture decisions because our approval and the approval of each co-venturer will be required for some decisions. The types of decisions that would require the approval of each co-venturer would be determined under the joint venture agreement between the parties, but those types of decisions are likely to include borrowing above a certain level or disposing of assets. In some instances, the co-venturer partner may be able to effect the sale of joint venture properties or borrow funds without our approval or consent. In any joint venture, we may have the right to buy our co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. However, it is possible that neither party will have the funds necessary to complete such a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops. In addition, there is no limitation under our declaration of trust and bylaws as to the amount of funds that we may invest in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures, which ultimately may not be profitable as a result of disagreements with or among our co-venturers.
The Company does not have sole control of the JVs and may be required to contribute additional capital in the event of a capital call.
The Company’s ownership interests in the JVs are subject to change in the event that we or NorthStar call for additional capital contributions to a JV that is necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. NorthStar may also approve certain actions by the JVs in which it participates without our consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and the removal of us as managing member in the event we fail to fulfill our material obligations under the joint venture agreement.

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

There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer.

Our Chief Executive Officer, Mr. Fisher, owned 51% and affiliates of NorthStar Asset Management Group, Inc. owned 45% of IHM, a hotel management company that, as of December 31, 2016, managed 36 of our wholly owned hotels, all of the 47 hotels owned by the NewINK JV and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Risks Related to the Lodging Industry

The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product, or GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our future hotel properties and therefore the net operating profits of our TRS.

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

Hotel properties are subject to various operating risks common to the hotel industry, many of which are beyond our control, including:

•
competition from other hotel properties and alternative lodging market places in the markets in which we and our joint ventures operate, some of which may have greater marketing and financial resources;

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

These factors could reduce the net operating profits of our TRS and the rental income we receive from our TRS Lessees, which in turn could adversely affect our ability to make distributions to our shareholders.

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

The increasing use by consumers of Internet travel intermediaries and alternative lodging market places may adversely affect our profitability.

Some of our hotel rooms are booked through Internet travel intermediaries. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Additional sources of competition, including alternative lodging marketplaces, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis, may, as they become more accepted, lead to a reduced demand for conventional hotel guest rooms and to an increased supply of lodging alternatives. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of bookings made through Internet intermediaries or the use of alternative lodging market places increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

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

Under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our or our joint ventures' ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on our return from such investment. Moreover, the presence of such substance or the failure to properly mediate such substances could adversely affect our operating results and our ability to make distributions to our shareholders.

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

Although it is our policy to require an acceptable Phase I environmental survey for all real property in which we invest prior to our investment, such surveys are limited in scope. As a result, there can be no assurance that a Phase I environmental survey will uncover any or all hazardous or toxic substances on a property prior to our investment in that property. We cannot assure you:

•	that there are no existing liabilities related to our properties of which we are not aware;

•	that future laws, ordinances or regulations will not impose material environmental liability; or

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, including, but not limited to, the adoption of a classified board. In November 2013, our Board of Trustees opted in to Subtitle 8 and adopted a classified board structure in order to protect shareholder value in the wake of what our Board considered to be an unsolicited and inadequate proposal to acquire us. Although our Board subsequently took action in April 2015 to opt back out of the provisions of Subtitle 8 and declassified our Board of Trustees, our Board may elect to opt back in to Subtitle 8 again in the future. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

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

In order for federal corporate income tax not to apply to earnings that we distribute, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code. Our only source of funds to make these distributions comes from distributions that we will receive from our Operating Partnership. Accordingly, we may be required to borrow money, sell assets or make taxable distributions of our capital shares or debt securities, to enable us to pay out enough of our REIT taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

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

Our TRS holding company is subject to federal, state and local income tax on its taxable income, which consists of the revenues from the hotel properties leased by our TRS Lessees, net of the operating expenses for such hotel properties and rent payments to us. Accordingly, although our ownership of our TRS Lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS holding company is available for distribution to us.

Our ownership of TRSs is limited and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of a REIT's gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRS holding company is subject to federal, foreign, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRS is and will continue to be less than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of our total gross assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRS holding company for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRS holding company and our TRS Lessees to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%) limitations discussed above or to avoid application of the 100% excise tax discussed above.

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

Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS Lessees. A TRS Lessee will not be treated as a "related party tenant," and will not be treated as directly operating a lodging facility to the extent the TRS Lessee leases properties from us that are managed by an "eligible independent contractor." In addition, our TRS holding company will fail to qualify as a “taxable REIT subsidiary” if it or any of our TRS Lessees lease or own a lodging facility that is not managed by an “eligible independent contractor.”

If our hotel managers do not qualify as "eligible independent contractors," we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with a TRS Lessee must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by the TRS Lessee to be qualifying income for our REIT income test requirements and for our TRS holding company to qualify as a “taxable REIT subsidiary”. Among other requirements, in order to qualify as an eligible independent contractor, a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

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

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75% or 95% gross income tests applicable to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities that constitute qualified real estate assets and securities of our TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our gross assets (other than government securities, securities that constitute qualified real estate assets and securities of our TRS) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of "publicly offered REITs" that is not secured by real property, and no more than 25% (or 20% for taxable years beginning after December 31, 2017), of the value of our total gross assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. In addition, according to publicly released statements, a top legislative priority of the Trump administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We are generally required to distribute to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by the risk factors described in this Form 10-K. Subject to satisfying the requirements for REIT qualification, we intend over time to make regular distributions to our shareholders. Our Board of Trustees has the sole discretion to determine the timing, form and amount of any distributions to our shareholders. Our Board of Trustees makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Trustees may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our shareholders are:

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

The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates and other factors. One of the factors that may influence the price of our shares in public trading markets is the annual yield from distributions on our common or preferred shares as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to shareholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our equity securities.

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

Because we have a smaller equity market capitalization compared to some other hotel REITs and our common shares may trade in low volumes, the stock market price of our common shares may be susceptible to fluctuation to a greater extent than companies with larger market capitalizations. As a result, your ability to liquidate your investment in our company may be limited.

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

We also may issue from time to time additional common shares or common units in our Operating Partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 3,000,000 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future. Our DRSPP permits the purchase of up to $25 million of our common shares through purchases and reinvestment of dividends on our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain operating information for our 38 wholly owned hotels as of December 31, 2016:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	Concord	8/24/2010	2001	105	$11.3 million	$107,619	—
Springhill Suites Washington	Washington, Pennsylvania	Concord	8/24/2010	2000	86	$12.0 million	$139,535	—
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	135	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$14.1 million
Homewood Suites by Hilton Carlsbad (North San Diego County)	Carlsbad, California	IHM	11/3/2010	2008	145	$32.0 million	$220,690	$20.0 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$33.7 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$29.0 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$16.6 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$22.7 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$18.8 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$22.9 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$46.2 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	144	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	194	$32.0 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	180	$33.0 million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0 million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0 million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5 million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	134	$45.1 million	$336,194	$22.1 million

Total					5,712	$1,314.4 million	$230,112	$532.5 million

We lease our headquarters at 222 Lakeview Avenue, Suite 200, West Palm Beach, FL 33401. The lease for our headquarters has an initial term that expires in 2026 and the Company has an option to renew the lease for up to two successive terms of five years each. The Courtyard Altoona hotel is subject to a ground lease with an expiration of April 30, 2029 with an extension option by us of up to 12 additional terms of five years each. The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expire on December 1, 2104. The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065. The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. For more information on the leases to which we or our hotels are subject, see "Item 1. Business - Operating Leases".

Item 3. Legal Proceedings

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its properties.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT". The closing price of our common shares on the NYSE on December 31, 2016 was $20.55 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share reported on the NYSE as traded and the cash dividends declared per share:

2016

	High	Low	Dividends
First quarter	$21.94	$16.91	$0.31
Second quarter	22.77	19.61	0.33
Third quarter	24.56	18.95	0.33
Fourth Quarter	21.35	16.77	0.33

2015

	High	Low	Dividends
First quarter	$31.60	$28.02	$0.30
Second quarter	29.86	26.47	0.30
Third quarter	28.69	21.09	0.30
Fourth Quarter	24.28	20.40	0.38(1)

(1) Includes a special dividend payment of $0.08 per share that was authorized by our Board of Trustees on December 31, 2015 and paid on January 29, 2016 to shareholders of record on January 15, 2016.

The Company's Board of Trustees has authorized a monthly dividend payment of $0.11 per share for each month in the first quarter of 2017. The January 2017 monthly dividend was paid on February 24, 2017 to shareholders of record on January 31, 2017.

Shareholder Information

On January 31, 2017, there were 227 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2011 to the NYSE closing price per share on December 31, 2016 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2011 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values include any dividends paid during the period.

	Value of initial investment at December 31, 2011	Value of initial investment at December 31, 2012	Value of initial investment at December 31, 2013	Value of initial investment at December 31, 2014	Value of initial investment at December 31, 2015	Value of initial investment at December 31, 2016
Chatham Lodging Trust	$100.00	$150.75	$209.95	$309.77	$229.52	$246.43
Russell 2000 Index	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45
FTSE NAREIT All Equity REIT Index	$100.00	$120.14	$124.00	$157.66	$161.27	$176.24
FTSE NAREIT Lodging/Resorts Index	$100.00	$112.53	$143.12	$189.64	$143.33	$178.22

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our shareholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains; plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; minus

•	Any excess non-cash income (as defined in the Code).

Future distributions will be at the discretion of our board of trustees and will depend on our financial performance, debt service obligations, applicable debt covenants (if any), capital expenditure requirements, maintenance of our REIT qualification and other factors as our board of trustees deems relevant.

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its common shares for the years ended December 31, 2016 and 2015, respectively:

	2016		2015
Common shares:
Ordinary income	$1.242	90%	$1.128	94%
Return of capital	0.138	10%	—	—%
Capital gain	—	—%	0.072	6%
Total	$1.38	100%	$1.20	100%

A special dividend payment of $0.08 per share was authorized by the Board of Trustees, declared on December 31, 2015 and paid on January 29, 2016 to shareholders of record on January 15, 2016. This special dividend will be taxable to shareholders in 2016 and is not included in the table above for 2015.

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2016, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 11 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	1,900,922
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,900,922
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

Sale of Unregistered Securities

None.
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were 0 and 763 common shares forfeited in the years ended December 31, 2016 and 2015, respectively, related to such repurchases.

Item 6. Selected Financial Data

The following tables present selected historical financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected historical financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes thereto, both included in this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$293,820	$276,950	$197,216	$126,228	$100,464

Hotel operating expenses	148,777	136,994	100,961	68,596	55,030
Depreciation and amortization	48,775	48,981	34,710	18,249	14,273
Property taxes, ground rent and insurance	21,564	18,581	12,624	8,915	7,088
General and administrative	11,119	11,677	9,852	8,131	7,565
Hotel property acquisition costs and other charges	510	1,451	10,381	3,341	236
Reimbursed costs from unconsolidated real estate entities	4,139	3,743	1,992	1,635	1,622
Total operating expenses	234,884	221,427	170,520	108,867	85,814
Operating income	58,936	55,523	26,696	17,361	14,650
Interest and other income	51	264	108	132	55
Interest expense, including amortization of deferred fees	(28,297)	(27,924)	(21,354)	(11,580)	(14,641)
Loss on early extinguishment of debt	(4)	(412)	(184)	(933)	—
Income (loss) from unconsolidated real estate entities	718	2,411	(3,830)	(1,874)	(1,439)
Net gain from remeasurement and sales of investment in unconsolidated real estate entities	(10)	3,576	65,750	—	—
Income (loss) before income tax benefit (expense)	31,394	33,438	67,186	3,106	(1,375)
Income tax benefit (expense)	301	(260)	(105)	(124)	(75)
Net income (loss)	$31,695	$33,178	$67,081	$2,982	$(1,450)
Net income attributable to non-controlling interest	(212)	(212)	(208)	(208)	—
Net income (loss) attributable to common shareholders	$31,483	$32,966	$66,873	$2,982	$(1,450)

Income (loss) per Common Share - Basic:
Net income (loss) attributable to common shareholders	$0.82	$0.87	$2.32	$0.13	$(0.12)
Income (loss) per Common Share - Diluted:
Net income (loss) attributable to common shareholders	$0.81	$0.86	$2.30	$0.13	$(0.12)
Weighted average number of common shares outstanding:
Basic	38,299,067	37,917,871	28,531,094	21,035,892	13,811,691
Diluted	38,482,875	38,322,285	28,846,724	21,283,831	13,811,691

Other Data:
Net cash provided by operating activities	87,669	81,842	49,306	31,571	14,885
Net cash used in investing activities	(21,078)	(182,363)	(452,988)	(235,190)	(13,036)
Net cash provided by (used in) financing activities	(75,509)	106,480	414,538	203,344	(2,033)
Cash dividends declared per common share	1.30	1.28	0.93	0.84	0.78

	As of	As of	As of	As of	As of
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$1,233,094	$1,258,452	$1,096,425	$652,877	$426,074
Cash and cash equivalents	12,118	21,036	15,077	4,221	4,496
Restricted cash	25,083	19,273	12,030	4,605	2,949
Investment in unconsolidated real estate entities	20,424	23,618	28,152	774	13,362
Hotel receivables (net of allowance for doubtful accounts)	4,389	4,433	3,601	2,455	2,098
Deferred costs, net	4,642	5,365	7,514	7,113	6,312
Prepaid expenses and other assets	2,778	5,052	2,300	1,879	1,930
Deferred tax asset, net	426	—	—	—	—
Total assets	$1,302,954	$1,337,229	$1,165,099	$673,924	$457,221

Mortgage debt, net	$530,323	$539,623	$527,721	$222,063	$159,746
Revolving credit facility	52,500	65,580	22,500	50,000	79,500
Accounts payable and accrued expenses	27,782	25,100	20,042	12,799	8,488
Distributions in excess of investments of unconsolidated real estate entities	6,017	2,703	—	1,576	—
Distributions payable	4,742	7,221	2,884	1,950	2,875
Total liabilities	621,364	640,227	573,147	288,388	250,609
Total shareholders’ equity	676,742	692,871	588,537	383,369	205,001
Noncontrolling Interest in Operating Partnership	4,848	4,131	3,415	2,167	1,611
Total liabilities and equity	$1,302,954	$1,337,229	$1,165,099	$673,924	$457,221

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
From inception through December 31, 2016, the Company has completed the following offerings of its common shares:

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
As of December 31, 2016, the Company owned 38 hotels with an aggregate of 5,712 rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp. ("NorthStar"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms, The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JVs", which refers collectively to, for the period prior to December 30, 2015, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.

To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease each of the Company's wholly owned hotels to a taxable REIT subsidiary lessee (“TRS Lessee”), which is wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) owned its 5% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was leased to TRS Lessees, in which the Company indirectly owns or owned as applicable, noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2016, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company ("Concord") managed two of the Company’s wholly owned hotels. As of December 31, 2016, all of the NewINK JV hotels were managed by IHM. As of December 31, 2016, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott").
Financial Condition and Operating Performance Metrics
We measure financial condition and hotel operating performance by evaluating financial metrics and measures such as:

•	Revenue Per Available Room (“RevPAR”),

•	Average Daily Rate (“ADR”),

•	Occupancy percentage,

•	Funds From Operations (“FFO”),

•	Adjusted FFO,

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”),

•	Adjusted EBITDA, and

•	Adjusted Hotel EBITDA.
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
See “Non-GAAP Financial Measures” herein for a discussion of our use of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be moderating. GDP growth is currently modest, with Bloomberg forecasting growth of 1.7% in 2016 and 2.3% in 2017. Lodging industry performance is also impacted by room supply growth, which is currently increasing. Overall U.S. room supply increased 1.6% in 2016, but supply in the Upscale segment, in which most of our hotels operate, increased by 5.6% in 2016. Smith Travel Research is projecting U.S. hotel supply growth to increase to 2.0% in 2017. Continued supply growth, especially when coupled with slowing corporate demand, could negatively impact RevPAR growth. Marriott, a major hotel franchisor is currently projecting 2017 RevPAR growth of 0.0% to 2.0%. We are currently projecting 2017 RevPAR change of -1.0% to 1.0%.
Comparison of the year ended December 31, 2016 (“2016”) to the year ended December 31, 2015 (“2015”)

Results of operations for the year ended December 31, 2016 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV. We acquired four hotels in the year ended December 31, 2015 and the Torrance JV was sold on December 30, 2015. Accordingly, the comparisons below are influenced by the fact that four wholly owned hotels were owned by us for only a portion of the year ended December 31, 2015. We acquired one hotel in San Diego, CA on February 25, 2015, one hotel in Dedham, MA on July 17, 2015, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2016	December 31, 2015	% Change
Room	$273,345	$258,137	5.9%
Food and beverage	6,221	5,536	12.4%
Other	10,115	9,534	6.1%
Cost reimbursements from unconsolidated real estate entities	4,139	3,743	10.6%
Total revenue	$293,820	$276,950	6.1%
Total revenue increased $16.8 million from $293.8 million for the year ended December 31, 2016 compared to total revenue of $277.0 million for the 2015 period. Total revenue related to the four hotels acquired during 2015 contributed $16.8 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $273.3 million and $258.1 million for the years ended December 31, 2016 and 2015, respectively, with $15.2 million of this increase attributable to the four hotels acquired in 2015. The revenue from the remaining properties owned for all of 2016 and 2015 remained flat.

As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2016 and 2015 increased 3.2% and 6.3%, respectively, in the 2016 and 2015 periods as compared to the respective years ended December 31, 2015 and 2014. RevPAR at our wholly owned hotels decreased 0.1% and increased 5.8%, respectively, in the 2016 and 2015 periods as compared to the respective prior year periods regardless of ownership. Our RevPAR was lower than the overall industry growth due to lower growth in our specific markets.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of December 31, 2016 reflect the performance of the hotels during the entire period regardless of our ownership during the periods presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

	For the years ended December 31,
	2016		2015		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (34 hotels)	Same Property (38 hotels)	Actual (38/34 hotels)
Occupancy	80.6%	80.6%	81.6%	81.5%	(1.2)%	(1.1)%
ADR	$162.89	$162.89	$160.99	$158.11	1.2%	3.0%
RevPAR	$131.32	$131.32	$131.38	$128.82	(0.1)%	1.9%
The RevPAR decrease of 0.1% was primarily attributable to an increase in ADR of 1.2% offset by a decrease in Occupancy of 1.2%.
Food and beverage revenue was $6.2 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively. For 2016, $0.9 million of the increase relates to the hotels acquired in 2015 and a decrease of $0.2 million relates to the remaining properties. Food and beverage revenue increased due to the Residence Inn San Diego Gaslamp, Hilton Garden Inn Marina del Rey and Residence Inn Il Lugano hotels acquired in 2015 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $10.1 million and $9.5 million for the years ended December 31, 2016 and 2015, respectively. Total other operating revenue related to the four hotels acquired in 2015 contributed $0.6 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer were $4.1 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively. The increase is due to increases in shared office expenses and deferred rent expense. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2016	December 31, 2015	% Change
Hotel operating expenses:
Room	$57,209	$50,165	14.0%
Food and beverage expense	4,928	4,127	19.4%
Telephone expense	1,712	1,708	0.2%
Other expense	2,358	2,467	(4.4)%
General and administrative	22,274	21,101	5.6%
Franchise and marketing fees	22,412	21,240	5.5%
Advertising and promotions	5,147	5,040	2.1%
Utilities	9,545	9,464	0.9%
Repairs and maintenance	12,444	11,722	6.2%
Management fees	9,389	8,742	7.4%
Insurance	1,359	1,218	11.6%
Total hotel operating expenses	$148,777	$136,994	8.6%

Hotel operating expenses increased $11.8 million, or 8.6% to $148.8 million for the year ended December 31, 2016 from $137.0 million for the year ended December 31, 2015. The increase in total hotel operating expenses attributable to the four hotels acquired in 2016 was $9.1 million while the remaining hotels contributed $2.7 million to the increase. Consequently, the margins for our hotels owned during the entirety of both the 2016 and 2015 periods decreased in 2016.
Room expenses, which are the most significant component of hotel operating expenses, increased $7.0 million from$50.2 million in 2015 to $57.2 million in 2016. Total room expenses related to the four hotels acquired in 2015 contributed $3.2 million to the increase, while the remaining hotels contributed $3.8 million to the increase, or 6.5%, due primarily to increased hotel employee compensation and benefits.

The remaining hotel operating expenses increased $4.8 million or 5.5%, from $86.8 million in 2015 to $91.6 million in 2016. The increase attributable to the four hotels acquired in 2015 was $5.8 million while the remaining hotels had a decrease of $1.0 million. Food and beverage expense increased due to the Residence Inn San Diego Gaslamp, Hilton Garden Inn Marina del Rey and Residence Inn Il Lugano hotels acquired in 2015 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million from $49.0 million for the year ended December 31, 2015 to $48.8 million for the year ended December 31, 2016. The increase attributable to the four hotels acquired in 2015 is $1.5 million, while the decrease attributable to the remaining hotels of $1.7 million was due to some assets being fully depreciated. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance

Total property taxes and insurance expenses increased $3.0 million from $18.6 million for the year ended December 31, 2015 to $21.6 million for the year ended December 31, 2016. The increase related to the four hotels acquired in 2015, was$2.4 million and the remaining hotels contributed $0.6 million of the increase or 3.2% due to incremental increases in values and assessments.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $3.0 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively) decreased $0.7 million, or 8.0%, to $8.1 million in 2016 from $8.8 million in 2015, with the decrease due to a decrease in payroll and bonuses, a decrease in professional fees and a decrease in board expenses.

Hotel Property Acquisition Costs and Other Charges

Hotel property acquisition costs decreased $1.0 million from $1.5 million for the year ended December 31, 2015 to $0.5 million for the year ended December 31, 2016. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $0.7 million in 2015 related to our acquisition of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Il Lugano and Hilton Garden Inn Marina del Rey hotels and $0.4 million related to legal fees for a class action lawsuit filed in the State of California in 2015. Property acquisition costs in the 2016 period related to a prior acquisition for which final amounts were more than previously accrued.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs of the Innkeepers JV, NewINK JV and Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $4.1 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively. Reimbursed costs increased due to an increase in the shared office expenses and deferred rent expense. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $0.2 million from $0.3 million for the year ended December 31, 2015 to $0.1 million for the year ended December 31, 2016. The $0.2 million decrease is related to services provided to NorthStar in 2015.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.4 million, or 1.3%, from $27.9 million for the year ended December 31, 2015 to $28.3 million for the year ended December 31, 2016. Interest expense is comprised of the following (dollars in thousands):

	Year ended
	December 31, 2016	December 31, 2015	% Change
Mortgage debt interest	$25,250	$25,105	0.6%
Credit facility interest	1,307	574	127.7%
Other fees	657	637	3.1%
Amortization of deferred financing costs	1,083	1,608	(32.6)%
Total	$28,297	$27,924	1.3%

Interest expense on the Company's revolving credit facilities increased due to higher utilization for the year ended December 31, 2016 as compared to year ended December 31, 2015. Amortization of deferred financing fees decreased $0.5 million due to refinancing of the senior unsecured revolving credit facility in November 2015.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt decreased $0.4 million from a loss of $0.4 million for the year ended December 31, 2015 compared to $4 thousand for the year ended December 31, 2016 due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016 and entering into a new unsecured revolving credit agreement in November 2015, which replaced our previous secured revolving credit agreement.

Income (loss) from Unconsolidated Real Estate Entities

Income (loss) from unconsolidated real estate entities decreased $1.7 million from $2.4 million for the year ended December 31, 2015 to $0.7 million for the year ended December 31, 2016. The decrease is due primarily to a loss on the Inland JV of $0.7 million, which is conducting renovations at multiple hotels and income on NewINK JV of $0.8 million, compared to income in 2015 of $0.8 million on the Inland JV, income of $0.9 million on the NewINK JV and income of $0.1 million on the Torrance JV.

Income (loss) on Sale from Unconsolidated Real Estate Entities

Income (loss) on sale from unconsolidated real estate entities decreased $3.6 million from a gain of $3.6 million for the year ended December 31, 2015 to a loss of $10 thousand for the year ended December 31, 2016. The decrease is due to the sale of the Torrance JV in December 2015.

Income Tax Expense

Income tax expense decreased $0.6 million from an expense of $0.3 million for the year ended December 31, 2015 to a benefit of $0.3 million for the year ended December 31, 2016. The decrease was due to the release of a valuation allowance. We are subject to income taxes based on the taxable income of our TRS holding companies at a combined federal and state tax rate of approximately 40%.

Net Income

Net income was $31.7 million for the year ended December 31, 2016, compared to net income of $33.2 million for the year ended December 31, 2015. The decrease in our net income was due to the factors discussed above.

Comparison of the year ended December 31, 2015 (“2015”) to the year ended December 31, 2014 (“2014”)

Results of operations for the year ended December 31, 2015 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV, Inland JV and the Torrance JV. The Torrance JV was sold on December 30, 2015. We owned 34 hotels at December 31, 2014 and our investments in NewINK JV, Inland JV and Torrance JV. Accordingly, the comparisons below are influenced by the fact that four wholly owned hotels were owned by us for only a portion of the year ended December 31, 2015. We acquired one hotel in San Diego, CA on February 25, 2015, one hotel in Dedham, MA on July 17, 2015, one hotel in Ft. Lauderdale, FL on August 17, 2015 and one hotel in Marina del Rey, CA on September 17, 2015. Nine wholly owned hotels and the NewINK JV and Inland JV were owned by us for only a portion of the year ended December 31, 2014. We acquired our 10.3% interest in NewINK JV (which is comprised of 47 of the 51 hotels owned by the Innkeepers JV) on June 9, 2014, we acquired four hotels in the Silicon Valley, CA area on June 9, 2014 from the Innkeepers JV, we acquired one hotel in Glendale, CO on August 29, 2014, and we acquired four hotels and our 10% interest in the Inland JV on November 17, 2014.
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
Total revenue was $277.0 million for the year ended December 31, 2015 compared to total revenue of $197.2 million for the 2014 period. Total revenue related to the nine hotels acquired during 2014 contributed $51.5 million of the increase and the four hotels acquired during 2015 contributed $19.7 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $258.1 million and $184.9 million for the years ended December 31, 2015 and 2014, respectively, with $48.9 million of this increase attributable to the nine hotels acquired in 2014 and $17.6 million attributable to the four hotels acquired in 2015. The remaining $6.7 million of the increase relating to properties owned for all of 2015 and 2014, which represents a 3.6% increase over 2014.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2015 and 2014 increased 6.3% and 8.3%, respectively, as compared to the respective prior years ended December 31, 2014 and 2013. RevPAR at our wholly owned hotels increased 5.8% and 8.2%, respectively, in the 2015 and 2014 periods as compared to the respective prior periods regardless of ownership.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 wholly owned by the Company as of December 31, 2015, reflect the performance of the hotels during the entire period regardless of our ownership during the periods presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

	For the years ended December 31,
	2015		2014		Percentage Change
	Same Property (38 hotels)	Actual (34 hotels)	Same Property (38 hotels)	Actual (25 hotels)	Same Property (38/38 hotels)	Actual (34/25 hotels)
Occupancy	81.6%	83.4%	81.6%	81.4%	—%	2.5%
ADR	$161.00	$150.84	$152.29	$144.46	5.7%	4.4%
RevPAR	$131.41	$122.69	$124.22	$117.64	5.8%	4.3%
The RevPAR increase of 5.8% was primarily attributable to an increase in ADR of 5.7%.
Food and beverage revenue was $5.5 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. For 2015, $1.7 million of the increase relates to the hotels acquired in 2014 and $0.6 million relates to the four hotels acquired in 2015. Food and beverage revenue increased due to the Hyatt Place Cherry Creek and Hilton Garden Inn Burlington hotels acquired in 2014 and the Residence Inn San Diego Gaslamp, Hilton Garden Inn Marina del Rey and Residence Inn Il Lugano hotels acquired in 2015 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $9.5 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively. Total other operating revenue related to the nine hotels acquired in 2014 contributed $0.8 million of the increase, while the four hotels acquired in 2015 contributed $1.6 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the Innkeepers JV (from January 1, 2014 to June 8, 2014), NewINK JV (from June 9, 2014 to December 31, 2015), Inland JV (from November 17, 2014 to December 31, 2015) and an entity which is 2.5% owned by Mr. Fisher (from August 1, 2014 to December 31, 2015) where the Company is the employer, were $3.7 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. The increase is due to additional employees hired during 2015 and shared office expenses. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

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

Hotel operating expenses increased $36.0 million to $137.0 million for the year ended December 31, 2015 from $101.0 million for the year ended December 31, 2014. Overall, total hotel operating expenses increased 35.7%, which is consistent with the increase in revenue from the acquired hotels as well as from increased revenue at our other hotels. The increase in total hotel operating expenses attributable to the nine hotels acquired in 2014 was $24.2 million while the four hotels acquired in 2015 contributed $9.3 million to the increase. Excluding those hotels, total hotel operating expenses increased $2.5 million or 2.85%, which is less than the increase in revenue. Consequently our margins for our portfolio of hotels owned during the entirety of both the 2014 and 2013 periods expanded in 2015.

Room expenses, which are the most significant component of hotel operating expenses, increased $12.6 million from $37.5 million in 2014 to $50.2 million in 2015. Total room expenses related to the nine hotels acquired in 2014 contributed $8.6 million of the increase and the four hotels acquired in 2015 contributed $3.4 million to the increase. Excluding those hotels, room expenses increased $0.7 million or 2.1%, due primarily to increased hotel employee compensation and benefits.

The remaining hotel operating expenses increased $23.4 million or 36.9%, from $63.4 million in 2014 to $86.8 million in 2015. The number of rooms owned for the year increased from 5,115 in 2014 to 5,675 rooms in 2015 due to acquisitions. The increase attributable to the nine hotels acquired in 2014 is $15.7 million while the four hotels acquired in 2015 contributed $5.9 million to the increase. Food and beverage expense increased due to the Hyatt Place Cherry Creek and Hilton Garden Inn Burlington hotels acquired in 2014 and the Residence Inn San Diego Gaslamp, Hilton Garden Inn Marina del Rey and Residence Inn Il Lugano hotels acquired in 2015 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.

Depreciation and Amortization

Depreciation and amortization expense increased $14.3 million from $34.7 million for the year ended December 31, 2014 to $49.0 million for the year ended December 31, 2015. The increase attributable to the nine hotels acquired in 2014 is $10.9 million, while the increase attributable to the four hotels acquired in 2015 is $3.7 million. Depreciation is recorded on our assets generally over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance

Total property taxes and insurance expenses increased $6.0 million from $12.6 million for the year ended December 31, 2014 to $18.6 million for the year ended December 31, 2015. The increase related primarily to the nine hotels acquired in 2014, which contributed $3.0 million of the increase, while the four hotels acquired in 2015 contributed $2.4 million of the increase. The remaining increase of $0.6 million, or 5.5%, for the remaining hotels is due to incremental increase in values and assessments.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.8 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively) increased $1.5 million, or 20.5%, to $8.8 million in 2015 from $7.3 million in 2014, with the increase due to higher employee compensation of $0.9 million in 2015 associated with additional employees and incentive compensation and a $0.4 million increase in professional fees and a $0.2 million increase in office expenses.

Hotel Property Acquisition Costs and Other Charges

Hotel property acquisition costs decreased $8.9 million from $10.4 million for the year ended December 31, 2014 to $1.5 million for the year ended December 31, 2015. Expenses during 2014 related primarily to our portion of the expenses related to the recapitalization and sale of the Innkeepers JV, and our acquisitions of the four Silicon Valley hotels, the Hyatt Place Cherry Creek hotel and the four Inland hotels. Acquisition-related costs are expensed when incurred. The Company incurred other charges of $0.7 million in 2015 related to our acquisition of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Il Lugano and Hilton Garden Inn Marina del Rey hotels and $0.4 million related to legal fees for a class action lawsuit filed in the State of California.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the Innkeepers JV, NewINK JV, the Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $3.7 million and $2.0 million for the year ended December 31, 2015 and 2014, respectively. Reimbursement costs increased due to an increase in the number of employees and shared office expenses. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $0.2 million from $0.1 million for the year ended December 31, 2014 to $0.3 million for the year ended December 31, 2015. Of the $0.2 million increase, $0.15 million is related to services provided to NorthStar.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $6.5 million or 30.8% from $21.4 million for the year ended December 31, 2014 to $27.9 million for the year ended December 31, 2015. Interest expense is comprised of the following (dollars in thousands):

	Years Ended
	December 31, 2015	December 31, 2014	% Change

Mortgage debt interest	$25,105	$17,748	41.5%
Credit facility interest	574	1,588	(63.9)%
Other fees	637	485	31.3%
Amortization of deferred financing costs	1,608	1,533	4.9%
Total	$27,924	$21,354	30.8%

The increase in interest expense for the year ended December 31, 2015 is primarily due to interest expense of $7.8 million on loans issued during or subsequent to the first half of 2014 having a principal balance of $329.1 million, including the four new loans having an aggregate principal balance of $222.0 million on the four Silicon Valley hotels issued on June 9, 2014, the $30.0 million loan on the Savannah hotel issued on July 2, 2014, the $16.2 million and $20.0 million loans on the Homewood Suites by Hilton Billerica and Homewood Suites by Hilton Carlsbad hotels, respectively, each issued on November 25, 2014, the $18.3 million loan on the Hampton Inn and Suites Houston Medical hotel issued on December 17, 2014 and the $22.6 million loan on the Hilton Garden Inn Marina del Rey hotel assumed on September 17, 2015. The increase was partially offset by $0.2 million on the Springhill Suites Washington, PA hotel loan that was paid off in March 2015 and lower costs for the Residence Inn Garden Grove hotel loan of $0.1 million due to refinancing the loan at a lower rate. The increase in deferred financing costs relates to the new loans issued during or subsequent to the year ended December 31, 2015. Interest expense on the Company's revolving credit facility decreased due to lower utilization for the year ended December 31, 2015 as compared to year ended December 31, 2014.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt decreased $0.2 million from a loss of $0.2 million for the year ended December 31, 2014 compared to a loss of $0.4 million for the year ended December 31, 2015 due to refinancing one loan in 2014 and entering into a new unsecured revolving credit agreement in November 2015, which replaced the previous secured revolving credit agreement.

Income (loss) from Unconsolidated Real Estate Entities

Income or (loss) from unconsolidated real estate entities increased $6.2 million from a loss of $3.8 million for the year ended December 31, 2014 to a gain of $2.4 million for the year ended December 31, 2015. The majority of the increase is due primarily to the adjustment for the amortization of the basis difference of the carrying amount of the investment in the Company's share of partner's capital of the NewINK JV (see note 5) of $0.6 million, compared to $0.3 million in 2014, income on the Inland JV of $0.8 million, which was not owned until November 14, 2014 and income on NewINK JV of $0.9 million, compared to losses in 2014 on the Innkeepers JV, NewINK JV and Inland JV of $0.4 million, $1.6 million and $2.3 million, respectively.

Income (loss) on Sale from Unconsolidated Real Estate Entities

Income (loss) on sale from unconsolidated real estate entities decreased $62.2 million from a gain of $65.8 million for the year ended December 31, 2014 to a gain of $3.6 million for the year ended December 31, 2015. The decrease is due to the sale of the Innkeepers JV to NewINK JV in June 2014, partially offset by the sale of the Torrance JV in December 2015.

Income Tax Expense
Income tax expense decreased $0.2 million from an expense of $0.1 million for the year ended December 31, 2014 to an expense of $0.3 million for the year ended December 31, 2015. We are subject to income taxes based on the taxable income of our TRS holding company at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $33.2 million for the year ended December 31, 2015, compared to a net income of $67.1 million for the year ended December 31, 2014. The increase in our net income was due to the factors discussed above.
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
FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA, Adjusted EBITDA or Adjusted Hotel EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment
Trusts ("NAREIT"), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment write-downs, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures following the same approach. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the performance of our underlying hotel properties. We believe that these items reflect historical cost of our asset base and our acquisition and disposition activities and are less reflective of our ongoing operations, and that by adjusting to exclude the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs that report FFO using the NAREIT definition.
We calculate Adjusted FFO by further adjusting FFO for certain additional items that are not in NAREIT’s definition of FFO, including hotel property acquisition costs and other charges, losses on the early extinguishment of debt and similar items related to our unconsolidated real estate entities that we believe do not represent costs related to hotel operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net income to FFO and Adjusted FFO for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share data):

	For the year ended
	December 31,
	2016	2015	2014
Funds From Operations (“FFO”):
Net income	$31,695	$33,178	$67,081
Loss (income) on sale from unconsolidated real estate entities	10	(3,576)	(65,750)
Loss on the sale of assets within the unconsolidated real estate entity	—	—	1
Depreciation	48,562	48,784	34,579
Adjustments for unconsolidated real estate entity items	8,186	7,458	4,902
FFO attributed to common share and unit holders	88,453	85,844	40,813
Hotel property acquisition costs and other charges	510	1,451	10,381
Loss on early extinguishment of debt	4	412	184
Adjustments for unconsolidated real estate entity items	25	104	3,932
Adjusted FFO attributed to common share and unit holders	$88,992	$87,811	55,310
Weighted average number of common shares and units
Basic	38,556,842	38,175,646	28,737,314
Diluted	38,740,650	38,327,355	28,846,724

Diluted weighted average common share count used for calculation of adjusted FFO per share may differ from diluted weighted average common share count used for calculation of GAAP Net Income per share by LTIP units, which may be converted to common shares of beneficial interest and if Net Income per share is negative and Adjusted FFO is positive. Unvested restricted shares and unvested LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded because they would have been anti-dilutive for the periods presented.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended
	December 31,
	2016	2015	2014
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$31,695	$33,178	$67,081
Interest expense	28,297	27,924	21,354
Income tax (benefit) expense	(301)	260	105
Depreciation and amortization	48,775	48,981	34,710
Adjustments for unconsolidated real estate entity items	15,908	15,081	10,211
EBITDA	124,374	125,424	133,461
Hotel property acquisition costs and other charges	510	1,451	10,381
Loss on early extinguishment of debt	4	412	184
Adjustments for unconsolidated real estate entity items	62	136	4,053
Loss (income) on sale from unconsolidated real estate entities	10	(3,576)	(65,750)
Loss on the sale of assets within the unconsolidated real estate entity	—	—	1
Share based compensation	3,013	2,835	2,469
Adjusted EBITDA	$127,973	$126,682	$84,799
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

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

		For the year ended
		December 31,
		2016	2015	2014
Net income		31,695	33,178	67,081
Add:	Interest expense	28,297	27,924	21,354
	Income tax expense	—	260	105
	Depreciation and amortization	48,775	48,981	34,710
	Corporate General and administrative	11,119	11,677	9,852
	Hotel property acquisition costs and other charges	510	1,451	10,381
	Loss from unconsolidated real estate entities	—	—	3,830
	Loss on early extinguishment of debt	4	412	184
	Loss on sale from unconsolidated real estate entities	10	—	—
Less:	Interest and other income	(51)	(264)	(108)
	Income from unconsolidated real estate entities	(718)	(2,411)	—
	Income on sale from unconsolidated real estate entities	—	(3,576)	(65,750)
	Income tax benefit	(301)	—	—

Adjusted Hotel EBITDA		$119,340	$117,632	$81,639

Although we present FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect funds available to make cash distributions;

•	EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

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
As of December 31, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $12.1 million and $21.0 million, respectively. We are required to maintain at least a total of $10.0 million of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $197.5 million available under our $250.0 million senior unsecured revolving credit facility as of December 31, 2016.
For the year ended December 31, 2016, net cash flows provided by operations were $87.7 million, driven by net income of $31.7 million and by $52.9 million of non-cash items, including $49.9 million of depreciation and amortization, $4 thousand of the extinguishment of debt, $3.0 million of share-based compensation expense and a net loss from the sale of interests in unconsolidated real estate entities of $10 thousand, offset by $0.7 million related to the income from unconsolidated entities and $0.4 million related to a deferred tax benefit. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $4.2 million. Net cash flows used in investing activities were $21.1 million, primarily related to capital improvements on our 38 wholly owned hotels of $22.5 million, $5.8 million related to required escrow deposits included in restricted cash, reduced by distributions of $7.2 million received from unconsolidated real estate entities. Net cash flows used in financing activities were $75.5 million, comprised of net proceeds of $0.5 million raised through our dividend reinvestment and share purchase plan ("DRSPP"), net repayments on our unsecured credit facility of $13.1 million, principal payments or payoffs on mortgage debt of $9.7 million, payments of deferred financing and offering costs of $0.1 million, and distributions to shareholders and LTIP unit holders of $53.1 million.
For the year ended December 31, 2015, net cash flows provided by operations were $81.8 million, driven by net income of $33.2 million, offset by $53.8 million of non-cash items, including $50.6 million of depreciation and amortization, $0.4 million of the extinguishment of debt and $2.8 million of share-based compensation expense, offset by $2.4 million related to the income from unconsolidated entities and a net gain from the sale of interests in unconsolidated real estate entities of $3.6 million. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.8 million. Net cash flows used in investing activities were $182.4 million, primarily related to the purchase of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Il Lugano and Hilton Garden Inn Marina del Rey hotels for $169.5 million, capital improvements on our 38 wholly owned hotels of $20.3 million, $5.5 million related to required escrow deposits included in restricted cash, reduced by distributions of $12.9 million received from unconsolidated real estate entities and distributions from the sale of the Torrance JV. Net cash flows provided by financing activities were $106.5 million, comprised of net proceeds of $120.8 million raised from our issuance of common shares in our January 2015 underwritten public offering and through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowing on our unsecured credit facility of $43.1 million, principal payments or payoffs on mortgage debt of $7.9 million, payments of deferred financing and offering costs of $4.2 million, repurchase of vested common shares of $22 thousand and distributions to shareholders and LTIP unit holders of $45.3 million.
For the year ended December 31, 2014, net cash flows provided by operations were $49.3 million, driven by net income of $67.1 million, offset by $42.7 million of non-cash items, including $36.2 million of depreciation and amortization, $0.2 million of the extinguishment of debt, $2.5 million of share-based compensation expense and $3.8 million related to the loss from unconsolidated entities, offset by a net gain from the sale of interests in unconsolidated real estate entities of $65.8 million. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $5.2 million. Net cash flows used in investing activities were $453.0 million, primarily related to the purchase of the four Silicon Valley hotels, the Cherry Creek hotel and the four hotels acquired from Inland for $404.7 million, investment in the Inland JV of $28.0 million, capital improvements on our 34 wholly owned hotels of $14.9 million, $7.4 million related to required escrow deposits included in restricted cash, reduced by distributions of $2.1 million received from unconsolidated real estate entities. Net cash flows provided by financing activities were $414.5 million, comprised of proceeds from the issuance of new mortgage loans of $340.5 million, net proceeds of $150.8 million raised from our September 2014 follow-on common share offerings, $20.7 million raised from our ATM Plan, net repayments on our secured credit facility of $27.5 million, principal payments or payoffs on mortgage debt of $34.8 million, payments of deferred financing and offering costs of $8.6 million and distributions to shareholders and LTIP unit holders of $26.5 million.

We paid regular quarterly dividends and distributions on common shares and LTIP units beginning with the third quarter of 2010 through 2012. In January 2013, we changed our dividend payment frequency from a quarterly dividend to a monthly dividend. We declared total dividends of $0.07 per common share and LTIP unit for each month of 2013. We declared total dividends of $0.07 per common share and LTIP unit for the first three months of 2014. In April 2014, we changed the monthly dividend and distribution from $0.07 to $0.08 per common share and LTIP unit, which we maintained for the remainder of 2014. We declared total dividends of $0.10 per common share and LTIP unit for each month in 2015. In December 2015, we declared a special dividend of $0.08 per common share and LTIP unit payable in January 2016. In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit, which we maintained for the remainder of 2016. On January 27, 2017, we paid an aggregate of $4.3 million in dividends on our common shares and distributions on our LTIP units attributable to the December 2016 monthly dividend.
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the level at which we currently operate. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2016, our leverage ratio was approximately 40 percent, which decreased from 41 percent at December 31, 2015 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. At December 31, 2016, we had total debt of $585.1 million at an average rate of approximately 4.5%. Our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. Over time, we intend to finance our growth with free cash flow, issuances of common shares or units, preferred shares or units and debt. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2016 and 2015, we had $52.5 million and $65.6 million, respectively, in borrowings under our revolving credit facility. At December 31, 2016, the maximum borrowing availability under our senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $532.6 million and $542.3 million at December 31, 2016 and 2015, respectively.
On November 25, 2015, Chatham Lodging Trust (the "Company"), as parent guarantor, as borrower, entered into a new senior unsecured revolving credit agreement with the lenders party thereto, Barclays Bank PLC, Citigroup Global Markets Inc., Regions Capital Markets and U.S. Bank National Association as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent and Citibank, N.A. and U.S. Bank National Association as co-documentation agents (the “New Credit Agreement”). The New Credit Agreement has an initial maturity date of November 25, 2019, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions. In connection with the entry into the New Credit Agreement, the Company and the Operating Partnership terminated the Amended and Restated Credit Agreement, dated as of November 5, 2012, as amended, among the Company, the Operating Partnership, the lenders party thereto, Barclays Capital Inc. and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association as co-documentation agents (the "Existing Credit Agreement"), which was composed of a senior secured revolving credit facility that provided borrowing capacity of up to $175.0 million. Proceeds under the New Credit Agreement were used to repay outstanding borrowings under the Existing Credit Agreement. The New Credit Agreement includes limitations on the extent of allowable distributions from the Operating Partnership to the Company not to exceed the greater of 95% of adjusted FFO and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Borrowing Capacity:	Up to $250 million
Accordion feature:	Increase borrowing capacity by up to additional $150 million
Interest rate:	Floating rate based on LIBOR plus 155-230 basis points, based on leverage ratio
Unused fee:	20 basis points if less than 50% unused, 30 basis points if more than 50% unused
Maximum leverage ratio:	60%
Minimum fixed charge coverage ratio:	1.5x

The New Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants under the New Credit Agreement at December 31, 2016.

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2016 and 2015, respectively, we had issued 29,333 and 5,595 shares under the DRSPP at a weighted average price of $21.22 and $25.00 per share, respectively. We filed a new $25 million registration statement for the DRSPP in January 2017 to replace the prior expiring program.

In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of December 31, 2016, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54 per share. As of December 31, 2016, there were common shares having a maximum aggregate sales price of approximately $29.3 million available for issuance under the ATM Plan.
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
We intend to continue to invest in hotel properties as suitable opportunities arise. We intend to finance our future investments with free cash flow, the net proceeds from additional issuances of common and preferred shares, issuances of common units in our Operating Partnership or other securities, borrowings or asset sales. The success of our acquisition strategy depends, in part, on our ability to access additional capital. There can be no assurance that we will continue to make investments in properties that meet our investment criteria. Additionally, we may choose to dispose of certain hotels as a means to provide liquidity.

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
For the years ended December 31, 2016 and 2015, we invested approximately $24.5 million and $20.7 million, respectively, on capital projects in our hotels. Of the $24.5 million spent for the year ended December 31, 2016, $16.9 million related to planned renovations, discretionary and emergency expenditures and $7.6 million was related to the expansion of our Silicon Valley properties. We expect to invest approximately $27.0 million on capital improvements to our existing hotels in 2017, including improvements required under any brand required PIP.
The Company is continuing with plans to expand its two Residence Inns located in Sunnyvale, CA. The expansions are expected to include a new lobby and public spaces in each location. We are not certain when the expansions of the two Sunnyvale Residence Inns will commence. It is possible that one or both of these projects will commence in 2017, but the timing is uncertain due to potential delays related to finalizing plans, obtaining approvals from local authorities and ensuring costs to complete the expansions justify the investment. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $75 million to $80 million, but these costs are subject to change.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risks Related to Our Business” and Note 13, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K. See also Item 13 of this Form 10-K.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at December 31, 2016 other than non-recourse debt associated with the NewINK JV and Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$8,116	$745	$1,564	$1,644	$4,163
Revolving credit facility, including interest (2)	60,443	2,036	4,072	54,335	—
Ground leases	75,646	1,215	2,437	2,540	69,454
Property loans, including interest (2)	686,810	29,049	61,690	80,484	515,587
Total	$831,015	$33,045	$69,763	$139,003	$589,204

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after December 31, 2016. Interest payments are based on the interest rate in effect as of December 31, 2016. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans.

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
Our hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 5 to 20 years for building improvements and one to seven years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.
Our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When these conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2016 and 2015, we had no hotels that were impaired.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2016, we had no hotel properties held for sale.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2016 and 2015, we had no JVs that were impaired.

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
Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes into a single non-current line item in the balance sheet. During 2016, the Company adopted ASU 2015-17 on a retrospective basis, as permitted by the standard. All deferred tax assets and liabilities as of December 31, 2016 have been presented as a single non-current line item in the accompanying consolidated balance sheets.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 is expected to impact the Company's financial statements as the Company has certain operating/land rights arrangements for which the Company is the lessee.

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

On August 26, 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption is permitted. We are evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements as the Company has certain cash payments and receipts related to debt extinguishment and distributions from equity method investments that will be affected by the new standard.

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts general described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018. We are evaluating the impact the adoption of ASU 2016-18 will have on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which will likely result in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes would also affect the accounting for disposal transactions. This standard will be effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. We are evaluating the impact the adoption of ASU 2017-01 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to interest rate changes primarily as a result of our assumption of long-term debt in connection with our acquisitions and upon refinancing of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will seek to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With respect to variable rate financing, we will assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2016 and December 31, 2015 was $516.0 million and $522.9 million, respectively.
At December 31, 2016, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments that are sensitive to changes in interest rates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	52,500	—	—	—	$52,500	$52,500
Average interest rate (1)	—	—	2.75%	—	—	—	2.75%
Fixed rate:
Debt	$4,302	$5,374	$7,340	$9,899	$22,309	$483,339	$532,563	$515,970
Average interest rate	4.76%	4.69%	4.68%	4.67%	5.25%	4.62%	4.67%

(1)	LIBOR of 0.77% plus a margin of 1.95% at December 31, 2016. Prime borrowings are 4.45%
We estimate that a hypothetical 100 basis points increase in the variable interest rate would result in additional interest expense of approximately $0.5 million annually. This assumes that the amount outstanding under our floating rate debt remains$52.5 million, the balance as of December 31, 2016.

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
 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 17, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017
Annual Meeting of Shareholders to be held on May 17, 2017.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017
Annual Meeting of Shareholders to be held on May 17, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017
Annual Meeting of Shareholders to be held on May 17, 2017
.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.    Financial Statements

Included herein at pages F-1 through F-7

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-41:

Schedule III - Real Estate and Accumulated Depreciation

2(a).     Individual financial statements of entities accounted for by the equity method that qualify as significant subsidiaries for the years ended December 31, 2016, 2015 and 2014 have been included as an exhibit herein or it has been determined that inclusion of such financial statements is not required at this time. Audited financial statements of INK Acquisitions LLC and Affiliates and IHP I Owner JV, LLC and Affiliates are included.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(17)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(1)

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (2)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(17)

10.3*	Employment Agreement between Chatham Lodging Trust and Peter Willis(17)

10.4*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(17)

10.5*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(3)

10.6*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015(4)

10.7*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(4)

10.8*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(5)

10.9*	Form of LTIP Unit Vesting Agreement(5)

10.10*	Form of Share Award Agreement for Trustees(5)

10.11*	Form of Share Award Agreement for Officers(6)

10.12*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards)(7)

10.13*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards)(7)

10.14*	Share Award Agreement, dated as of May 17, 2013, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards)(7)

10.15*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher(8)

10.16*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven(8)

10.17*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis(8)

10.18*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (8)

10.19*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (8)

10.20*	Share Award Agreement, dated as of January 31, 2014, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (8)

10.21*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Jeffrey H. Fisher(9)

10.22*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Dennis M. Craven(9)

10.23*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Peter Willis(9)

10.24*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Jeffrey H. Fisher (Performance-Based Share Awards) (9)

10.25*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Dennis M. Craven (Performance-Based Share Awards) (9)

10.26*	Share Award Agreement, dated as of January 30, 2015, between Chatham Lodging Trust and Peter Willis (Performance-Based Share Awards) (9)

10.27*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(10)

10.28*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Jeffrey Fisher (Outperformance Plan) (11)

10.29*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Dennis Craven (Outperformance Plan) (11)

10.30*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Peter Willis (Outperformance Plan) (11)

10.31	Agreement of Limited Partnership of Chatham Lodging, L.P.(5)

10.32	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(10)

10.33	Form of IHM Hotel Management Agreement(5)

10.34	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.(12)

10.35
Second Amended and Restated Limited Liability Company Agreement of INK Acquisition III, LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.(12)

10.36	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(12)

10.37	Sales Agreement, dated January 31, 2014, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(13)
10.38	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(14)

10.39	Limited Liability Company Agreement of IHP I Owner OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(14)

10.40	Sales Agreement, dated January 13, 2015 by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(15)

10.41	Credit Agreement, dated as of November 25, 2015, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent(16)

10.42*	Form of 2016 Time-Based LTIP Unit Award Agreement(17)

10.43*	Form of 2016 Performance-Based LTIP Unit Award Agreement(17)

12.1	Statement of computation of ratio of earnings to fixed charges and preferred share dividends

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).
(2)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 (File No. 001-34693).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014 (File No. 001-34693).
(9)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015 (File No. 001-34693).
(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(12)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 (File No. 001-34693).
(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2014 (File No. 001-34693).
(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 20, 2014 (File No. 001-34693).
(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 15, 2015 (File No. 001-34693).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2015 (File No. 001-34693).
(17)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 27, 2017	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Jeremy B. Wegner

/s/ MILES BERGER	Trustee	February 27, 2017
Miles Berger

/s/ THOMAS J. CROCKER	Trustee	February 27, 2017
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	February 27, 2017
Jack P. DeBoer

/s/ EDWIN B. BREWER	Trustee	February 27, 2017
Edwin B. Brewer

/s/ C. GERALD GOLDSMITH	Trustee	February 27, 2017
C. Gerald Goldsmith

/s/ ROBERT PERLMUTTER	Trustee	February 27, 2017
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 27, 2017
Rolf E. Ruhfus

CHATHAM LODGING TRUST

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Chatham Lodging Trust and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
February 27, 2017

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015

Assets:
Investment in hotel properties, net	$1,233,094	$1,258,452
Cash and cash equivalents	12,118	21,036
Restricted cash	25,083	19,273
Investment in unconsolidated real estate entities	20,424	23,618
Hotel receivables (net of allowance for doubtful accounts of $155 and $95, respectively)	4,389	4,433
Deferred costs, net	4,642	5,365
Prepaid expenses and other assets	2,778	5,052
Deferred tax asset, net	426	—
Total assets	$1,302,954	$1,337,229
Liabilities and Equity:
Mortgage debt, net	$530,323	$539,623
Revolving credit facility	52,500	65,580
Accounts payable and accrued expenses	27,782	25,100
Distributions and losses in excess of investments of unconsolidated real estate entities	6,017	2,703
Distributions payable	4,742	7,221
Total liabilities	621,364	640,227
Commitments and contingencies (see note 12)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2016 and 2015	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,367,014 and 38,308,937 shares issued and outstanding at December 31, 2016 and 2015, respectively	380	379
Additional paid-in capital	722,019	719,773
Retained earnings (distributions in excess of retained earnings)	(45,657)	(27,281)
Total shareholders’ equity	676,742	692,871
Noncontrolling Interests:
Noncontrolling interest in operating partnership	4,848	4,131
Total equity	681,590	697,002
Total liabilities and equity	$1,302,954	$1,337,229
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2016	2015	2014
Revenue:
Room	$273,345	$258,137	$184,926
Food and beverage	6,221	5,536	2,764
Other	10,115	9,534	7,534
Cost reimbursements from unconsolidated real estate entities	4,139	3,743	1,992
Total revenue	293,820	276,950	197,216
Expenses:
Hotel operating expenses:
Room	57,209	50,165	37,516
Food and beverage	4,928	4,127	1,966
Telephone	1,712	1,708	1,304
Other hotel operating	2,358	2,467	2,056
General and administrative	22,274	21,101	16,265
Franchise and marketing fees	22,412	21,240	15,110
Advertising and promotions	5,147	5,040	3,676
Utilities	9,545	9,464	7,269
Repairs and maintenance	12,444	11,722	8,705
Management fees	9,389	8,742	6,096
Insurance	1,359	1,218	998
Total hotel operating expenses	148,777	136,994	100,961
Depreciation and amortization	48,775	48,981	34,710
Property taxes, ground rent and insurance	21,564	18,581	12,624
General and administrative	11,119	11,677	9,852
Hotel property acquisition costs and other charges	510	1,451	10,381
Reimbursable costs from unconsolidated real estate entities	4,139	3,743	1,992
Total operating expenses	234,884	221,427	170,520
Operating income	58,936	55,523	26,696
Interest and other income	51	264	108
Interest expense, including amortization of deferred fees	(28,297)	(27,924)	(21,354)
Loss on early extinguishment of debt	(4)	(412)	(184)
Income (loss) from unconsolidated real estate entities	718	2,411	(3,830)
Income (loss) on sale from unconsolidated real estate entities	(10)	3,576	65,750
Income before income tax benefit (expense)	31,394	33,438	67,186
Income tax benefit (expense)	301	(260)	(105)
Net income	31,695	33,178	67,081
Net income attributable to non-controlling interest	(212)	(212)	(208)
Net income attributable to common shareholders	$31,483	$32,966	$66,873
Income per Common Share - Basic:
Net income attributable to common shareholders (Note 10)	$0.82	$0.87	$2.32
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 10)	$0.81	$0.86	$2.30
Weighted average number of common shares outstanding:
Basic	38,299,067	37,917,871	28,531,094
Diluted	38,482,875	38,322,285	28,846,724
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2014	26,295,558	$261	$433,900	$(50,792)	$383,369	$2,167	$385,536
Issuance of shares pursuant to Equity Incentive Plan	16,542	—	337	—	337	—	337
Issuance of shares, net of offering costs of $7,062	7,782,903	78	164,321	—	164,399	—	164,399
Issuance of restricted time-based shares	48,213	—	—	—	—	—	—
Issuance of performance based shares	31,342	—	—	—	—	—	—
Repurchase of common shares	(867)	—	(18)	—	(18)	—	(18)
Amortization of share based compensation	—	—	1,275	—	1,275	783	2,058
Dividends declared on common shares ($0.93 per share)	—	—	—	(27,201)	(27,201)	—	(27,201)
Distributions declared on LTIP units ($0.93 per unit)	—	—	—	—	—	(240)	(240)
Reallocation of noncontrolling interest	—	—	(497)	—	(497)	497	—
Net income	—	—	—	66,873	66,873	208	67,081
Balance, December 31, 2014	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $2,042	4,028,512	40	118,757	—	118,797	—	118,797
Issuance of restricted time-based shares	49,110	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	1,594	—	1,594	691	2,285
Dividends declared on common shares ($1.28 per share)	—	—	—	(49,127)	(49,127)	—	(49,127)
Distributions declared on LTIP units ($1.28 per unit)	—	—	—	—	—	(473)	(473)
Reallocation of noncontrolling interest	—	—	(286)	—	(286)	286	—
Net income	—	—	—	32,966	32,966	212	33,178
Balance December 31, 2015	38,308,937	379	719,773	(27,281)	692,871	4,131	697,002
Issuance of shares pursuant to Equity Incentive Plan	26,488	—	550	—	550	—	550
Issuance of shares, net of offering costs of $75	23,738	1	407	—	408	—	408
Issuance of restricted time-based shares	7,851	—	—	—	—	—	—
Amortization of share based compensation	—	—	1,278	—	1,278	1,235	2,513
Dividends declared on common shares ($1.30 per share)	—	—	—	(49,859)	(49,859)	—	(49,859)
Distributions declared on LTIP units ($1.30 per unit)	—	—	—	—	—	(719)	(719)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	31,483	31,483	212	31,695
Balance, December 31, 2016	38,367,014	380	722,019	(45,657)	676,742	4,848	681,590

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$31,695	$33,178	$67,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,562	48,784	34,579
Amortization of deferred franchise fees	214	197	131
Amortization of deferred financing fees included in interest expense	1,076	1,606	1,532
Net loss (gain) from remeasurement and sales of investment in unconsolidated real estate entities	10	(3,576)	(65,750)
Loss on early extinguishment of debt	4	412	184
Deferred tax benefit	(426)	—	—
Share based compensation	3,013	2,835	2,471
(Income) loss from unconsolidated real estate entities	(718)	(2,411)	3,830
Changes in assets and liabilities:
Hotel receivables	47	(318)	243
Deferred costs	(94)	(580)	(754)
Prepaid expenses and other assets	2,288	(2,277)	(118)
Accounts payable and accrued expenses	1,998	3,992	5,877
Net cash provided by operating activities	87,669	81,842	49,306
Cash flows from investing activities:
Improvements and additions to hotel properties	(22,496)	(20,331)	(14,931)
Acquisition of hotel properties, net of cash acquired	—	(169,447)	(404,737)
Distributions from unconsolidated entities	7,228	12,903	2,053
Investment in unconsolidated real estate entities	—	—	(27,948)
Restricted cash	(5,810)	(5,488)	(7,425)
Net cash used in investing activities	(21,078)	(182,363)	(452,988)
Cash flows from financing activities:
Borrowings on revolving credit facility	43,450	131,580	250,000
Repayments on revolving credit facility	(56,530)	(88,500)	(277,500)
Payments on debt	(3,775)	(3,239)	(2,631)
Proceeds from the issuance of debt	—	—	340,475
Principal prepayment of mortgage debt	(5,954)	(4,760)	(32,186)
Payments of financing costs	(50)	(2,112)	(1,585)
Payment of offering costs	(75)	(2,042)	(7,062)
Proceeds from issuance of common shares	482	120,839	171,552
In-substance repurchase of vested common shares	—	(22)	(18)
Forfeited distributions - non vested shares	(91)	—	—
Distributions-common shares/units	(52,966)	(45,264)	(26,507)
Net cash provided by (used in) financing activities	(75,509)	106,480	414,538
Net change in cash and cash equivalents	(8,918)	5,959	10,856
Cash and cash equivalents, beginning of period	21,036	15,077	4,221
Cash and cash equivalents, end of period	$12,118	$21,036	$15,077
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,836	$25,508	$18,296
Cash paid for income taxes	$742	$160	$220
-Continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2016, the Company issued 26,488 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2015. On January 15, 2015, the Company issued 14,113 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2014. On January 15, 2014, the Company issued 16,542 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2013.
As of December 31, 2016, the Company had accrued distributions payable of $4.7 million. These distributions were paid on January 27, 2017 except for $0.5 million related to accrued but unpaid distributions on unvested performance based shares (See Note 11). As of December 31, 2015, the Company had accrued distributions payable of $7.2 million. These distributions were paid on January 29, 2016 except for $0.3 million related to accrued but unpaid distributions on unvested performance based shares. As of December 31, 2014, the Company had accrued distributions payable of $2.9 million. These distributions were paid on January 25, 2015 except for $0.1 million related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $0.6 million, $0.6 million and $0.4 million is included in accounts payable and accrued expenses as of December 31, 2016, 2015 and 2014.
Accrued capital improvements of $2.0 million, $1.2 million and $0.9 million are included in accounts payable and accrued expenses as of December 31, 2016, 2015, and 2014 respectively.
During 2014, the Company wrote-off $0.4 million of deferred loan costs and $0.2 million of accumulated amortization on a loan that was paid off. During 2015, the Company wrote-off $1.5 million of deferred loan costs and $1.1 million of accumulated amortization related to the Company's senior secured revolving credit facility.
For the year ended December 31, 2015, the Company assumed the mortgage on the purchase of the Marina del Rey hotel of $22.6 million.
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
As of December 31, 2016, the Company owned 38 hotels with an aggregate of 5,712 (unaudited) rooms located in 15 states and the District of Columbia. As of December 31, 2016, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with NorthStar Realty Finance Corp ("NorthStar"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with NorthStar, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 (unaudited) rooms. The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JVs", which refers collectively to, for the period prior to December 31, 2016, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) owned its 5.0% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was leased to TRS Lessees, in which the Company indirectly owns, or owned, as applicable, noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2016, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher and 45% owned by affiliates of NorthStar Asset Management Group, Inc., managed 36 of the Company’s wholly owned hotels and Concord Hospitality Enterprises Company managed two of the Company’s wholly owned hotels. As of December 31, 2016, all of the NewINK JV hotels were managed by IHM. As of December 31, 2016, 34 of the Inland JV hotels are managed by IHM and 14 hotels are managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements, in the opinion of management, include all adjustments consisting of normal, recurring adjustments which are considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented.
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
Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable and mortgage debt. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for debt, the fair value of which is separately disclosed in Note 6.

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
The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 5 to 20 years for building improvements and one to ten years for furniture, fixtures and equipment. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. As of December 31, 2016, 2015 and 2014, there were no hotel properties impaired.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2016, the Company had no hotel properties held for sale.
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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2016, no JV hotels were impaired.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheets at December 31, 2016 and 2015 is $25.1 million and $19.3 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2016 and 2015, the allowance for doubtful accounts was $0.2 million and $0.1 million, respectively.

Deferred Costs
Deferred costs consist of franchise agreement fees for the Company’s hotels and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015

Loan costs	$4,561	$4,511
Franchise fees	3,568	3,474
	8,129	7,985
Less accumulated amortization	(3,487)	(2,620)
Deferred costs, net	$4,642	$5,365
Loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2016, 2015 and 2014, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.1 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.7 million, $1.2 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of loan costs consist of loan costs related to mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Mortgage debt	$532,563	$542,292
Deferred financing costs	(2,240)	(2,669)
Mortgage debt, net	$530,323	$539,623

Loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2016, 2015 and 2014, amortization expense related to loan costs of $0.4 million, $0.4 million, $0.4 million, respectively, is included in interest expense in the consolidated statement of operations.

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

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiary (a “TRS”) which, in turn is wholly owned by the Operating Partnership. Additionally, the Company indirectly (i) owns its interest in the hotels owned by the NewINK JV (47 hotels) and the Inland JV (48 hotels) and (ii) owned its interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was, leased to TRS Lessees in which the Company indirectly owns, or owned, as applicable, noncontrolling interests through its TRS holding company. The TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of FASB Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases.

As of December 31, 2016, the Company is no longer subject to U.S federal income tax examinations for years before 2013 and with few exceptions to state examinations before 2013.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provisions for income taxes is required in the Company's consolidated financial statements as of December 31, 2016. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

During the first quarter of 2015, management was notified that the Company's TRS was going to be examined by the State of Florida Department of Revenue for the tax years ended December 31, 2009 through 2013. The examination was closed in 2016 and no adjustments were required.

Organizational and Offering Costs

The Company expenses organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity as shares are sold. For offering costs incurred prior to potential share offerings, these costs are initially recorded in deferred costs on the balance sheet and then recorded as a reduction to additional paid-in capital as shares are sold through the subsequent share offering. As of December 31, 2016 and 2015, the Company had $0 and $0 recorded in deferred costs related to deferred offering costs, respectively.

Segment Information

Management evaluates the Company's hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers.

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes into a single non-current line item in the balance sheet. During 2016, the Company adopted ASU 2015-17 on a retrospective basis, as permitted by the standard. All deferred tax assets and liabilities as of December 31, 2016 have been presented as a single non-current line item in the accompanying consolidated balance sheets.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 is expected to impact the Company's financial statements as the Company has certain operating/land rights arrangements for which the Company is the lessee.

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

On August 26, 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption is permitted. We are evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements as the Company has certain cash payments and receipts related to debt extinguishment and distributions from equity method investments that will be affected by the new standard.

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts general described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018. We are evaluating the impact the adoption of ASU 2016-18 will have on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which will likely result in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes would also affect the accounting for disposal transactions. This standard will be effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. We are evaluating the impact the adoption of ASU 2017-01 will have on our consolidated financial statements.

3.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
No acquisitions were completed in 2016. The allocation of the purchase price of each of the hotels acquired by the Company in 2015, based on the fair value on the date of its acquisition, was (in thousands):

	Gaslamp	Dedham	Ft. Lauderdale	Marina del Rey	Total
Acquisition date	2/25/2015	7/17/2015	8/17/2015	9/17/2015
Number of rooms (unaudited)	240	81	104	134	559
Land	$—	$4,230	$9,200	$—	$13,430
Building and improvements	89,040	17,304	24,048	43,210	173,602
Furniture, fixtures and equipment	960	466	252	1,340	3,018
Cash	3	2	2	6	13
Restricted cash	—	—	—	1,755	1,755
Accounts receivable	81	47	32	30	190
Deferred costs, net	—	—	—	43	43
Prepaid expenses and other assets	278	3	40	217	538
Mortgage debt	—	—	—	(22,569)	(22,569)
Accounts payable and accrued expenses	(204)	(10)	(279)	(67)	(560)
Net assets acquired, net of cash	$90,155	$22,040	$33,293	$23,959	$169,447

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. The Company incurred acquisition costs of $0.5 million, $1.5 million and $10.4 million, respectively, during the years ended December 31, 2016, 2015 and 2014. Property acquisition costs incurred during 2016 related to prior acquisitions for which final amounts were more than previously accrued.

The amount of revenue and operating income from the hotels acquired in 2015 from their respective date of acquisition through December 31, 2016 is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Revenue	Operating Income	Revenue	Operating Income

Residence Inn San Diego Gaslamp	$15,018	$7,616	$12,670	$6,850
Residence Inn Dedham, MA	4,026	1,909	1,995	1,043
Residence Inn Ft. Lauderdale, FL	6,564	2,984	2,132	863
Hilton Garden Inn Marina del Rey, CA	10,523	5,216	2,500	1,200
Total	$36,131	$17,725	$19,297	$9,956

Pro Forma Financial Information (unaudited)
The following condensed pro forma financial information presents the unaudited results of operations as if the acquisition of the hotels acquired during the years ended December 31, 2015 or 2014 had taken place on January 1, 2014 and 2013, respectively. There were no hotels acquired in 2016. Since the acquisition of the Cherry Creek hotel was not material, the pro forma numbers presented below do not include the operating results of the Cherry Creek hotel prior to the acquisition date. Supplemental pro forma earnings were adjusted to exclude $0.7 million and $7.2 million, respectively, of acquisition-related costs incurred in the years ended December 31, 2015 and 2014. Supplemental pro forma earnings for the year ended December 2014 were adjusted to include these charges from 2015. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

	For the year ended
	December 31,
	2015	2014
Pro forma total revenue	$292,908	$271,321
Pro forma net income	$32,137	$22,013
Pro forma income per share:
Basic	$0.85	$0.58
Diluted	$0.84	$0.57
Weighted average common shares outstanding
Basic	37,917,871	37,917,871
Diluted	38,322,285	38,322,285
As a result of the properties being treated as acquired as of January 1, 2013 and 2014, the Company assumed approximately 38,308,937 shares were issued as of January 1, 2014 to fund the acquisition of the properties. Consequently, the weighted average shares outstanding was adjusted to reflect the treatment of these assumed additional shares as issued outstanding as of the beginning of the periods presented.

4.    Investment in Hotel Properties
Investment in hotel properties as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Land and improvements	$274,554	$274,543
Building and improvements	1,045,880	1,031,649
Furniture, fixtures and equipment	50,495	63,542
Renovations in progress	10,067	8,829
	1,380,996	1,378,563
Less: accumulated depreciation	(147,902)	(120,111)
Investment in hotel properties, net	$1,233,094	$1,258,452
5.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV with Cerberus for $1.6 million. The Torrance JV acquired the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company accounted for this investment under the equity method. During the years ended December 31, 2016 and 2015, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the year ended
	December 31,
	2016	2015
Cash generated from other activities and excess cash	$—	$185
Total	$—	$185
On December 30, 2015, the Torrance JV completed the sale of the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $51.8 million to BRE Torrance Holdco LLC ("BRE"). The gain from the Company's promote interest in the Torrance JV was approximately $3.6 million.

The Company owned a 10.3% interest in the Innkeepers JV, which owned 51 hotels comprising an aggregate of 6,845 rooms (unaudited) until June 9, 2014. The Company accounted for this investment under the equity method. On June 9, 2014, the Innkeepers JV completed the sale of 47 of the 51-hotels owned by the Innkeepers JV to the NewINK JV NorthStar owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV. The remaining four hotels that were part of the 51-hotel Innkeeper's JV portfolio, each of which is a Residence Inn hotel located in Silicon Valley, CA ("Silicon Valley Hotels"), were purchased by the Company. The Company accounts for its investment in the NewINK JV under the equity method. The remeasurement gain of the Company's interest in the four Silicon Valley Hotels as a result of the step acquisition was approximately $18.8 million and the net gain from the Company's promote interest in the Innkeepers JV was approximately $47.0 million (which was credited toward the purchase of the Silicon Valley Hotels), resulting in a total gain of $65.8 million from the transaction. For tax purposes, the Company's gain resulting from this transaction was rolled tax deferred between the basis of the Company's investment in the NewINK JV and the Company's basis in the four Silicon Valley Hotels. As of December 31, 2016 and December 31, 2015, the Company's share of partners' capital in the NewINK JV is approximately $10.1 million and $14.0 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $16.1 million and $16.7 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).
During the years ended December 31, 2016 and 2015, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the year ended
	December 31,
	2016	2015
Cash generated from other activities and excess cash	$4,728	$5,884
Total	$4,728	$5,884

On November 17, 2014, the Company acquired a 10.0% interest in Inland JV. NorthStar owns a 90.0% interest in the Inland JV. The Company accounts for this investment under the equity method. During the years ended December 31, 2016 and 2015, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the year ended
	December 31,
	2016	2015
Cash generated from other activities and excess cash	$2,500	$2,845
Total	$2,500	$2,845

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

The Company's investments in the NewInk JV and the Inland JV are $(6.0) million and $20.4 million, respectively, at December 31, 2016. The following tables sets forth the total assets, liabilities, equity and components of net income (loss), including the Company’s share, related to all JVs for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Balance Sheet
	December 31, 2016	December 31, 2015	December 31, 2014
Assets
Investment in hotel properties, net	$1,849,295	$1,857,497	$1,907,928
Other assets	143,769	206,894	261,311
Total Assets	$1,993,064	$2,064,391	$2,169,239

Liabilities
Mortgages and notes payable	$1,656,949	$1,657,000	$1,677,159
Other Liabilities	34,567	35,807	34,929
Total Liabilities	1,691,516	1,692,807	1,712,088

Equity
Chatham Lodging Trust	30,428	37,633	45,470
Joint Venture Partner	271,120	333,951	411,681
Total Equity	301,548	371,584	457,151
Total Liabilities and Equity	$1,993,064	$2,064,391	$2,169,239

	For the year ended
Statement of Operations	December 31,
	2016	2015	2014
Revenue	$484,708	$497,698	$290,419
Total hotel operating expenses	289,569	290,123	166,849
Hotel operating income	$195,139	$207,575	$123,570
Net income (loss) from continuing operations	$964	$19,241	$(40,018)
Loss on sale of hotels	$—	$—	$(5)
Net income (loss)	$964	$19,241	$(40,023)

Income (loss) allocable to the Company	$118	$1,811	$(4,165)
Basis difference adjustment	$600	$600	$335
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$718	$2,411	$(3,830)

6.    Debt
The Company's mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	12/31/16 Property Carrying Value	Balance Outstanding as of
				December 31, 2016	December 31, 2015
Senior Unsecured Revolving Credit Facility (1)	2.75%	November 25, 2019	$—	$52,500	$65,580
Courtyard by Marriott Altoona, PA (8)	5.96%	April 1, 2016	9,699	—	5,954
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,071	14,141	14,496
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,758	29,026	29,555
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	33,014	16,575	16,880
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,926	22,699	23,124
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,368	18,758	19,123
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,657	22,864	23,268
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	69,251	46,206	46,907
Residence Inn by Marriott Garden Grove, CA (2)	4.79%	April 6, 2024	40,307	33,674	34,000
Residence Inn by Marriott Silicon Valley I, CA (3)	4.64%	July 1, 2024	83,041	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA (3)	4.64%	July 1, 2024	90,952	70,700	70,700
Residence Inn by Marriott San Mateo, CA (3)	4.64%	July 1, 2024	65,395	48,600	48,600
Residence Inn by Marriott Mountain View, CA (3)	4.64%	July 1, 2024	57,091	37,900	37,900
SpringHill Suites by Marriott Savannah, GA (4)	4.62%	July 6, 2024	37,444	30,000	30,000
Hilton Garden Inn Marina del Rey, CA (7)	4.68%	July 6, 2024	43,133	22,145	22,510
Homewood Suites by Hilton Billerica, MA (5)	4.32%	December 6, 2024	11,557	16,225	16,225
Homewood Suite by Hilton Carlsbad, CA (5)	4.32%	December 6, 2024	29,732	19,950	19,950
Hampton Inn & Suites Houston Medical Cntr., TX (6)	4.25%	January 6, 2025	14,840	18,300	18,300
Total debt before unamortized debt issue costs			$748,236	$585,063	$607,872
Unamortized mortgage debt issue costs				(2,240)	(2,669)
Total debt outstanding				582,823	605,203

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

(2)
On March 21, 2014, the Company refinanced the mortgage for the Residence Inn Garden Grove hotel. The new loan has a 10-year term and a 30-year amortization payment schedule but is interest only for the first 12 months. The Company incurred $0.2 million in costs for the early extinguishment of debt related to the old loan.

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

(8)	On January 4, 2016, the Company paid off the loan secured by the Courtyard by Marriott Altoona, PA hotel, due April 1, 2016.

On November 25, 2015, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a new unsecured revolving credit agreement with the lenders party thereto, Barclays Bank PLC, Citigroup Global Markets Inc., Regions Capital Markets and U.S. Bank National Association as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent and Citibank, N.A. and U.S. Bank National Association as co-documentation agents (the “New Credit Agreement”). The New Credit Agreement has an initial maturity date of November 25, 2019, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions. In connection with the entry into the New Credit Agreement, the Company and the Operating Partnership terminated the Amended and Restated Credit Agreement, dated as of November 5, 2012, as amended, among the Company, the Operating Partnership, the lenders party thereto, Barclays Capital Inc. and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association as co-documentation agents (the "Existing Credit Agreement"), which was composed of a secured revolving credit facility that provided borrowing capacity of up to $175.0 million. Proceeds under the New Credit Agreement were used to repay outstanding borrowings under the Existing Credit Agreement. The New Credit Agreement includes limitations on the extent of allowable distributions from the operating partnership to the Company not to exceed the greater of 95% of adjusted funds from operations and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Borrowing Capacity:	Up to $250.0 Million
Accordion feature:	Increase borrowing capacity by up to additional $150.0 million
Interest rate:	Floating rate based on LIBOR plus 155-230 basis points, based on leverage ratio
Unused fee:	20 basis points if less than 50% unused, 30 basis points if more than 50% unused
Maximum leverage ratio:	60%
Minimum fixed charge coverage ratio:	1.5x
At December 31, 2016 and 2015, the Company had $52.5 million and $65.6 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At December 31, 2016, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt, which is all of the Company's mortgage loans, by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2016 and 2015 was $516.0 million and $522.7 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2016, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2016 and 2015 was $52.5 million and $65.6 million, respectively.
As of December 31, 2016, the Company was in compliance with all of its financial covenants. At December 31, 2016, the Company’s consolidated fixed charge coverage ratio was 3.4 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of December 31, 2016, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2017	$4,302
2018	5,374
2019	59,840
2020	9,899
2021	22,309
Thereafter	483,339
Total	$585,063

7.    Income Taxes
The Company’s TRS is subject to federal and state income tax. In 2016, the company owned 100% of TRS1 and TRS 2 that filed separate income tax returns. The companies merged on April 30, 2016. Beginning on May 1, 2016 the Company's TRS is taxed as one legal entity.
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2016	2015	2014
Current:
Federal	$56	$129	$82
State	69	131	27
Current tax expense	$125	$260	$109

Deferred:
Federal	(380)	—	(3)
State	(46)	—	(1)
Deferred tax benefit	(426)	—	(4)
Total tax expense (benefit)	$(301)	$260	$105

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2016	2015	2014
Book income (loss) before income taxes of the TRS	$974	$2,384	$(520)

Statutory rate of 34% applied to pre-tax income	$331	$810	$(178)
Effect of state and local income taxes, net of federal tax benefit	38	97	(14)
Provision to return adjustment	(406)	211	40
Permanent adjustments	16	140	—
Change in valuation allowance	(299)	(998)	257
Other	19	—	—
Total income tax (benefit) expense	$(301)	$260	$105

Effective tax rate	(30.90)%	10.91%	(20.19)%

At December 31, 2016, our TRS had a gross deferred tax asset associated with future tax deductions of $0.4 million. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2016 and 2015 are as follows (in thousands):

	For the year ended
	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$59	$36
Accrued compensation	692	489
Total book to tax difference in partnership	(404)	(356)
Net operating loss	79	130
Valuation allowance	—	(299)
Net deferred tax asset	$426	$—
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2016, management determined that sufficient positive evidence existed to conclude that it is more likely than not that the net deferred tax asset would be realizable against the current period's earnings, and therefore, released the related valuation allowance in accordance with GAAP for intraperiod tax allocation.

8.    Dividends Declared and Paid
The Company declared regular common share dividends of $1.30 per share and distributions on LTIP units of $1.30 per unit for the year ended December 31, 2016. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Ordinary Income	Return of Capital
Special	1/15/2016	1/29/2016	$0.08	$0.08	$0.072	$0.008
January	1/29/2016	2/26/2016	0.10	0.10	0.090	0.010
February	2/29/2016	3/25/2016	0.10	0.10	0.090	0.010
March	3/31/2016	4/29/2016	0.11	0.11	0.099	0.011
1st Quarter 2016			$0.39	$0.39	$0.351	$0.039

April	4/29/2016	5/27/2016	$0.11	$0.11	$0.099	$0.011
May	5/31/2016	6/24/2016	0.11	0.11	0.099	0.011
June	6/30/2016	7/29/2016	0.11	$0.11	0.099	0.011
2nd Quarter 2016			$0.33	$0.33	$0.297	$0.033

July	7/29/2016	8/26/2016	$0.11	$0.11	$0.099	$0.011
August	8/31/2016	9/30/2016	0.11	0.11	0.099	0.011
September	9/30/2016	10/28/2016	$0.11	0.11	$0.099	$0.011
3rd Quarter 2016			$0.33	$0.33	$0.297	$0.033

October	10/31/2016	11/25/2016	$0.11	$0.11	$0.099	$0.011
November	11/30/2016	12/30/2016	0.11	0.11	0.099	0.011
December	12/30/2016	1/27/2017	$0.11	$0.11	$0.099	$0.011
4th Quarter 2016			$0.33	$0.33	$0.297	$0.033

Total 2016			$1.38	$1.38	$1.242	$0.138

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Ordinary Income	Capital Gain
January	1/30/2015	2/27/2015	$0.10	$0.10	$0.094	$0.006
February	2/27/2015	3/27/2015	0.10	0.10	0.094	0.006
March	3/31/2015	4/24/2015	0.10	0.10	0.094	0.006
1st Quarter 2015			$0.30	$0.30	$0.282	$0.018

April	4/30/2015	5/29/2015	$0.10	$0.10	$0.094	$0.006
May	5/29/2015	6/26/2015	0.10	0.10	0.094	0.006
June	6/30/2015	7/31/2015	0.10	$0.10	0.094	0.006
2nd Quarter 2015			$0.30	$0.30	$0.282	$0.018

July	7/31/2015	8/28/2015	$0.10	$0.10	$0.094	$0.006
August	8/31/2015	9/25/2015	0.10	0.10	0.094	0.006
September	9/30/2015	10/30/2015	$0.10	0.10	$0.094	$0.006
3rd Quarter 2015			$0.30	$0.30	$0.282	$0.018

October	10/30/2015	11/27/2015	$0.10	$0.10	$0.094	$0.006
November	11/30/2015	12/28/2015	0.10	0.10	0.094	0.006
December	12/31/2015	1/29/2016	$0.10	$0.10	$0.094	$0.006
4th Quarter 2015			$0.30	$0.30	$0.282	$0.018

Total 2015			$1.20	$1.20	$1.128	$0.072

For the year ended December 31, 2016, approximately 90.0% of the distributions paid to stockholders were considered ordinary income and approximately 10.0% were considered returns of capital. For the year ended December 31, 2015, approximately 94.0% of the distributions paid to stockholders were considered ordinary income and approximately 6.0% were considered a capital gain for federal income tax purposes. A special dividend payment of $0.08 per share was authorized by the Company's Board of Trustees and declared by the Company on December 31, 2015. This special dividend was paid on January 29, 2016 to shareholders of record on January 15, 2016 and is taxable to shareholders in 2016.

9.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2016, 38,367,014 common shares were outstanding.
Common share offerings of the Company consisted of the following from inception through December 31, 2016:

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

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of December 31, 2016 and 2015, respectively, we had issued 29,333 and 5,595 shares under the DRSPP at a weighted average price of $21.22 and $25.00 per share, respectively. As of December 31, 2016, there were common shares having a maximum aggregate sales price of approximately $24.4 million available for issuance under the DRSPP.

In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, the Company may publicly offer and sell up to $50 million of its common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of December 31, 2016 and 2015, respectively, we had issued 880,820 and 880,820 shares under the ATM Plan at a weighted average price of $23.54 per share. As of December 31, 2016, there were common shares having a maximum aggregate sales price of approximately $29.3 million available for issuance under the ATM Plan.

During the years ended December 31, 2016 and December 31, 2015, the Company withheld 0 and 763, respectively, common shares that had vested to executives in accordance with the Equity Incentive Plan at a value of $29.35, per share to meet the minimum statutory tax withholding requirements of the executive which were directly remitted by the Company to the appropriate taxing jurisdiction. Once shares are forfeited, they are not eligible to be reissued. The price per share is determined by using the closing price of the common shares the day before they are withheld.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2016 and 2015.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2016 and 2015, there were no Operating Partnership common units held by unaffiliated third parties.

At December 31, 2016 and 2015, an aggregate of 257,775 and 257,775 LTIP units, respectively, a special class of operating partnership units, were held by executive officers. The LTIP units receive per unit distributions equal to the per share distribution paid on common shares. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units of one of the officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of these LTIP units have vested. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of the units that have reached parity have vested as of December 31, 2016. Accordingly, these LTIP units will be allocated their pro-rata share of the Company's net income (loss).

At December 31, 2016 and 2015, an aggregate of 222,585 and 183,300 Class A Performance LTIP units, respectively, were held by executive officers. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution per LTIP unit equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.

At December 31, 2016 and 2015, an aggregate of 72,966 and 0 2016 Time-Based LTIP Unit Awards, respectively, a special class of operating partnership units, were held by executive officers. The 2016 Time-Based LTIP Unit Awards will vest ratably on each of January 28, 2017, January 28, 2018 and January 28, 2019. Prior to vesting, a holder is entitled to receive distributions on and to vote the LTIP Units that comprise the 2016 Time-Based LTIP Unit Awards.

10.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares of beneficial interest, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the year ended
	December 31,
	2016	2015	2014
Numerator:
Net income	$31,483	$32,966	$66,873
Dividends paid on unvested shares and LTIP units	(189)	(151)	(216)
Undistributed earnings allocated to unvested shares and LTIP units	—	—	(324)
Net income attributable to common shareholders	$31,294	$32,815	$66,333
Denominator:
Weighted average number of common shares - basic	38,299,067	37,917,871	28,531,094
Effect of dilutive securities:
Unvested shares	183,808	404,414	315,630
Weighted average number of common shares - diluted	38,482,875	38,322,285	28,846,724
Basic income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.82	$0.87	$2.32
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.81	$0.86	$2.30

11.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The Equity Incentive Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards. The Equity Incentive Plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the Equity Incentive Plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares, for which dividends on unvested performance-based shares are accrued and not paid until those shares are vested and Class A Performance LTIP units, for which dividends are paid based on 10% of the declared amount until the Class A Performance LTIP units vest, at which time the remaining 90% of the dividends is paid. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2016, there were 1,900,922 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards
A summary of the restricted shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of December 31, 2016 are:

Award Type	Award Date	Total Shares Granted	Vested as of December 31, 2016
2013 Time-based Awards	1/29/2013	40,829	40,829
2013 Performance-based Awards	5/17/2013	40,829	40,829
2014 Time-based Awards	1/31/2014	48,213	32,142
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	13,387
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	2,983
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

A summary of the Company’s restricted share awards for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	170,480	$21.38	179,641	$14.92	158,035	$12.39
Granted	—	—	85,254	26.59	87,018	17.46
Vested	(59,655)	20.14	(94,415)	13.80	(65,412)	12.17
Non-vested at end of the period	110,825	$22.05	170,480	$21.38	179,641	$14.92
As of December 31, 2016 and 2015, there were $0.9 million and $2.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2016, these costs were expected to be recognized over a weighted–average period of approximately 1.1 years. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $1.3 million, $1.6 million and $1.3 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP Unit awards for the years ended years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	183,300	$14.13	51,555	$15.18	103,110	$15.18
Granted	112,251	14.73	183,300	14.13	—	—
Vested	—	—	(51,555)	(15.18)	(51,555)	(15.18)
Non-vested at end of period	295,551	$14.36	183,300	$14.13	51,555	$15.18

On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with FASB Codification Topic (“ASC”) 718, “Stock Compensation”. On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s then new Chief Financial Officer and 15,435 LTIP units granted to the Company’s former Chief Financial Officer were forfeited. These LTIP units vest ratably over a five year period beginning on the date of grant. All of these LTIP units have vested.

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

The grant date fair value of the performance LTIP awards were determined using a Monte Carlo simulation method with the following assumptions (based on the three year risk free U.S. Treasury yield over the measurement period of the LTIP awards):

	Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate	Discount
Outperformance Plan	6/1/2015	26%	4.5%	0.95%	—%
2016 Time-Based LTIP Unit Awards	1/28/16	28%	—%	0.79%	7.5%
2016 Performance-Based LTIP Unit Awards	1/28/16	30%	5.8%	1.13%	—%

The Company recorded $1.2 million, $0.7 million and $0.8 million in compensation expense related to the LTIP units for years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, there was $2.6 million and $2.2 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.2 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units of one of the officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of these LTIP units have vested as of December 31, 2016. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units of the other two officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. All of the LTIP units that have reached parity have vested as of December 31, 2016. Accordingly, these LTIP units were allocated their pro-rata share of the Company's net income.
Board of Trustee Share Compensation
For 2016 and 2015, each independent trustee was compensated $0.1 million for their services. For 2014, each independent trustee was compensated $0.08 million for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 50% in the form of shares. In January 2016, 2015 and 2014, the Company issued 26,488, 14,113 and 16,542 common shares, respectively, to its independent trustees as compensation for services performed in 2015, 2014 and 2013, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 15, 2017, the Company distributed 23,980 common shares to its independent trustees for services performed in 2016.
12.    Commitments and Contingencies
Litigation
The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its properties.

Hotel Ground Rent
The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent currently is equal to approximately $8,000 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $40,000 per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
At the Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2016 under these leases amounted to approximately $27,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $43,000 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.

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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and gross office lease as of December 31, 2016, for each of the next five calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2017	$1,215	$745
2018	1,217	772
2019	1,220	792
2020	1,267	812
2021	1,273	832
Thereafter	69,454	4,163
Total	$75,646	$8,116
Management Agreements
The management agreements with Concord had an initial ten-year term that would have expired on February 28, 2017. The management agreements with Concord were terminated as of December 31, 2016. The Company entered into management agreements with IHM for these hotels beginning January 1, 2017.
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

As of December 31, 2016, terms of the Company's management agreements are (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	Concord	4.0%	$1,211	$—	—%
Springhill Suites Washington	Concord	4.0%	991	—	—%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	2.0%	1,000	550	1.0%
Homewood Suites by Hilton Carlsbad (North San Diego County)	IHM	3.0%	1,000	—	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	850	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	850	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mission Valley	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $9.4 million, $8.7 million and $6.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Incentive management fees paid to IHM for the years ended years ended December 31, 2016, 2015 and 2014 were $0.3 million, $0.3 million and $0.2 million, respectively. There have been no incentive management fees accrued or paid to Concord.

Franchise Agreements
The Company’s TRS Lessees have entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, Hampton Inns Franchise, LLC, Marriott International, Inc., Hyatt Hotels, LLC and Hilton Garden Inns Franchise, LLC.
Terms of the Company's franchise agreements are as of December 31, 2016:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Homewood Suites by Hilton Carlsbad (North San Diego County)	4.0%	4.0%	2028
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2020
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	5.5%	4.3%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	3% to 5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Courtyard West University Houston	5.5%	2.0%	2029
Residence Inn West University Houston	6.0%	2.5%	2024
Hilton Garden Inn Burlington	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	3% to 5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	3% to 6.0%	2.5%	2045
Franchise and marketing/program fees totaled approximately $22.4 million, $21.2 million and $15.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

13.    Related Party Transactions
Mr. Fisher owns 51% of IHM and affiliates of NorthStar Asset Management Group, Inc. own 45%. As of December 31, 2016, the Company had hotel management agreements with IHM to manage 36 of its wholly owned hotels. As of December 31, 2016, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2016, 2015 and 2014 were $9.2 million, $8.5 million and $5.8 million, respectively. At December 31, 2016 and 2015, the amounts due to IHM were $0.9 million and $1.0 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2016, 2015 and 2014 were $0.3 million, $0.3 million and $0.2 million, respectively.
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
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expenses for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the years ended December 31, 2016, 2015 and 2014 were $6.2 million, $4.2 million and $3.3 million, respectively.

14.    Quarterly Operating Results (unaudited)

	Quarter Ended - 2016
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$68,850	$78,001	$79,733	$67,236
Total operating expenses	57,861	59,429	60,275	57,319
Operating income	10,989	18,572	19,458	9,917
Net income attributable to common shareholders	3,300	12,168	13,355	2,660
Income per common share, basic (1)	0.09	0.32	0.35	0.07
Income per common share, diluted (1)	0.08	0.31	0.34	0.07

Weighted average number of common shares outstanding:
Basic	38,274,448	38,299,132	38,307,382	38,315,040
Diluted	38,671,129	38,734,987	38,768,638	38,525,598

	Quarter Ended - 2015
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$58,916	$72,257	$78,229	$67,548
Total operating expenses	50,487	54,191	58,115	58,634
Operating income	8,429	18,066	20,114	8,914
Net income (loss) attributable to common shareholders	1,411	12,763	14,315	4,477
Income (loss) per common share, basic (1)	0.04	0.33	0.37	0.12
Income (loss) per common share, diluted (1)	0.04	0.33	0.37	0.12

Weighted average number of common shares outstanding:
Basic	37,018,039	38,211,833	38,212,028	38,213,219
Diluted	37,322,278	38,618,824	38,614,360	38,619,472

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

15.    Subsequent Events

As of January 1, 2017, hotel management of the Altoona and Washington, PA hotels was transferred to IHM from Concord. The management agreements have similar terms to the other agreements with IHM, as discussed in note 12. Terms of the Company's management agreements are (dollars are not in thousands):

Property	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	3.0%	$1,500	$1,000	1.0%
Springhill Suites Washington	3.0%	1,200	1,000	1.0%

On January 6, 2017, the SEC declared effective the Company's new $25 million registration statement for the DRSPP to replace the prior expiring program.

As of January 10, 2017, our JV partner, NorthStar, merged into a new company, Colony NorthStar, Inc. (“Colony NorthStar”). The merger was between Colony Capital, Inc. (“Colony”), NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (“NRF”). The transaction was originally announced on June 3, 2016 and approved by all three companies’ stockholders at their respective special meetings held on December 20, 2016. As a result, the interests in NewINK JV and Inland JV that are not held by us are now held by Colony.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$2,901	$1,834	$10,101	$11,935	$10,101	$1,833	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	16,225	1,470	10,555	48	1,325	1,518	11,880	13,398	11,880	2,093	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	1,754	3,519	15,714	19,233	15,714	2,784	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	1,269	1,537	10,569	12,106	10,569	1,968	1998	(1)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	—	2,500	7,583	29	1,285	2,529	8,868	11,397	8,868	1,647	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	1,181	1,417	10,556	11,973	10,556	1,936	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	18,300	3,200	12,709	56	793	3,256	13,502	16,758	13,502	2,306	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,086	2,200	19,851	22,051	19,851	3,331	2004	(1)
Courtyard Altoona - Altoona, PA	2010	—	—	10,730	—	895	—	11,625	11,625	11,625	2,040	2001	(1)
SpringHill Suites Washington - Washington, PA	2010	—	1,000	10,692	—	990	1,000	11,682	12,682	11,682	2,048	2000	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	6,119	2,200	23,796	25,996	23,796	3,862	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	14,141	—	20,281	9	2,997	9	23,278	23,287	23,278	3,816	2000	(1)
Homewood Suites Carlsbad - Carlsbad, CA	2010	19,950	3,900	27,520	—	1,351	3,900	28,871	32,771	28,871	4,353	2008	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	33,674	7,109	35,484	—	1,726	7,109	37,210	44,319	37,210	5,309	2003	(1)
Residence Inn Mission Valley - San Diego, CA	2011	29,026	9,856	39,535	—	596	9,856	40,131	49,987	40,131	5,511	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	16,575	5,999	24,764	7	4,690	6,006	29,454	35,460	29,454	3,953	1996	(1)
Doubletree Suites Washington DC - Washington, DC	2011	—	6,083	22,063	28	4,967	6,111	27,030	33,141	27,030	4,063	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	22,699	5,752	28,917	—	145	5,752	29,062	34,814	29,062	3,990	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	212	4,315	22,876	27,191	22,876	2,295	2011	(1)
Courtyard Houston - Houston, TX	2013	18,758	5,600	27,350	—	528	5,600	27,878	33,478	27,878	2,686	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	22,864	3,000	35,576	—	157	3,000	35,733	38,733	35,733	3,186	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	35	1,904	12,385	14,289	12,385	1,053	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	442	4,105	23,542	27,647	23,542	1,998	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	46,206	13,800	56,957	—	1,770	13,800	58,727	72,527	58,727	4,718	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	30,000	2,400	36,050	—	1,098	2,400	37,148	39,548	37,148	2,899	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	64,800	42,652	45,846	—	237	42,652	46,083	88,735	46,083	7,872	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	70,700	46,474	50,380	—	548	46,474	50,928	97,402	50,928	8,671	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	48,600	38,420	31,352	—	272	38,420	31,624	70,044	31,624	5,400	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	37,900	22,019	31,813	—	6,771	22,019	38,584	60,603	38,584	5,499	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	259	3,700	26,559	30,259	26,559	1,573	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	1,320	2,413	22,874	25,287	22,874	1,198	2000	(1)
Courtyard West University - Houston, TX	2014	—	2,012	17,916	—	323	2,012	18,239	20,251	18,239	966	2004	(1)
Residence Inn West University - Houston, TX	2014	—	3,640	25,631	—	1,222	3,640	26,853	30,493	26,853	1,458	2004	(1)
Hilton Garden Inn Burlington - Burlington, MA	2014	—	4,918	27,193	—	1,136	4,918	28,329	33,247	28,329	1,557	1975	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	—	41	—	89,081	89,081	89,081	4,122	2009	(1)
Hilton Garden Inn Marina del Rey, CA	2015	22,145	—	43,210	—	374	—	43,584	43,584	43,584	1,407	2013	(1)
Residence Inn Dedham, MA	2015	—	4,230	17,304	—	16	4,230	17,320	21,550	17,320	633	1998	(1)
Residence Inn Ft. Lauderdale, FL	2015	—	9,200	24,048	—	143	9,200	24,191	33,391	24,191	832	2008	(1)
Grand Total(s)			$274,212	$992,744	$343	$52,974	$274,555	$1,045,718	$1,320,273	$1,045,718	$116,866

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2016	2015	2014	2013	2012	2011
Balance at the beginning of the year	$1,306,192	$1,105,504	$654,560	$423,729	$392,463	200,974
Acquisitions	—	187,032	444,233	222,273	26,979	185,995
Dispositions during the year	—	—	—	—	(951)	—
Capital expenditures and transfers from construction-in-progress	14,081	13,656	6,711	8,558	5,238	5,494
Investment in Real Estate	$1,320,273	$1,306,192	$1,105,504	$654,560	$423,729	$392,463

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$83,245	$50,910	$28,980	$17,398	$8,394	1,901
Depreciation and amortization	33,621	32,335	21,930	11,582	9,004	6,493
Balance at the end of the year	$116,866	$83,245	$50,910	$28,980	$17,398	$8,394

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,320,434 as of December 31, 2016.

INK Acquisition, LLC & Affiliates
Financial Statements
As of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015, and periods from June 9, 2014 to December 31, 2014 and January 1, 2014 to June 9, 2014
With Reports of Independent Certified Public Accountants

Report of Independent Certified Public Accountants

To the Managing Member of
INK Acquisition, LLC & Affiliates

We have audited the accompanying combined financial statements of INK Acquisition, LLC & Affiliates which comprise the combined balance sheets as of December 31, 2016 and 2015, and the related combined statements of operations, owners’ equity (deficit), and cash flows for the years then ended.

Management's Responsibility for the Combined Financial Statements

Management is responsible for the preparation and fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.

Certified Public Accountants’ Responsibility

Our responsibility is to express an opinion on the combined financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of INK Acquisition, LLC & Affiliates as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
February 27, 2017

Report of Independent Certified Public Accountants

To the Partners of
INK Acquisition, LLC & Affiliates

We have audited the accompanying combined financial statements of INK Acquisition, LLC (a Delaware limited liability company) & Affiliates, which comprise the combined balance sheet as of December 31, 2014 (Successor), and the related combined statements of operations, changes in owners' equity, and cash flows for the period June 9, 2014 through December 31, 2014 (Successor), and the related notes to the financial statements.

Management's responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's responsibility

Our responsibility is to express an opinion on these combined financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on the auditor's judgment, including the assessment of risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of INK Acquisition, LLC & Affiliates as of December 31, 2014 (Successor) and the results of their operations and their cash flows for the period from June 9, 2014 through December 31, 2014 (Successor) in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
April 2, 2015

Report of Independent Certified Public Accountants

To the Managing Manager of
INK Acquisition, LLC & Affiliates

We have audited the accompanying combined financial statements of INK Acquisition, LLC & Affiliates, which comprise the combined statement of operations, changes in owners’ equity (deficit), and cash flows for the period from January 1, 2014 to June 9, 2014.
Management's Responsibility for the Combined Financial Statements
Management is responsible for the preparation and fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.
Certified Public Accountants’ Responsibility
Our responsibility is to express an opinion on the combined financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of INK Acquisition, LLC & Affiliates for the period from January 1, 2014 to June 9, 2014 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 31, 2015

INK Acquisition, LLC & Affiliates
Combined Balance Sheets
(In thousands)

	December 31, 2016	December 31, 2015
Assets:
Investment in hotel properties, net	$870,214	$907,216
Cash and cash equivalents	15,816	15,466
Restricted cash	59,157	56,268
Hotel receivables (net of allowance for doubtful accounts of $377 and $389, respectively)	2,830	2,466
Deferred costs, net	3,475	3,736
Prepaid expenses and other assets	3,427	5,113
Total assets	$954,919	$990,265

Liabilities and Owner's Equity:
Debt	$839,977	$837,137
Accounts payable and accrued expenses	16,665	16,763
Total liabilities	856,642	853,900

Commitments and contingencies (see note 9)
Owners' Equity (Deficit)
Contributions	215,282	215,282
Distributions and accumulated deficit	(117,005)	(78,917)
Total owners' equity	98,277	136,365
Total liabilities and owners' equity	$954,919	$990,265

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates
Combined Statements of Operations
(In thousands)

	Successor			Predecessor
	For the year ended December 31, 2016	For the year ended December 31, 2015	Period from June 9, 2014 through December 31, 2014	Period from January 1, 2014 through June 9, 2014
Revenue:
Room	$242,413	$237,545	$129,138	$112,588
Food and beverage	11,862	12,312	7,112	4,640
Other	6,646	5,584	3,166	2,390
Total revenue	260,921	255,441	139,416	119,618
Expenses:
Hotel operating expenses:
Room	53,744	49,147	26,960	23,049
Food and beverage	9,048	9,211	5,315	3,881
Telephone	2,090	2,146	1,183	957
Other hotel operating	2,281	2,424	1,327	1,067
General and administrative	23,369	23,108	12,629	11,053
Franchise and marketing fees	19,742	19,335	10,385	8,614
Advertising and promotions	5,788	5,486	3,186	3,090
Utilities	10,531	11,153	6,111	5,624
Repairs and maintenance	13,597	13,695	7,087	6,740
Management fees to related party	8,922	8,761	4,797	3,185
Insurance	1,697	1,633	1,036	855
Total hotel operating expenses	150,809	146,099	80,016	68,115
Depreciation and amortization	50,235	47,846	25,214	20,809
Property taxes and insurance	12,526	11,889	6,676	5,834
General and administrative	3,101	2,812	1,798	2,753
Hotel property acquisition costs and other charges	201	786	19,868	28
Total operating expenses	216,872	209,432	133,572	97,539
Operating income	44,049	46,009	5,844	22,079
Interest and other income	23	36	35	42
Interest expense, including amortization of deferred fees	(36,160)	(37,411)	(21,180)	(24,571)
Net income (loss)	$7,912	$8,634	$(15,301)	$(2,450)

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates
Combined Statements of Owners' Equity (Deficit)
(In thousands)

	Contributions	Accumulated Earnings	Distributions/Other	Total Equity
Predecessor

Balance at December 31, 2013	360,000	(42,660)	(332,691)	(15,351)
Net loss	—	(2,450)	—	(2,450)
Distributions	—	—	(4,000)	(4,000)
Balance at June 9, 2014	$360,000	$(45,110)	$(336,691)	$(21,801)

Successor

Balance at June 9, 2014	$—	$—	$—	$—
Net loss	—	(15,301)	—	(15,301)
Contributions	215,282	—	—	215,282
Distributions	—	—	(15,000)	(15,000)
Balance at December 31, 2014	$215,282	$(15,301)	$(15,000)	$184,981
Net income	—	8,634	—	8,634
Distributions	—	—	(57,250)	(57,250)
Balance at December 31, 2015	$215,282	$(6,667)	$(72,250)	$136,365
Net income	—	7,912	—	7,912
Distributions	—	—	(46,000)	(46,000)
Balance at December 31, 2016	$215,282	$1,245	$(118,250)	$98,277

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates
Combined Statement of Cash Flows
(In thousands)

	Successor			Predecessor
	For the year ended December 31, 2016	For the year ended December 31, 2015	Period from June 9, 2014 through December 31, 2014	Period from January 1, 2014 through June 9, 2014
Cash flow from operating activities:
Net income (loss)	$7,912	$8,634	$(15,301)	$(2,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49,977	47,589	25,072	20,659
Amortization of deferred franchise fees	253	253	142	150
Amortization of deferred financing costs included in interest expense	2,882	6,816	3,775	2,819
Changes in assets and liabilities:
Hotel receivables	(364)	3,362	(5,828)	(4,272)
Prepaid expenses and other assets	1,686	276	(5,389)	(1,100)
Deferred costs	8	9	(191)	(19)
Accounts payable and accrued expenses	153	(2,240)	19,540	7,753
Net cash provided by operating activities	62,507	64,699	21,820	23,540

Cash flows from investing activities:
Investment in hotel properties, net of cash received	—	—	(911,733)	—
Improvements and additions to hotel properties	(13,226)	(25,707)	(20,856)	(17,135)
Payments for franchise fees and intangibles	—	—	(3,954)	—
Restricted cash	(2,889)	24,525	(80,793)	521
Net cash used in investing activities	(16,115)	(1,182)	(1,017,336)	(16,614)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	840,000	—
Payments of financing costs	(42)	—	(13,450)	—
Contributions from owners	—	—	193,165	—
Distributions to owners	(46,000)	(57,250)	(15,000)	(4,000)
Net cash provided by (used in) financing activities	(46,042)	(57,250)	1,004,715	(4,000)

Net change in cash and cash equivalents	350	6,267	9,199	2,926
Cash and cash equivalents, beginning of period	15,466	9,199	—	22,850
Cash and cash equivalents, end of period	$15,816	$15,466	$9,199	$25,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,887	$30,447	$15,628	$20,076
Supplemental disclosure of non-cash information:
Accrued improvements and additions to hotel properties	$68	$319	$857	$1,407
Chatham's equity was rolled-over from the Predecessor company	$—	$—	$22,117	—

- continued -

	Successor			Predecessor
	For the year ended December 31, 2016	For the year ended December 31, 2015	Period from June 9, 2014 through December 31, 2014	Period from January 1, 2014 through June 9, 2014
Non-cash changes related to distribution of four hotels to predecessor owner and successor recapitalization:
Investment in hotel properties	—	—	—	$92,127
Net change in operating assets and liabilities	—	—	—	34,432
Debt	—	—	—	(110,000)

See Note 3 to the financial statements for a description of assets and liabilities acquired in connection with the acquisition of 47 hotels from Old Ink JV (as defined in Note 1 to the financial statements) on June 9, 2014.

The accompanying notes are an integral part of these combined financial statements.

INK Acquisition, LLC & Affiliates

Notes to Combined Financial Statements
(dollars in thousands)

1.	Organization

Predecessor

INK Acquisition, LLC and a series of affiliated limited liability companies (see below) were formed in 2011 to acquire the assets and associated operations of 64 hotels as a result of the bankruptcy reorganization plan of affiliates of Innkeepers USA Trust ("Innkeepers").  The affiliated limited liability companies, which are under common control, combined in these financial statements are as follows:
        INK Acquisition II, LLC
        INK Acquisition III, LLC
        INK Acquisition IV, LLC
        INK Acquisition V, LLC
        INK Acquisition VI, LLC
        INK Acquisition VII, LLC
INK Acquisition, LLC and the affiliated limited liability companies above formed a joint venture (“Old Ink JV”) and were each owned 89.7% by CRE-Ink REIT Member, LLC and its affiliates ("Cerberus") and 10.3% by Chatham Lodging, L.P. ("Chatham"). In addition, an entity owned by Jeffrey H. Fisher, the Chairman and Chief Executive Officer of Chatham Lodging Trust, the sole general partner of Chatham, owned a 0.5% non-voting interest in CRE-Ink REIT Member, LLC.  The Old Ink JV had no substantive operations until October 27, 2011 when it acquired the 64 hotels. From 2011 to 2013, the Old Ink JV sold 13 of the 64 hotels.
In connection with a recapitalization transaction which closed on June 9, 2014, INK Acquisition II, LLC was dissolved and INK Acquisition IV, V, VI and VII were contributed to INK Acquisition, LLC. The other four hotels that were part of Old Ink JV were sold to Chatham.
Successor
After June 9, 2014, INK Acquisition, LLC owns 47 hotel properties through various limited liability companies. The properties are leased to INK Acquisition III, LLC (hereinafter referred to as the "Affiliated Lessee"). INK Acquisition, LLC and the Affiliated Lessee are under common control. Through wholly owned subsidiaries, NorthStar Realty Finance Corp. (“NorthStar”) acquired Cerberus’ 89.7% interest in both INK Acquisition, LLC and the Affiliated Lessee, while the remaining 10.3% in these entities are owned by Chatham. The new joint venture is referred to herein collectively as "Successor".
At December 31, 2016, the Successor owns 47 hotels with an aggregate of 6,097 (unaudited) rooms located in 16 states. At December 31, 2016, the Successor hotels operate under the following brands: Residence Inn by Marriott (30 hotels), Hampton Inn by Hilton (5 hotels), Hyatt House (5 hotels), Courtyard by Marriott (3 hotels), Four Points by Sheraton (1 hotel), Sheraton (1 hotel), TownePlace Suites (1 hotel), and Westin (1 hotel). As of December 31, 2016, management of all 47 of the Successor's hotels is provided pursuant to management agreements with Island Hospitality Management Inc. ("IHM"), which is 51% owned by Jeffrey H. Fisher, the Chairman of the Board and Chief Executive Officer of Chatham Lodging Trust, which is the sole general partner of Chatham, and 45% owned by affiliates of NorthStar Asset Management Group, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The combined financial statements include all of the accounts of INK Acquisition, LLC and its subsidiaries and all of the accounts of the Affiliate Lessee. Combined financial statements of INK Acquisition, LLC and the Affiliate Lessee, which are under common control and common management, have been presented in order to provide more meaningful presentation of the operations of INK Acquisition, LLC. All intercompany accounts and transactions have been eliminated. Due to the change in control on June 9, 2014 described above, the assets and liabilities have been remeasured to fair value in the financial statements of the Successor. See Note 3 for further details.

These financial statements present information for the Old Ink JV under the header "Predecessor" and for the Successor under the header "Successor". References to "Company" hereinafter refers to the accounting policies of both Successor and Old Ink JV.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to be comparable to the current period presentation. The reclassification did not have any impact on the previously reported income or equity.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") guidance on fair value measurements and disclosures defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality and nature of inputs used to measure fair value. The term “fair value” in these financial statements is defined in accordance with GAAP. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1 Inputs reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2 Inputs represent other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3 Inputs are those that are unobservable.
The carrying value of the Company's cash, accounts receivables, accounts payable and accrued expenses approximate fair value because of the relatively short maturities of these instruments.  The Company is not required to carry any other assets or liabilities at fair value on a recurring basis other than its interest rate caps.  The interest rate caps are valued using Level 3 inputs and are valued at $4 thousand and $0 as of December 31, 2016 and 2015, respectively.
When the Company classifies an asset as held for sale, the Company assesses whether the asset's carrying value is greater than fair value less selling costs.  If so, the asset is written down to fair value less selling costs on a nonrecurring basis.  The fair value determinations are based on Level 3 inputs as they are generally based on broker quotes or other comparable sales information.
The Company also disclosed the fair value of its variable rate debt based on estimates of current terms the Company would expect to receive under the current market conditions, as compared to the terms and conditions of the Company's debt. The fair value determination is based on Level 3 inputs as they are based on the fair value hierarchy.
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

The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 15-40 years for buildings, 20 years for land improvements, 5 to 20 years for building improvements and three to ten years for furniture, fixtures and equipment. Renovations and replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the combined statements of operations.
The Company periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the net proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss is recognized. No impairment charges on hotels held for use were recorded for any of the periods presented.
Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term liquid investments with an original maturity when purchased of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Included in restricted cash on the accompanying combined balance sheet at December 31, 2016 and 2015, are renovation, property tax and insurance escrows of $59.2 million and $56.3 million, respectively. The hotel mortgage loan agreements require the Company to fund 4% of gross hotel revenues on a monthly basis for furnishings, fixtures and equipment and general repair maintenance reserves (“Replacement Reserve”), in addition to property tax and insurance reserves, into an escrow account held by the lender.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying at the Company’s hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses.

Deferred Costs
Deferred costs consisted of the following at December 31, 2016 and 2015:

Deferred costs	December 31, 2016	December 31, 2015
Franchise fees	3,954	3,954
Other	193	197
	4,147	4,151
Less accumulated amortization	(672)	(415)
Deferred costs, net	$3,475	$3,736

On June 9, 2014, deferred costs associated with the Old Ink JV were revalued to zero. Franchise fees are recorded by the Company at cost and amortized over a straight-line basis over the term of the respective franchise agreements. At December 31, 2016 and 2015, other deferred costs primarily relate to liquor licenses in the amounts of $187 thousand and $187 thousand, respectively. For the periods ended December 31, 2016 and 2015, amortization expense related to franchise fees of $0.3 million and $0.3 million, respectively, was included in depreciation and amortization in the combined statement of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits, hotel supplies inventory and the fair value of the Company’s interest rate caps.

Accounting for Derivative Instruments

    The Company records its derivative instruments on the balance sheet at their estimated fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company’s interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR interest rate were to exceed 2.5% for the years ended December 31, 2016 and 2015. Accordingly, the interest rate caps are recorded on the balance sheet at estimated fair value with realized and unrealized changes in the fair value reported in the combined statements of operations.

Revenue Recognition

    Revenue from hotel operations is recognized by the Company when rooms are occupied and when services are provided. Revenue consists of amounts derived from hotel operations, including sales from room, meeting room, restaurants, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenue) in the accompanying combined statements of operations.

    Income Taxes
The Company is a limited liability company (“LLC”) and has elected to be taxed as a partnership. Therefore, the Company is solely a pass-through entity and does not have any federal or state income tax liabilities. Accordingly, the Company does not record a provision for income taxes because the members report their share of the Company’s income or loss on their income tax returns.
The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The recognition of any tax benefit is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending members’ capital. Based on its analysis, the Company has determined that it has not recognized any tax benefit nor incurred any liability for unrecognized tax benefits as of December 31, 2016. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the year ended December 31, 2016.

The Company files income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. The Company is subject to income tax examinations by major taxing authorities for all previous income tax returns filed. As of December 31, 2016, the Company is no longer subject to US federal income tax examinations for years before 2013 with a few exceptions to state examinations before 2013.

Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our combined financial statements and related disclosures. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect adoption of this guidance will have a material impact on its combined financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 is expected to impact the Company's financial statements as the Company has certain land rights arrangements for which the Company is the lessee.

On August 26, 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption permitted. We are evaluating the impact the adoption of ASU 2016-15 will have on our combined financial statements as the Company has certain cash payments and receipts related to debt extinguishment and distributions from equity method investments that will be affected by the new standard.

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts general described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018. We are evaluating the impact the adoption of ASU 2016-18 will have on our combined financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which will likely result in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes would also affect the accounting for disposal transactions. This standard will be effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. We are evaluating the impact the adoption of ASU 2017-01 will have on our combined financial statements.

3. Recapitalization
On June 9, 2014, wholly owned subsidiaries of NorthStar acquired Cerberus' 89.7% interest in INK Acquisition, LLC and the Affiliated Lessee, which resulted in Successor acquiring 47 hotels from Old Ink JV. Prior to the recapitalization, the Successor was funded with member contributions of $193.1 million. The Successor funded the acquisition with available cash, the issuance of debt of $840.0 million and the assumption of other liabilities of $2.4 million. The Successor incurred acquisition costs of $19.9 million during 2014 related to the acquisition, of which $10.5 million are related to debt breakage fees. The transaction resulted in a change in control of Old Ink JV; accordingly it has been accounted for as a business combination.

Hotel Purchase Price Allocation

    The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed by the Successor, based on the fair value on the date of its acquisition (in thousands):

Land and improvements	$167,106
Building and improvements	685,645
Acquired intangibles	3,954
Other assets acquired	181,258
Total assets acquired	1,037,963
Accounts payable and accrued expenses assumed	(2,405)
Debt issued	(840,000)
Total liabilities	(842,405)
Net assets acquired	$195,558

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets. The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets.  Operating assets and liabilities are recorded at carrying value because of the liquid nature of the assets and relatively short maturities of the obligations.

4. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb losses and is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.4 million and $0.4 million as of December 31, 2016 and 2015, respectively.

5. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Land and improvements	$167,234	$167,181
Building and improvements	720,318	711,146
Furniture, fixtures and equipment	104,377	99,280
Renovations in progress	561	2,252
	992,490	979,859
Less accumulated depreciation	(122,276)	(72,643)
Investment in hotel properties, net	$870,214	$907,216

6. Debt

Debt is comprised of the following at December 31, 2016 and 2015:

Collateral	Interest Rate	Maturity Date	12/31/16 Property Carrying Value	Balance Outstanding as of
				December 31, 2016	December 31, 2015
JPM Chase Loan-Successor(1)	4.09%	June 9, 2017	$869,653	$840,000	$840,000
Unamortized debt costs				(23)	(2,863)
Total				$839,977	$837,137

(1) In connection with the recapitalization, the Successor refinanced the existing debt with a new $840.0 million, non-recourse loan from JP Morgan Chase Bank, National Association, collateralized by the 47 hotels (the "Loan agreement"). The new loan is a five year interest only loan comprised of a two year loan with three, one year extension options. The Company can extend the loan provided that 1) no event of default shall have occurred and be continuing at the time the applicable extension option is exercised and extended, 2) it obtains an interest rate cap, and 3) it provides certain notices as required in the loan agreement. On June 9, 2016, the Company exercised its first one year extension option. With respect to the third extension option, the Company must meet a minimum debt yield of 8.5% on the total amount outstanding or prepay a portion of the debt to attain an 8.5% debt yield. Interest only payments are due monthly. The interest rate is based on one-month LIBOR plus 3.39% (4.09% at December 31, 2016). Monthly payments are based on the number of days outstanding during each period and the loan balance during the period. Payments are based on the weighted average rate. In connection with entering into the loan, Chatham and NorthStar could be required to repay portions of this indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Loan costs are recorded at cost and amortized over a straight-line basis, which approximates the effective interest rate method, over the term of the loan. For the periods ended December 31, 2016 and 2015, amortization expense related to loan costs was $2.9 million and $6.8 million, respectively, and is included in interest expense in the combined statement of operations.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within Level 3 of the fair value hierarchy. The Company’s only variable rate debt is under its JP Morgan Chase Bank, National Association loan. The estimated fair value of the variable rate debt as of December 31, 2016 was $840.2 million.
As of December 31, 2016, the Successor was in compliance with all of its financial covenants including, but not limited to, the following:
(1)     Chatham Guarantor (as defined in the Loan agreement) shall collectively maintain a Net Worth (as defined in the Loan agreement) of not less than $225.0 million, in the aggregate; and
(2)     Chatham Guarantor shall maintain Unencumbered Liquid Assets (as defined in the Loan agreement) of not less than $25.0 million of which (i) not less than $10.0 million of Unencumbered Liquid Cash Assets (as defined in the Loan agreement) and (ii) not less than $15.0 million in Unencumbered Credit Line Capacity (as defined in the Loan agreement).
Future scheduled principal payments of Successor's debt obligations as of December 31, 2016, for each of the next five calendar years and thereafter is as follows:

Amount
2017	$840,000
2018	—
2019	—
2020	—
2021	—
Thereafter	—
$840,000

7. Owners' Equity (Deficit)

The ownership of Successor at December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Owners' Name
Platform Member-T LLC	89.72%	89.72%
Chatham Lodging, L.P.	10.28%	10.28%
Total	100.00%	100.00%

Under the terms of the Company's operating agreement, available cash from operations (as defined in the Company's operating agreement) is to be distributed pari passu to the partners through the date of dissolution. In addition, available cash from a capital event (as defined in the Company's operating agreement) is to be distributed to the partners subject to specified internal rate of return tiers that could result in disproportionately greater distributions to Chatham upon meeting certain established thresholds. Distributions paid by the Company for the years ended December 31, 2016 and 2015 were $46.0 million and $57.3 million, respectively.

8. Concentration of Credit Risk

Cash is maintained with high-quality financial institutions and is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand per financial institution. At times, cash balances may exceed the FDIC insured limits. Due to the highly liquid nature of cash and the use of high-quality financial institutions, management believes that it has limited the Company's credit exposure.

9. Commitments and Contingencies

Litigation

The nature of the operations of the hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.

Hotel Ground Rent
The Courtyard by Marriott in Ft. Lauderdale, FL hotel is subject to a ground lease with an expiration date of August 1, 2034. Rent is equal to approximately $9 thousand per month, with minimum rent subject to annual increase based on increases in the consumer price index.
The following is a schedule of the minimum future obligation payments required under the ground leases:

Amount
2017	$113
2018	115
2019	117
2020	120
2021	122
Thereafter	1,539
Total	$2,126

Hotel Management Agreements
As of December 31, 2016, all of the Successor hotels are managed by IHM. The management agreements with IHM have an initial term of five years and may be extended subject to approval by both IHM and the Successor. Each of the IHM management agreements provides for a base management fee of 3% of the managed hotel’s gross revenues. The Successor and Predecessor management agreements with IHM also provide for accounting fees up to $1,200 per month per hotel as well a revenue management fee of $750 per month per hotel. Each of the IHM management agreements may be terminated without cause by giving not less than a 30 days prior written notice and upon the assignment of the of lessees interests in the related hotel or upon sale or transfer of such hotel. If terminated without cause, the termination fee is equal to the average monthly base, accounting, and revenue management fees paid since commencement of the agreement multiplied by the number of months remaining in the initial term or the number of months remaining in the first year of any renewal term. Each of the IHM management agreements may be terminated for cause, including the failure of the managed hotels to meet specified performance levels.

Hotel Franchise Agreements

The Affiliated Lessee has entered into franchise agreements with Marriott International, Inc. (“Marriott”), relating to 30 Residence Inns, three Courtyards by Marriott and one TownePlace Suites. These franchise agreements expire between 2027 and 2034. Each of the Marriott franchise agreements provide for franchise fees ranging from 5% to 5.5% of the respective hotel’s gross room sales plus marketing fees ranging from 1.5% to 2.5% of the respective hotel’s gross room sales. Each of the Marriott franchise agreements is terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, the Affiliated Lessee’s interest in the agreement or more than a specified amount of the Affiliated Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if the Affiliated Lessee elects to proceed with such a transfer.

The Affiliated Lessee has entered into franchise agreements with Hampton Inns Franchise LLC (“Hampton Inns”), relating to five Hampton Inns. The franchise agreements expire in 2029. Each of the Hampton Inns franchise agreements provides for a monthly program fee equal to 4% of the hotel’s gross rooms revenue plus royalty fees equal to 6% of the hotel’s gross rooms revenue. Hampton Inn may terminate a franchise agreement in the event that the franchisee under that franchise agreement fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency.

The Affiliated Lessee has entered into franchise agreements with The Sheraton, LLC (“Sheraton”), relating to the Fort Walton Beach - Sheraton Four Points, Fort Walton Beach, Florida hotel and the Rockville Sheraton, Rockville, Maryland hotel. The franchise agreements have initial terms of 20 years and expire in 2034. Neither of the agreements has a renewal option. Each of the Sheraton franchise agreements provides for royalty fees ranging from 5.50% to 6.0% of gross rooms sales plus royalty fees of 2% of gross food and beverage sales for one of the Sheraton's. Each of the agreements also provides for marketing fees of 1.0% of gross rooms sales. Sheraton may terminate a franchise agreement in the event that the franchisee under that franchise agreement fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

The Affiliated Lessee has entered into a franchise agreement with Westin Hotel Management, Inc. (“Westin”) relating to the Morristown-Westin Governor Morris hotel. The franchise agreement has an initial term of 20 years and expires in 2034. It has no renewal option. The Westin franchise agreement provides for royalty fees of 7% of gross rooms sales plus 3% of gross food and beverage sales. The agreement also provides for marketing fees of 1.32% of gross rooms sales. Westin may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

The Affiliated Lessee has entered into franchise agreements with Hyatt House Franchising, LLC (“Hyatt House”) relating to five Hyatt House hotels. The franchise agreements have an initial term of 20 years and expire in 2034. Each has a renewal option of 10 years. The Hyatt House franchise agreements provide for royalty fees ranging from 3% to 5% of gross rooms revenue plus marketing fees of 3.5% of gross rooms revenue. Hyatt may terminate the franchise agreements in the event that the franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.
10. Related Party Transactions

As of December 31, 2016, all 47 hotels owned by Successor are managed by IHM. Management, revenue management and accounting fees paid by Old Ink JV to IHM for the Predecessor period from January 1, 2014 through June 9, 2014 was $3.2 million. Management, revenue management and accounting fees incurred by Successor for the years ended December 31, 2016 and 2015 and period from June 9, 2014 through December 31, 2014 were $8.9 million, $8.8 million, and $4.8 million, respectively. At December 31, 2016 and 2015, amounts due from IHM were $0.8 million and $1.0 million, respectively, and were included in accounts payable and accrued expenses on the combined balance sheets.

The Company has additional related party transactions through cost reimbursements relating primarily to corporate payroll where Chatham is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company's operating income or net income. Cost reimbursements from the related parties are recorded based upon the occurrence of a reimbursed activity.

Various shared office expenses and rent are paid by Chatham and allocated to the Company based on the amount of square footage occupied by the entity. Insurance expenses for medical, workers compensation and general liability are paid by the Company and allocated to the hotel properties or the appropriate related party.

11. Subsequent Events

The Company has performed an evaluation of subsequent events as of the balance sheet date through February 27, 2017, the date of the issuance of the financial statements.

On January 10, 2017, Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM"), and NorthStar Realty Finance Corp. ("NRF") merged to form Colony NorthStar, Inc. ("Colony NorthStar"). The transaction was originally announced on June 3, 2016 and was approved by all three companies' stockholders at their respective special meetings held on December 20, 2016. The completed merger has no effect on franchise agreements, management agreements, or the owner's equity interest of Colony NorthStar.

IHP I Owner JV, LLC and Affiliates
Financial Statements
As of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015, and period from November 17, 2014 through December 31, 2014
With Report of Independent Certified Public Accountants

Report of Independent Certified Public Accountants

To the Managing Member of
IHP I Owner JV, LLC & Affiliates

We have audited the accompanying combined financial statements of IHP I Owner JV, LLC & Affiliates, which comprise the combined balance sheets as of December 31, 2016 and 2015, and the related combined statements of operations, owners’ equity, and cash flows for the years then ended.

Management's Responsibility for the Combined Financial Statements

Management is responsible for the preparation and fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.

Certified Public Accountants’ Responsibility

Our responsibility is to express an opinion on the combined financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of IHP I Owner JV, LLC & Affiliates as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
February 27, 2017

Report of Independent Certified Public Accountants

To the Partners of
IHP I Owner JV, LLC

We have audited the accompanying combined financial statements of IHP I Owner JV, LLC ( a Delaware limited liability company) and Affiliates, which comprise the combined balance sheet as of December 31, 2014, and the related combined statements of operations, owners' equity, and cash flows for the period November 17, 2014 through December 31, 2014, and the related notes to the financial statements.

Management's responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's responsibility

Our responsibility is to express an opinion on these combined financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on the auditor's judgment, including the assessment of risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of IHP I Owner JV, LLC and Affiliates as of December 31, 2014 and the results of their operations and their cash flows for the period November 17, 2014 through December 31, 2014 in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
April 2, 2015

IHP I Owner JV, LLC and Affiliates
Combined Balance Sheet
(In thousands)

	December 31, 2016	December 31, 2015
Assets:
Investment in hotel properties, net	$979,081	$950,282
Cash and cash equivalents	10,164	10,111
Restricted cash	24,129	77,022
Hotel receivables (net of allowance for doubtful accounts of $150 and $96)	5,898	7,245
Deferred costs, net	3,700	3,896
Intangibles, net	12,378	13,257
Prepaid expenses and other assets	2,795	4,185
Total assets	$1,038,145	$1,065,998

Liabilities:
Debt	$816,972	$811,736
Accounts payable and accrued expenses	17,902	19,043
Total liabilities	834,874	830,779

Commitments and contingencies (see note 9)
Owners' Equity:
Contributions	278,515	278,515
Distributions and accumulated deficit	(75,244)	(43,296)
Total owners' equity	203,271	235,219
Total liabilities and owners' equity	$1,038,145	$1,065,998

The accompanying notes are an integral part of these combined financial statements.

IHP I Owner JV, LLC and Affiliates
Combined Statement of Operations
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from November 17, 2014 through December 31, 2014
Revenue:
Room	$209,240	$215,357	$19,598
Food and beverage	9,431	9,792	863
Other	5,115	5,065	500
Total revenue	223,786	230,214	20,961
Expenses:
Hotel operating expenses:
Room	51,258	50,256	5,160
Food and beverage	7,624	7,722	680
Telephone	2,125	2,183	232
Other hotel operating	1,392	1,532	129
General and administrative	22,228	21,602	2,384
Franchise and marketing fees	12,412	12,784	1,281
Advertising and promotions	7,425	7,350	745
Utilities	9,174	9,614	931
Repairs and maintenance	12,651	12,730	1,134
Management fees	11,146	10,932	1,006
Insurance	1,325	1,033	72
Total hotel operating expenses	138,760	137,738	13,754
Depreciation and amortization	36,517	31,183	3,781
Amortization of intangibles	879	878	108
Property taxes and insurance	13,758	13,232	1,602
General and administrative	1,443	1,850	895
Hotel property acquisition costs and other charges	149	352	18,877
Total operating expenses	191,506	185,233	39,017
Operating income (loss)	32,280	44,981	(18,056)
Interest and other income	18	29	—
Interest expense, including amortization of deferred fees	(39,246)	(37,138)	(4,580)
Net income (loss)	$(6,948)	$7,872	$(22,636)

The accompanying notes are an integral part of these combined financial statements.

IHP I Owner JV, LLC and Affiliates
Combined Statement of Owners' Equity
(In thousands)

	Contributions	Distributions and Accumulated Deficit	Total Owners' Equity
Balance at November 17, 2014	$—	$—	$—
Contributions	278,515	—	278,515
Net loss	—	(22,636)	(22,636)
Distributions	—	(82)	(82)
Balance at December 31, 2014	$278,515	$(22,718)	$255,797
Net income	—	7,872	7,872
Distributions	—	(28,450)	(28,450)
Balance at December 31, 2015	$278,515	$(43,296)	$235,219
Net loss	—	(6,948)	(6,948)
Distributions	—	(25,000)	(25,000)
Balance at December 31, 2016	$278,515	$(75,244)	$203,271

The accompanying notes are an integral part of these combined financial statements.

IHP I Owner JV, LLC and Affiliates
Combined Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from November 17, 2014 through December 31, 2014
Cash flow from operating activities:
Net income (loss)	$(6,948)	$7,872	$(22,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	36,111	30,795	3,735
Amortization of deferred franchise fees	387	388	46
Amortization of deferred financing costs included in interest expense	5,075	5,640	697
Amortization of intangibles	879	878	108
Changes in assets and liabilities:
Hotel receivables	1,347	(1,376)	(5,869)
Prepaid expenses and other assets	1,390	(562)	(3,623)
Deferred costs	—	(7)	—
Accounts payable and accrued expenses	(517)	3,272	14,947
Net cash provided by (used in) operating activities	37,724	46,900	(12,595)

Cash flows from investing activities:
Investment in hotel properties, net of cash received	—	—	(950,017)
Improvements and additions to hotel properties	(65,534)	(33,835)	(137)
Payments for franchise fees and intangibles	—	—	(18,757)
Restricted cash	52,893	7,259	(84,280)
Net cash used in investing activities	(12,641)	(26,576)	(1,053,191)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	817,000
Payments of financing costs	(30)	—	(11,410)
Contributions	—	—	278,515
Distributions	(25,000)	(28,450)	(82)
Net cash provided by (used in) financing activities	(25,030)	(28,450)	1,084,023

Net change in cash and cash equivalents	53	(8,126)	18,237
Cash and cash equivalents, beginning of period	10,111	18,237	—
Cash and cash equivalents, end of period	$10,164	$10,111	$18,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,723	$31,350	$2,386
Supplemental disclosure of non-cash information:
Accrued improvements and additions to hotel properties	$202	$826	$2

See Note 3 to the financial statements for a description of assets and liabilities acquired in connection with the acquisition of 48 hotels.

The accompanying notes are an integral part of these combined financial statements.

IHP I Owner JV, LLC and Affiliates

Notes to Combined Financial Statements
(dollars in thousands)

1.	Organization
IHP I Owner JV, LLC, a Delaware limited liability company, was formed on November 17, 2014, as a joint venture between affiliates of NorthStar Realty Finance Corp. (“NorthStar”) and Chatham Lodging, L.P. (“Chatham”) to acquire a portfolio of 48-hotels (hereinafter referred to as the "Inland Acquisition"). IHP I Owner JV, LLC wholly owns various limited liability companies which individually own the properties acquired. The properties are leased to IHP I OPS, LLC and IHP I OPS-II, LLC (hereinafter referred to as the "Affiliate Lessees"). Through wholly-owned subsidiaries, Northstar owns a 90.0% interest and Chatham owns a 10.0% interest in IHP I Owner JV, LLC and Affiliates. Together, the IHP I Owners JV, LLC and the Affiliate Lessees' are referred to herein as collectively “we,” “us,” or the “Company".
On December 31, 2016, the Company owned 48 hotels with an aggregate of 6,401 (unaudited) rooms located in 20 states. The hotels operate under the following brands: Residence Inn by Marriott (13 hotels), Hampton Inn by Hilton (7 hotels), Hyatt House (1 hotel), Courtyard by Marriott (16 hotels), Homewood Suites by Hilton (8 hotels), Aloft (2 hotels) and Springhill Suites by Marriott (1 hotel). As of December 31, 2016, management of 34 of the hotels is provided pursuant to management agreements with Island Hospitality Management Inc. ("IHM"), which is 51% owned by Jeffrey H. Fisher, the Chairman of the Board and Chief Executive Officer of Chatham Lodging Trust, which is the sole general partner of Chatham, and 45% owned by affiliates of NorthStar Asset Management Group, Inc. Fourteen of the hotels are managed by Marriott International, Inc. (“Marriott”).
The affiliated limited liability companies combined in these financial statements are IHP I Owner JV, LLC and IHP I OPS JV, LLC.

2. Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The combined financial statements include all of the accounts of IHP I Owner JV, LLC and its subsidiaries and all of the accounts of the Affiliate Lessees. Combined financial statements of IHP I Owner JV, LLC and the Affiliate Lessees, which are under common control and common management, have been presented in order to provide a more meaningful presentation of the operations of IHP I Owner JV, LLC. All intercompany accounts and transactions have been eliminated.

Revision to Previously Issued Financial Statements

In connection with the preparation of the Company's financial statements for the year ended December 31, 2015, Management determined that the Combined Balance Sheet, Statement of Owners' Equity and Statement of Cash Flows for the period ended December 31, 2014 contained an error in the presentation of distributions due from Marriott. This error understated the Company's hotel receivables and equity balances by $0.8 million, as well as cash flows used in operating activities and cash flows provided by financing activities. Accordingly, the Company has revised these balances in the accompanying financial statements for the period ended December 31, 2014. The Company concluded that the corrections are not material to any of its previously issued combined financial statements. The adjustment does not affect the Company's Combined Statement of Operations or cash balance for the reporting period. Additionally, the revision does not affect the Company's compliance with any financial covenants.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to be comparable to the current period presentation. The reclassification did not have any impact on the previously reported income or equity.

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

Fair Value of Financial Instruments
Financial Accounting Standards Board ("FASB") guidance on fair value measurements and disclosures defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality and nature of inputs used to measure fair value. The term “fair value” in these financial statements is defined in accordance with GAAP. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1 Inputs reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2 Inputs represent other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3 Inputs are those that are unobservable.
    The carrying value of the Company's cash, accounts receivables, accounts payable and accrued expenses approximate fair value because of the relatively short maturities of these instruments.  The Company is not required to carry any other assets or liabilities at fair value on a recurring basis other than its interest rate caps.  The interest rate caps are valued using Level 3 inputs and are valued at $90 thousand and $1 thousand as of December 31, 2016 and 2015, respectively.
When the Company classifies an asset as held for sale, the Company assesses whether the asset's carrying value is greater than fair value less selling costs.  If so, the asset is written down to fair value less selling costs on a nonrecurring basis.  The fair value determinations are based on Level 3 inputs as they are generally based on broker quotes or other comparable sales information.
The Company also disclosed the fair value of its variable rate debt based on estimates of current terms the Company would expect to receive under the current market conditions, as compared to the terms and conditions of the Company's debt. The fair value determination is based on Level 3 inputs as they are based on the fair value hierarchy.
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
The Company’s investment in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 20 years for land improvements, 5 to 20 years for building improvements and three to ten years for furniture, fixtures and equipment. Renovations and replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the combined statements of operations.

The Company periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the net proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss is recognized. No impairment charges on hotels held for use were recorded for any of the periods presented.
Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity when purchased of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents escrows for reserves required pursuant to the Company’s loans or hotel management agreements. Included in restricted cash on the accompanying combined balance sheet at December 31, 2016 and 2015, are renovation, property tax and insurance escrows of $24.1 million and $77.0 million, respectively. The hotel mortgage loan agreements require the Company to fund 4% of gross hotel revenues on a monthly basis for furnishings, fixtures and equipment and general repair maintenance reserves (“Replacement Reserve”), in addition to property tax and insurance reserves, into an escrow account held by the lender. For the 14 properties managed by Marriott, the Company is required by management agreements to fund an additional 5% of gross hotel revenues on a monthly basis for the replacement reserve.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying at the Company’s hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses.

Deferred Costs
Deferred costs consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Franchise fees	$4,513	$4,513
Other	7	7
	4,520	4,520
Less accumulated amortization	(820)	(624)
Deferred costs, net	$3,700	$3,896

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the periods ended December 31, 2016 and 2015, amortization expense related to franchise fees of $0.4 million and $0.4 million, respectively, was included in depreciation and amortization in the combined statement of operations.

Intangibles

Intangibles, consisting of identifiable intangibles acquired in the Inland Acquisition are as follows:

	December 31, 2016	December 31, 2015
Intangible assets	$14,243	$14,243
Less accumulated amortization	(1,865)	(986)
Intangibles, net	$12,378	$13,257

Based on the third party valuations, the Company ascribed $14.2 million of value related to the difference in Lieu of Taxes (Pilot) and the real estate taxes over the life of the lease agreements associated with the following hotels:
IHP Elizabeth I (NJ) Owner, LLC - $6.2 million
IHP Elizabeth II (NJ) Owner, LLC - $8.0 million

The intangible assets will be amortized over 169 months from December 31, 2016, which corresponds to the term of the land leases as follows:

Amount
2017	$879
2018	879
2019	879
2020	879
2021	879
Thereafter	7,983
Total	$12,378
Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits, hotel supplies inventory and the fair value of the company’s interest rate caps.

Accounting for Derivative Instruments

    The Company records its derivative instruments on the balance sheet at their estimated fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company’s interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR interest rate were to exceed 3.5% during the periods ending December 31, 2016 and 2015. Accordingly, the interest rate caps are recorded on the balance sheet at estimated fair value with realized and unrealized changes in the fair value reported in the combined statement of operations.

Revenue Recognition

    Revenue from hotel operations is recognized by the Company when rooms are occupied and when services are provided. Revenue consists of amounts derived from hotel operations, including sales from room, meeting room, restaurants, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenue) in the accompanying combined statement of operations.

    Income Taxes
    The Company is a limited liability company (“LLC”) and has elected to be taxed as a partnership. Therefore, the Company is solely a pass-through entity and does not have any federal or state income tax liabilities. Accordingly, the Company does not record a provision for income taxes because the members report their share of the Company’s income or loss on their income tax returns.
The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The recognition of any tax benefit is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending members’ capital. Based on its analysis, the Company has determined that it has not recognized any tax benefit nor incurred any liability for unrecognized tax benefits as of December 31, 2016. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended December 31, 2016.

The Company files income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. The Company is subject to income tax examinations by major taxing authorities for all previous income tax returns filed. As of December 31, 2016, the Company is no longer subject to US federal income tax examinations for years before 2013 with a few exceptions to state examinations before 2013.

Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our combined financial statements and related disclosures. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect adoption of this guidance will have a material impact on its combined financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 is expected to impact the Company's financial statements as the Company has certain land rights arrangements for which the Company is the lessee.

On August 26, 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption permitted. We are evaluating the impact the adoption of ASU 2016-15 will have on our combined financial statements as the Company has certain cash payments and receipts related to debt extinguishment and distributions from equity method investments that will be affected by the new standard.

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts general described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018. We are evaluating the impact the adoption of ASU 2016-18 will have on our combined financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which will likely result in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes would also affect the accounting for disposal transactions. This standard will be effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. We are evaluating the impact the adoption of ASU 2017-01 will have on our combined financial statements.

On January 26, 2017, the FASB issued ASU 2017-05 ("ASU 2017-05"), Simplifying the Accounting for Goodwill Impairment, which removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This standard will be effective for calendar year-end 2022, with earlier adoption permitted for any impairment tests performed after January 1, 2017. We are evaluating the impact the adoption of ASU 2017-05 will have on our combined financial statements.

3. Acquisition of Hotel Properties

On November 17, 2014, the Company acquired 48 hotels. Prior to the acquisition, the Company was funded with member contributions of $278.5 million. The Company funded the acquisition with available cash, the issuance of debt of $817.0 million and the assumption of other liabilities of $2.7 million. The Company incurred acquisition costs of $0.1 million, $0.4 million, and $18.9 million during the years ended December 31, 2016 and 2015, and period from November 17, 2014 through December 31, 2014, respectively, related to the Inland Acquisition.

Hotel Purchase Price Allocation

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed, based on the fair value on the date of its acquisition (in thousands):

Land and improvements	$107,412
Building and improvements	796,823
Acquired intangibles	18,756
Other assets acquired	153,407
Total assets acquired	1,076,398
Accounts payable and accrued expenses assumed	(2,712)
Debt issued	(817,000)
Total liabilities	(819,712)
Net assets acquired	$256,686
The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets. The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets.  Operating assets and liabilities are recorded at carrying value because of the liquid nature of the assets and relatively short maturities of the obligations.

4. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb losses and is based on past loss experience, current economic and market conditions and other relevant factors. Allowance for doubtful accounts was $0.2 million and $0.1 million at December 31, 2016 and 2015, respectively.
5. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Land and improvements	$107,489	$107,413
Building and improvements	850,373	805,039
Furniture, Fixtures and equipment	85,707	49,914
Renovations in progress	6,153	22,445
	1,049,722	984,811
Less accumulated depreciation	(70,641)	(34,529)
Investment in hotel properties, net	$979,081	$950,282

6. Debt

Debt is comprised of the following at December 31, 2016 and 2015:

Collateral	Interest Rate	Maturity Date	12/31/16 Property Carrying Value	Balance Outstanding as of
				December 31, 2016	December 31, 2014
Bank of America Loan (1)	4.30%	December 9, 2017	$972,928	$817,000	$817,000
Unamortized debt costs				(28)	(5,264)
Total				$816,972	$811,736

(1) During the period from November 17, 2014 through December 31, 2014, the Company received a $817.0 million, non-recourse loan from Bank of America, National Association, collateralized by the Company's 48 hotels (the "Loan agreement"). The loan is a five year, interest only loan comprised of a two year loan with three, one year extension options. The Company can extend the loan provided that 1) no event of default shall have occurred and be continuing at the time the applicable extension option is exercised and extended, 2) it obtains an interest rate cap, and 3) it provides certain notices as required in the loan agreement. On December 9, 2016, the Company exercised its first one year extension option. With respect to the third extension option, the Company, must meet a minimum debt yield of 8.75% on the total amount outstanding or prepay a portion of the debt to attain an 8.75% debt yield. Interest only payments are due monthly. The interest rate is based on one month LIBOR plus 3.6% (4.3% at December 31, 2016). Monthly payments are based on the number of days and loan balance during the period. Payments are based on the average weighted rate. In connection with entering into the loan, Chatham and NorthStar could be required to repay portions of this indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Loan costs are recorded at cost and amortized over a straight-line basis, which approximates the effective interest rate method, over the term of the loan. For the periods ended December 31, 2016 and 2015, amortization expense related to loan costs was $5.1 million and $5.6 million, respectively, and is included in interest expense in the combined statement of operations.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within Level 3 of the fair value hierarchy. The Company's only variable rate debt is the mortgage loan from Bank of America, National Association. The estimated fair value of the variable rate debt as of December 31, 2016 was $817.0 million.
     As of December 31, 2016, the Company was in compliance with all of its financial covenants including but not limited to the following:
(1)     Chatham Guarantor (as defined in the Loan agreement) shall collectively maintain a Net Worth (as defined in the Loan agreement) of not less than $260.0 million, in the aggregate; and
(2)     Chatham Guarantor shall maintain Unencumbered Liquid Assets (as defined in the Loan agreement) of not less than $28.0 million, which can include a combination of cash and available credit line capacity, of which not less than $10.0 million shall consist of Unencumbered Liquid Cash Assets (as defined in the Loan agreement).
    Future scheduled principal payments of debt obligations as of December 31, 2016, and for each of the next five calendar years and thereafter is as follows:

Amount
2017	$817,000
2018	—
2019	—
2020	—
2021	—
Thereafter	—
Total	$817,000

7. Owners' Equity

The ownership of the Company at December 31, 2016 and 2015 was as follows:

Owners' Name	December 31, 2016	December 31, 2015
Platform Member - II-T LLC	90%	90%
Chatham IHP, LLC	10%	10%
Total	100%	100%

Under the terms of the Company's operating agreement, available cash from operations (as defined in the Company's operating agreement) is to be distributed pari passu to the partners through the date of dissolution. In addition, available cash from a capital event (as defined in the Company's operating agreement) is to be distributed to the partners subject to specified internal rate of return tiers that could result in disproportionately greater distributions to Chatham upon meeting certain established thresholds. Distributions paid by the Company for the years ended December 31, 2016 and 2015 were $25.0 million and $28.5 million, respectively.

8. Concentration of Credit Risk

Cash is maintained with high-quality financial institutions and is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand per financial institution. At times, cash balances may exceed the FDIC insured limits. Due to the highly liquid nature of cash and the use of high-quality financial institutions, management believes that it has limited the Company's credit exposure.

9. Commitments and Contingencies

Litigation

The nature of the operations of the hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.

Hotel Ground Rent
The subsidiary owners of the Courtyard by Marriott Elizabeth, NJ and the Residence Inn Elizabeth, NJ are lessees under a ground lease, as amended. Under the ground lease, no lease payments are due and the lease expires on the earlier of the day on which any Payment in Lieu of Tax (“PILOT”) Bonds are repaid in their entirety or June 4, 2048. At lease expiration, the lessee may acquire the land for $1. The subsidiary owners are also party to Allocation Agreements which require the lessee to make quarterly PILOT payments through the end of the PILOT program in February 2031. The payments required under the Allocation Agreements are expensed as incurred. PILOT payments are equal to approximately $0.4 million and $0.4 million per year for the Courtyard by Marriott Elizabeth, NJ and the Residence Inn Elizabeth, NJ, respectively.

The following is a schedule of future PILOT payments required under the Allocation Agreements:

Amount
2017	$736
2018	736
2019	736
2020	809
2021	809
Thereafter	8,065
Total	$11,891

Hotel Management Agreements
As of December 31, 2016, 34 of the 48 hotels are managed by IHM. The management agreements with IHM have an initial term of five years and may be extended subject to approval by both IHM and the Company. Each of the IHM management agreements provides for a base management fee of 3% for the managed hotel’s gross revenues. Each of the management agreements with IHM also provides for accounting fees up to $1,200 per month per hotel as well a revenue management fee of $750 per month per hotel. Marriott manages 14 of the hotels under a management agreement. These agreements expire in 2033. The Marriott agreements may be renewed on the same terms and conditions for one successive period of ten years. Each of the Marriott agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Under the Marriott agreements, the combined management and franchise fee is 7% of gross revenue plus an incentive management fee equal to 25% of available cash in any year, as defined in the agreements. Each of the IHM management agreements may be terminated without cause by giving not less than a 30 days prior written notice and upon the assignment of the of lessee's interests in the related hotel or upon sale or transfer of such hotel. If terminated without cause, the termination fee is equal to the average monthly base, accounting, and revenue management fees paid since commencement of the agreement multiplied by the number of months remaining in the initial term or the number of months remaining in the first year of any renewal term. Each of the IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels.

Hotel Franchise Agreements

The Affiliated Lessee has entered into franchise agreements with Marriott relating to six Residence Inn hotels and ten Courtyards by Marriott. These franchise agreements expire between 2021 and 2030. Each of the Marriott franchise agreements provide for franchise fees ranging from 5.5% to 6% of the respective hotel’s gross room sales plus marketing fees ranging from 2% to 2.5% of the respective hotel’s gross room sales. Each of the Marriott franchise agreements are terminable by Marriott in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency, are terminable by Marriott at will. The Marriott franchise agreements provide that, in the event of a proposed transfer of the hotel, the Affiliated Lessee’s interest in the agreement or more than a specified amount of the Affiliated Lessee to a competitor of Marriott, Marriott has the right to purchase or lease the hotel under terms consistent with those contained in the respective offer and may terminate if the Affiliated Lessee elects to proceed with such a transfer.

The Affiliated Lessee has entered into franchise agreements with Hampton Inns Franchise LLC (“Hampton Inn”), relating to seven Hampton Inn hotels. The franchise agreements expire in 2029. The Hampton Inn franchise agreements provide for a monthly program fee equal to 4% of the hotel’s gross rooms revenue plus a royalty fee equal to 6% of the hotel’s gross rooms revenue. Hampton Inn may terminate a franchise agreement in the event that the franchisee under the franchise agreement fails to cure an event of default or, in certain circumstances such as the franchisee’s bankruptcy or insolvency.

The Affiliated Lessee has entered into franchise agreements with Homewood Suites Franchise LLC (“Homewood Suites”), relating to eight Homewood Suites hotels. The franchise agreements expire in 2029. None of the agreements has a renewal option. The Homewood Suites franchise agreements provide for a monthly program fee ranging from 3.5% to 4.3% of the applicable hotel’s gross rooms revenue plus royalty fees equal to 5.5% of the applicable hotel’s gross rooms revenue. Homewood Suites may terminate a franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as the applicable franchisee’s bankruptcy or insolvency.

The Affiliated Lessee has entered into franchise agreements with The Sheraton, LLC (“Sheraton”), relating to the Birmingham Aloft and Chapel Hill Aloft hotels. The franchise agreements have terms of 20 years and expire in 2034. Neither of the agreements has a renewal option. The Sheraton franchise agreements provide for royalty fees of 5% of the applicable hotel's gross rooms sales. Sheraton may terminate a franchise agreement in the event that the applicable franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

The Affiliated Lessee has entered into a franchise agreement with Hyatt House Franchising, LLC (“Hyatt House”) relating to one Hyatt House hotel. The franchise agreement expires in 2032. It has a renewal option of 10 years. The Hyatt House franchise agreement provides for royalty fees of 5% of gross rooms revenue plus marketing fees of 3.5% of gross rooms revenue. Hyatt may terminate the franchise agreement in the event that the franchisee fails to cure an event of default or, in certain circumstances such as franchisee’s bankruptcy or insolvency.

10. Related Party Transactions

As of December 31, 2016, 34 hotels are managed by IHM. Management, revenue management and accounting fees incurred by the Company for the 34 hotels managed by IHM for the years ended December 31, 2016 and 2015 were $5.2 million and $4.7 million, respectively. At December 31, 2016 and 2015, the amount due to IHM was $0.9 million and $0.8 million, respectively, and is included in accounts payable and accrued expenses on the combined balance sheets.

The Company has additional related party transactions through cost reimbursements relating primarily to corporate payroll where Chatham is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company's operating income or net income. Cost reimbursements from the related parties are recorded based upon the occurrence of a reimbursed activity.

Various shared office expenses and rent are paid by Chatham and allocated to the Company based on the amount of square footage occupied by the entity. Insurance expenses for medical, workers compensation and general liability are paid by INK Acquisition, LLC, a related party joint venture wholly owned by NorthStar and Chatham, and allocated back to the hotel properties or the Company.

11. Subsequent Events

The Company has performed an evaluation of subsequent events since the balance sheet date through February 27, 2017, the date of the issuance of the financial statements.

On January 10, 2017, Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM"), and NorthStar Realty Finance Corp. ("NRF") merged to form Colony NorthStar, Inc. ("Colony NorthStar"). The transaction was originally announced on June 3, 2016 and was approved by all three companies' stockholders at their respective special meetings held on December 20, 2016. The completed merger has no effect on franchise agreements, management agreements, or the owner's equity interest of Colony NorthStar.

