Form 10-Q
period 2017-03-31
Chatham Lodging Trust
filed 2017-05-09
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2017
Common Shares of Beneficial Interest ($0.01 par value per share)	38,405,014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Investment in hotel properties, net	$1,226,264	$1,233,094
Cash and cash equivalents	12,769	12,118
Restricted cash	24,116	25,083
Investment in unconsolidated real estate entities	20,120	20,424
Hotel receivables (net of allowance for doubtful accounts of $169 and $155, respectively)	6,694	4,389
Deferred costs, net	4,455	4,642
Prepaid expenses and other assets	5,200	2,778
Deferred tax asset, net	—	426
Total assets	$1,299,618	$1,302,954
Liabilities and Equity:
Mortgage debt	$529,367	$530,323
Revolving credit facility	56,500	52,500
Accounts payable and accrued expenses	28,680	27,782
Distributions and losses in excess of investments of unconsolidated real estate entities	5,800	6,017
Distributions payable	4,831	4,742
Total liabilities	625,178	621,364
Commitments and contingencies (Note 12)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 38,402,659 and 38,367,014 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	380	380
Additional paid-in capital	722,844	722,019
Retained earnings (distributions in excess of retained earnings)	(53,730)	(45,657)
Total shareholders’ equity	669,494	676,742
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	4,946	4,848
Total equity	674,440	681,590
Total liabilities and equity	$1,299,618	$1,302,954
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Revenue:
Room	$64,393	$63,934
Food and beverage	1,502	1,508
Other	2,446	2,354
Cost reimbursements from unconsolidated real estate entities	881	1,054
Total revenue	69,222	68,850
Expenses:
Hotel operating expenses:
Room	13,505	13,812
Food and beverage	1,252	1,178
Telephone	409	421
Other hotel operating	599	589
General and administrative	5,654	5,497
Franchise and marketing fees	5,302	5,187
Advertising and promotions	1,331	1,352
Utilities	2,370	2,382
Repairs and maintenance	3,252	3,201
Management fees	2,247	2,229
Insurance	333	337
Total hotel operating expenses	36,254	36,185
Depreciation and amortization	12,004	12,475
Property taxes, ground rent and insurance	4,788	5,023
General and administrative	3,268	3,112
Hotel property acquisition costs and other charges	—	12
Reimbursed costs from unconsolidated real estate entities	881	1,054
Total operating expenses	57,195	57,861
Operating income	12,027	10,989
Interest and other income	12	21
Interest expense, including amortization of deferred fees	(6,993)	(7,037)
Loss on early extinguishment of debt	—	(4)
Loss from unconsolidated real estate entities	(85)	(647)
Income before income tax expense	4,961	3,322
Income tax expense	(317)	—
Net income	4,644	3,322
Net income attributable to noncontrolling interests	(31)	(22)
Net income attributable to common shareholders	$4,613	$3,300

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 10)	$0.12	$0.09
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 10)	$0.12	$0.08
Weighted average number of common shares outstanding:
Basic	38,361,113	38,274,448
Diluted	38,573,928	38,413,354
Distributions declared per common share:	$0.33	$0.31
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2016	38,308,937	$379	$719,773	$(27,281)	$692,871	$4,131	$697,002
Issuance of shares pursuant to Equity Incentive Plan	34,339	—	550	—	550	—	550
Issuance of shares, net of offering costs of $1	4,439	1	88	—	89	—	89
Amortization of share based compensation	—	—	331	—	331	279	610
Dividends declared on common shares ($0.31 per share)	—	—	—	(11,908)	(11,908)	—	(11,908)
Distributions declared on LTIP units ($0.31 per unit)	—	—	—	—	—	(171)	(171)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	3,300	3,300	22	3,322
Balance, March 31, 2016	38,347,715	$380	$720,753	$(35,889)	$685,244	$4,250	$689,494
Balance, January 1, 2017	38,367,014	$380	$722,019	$(45,657)	$676,742	$4,848	$681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $197	6,665	—	(63)	—	(63)	—	(63)
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	224	—	224	438	662
Dividends declared on common shares ($0.33 per share)	—	—	—	(12,686)	(12,686)	—	(12,686)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(207)	(207)
Reallocation of noncontrolling interest	—	—	164	—	164	(164)	—
Net income	—	—	—	4,613	4,613	31	4,644
Balance, March 31, 2017	38,402,659	$380	$722,844	$(53,730)	$669,494	$4,946	$674,440
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,644	$3,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,950	12,421
Amortization of deferred franchise fees	54	53
Amortization of deferred financing fees included in interest expense	260	268
Loss on early extinguishment of debt	—	4
Share based compensation	787	735
Loss from unconsolidated real estate entities	85	647
Changes in assets and liabilities:
Hotel receivables	(2,303)	(2,647)
Deferred tax asset	426	—
Deferred costs	(24)	—
Prepaid expenses and other assets	(2,435)	(1,482)
Accounts payable and accrued expenses	1,219	749
Net cash provided by operating activities	14,663	14,070
Cash flows from investing activities:
Improvements and additions to hotel properties	(5,053)	(4,593)
Distributions from unconsolidated entities	—	587
Restricted cash	967	(2,147)
Net cash used in investing activities	(4,086)	(6,153)
Cash flows from financing activities:
Borrowings on revolving credit facility	16,000	15,500
Repayments on revolving credit facility	(12,000)	(10,500)
Payments on mortgage debt	(1,058)	(859)
Principal prepayment of mortgage debt	—	(5,954)
Payment of financing costs	—	(18)
Payment of offering costs	(197)	(1)
Proceeds from issuance of common shares	134	88
Distributions-common shares/units	(12,805)	(14,730)
Net cash used in financing activities	(9,926)	(16,474)
Net change in cash and cash equivalents	651	(8,557)
Cash and cash equivalents, beginning of period	12,118	21,036
Cash and cash equivalents, end of period	$12,769	$12,479
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,564	$6,729
Cash paid for income taxes	$6	$—
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2017, the Company issued 23,980 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2016. On January 15, 2016, the Company issued 26,488 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2015.
As of March 31, 2017, the Company had accrued distributions payable of $4,831. These distributions were paid on April 28, 2017, except for $554 related to accrued but unpaid distributions on unvested performance based shares and LTIP units (See Note 11). As of March 31, 2016, the Company had accrued distributions payable of $4,571. These distributions were paid on April 29, 2016, except for $313 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $125 and $125 is included in accounts payable and accrued expenses as of March 31, 2017 and 2016, respectively.
Accrued capital improvements of $2,007 and $1,735 are included in accounts payable and accrued expenses as of March 31, 2017 and 2016, respectively.
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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. As of March 31, 2017, we had issued 880,820 shares under the ATM Plan at a weighted average price of $23.54. As of March 31, 2017, there was approximately $29.3 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. In January 2017, we filed a new $25 million registration statement for the DRSPP to replace the prior existing program. As of March 31, 2017, we had issued 35,998 shares under the DRSPP at a weighted average price of $21.02. As of March 31, 2017, there was approximately $24.2 million available for issuance under the DRSPP.
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
As of March 31, 2017, the Company wholly owned 38 hotels with an aggregate of 5,712 rooms located in 15 states and the District of Columbia. As of March 31, 2017, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony NorthStar, Inc. ("CLNS"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of CLNS, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").

To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in all of the 47 NewINK JV hotels and (ii) owns its 10% interest in all of the 48 Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of March 31, 2017, Island Hospitality Management LLC (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 38 of the Company’s wholly owned hotels. As of March 31, 2017, all of the NewINK JV hotels were managed by IHM. As of March 31, 2017, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 is expected to impact the Company's financial statements as the Company has certain operating/land rights arrangements for which the Company is the lessee.

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

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018. We are evaluating the impact the adoption of ASU 2016-18 will have on our consolidated financial statements.

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

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.2 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$274,554	$274,554
Building and improvements	1,048,398	1,045,880
Furniture, fixtures and equipment	50,803	50,495
Renovations in progress	12,348	10,067
	1,386,103	1,380,996
Less: accumulated depreciation	(159,839)	(147,902)
Investment in hotel properties, net	$1,226,264	$1,233,094

6.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 89.7% interest in the NewINK JV. As of March 31, 2017 and 2016, the Company’s share of partners’ capital in the NewINK JV is approximately $46.6 million and $12.9 million, respectively and the total difference between the carrying amount of investment and the Company’s share of partners’ capital is approximately $52.4 million and $16.6 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar.

During the three months ended March 31, 2017 and 2016, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Cash generated from other activities and excess cash	$—	$822
Total	$—	$822

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 90.0% interest in the Inland JV. As of March 31, 2017 and 2016, the Company's share of partners' capital in the Inland JV is approximately $28.2 million and $23.1 million, respectively and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $8.1 million and $0.0 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. During the three months ended March 31, 2017 and 2016, the Company received no cash distributions from the Inland JV.

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or CLNS calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. The Company could be required under its unconditional guaranty to repay portions of the debt of the JVs. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. CLNS may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.

The Company's investment in the NewINK JV and the Inland JV were $(5.8) million and $20.1 million, respectively, at March 31, 2017 and $(6.0) million and $20.4 million, respectively, at December 31, 2016. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the NewINK JV and Inland JV for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended
	March 31,
	2017	2016
Revenue	$108,574	$108,429
Total hotel operating expenses	74,957	74,245
Operating income	$33,617	$34,184
Net loss from continuing operations	$(7,513)	$(7,890)
Net loss	$(7,513)	$(7,890)

Loss allocable to the Company	$(760)	$(797)
Basis difference adjustment	675	150
Total loss from unconsolidated real estate entities attributable to the Company	$(85)	$(647)

7.    Debt

The Company’s mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/17 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2017	December 31, 2016
Senior Unsecured Revolving Credit Facility (1)	3.35%	November 25, 2019	$—	$56,500	$52,500
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	19,849	14,045	14,141
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,514	28,885	29,026
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	32,654	16,494	16,575
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,747	22,585	22,699
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,008	18,661	18,758
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,479	22,755	22,864
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	68,788	46,016	46,206
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	39,878	33,542	33,674
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	82,028	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	89,831	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	64,635	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	56,776	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	37,190	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	42,798	22,047	22,145
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,536	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	29,710	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,987	18,300	18,300

Total debt before unamortized debt issue costs			$733,408	$588,005	$585,063
Unamortized mortgage debt issue costs				(2,138)	(2,240)
Total debt outstanding				$585,867	$582,823

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

At March 31, 2017 and December 31, 2016, the Company had $56.5 million and $52.5 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At March 31, 2017, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2017 and December 31, 2016 was $524.1 million and $516.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2017, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2017 and December 31, 2016 was $56.5 million and $52.5 million, respectively.
As of March 31, 2017, the Company was in compliance with all of its financial covenants. At March 31, 2017, the Company’s consolidated fixed charge coverage ratio was 3.40. and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of March 31, 2017, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2017 (remaining nine months)	$3,243
2018	5,374
2019	63,840
2020	9,899
2021	22,308
Thereafter	483,341
Total debt before unamortized debt issue costs	$588,005
Unamortized mortgage debt issue costs	(2,138)
Total debt outstanding	$585,867
8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Federal	$271	$—
State	46	—
Tax expense (benefit)	$317	$—
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased losses in 2017. As of March 31, 2017, the TRS recorded a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of the TRS's ability to fully utilize these deferred tax assets. As of March 31, 2017, the Company's TRS has a valuation allowance of $1.4 million. Management will continue to monitor the need for a valuation allowance on a quarterly basis.

9.    Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended March 31, 2017. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2017	2/24/2017	$0.11	$0.11
February	2/28/2017	3/31/2017	0.11	0.11
March	3/31/2017	4/28/2017	0.11	0.11
1st Quarter 2017			$0.33	$0.33

10.    Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares of beneficial interest, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2017	2016
Numerator:
Net income attributable to common shareholders	$4,613	$3,300
Dividends paid on unvested shares and units	(42)	(46)
Net income attributable to common shareholders	$4,571	$3,254
Denominator:
Weighted average number of common shares - basic	38,361,113	38,274,448
Effect of dilutive securities:
Unvested shares	212,815	138,906
Weighted average number of common shares - diluted	38,573,928	38,413,354
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.12	$0.09
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.12	$0.08

11.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and outperformance based units, for which dividends on unvested performance based shares and units are not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2017 and 2016, the Company issued 23,980 and 26,488 common shares, respectively, to its independent trustees as compensation for services performed in 2016 and 2015, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days of 2016. The Company would have distributed 6,467 common shares for services performed in 2017 had this liability classified award been satisfied as of March 31, 2017. As of March 31, 2017, there were 1,871,942 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of March 31, 2017 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of March 31, 2017
2014 Time-based Awards	1/31/2014	48,213	48,213
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	26,774
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	2,983
2017 Restricted Board Awards	1/11/2017	5,000	—
Time-based shares vest over a three-year period. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
The Company measures compensation expense for time-based share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2014 and 2015, compensation expense is based on a valuation of $13.17 and $21.21, respectively, per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. The 2014 performance-based shares did not meet the vesting criteria for 2015 or 2016 causing those shares not to be eligible for future vesting.
The grant date fair values of the performance-based share awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award			Risk Free Interest
Grant Date	Volatility	Dividend Yield	Rate
1/31/2014	27%	—%	0.71%
1/30/2015	29%	—%	0.84%
Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company pays dividends on unvested time-based restricted shares. Dividends for performance-based shares are accrued and paid annually only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company on the vesting date.

A summary of the Company’s restricted share awards for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows:

	Three Months Ended		Year Ended
	March 31, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	110,825	$22.05	170,480	$21.38
Granted	5,000	20.20	—	—
Vested	(29,458)	25.55	(59,655)	20.14
Forfeited	(25,870)	$13.17	—	$—
Non-vested at end of the period	60,497	$23.99	110,825	$22.05
As of March 31, 2017 and December 31, 2016, there were $0.7 million and $0.9 million, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2017, these costs were expected to be recognized over a weighted–average period of approximately 1.1 years. For the three months ended March 31, 2017 and 2016, the Company recognized approximately $0.2 million and $0.3 million, respectively of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $0.4 million and $0.3 million in compensation expense related to the LTIP units for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, there was $6.4 million and $2.6 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.6 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these units have vested as of March 31, 2017. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of March 31, 2017, 100% of these units have vested. Accordingly, these LTIP units awarded in 2010 are allocated their pro-rata share of the Company's net income.
A summary of the Company's LTIP Unit awards for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows:

	Three Months Ended		Year Ended
	March 31, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	295,551	$14.36	183,300	$14.13
Granted	223,922	19.20	112,251	14.73
Vested	(37,417)	14.73	—	—
Non-vested at end of the period	482,056	$16.58	295,551	$14.36

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

Time-Based Equity Incentive Awards

On January 28, 2016, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 72,966 time-based LTIP unit awards (the “2016 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting.
The 2016 Time-Based LTIP Unit Awards vest ratably on each of January 28, 2017, January 28, 2018 and January 28, 2019 (provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company). Prior to vesting, a holder is entitled to receive distributions on and to vote the LTIP Units that comprise the 2016 Time-Based LTIP Unit Awards. Compensation expense is based on an estimated value of $16.69 per 2016 Time-Based LTIP Unit Award.
On March 1, 2017, the Company's Operating Partnership, upon recommendation of the Compensation Committee, granted 89,574 time-based awards (the "2017 Time-Based LTIP Unit Award"). The grants were made pursuant to the award agreements that provide for time-based vesting.
The 2017 Time-based LTIP Unit Awards will vest ratably on each of March 1, 2018, March 1, 2019 and March 1, 2020 (provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company). Prior to vesting, a holder is entitled to receive distributions on and to vote the LTIP Units that comprise the 2017 Time-Based LTIP Unit Awards. Compensation expense is based on an estimated value of $18.53 per 2017 Time-Based LTIP Unit Award.

Performance-Based Equity Incentive Awards
On January 28, 2016, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 39,285 performance-based LTIP unit awards (the "2016 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that provide for performance-based vesting. The 2016 Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units of the Operating Partnership (“Class A Performance LTIP Units”) that will vest only if and to the extent that (i) the Company achieves certain long-term performance criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $11.09 per 2016 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.

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

For purposes of the 2016 Performance-Based LTIP Unit Awards, "Total Shareholder Return" means, with respect to the measurement periods described in paragraphs (a), (b), (c) and (d) above, the total percentage return per common share of the Company based on the closing price of the Company’s common shares on the NYSE on the last trading day immediately preceding the first day of the applicable measurement period compared to the closing price of the Company’s common shares on the NYSE on the last trading day of such measurement period and assuming contemporaneous reinvestment in Company common shares of all dividends and other distributions at the closing price of the Company’s common shares on the date such dividend or other distribution was paid.

On March 1, 2017, The Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 134,348 performance-based awards (the "2017 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that provide for performance-based vesting. The 2017 Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term performance criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $19.65 per 2017 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.

The 2017 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2017 and ending on February 28, 2020. The 2017 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

	Relative TSR Hurdles (Percentile)	Payout Percentage
Threshold	25th	50%
Target	50th	100%
Maximum	75th	150%

Payouts at performance levels in between the hurdles will be calculated by straight-line interpolation. The TSR hurdles are based on the Company’s performance relative to the average TSR for the companies included in the SNL US Hotel REIT Index. TSR will be calculated to include share price appreciation plus dividends assuming the reinvestment of dividends as calculated by a third-party such as SNL Financial. The Company will estimate the aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC 718, excluding the effect of estimated forfeitures, and will calculate the value at the grant date based on the probable outcome of the performance conditions.

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

The grant date fair value of the performance LTIP awards were determined using a Monte Carlo simulation method with the following assumptions (based on the three-year risk free U.S. Treasury yield over the measurement period of the LTIP awards):

	Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate	Discount
Outperformance Plan	6/1/2015	26%	4.5%	0.95%	—%
2016 Time-Based LTIP Unit Awards	1/28/2016	28%	—%	0.79%	7.5%
2016 Performance-Based LTIP Unit Awards	1/28/2016	30%	5.8%	1.13%	—%
2017 Time-Based LTIP Unit Awards	3/1/2017	24%	—%	0.92%	7.5%
2017 Performance-Based LTIP Unit Awards	3/1/2017	25%	5.8%	1.47%	—%

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

Hotel Ground Rent
The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is currently equal to approximately $8,000 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
The Residence Inn Gaslamp hotel is subject to a ground lease with an expiration date of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $40,000 per month and increase 10% every five years. The hotel is subject to annual supplemental rent payments calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2017 is approximately $26,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration date of December 31, 2067. Minimum monthly payments are currently approximately $43,000 per month and a percentage rent payment equal to 5% to 25% of gross income based on the type of income less the minimum rent is due in arrears.
Office Lease
The Company entered into a new corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of five years each. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garages leases and office lease as of March 31, 2017, for the remainder of 2017 and for each of the next four calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2017 (remaining nine months)	$912	$567
2018	1,217	772
2019	1,220	792
2020	1,267	812
2021	1,273	832
Thereafter	69,454	4,163
Total	$75,343	$7,938

(1) Other leases includes ground, garage and air rights leases at our hotels.

Management Agreements
The management agreements with Concord Hospitality Services Company ("Concord") had an initial ten-year term that would have expired on February 28, 2017. The management agreements with Concord were terminated as of December 31, 2016. The company entered into management agreements with IHM for the hotels previously managed by Concord beginning January 1, 2017.
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
The Company entered into agreements with IHM to manage two of the hotels formerly managed by Concord during the three months ended March 31, 2017. In addition, upon renewal in July 2016, five management agreements related to the Residence Inns were amended to be consistent with the remainder of the hotel portfolio. The updated agreements are summarized as follows:

Property	Courtyard Altoona	Springhill Suites Washington	Residence Inn Garden Grove	Residence Inn San Diego	Residence Inn San Antonio	Residence Inn Vienna	Residence Inn Washington D.C.

Original Management Fee	4.0%	4.0%	2.5%	2.5%	2.5%	2.5%	2.5%
Amended Management Fee	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Original Monthly Accounting Fee	1,211	991	1,000	1,000	1,000	1,000	1,000
Amended Monthly Accounting Fee	1,500	1,200	1,200	1,200	1,200	1,200	1,200
Original Monthly Revenue Management Fee	—	—	—	—	—	—	—
Amended Monthly Revenue Management Fee	1,000	1,000	1,000	1,000	1,000	1,000	1,000
Management fees totaled approximately $2.2 million and $2.2 million, respectively, for the three months ended March 31, 2017 and 2016, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. The Company did not enter into any new franchise agreements during the three months ended March 31, 2017 and 2016, respectively. Franchise and marketing fees totaled approximately $5.3 million and $5.2 million, respectively, for the three months ended March 31, 2017 and 2016.

13.    Related Party Transactions

Mr. Fisher owns 51% of IHM. As of March 31, 2017, the Company had hotel management agreements with IHM to manage 38 of its wholly owned hotels. As of March 31, 2017, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2017 and 2016 were $2.2 million and $2.2 million, respectively. At March 31, 2017 and December 31, 2016, the amounts due to IHM were $1.3 million and $0.9 million, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, Inland JV and an entity, Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNS and 2.5% owned by Mr. Fisher. These costs relate primarily to corporate payroll costs at the NewINK JV and Inland JV where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended March 31, 2017 and 2016 were $1.1 million and $1.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar amounts presented in this Item 2 are in thousands, except per share data, unless otherwise specified.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership"), draw-downs under our senior unsecured revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a joint venture with affiliates of Colony NorthStar, Inc. (“CLNS”) that owns 47 hotels (the "NewINK JV") or distributions from our 10.0% investment in a joint venture with CLNS that owns 48 hotels (the "Inland JV" and together with the NewINK JV, the "JVs"). We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At March 31, 2017, our leverage ratio was 40.1% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of March 31, 2017, we have total debt of $588.0 million at an average rate of approximately 4.5%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

We are a real estate investment trust (“REIT”) for federal income tax purposes. In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we cannot operate our hotels. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to taxable REIT subsidiary lessees (“TRS Lessees”), who in turn engage eligible independent contractors to manage the hotels. Each of the TRS Lessees is treated as a taxable REIT subsidiary for federal income tax purposes and is consolidated within our financial statements for accounting purposes. However, since we control both the Operating Partnership and the TRS Lessees, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of the TRS Lessees are subject to taxation as regular C corporations, as defined in the Code, potentially reducing the TRS Lessees’ cash available to pay dividends to us, and therefore our funds from operations and the cash available for distribution to our shareholders.

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

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be moderating.  GDP growth is currently modest, with growth of 0.7% in the first quarter of 2017.  Lodging industry performance is also impacted by room supply growth, which is currently increasing.  Overall U.S. room supply increased 1.6% in the 2016, but supply in the Upscale segment, in which most of our hotels operate, increased by 5.6% in the 2016.  In the first quarter of 2017 overall U.S. room supply growth was 1.9% and supply growth in the Upscale segment was 6.1%. Smith Travel Research is projecting U.S. hotel supply growth to increase 2.0% in 2017. Continued supply growth, especially when coupled with slowing corporate demand, could negatively impact RevPAR growth. We are currently projecting a 2017 RevPAR change of -1.0% to +1.0% as compared to 2016.

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Results of operations for the three months ended March 31, 2017 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2017	March 31, 2016	% Change
Room	$64,393	$63,934	0.7%
Food and beverage	1,502	1,508	(0.4)%
Other	2,446	2,354	3.9%
Cost reimbursements from unconsolidated real estate entities	881	1,054	(16.4)%
Total revenue	$69,222	$68,850	0.5%
Total revenue was $69.2 million for the quarter ended March 31, 2017, up $0.3 million compared to total revenue of $68.9 million for the corresponding 2016 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.0% and 92.9%, respectively, of total revenue for the quarters ended March 31, 2017 and 2016. Room revenue was $64.4 million and $63.9 million for the quarters ended March 31, 2017 and 2016, respectively, with $0.5 million of the increase in 2017 attributable to an increase in ADR of 2.5% and RevPAR of 1.2%.
Food and beverage revenue was $1.5 million and $1.5 million for three months ended March 31, 2017 and 2016, respectively. The food and beverage revenue remained static compared to the comparable quarter from 2016.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $2.4 million and $2.4 million for the quarters ended March 31, 2017 and 2016, respectively. Other operating revenue remained static compared to the comparable quarter from 2016.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $0.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. Cost reimbursements decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in cost reimbursements was offset by the decline in reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2017 and 2016 increased 3.4% and 2.7%, respectively, in the 2017 and 2016 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 1.2% and 2.6%, respectively, in the 2017 and 2016 periods as compared to the respective prior periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of March 31, 2017 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2017		2016		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (38 hotels)	Same Property(38 hotels)	Actual (38/38 hotels)
Occupancy	76.7%	76.7%	77.7%	77.7%	(1.3)%	(1.3)%
ADR	$163.26	$163.26	$159.26	$159.26	2.5%	2.5%
RevPAR	$125.26	$125.26	$123.73	$123.73	1.2%	1.2%
RevPAR increased 1.2% primarily due to an increase in ADR of 2.5% and a decrease in occupancy of 1.3%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2017	March 31, 2016	% Change
Hotel operating expenses:
Room	$13,505	$13,812	(2.2)%
Food and beverage	1,252	1,178	6.3%
Telephone	409	421	(2.9)%
Other	599	589	1.7%
General and administrative	5,654	5,497	2.9%
Franchise and marketing fees	5,302	5,187	2.2%
Advertising and promotions	1,331	1,352	(1.6)%
Utilities	2,370	2,382	(0.5)%
Repairs and maintenance	3,252	3,201	1.6%
Management fees	2,247	2,229	0.8%
Insurance	333	337	(1.2)%
Total hotel operating expenses	$36,254	$36,185	0.2%

Hotel operating expenses increased $0.1 million or 0.2% to $36.3 million for the three months ended March 31, 2017 from $36.2 million for the three months ended March 31, 2016.
Room expenses, which are the most significant component of hotel operating expenses, declined $0.3 million or 2.2% from $13.8 million in 2016 to $13.5 million in the first quarter of 2017. This compares to a 0.7% increase in room revenue over the same period in 2016.
The remaining hotel operating expenses increased $0.3 million, from $22.4 million in the first quarter of 2016 to $22.7 million in the first quarter of 2017. The increase was primarily due to increases in bonuses and franchise fees related to increased revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.5 million from $12.5 million for the three months ended March 31, 2016 to $12.0 million for the three months ended March 31, 2017. The decrease is due to lower depreciation due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses decreased $0.2 million from $5.0 million for the three months ended March 31, 2016 to $4.8 million for the three months ended March 31, 2017. The decrease is primarily attributed to refunds for previous year property taxes at our White Plains hotel.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units in the Operating Partnership. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.8 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively) increased $0.1 million to $2.5 million for the three months ended March 31, 2017 from $2.4 million in the three months ended March 31, 2016.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased from $12 thousand for the three months ended March 31, 2016 to $0 for the three months ended March 31, 2017. There has been no acquisition activity this year.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $0.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. Reimbursed costs decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in costs reimbursements was offset by the decline in cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $9 thousand from $21 thousand for the three months ended March 31, 2016 to $12 thousand for the three months ended March 31, 2017.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $44 thousand from $7.0 million for the three months ended March 31, 2016 to $7.0 million for the three months ended March 31, 2017 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2017	March 31, 2016	% Change

Mortgage debt interest	$6,186	$6,269	(1.3)%
Credit facility interest and unused fees	547	499	9.6%
Amortization of deferred financing costs	260	269	(3.3)%
Total	$6,993	$7,037	(0.6)%

The decrease in interest expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily due to lower interest expense in 2017 as mortgage debt has decreased. Interest expense on the Company's senior unsecured revolving credit facility increased due to an increase in LIBOR for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Loss from Unconsolidated Real Estate Entities
Loss from unconsolidated real estate entities decreased $0.5 million from $(0.6) million for the three months ended March 31, 2016 to $(0.1) million for the three months ended March 31, 2017. The decrease is primarily attributable to an increase in the amortization of a basis difference at the Inland JV of $0.1 million and $0.4 million at the NewINK JV attributable to a revaluation of the assets due to the merger between our JV partner NorthStar and Colony.
Income Tax Expense
Income tax expense for the three months ended March 31, 2016 and three months ended March 31, 2017 was $0 and $.3 million. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 40%.
Net Income
Net income was $4,644 for the three months ended March 31, 2017, compared to net income of $3,322 for the three months ended March 31, 2016. The change in net income was due to the factors discussed above.
Material Trends or Uncertainties
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in this report and in the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2017 and 2016 (in thousands, except share data):

	For the three months ended
	March 31,
	2017	2016
Funds From Operations (“FFO”):
Net income	$4,644	$3,322
Depreciation	11,950	12,421
Adjustments for unconsolidated real estate entity items	1,471	1,962
FFO attributable to common share and unit holders	18,065	17,705
Hotel property acquisition costs and other charges	—	12
Loss on early extinguishment of debt	—	4
Adjustments for unconsolidated real estate entity items	7	10
Adjusted FFO attributable to common share and unit holders	$18,072	$17,731
Weighted average number of common shares
Basic	38,618,888	38,532,223
Diluted	38,831,703	38,671,129
Diluted weighted average number of common share count used for calculation of adjusted FFO per share may differ from diluted weighted average common share count used for calculation of GAAP Net Income per share by LTIP units, which may be converted to common shares of beneficial interest if Net Income per share is negative and Adjusted FFO is positive. Unvested restricted shares and unvested LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded because they would have been anti-dilutive for the periods presented.
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
The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended
	March 31,
	2017	2016
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$4,644	$3,322
Interest expense	6,993	7,037
Income tax expense (benefit)	317	—
Depreciation and amortization	12,004	12,475
Adjustments for unconsolidated real estate entity items	3,313	3,983
EBITDA	27,271	26,817
Hotel property acquisition costs and other charges	—	12
Loss on early extinguishment of debt	—	4
Adjustments for unconsolidated real estate entity items	15	10
Share based compensation	787	735
Adjusted EBITDA	$28,073	$27,578

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
The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

		For the three months ended
		March 31,
		2017	2016

Net Income		$4,644	$3,322
Add:	Interest expense	6,993	7,037
	Income tax expense	317	—
	Depreciation and amortization	12,004	12,475
	Corporate general and administrative	3,268	3,112
	Hotel property acquisition costs and other charges	—	12
	Loss from unconsolidated real estate entities	85	647
	Loss on early extinguishment of debt	—	4
Less:	Interest and other income	(12)	(21)
	Adjusted Hotel EBITDA	$27,299	$26,588

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
As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $12.8 million and $12.1 million, respectively. We are required to maintain a total of at least $10.0 million of unrestricted cash and cash equivalents under certain non-recourse covenant guarantees related to debt in the NewINK JV and the Inland JV. Additionally, we had $193.5 million available under our $250.0 million senior unsecured revolving credit facility as of March 31, 2017.
For the three months ended March 31, 2017, net cash flows provided by operations were $14.7 million, driven by net income of $4.6 million, $13.2 million of non-cash items, including $12.3 million of depreciation and amortization and $0.8 million of share-based compensation expense and $0.1 million related to loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.1 million. Net cash flows used in investing activities were $4.1 million, primarily related capital improvements on our 38 wholly owned hotels of $5.1 million, offset by $1.0 million related to escrow disbursements of restricted cash. Net cash flows used by financing activities were $9.9 million, comprised of $0.1 million raised through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowings of our senior unsecured revolving credit facility of $4.0 million, principal payments or payoffs on mortgage debt of $1.0 million, payments of deferred financing and offering costs of $0.2 million, and distributions to shareholders of $12.8 million.

For the three months ended March 31, 2016, net cash flows provided by operations were $14.1 million, driven by net income of $3.3 million, $14.0 million of non-cash items, including $12.7 million of depreciation and amortization and $0.7 million of share-based compensation expense, $0.6 million related to loss from unconsolidated entities and a $4 thousand of loss on early extinguishment of debt. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.4 million. Net cash flows used in investing activities were $6.2 million, primarily related to capital improvements on our 38 wholly owned hotels of $4.6 million and $2.2 million related to required escrow deposits of restricted cash, reduced by distributions of $0.6 million from unconsolidated real estate entities. Net cash flows used by financing activities were $16.5 million comprised of $0.1 million raised through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowings on our senior unsecured revolving credit facility of $5.0 million, principal payments or payoffs on mortgage debt of $6.8 million, payments of deferred financing and offering costs of $19 thousand, and distributions to shareholders of $14.7 million.
In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.31 and $0.33 per common share and LTIP unit for the three months ended March 31, 2016 and 2017, respectively.

Liquidity and Capital Resources

At March 31, 2017, our leverage ratio was 40.1% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At March 31, 2017, we have total debt of $588.0 million at an average rate of approximately 4.5%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At March 31, 2017 and December 31, 2016, we had $56.5 million and $52.5 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At March 31, 2017, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $531.5 million and $532.6 million at March 31, 2017 and December 31, 2016, respectively.
Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2017. We expect to meet all financial covenants during the remainder of 2017 based upon our current projections.
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
Through our $25 million DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of March 31, 2017, we issued had 35,998 shares under the DRSPP at a weighted average price of $21.02. As of March 31, 2017, there was approximately $24.2 million available for issuance under the DRSPP.

In January 2014, we also established our ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the NYSE, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. For the three months ended March 31, 2017, we did not issue any shares under the ATM Plan. Total shares issued under the ATM Plan are 880,820 at a weighted average price of $23.54 raising net proceeds after sales commissions and fees of approximately $20.7 million. As of March 31, 2017, there was approximately $29.3 million available for issuance under the ATM Plan.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. In March 2016, our Board of Trustees approved an increase in our monthly dividend and distribution to $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the three months ended March 31, 2017 was $0.33 per common share and LTIP unit.

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

For the three months ended March 31, 2017 and 2016, we invested approximately $6.9 million and $9.8 million, respectively, on capital investments in our hotels. We expect to invest an additional $20.1 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2017.

The Company is continuing with plans to expand two Residence Inns located in Sunnyvale, CA. The expansions are expected to include a new lobby and public spaces in each location. We are not certain when the expansions of the two Sunnyvale Residence Inns will commence. It is possible that one or both of these projects will commence in 2017, but the timing is uncertain due to potential delays related to finalizing plans, obtaining approvals from local authorities and ensuring costs to complete the expansions justify the investment. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $75 million to $80 million, but these costs are subject to change.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at March 31, 2017, other than non-recourse debt associated with the NewINK JV and the Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$7,938	$567	$1,564	$1,644	$4,163
Revolving credit facility, including interest (2)	65,675	2,000	4,946	58,729	—
Ground leases	75,343	912	2,437	2,540	69,454
Property loans, including interest (2)	679,737	21,976	61,690	80,484	515,587
Total	$828,693	$25,455	$70,637	$143,397	$589,204

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after March 31, 2017. Interest payments are based on the interest rate in effect as of March 31, 2017. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.

The Company’s ownership interests in the JVs are subject to change in the event that either we or CLNS calls for additional capital contributions to the respective JVs, as applicable, necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV and Inland JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. CLNS may also approve certain actions related to the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards

Refer to Note 3, Recently Issued Accounting Standards for all new recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to interest rate changes primarily as a result of our assumption of long-term debt in connection with our acquisitions and upon refinancing of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we seek to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With respect to variable rate financing, we assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2017 and December 31, 2016 was $524.1 million and $516.0 million, respectively.

At March 31, 2017, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2017 that are sensitive to changes in interest rates (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	56,500	$—	—	—	$56,500	$56,500
Average interest rate (1)	—	—	3.37%	—%	—	—	3.37%
Fixed rate:
Debt	$3,243	$5,374	$7,340	$9,899	$22,308	$483,341	$531,505	$524,067
Average interest rate	4.76%	4.69%	4.68%	4.67%	5.25%	4.62%	4.65%
(1) Weighted average interest rate based on borrowings at LIBOR of 0.78% plus a margin of 1.95% and prime rate of 3.75% plus a margin of 0.95% at March 31, 2017.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $0.6 million annually. This assumes that the amount outstanding under our floating rate debt remains $56.5 million, the balance as of March 31, 2017.

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
Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Form of 2017 Time-Based Unit Award Agreement

10.2	Form of 2017 Performance-Based Unit Award Agreement

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 9, 2017	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)