Form 10-Q
period 2017-06-30
Chatham Lodging Trust
filed 2017-08-02
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2017
Common Shares of Beneficial Interest ($0.01 par value per share)	39,236,397

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Investment in hotel properties, net	$1,215,677	$1,233,094
Cash and cash equivalents	12,794	12,118
Restricted cash	25,025	25,083
Investment in unconsolidated real estate entities	25,345	20,424
Hotel receivables (net of allowance for doubtful accounts of $234 and $155, respectively)	7,277	4,389
Deferred costs, net	4,263	4,642
Prepaid expenses and other assets	5,103	2,778
Deferred tax asset, net	—	426
Total assets	$1,295,484	$1,302,954
Liabilities and Equity:
Mortgage debt, net	$528,077	$530,323
Revolving credit facility	45,000	52,500
Accounts payable and accrued expenses	27,823	27,782
Distributions and losses in excess of investments of unconsolidated real estate entities	5,780	6,017
Distributions payable	5,035	4,742
Total liabilities	611,715	621,364
Commitments and contingencies (Note 12)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 39,225,717 and 38,367,014 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	388	380
Additional paid-in capital	739,476	722,019
Retained earnings (distributions in excess of retained earnings)	(61,474)	(45,657)
Total shareholders’ equity	678,390	676,742
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	5,379	4,848
Total equity	683,769	681,590
Total liabilities and equity	$1,295,484	$1,302,954
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Room	$72,801	$72,768	$137,194	$136,702
Food and beverage	1,473	1,726	2,975	3,234
Other	2,967	2,637	5,413	4,990
Cost reimbursements from unconsolidated real estate entities	668	870	1,549	1,924
Total revenue	77,909	78,001	147,131	146,850
Expenses:
Hotel operating expenses:
Room	15,024	14,574	28,529	28,385
Food and beverage	1,212	1,245	2,464	2,423
Telephone	387	430	795	851
Other hotel operating	710	638	1,310	1,227
General and administrative	5,974	5,700	11,628	11,196
Franchise and marketing fees	6,089	5,948	11,391	11,136
Advertising and promotions	1,270	1,344	2,602	2,696
Utilities	2,352	2,235	4,722	4,617
Repairs and maintenance	3,179	3,158	6,431	6,359
Management fees	2,588	2,384	4,835	4,613
Insurance	295	338	628	675
Total hotel operating expenses	39,080	37,994	75,335	74,178
Depreciation and amortization	11,714	12,281	23,718	24,756
Impairment loss	6,663	—	6,663	—
Property taxes, ground rent and insurance	5,573	5,014	10,361	10,037
General and administrative	3,287	2,972	6,555	6,084
Hotel property acquisition costs and other charges	15	298	15	310
Reimbursed costs from unconsolidated real estate entities	668	870	1,549	1,924
Total operating expenses	67,000	59,429	124,196	117,289
Operating income	10,909	18,572	22,935	29,561
Interest and other income	6	15	18	36
Interest expense, including amortization of deferred fees	(6,773)	(7,092)	(13,765)	(14,129)
Loss on early extinguishment of debt	—	—	—	(4)
Income from unconsolidated real estate entities	927	942	842	295
Loss on sale from unconsolidated real estate entities	—	(8)	—	(8)
Income before income tax expense	5,069	12,429	10,030	15,751
Income tax expense	—	(179)	(317)	(179)
Net income	5,069	12,250	9,713	15,572
Net income attributable to noncontrolling interests	(35)	(82)	(66)	(104)
Net income attributable to common shareholders	$5,034	$12,168	$9,647	$15,468

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 10)	$0.13	$0.32	$0.25	$0.40
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 10)	$0.13	$0.31	$0.25	$0.40
Weighted average number of common shares outstanding:
Basic	38,525,306	38,299,132	38,443,663	38,286,790
Diluted	38,749,661	38,477,212	38,659,189	38,446,918
Distributions declared per common share:	$0.33	$0.33	$0.66	$0.64
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2016	38,308,937	$379	$719,773	$(27,281)	$692,871	$4,131	$697,002
Issuance of shares pursuant to Equity Incentive Plan	34,339	—	550	—	550	—	550
Issuance of shares, net of offering costs of $1	9,278	1	191	—	192	—	192
Amortization of share based compensation	—	—	646	—	646	598	1,244
Dividends declared on common shares ($0.64 per share)	—	—	—	(24,586)	(24,586)	—	(24,586)
Distributions declared on LTIP units ($0.64 per unit)	—	—	—	—	—	(354)	(354)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	15,468	15,468	104	15,572
Balance, June 30, 2016	38,352,554	$380	$721,171	$(36,399)	$685,152	$4,468	$689,620
Balance, January 1, 2017	38,367,014	$380	$722,019	$(45,657)	$676,742	$4,848	$681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $512	829,723	8	16,351	—	16,359	—	16,359
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	421	—	421	1,115	1,536
Dividends declared on common shares ($0.66 per share)	—	—	—	(25,464)	(25,464)	—	(25,464)
Distributions declared on LTIP units ($0.66 per unit)	—	—	—	—	—	(465)	(465)
Reallocation of noncontrolling interest	—	—	185	—	185	(185)	—
Net income	—	—	—	9,647	9,647	66	9,713
Balance, June 30, 2017	39,225,717	$388	$739,476	$(61,474)	$678,390	$5,379	$683,769
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,713	$15,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,611	24,649
Amortization of deferred franchise fees	107	107
Amortization of deferred financing fees included in interest expense	141	548
Impairment loss	6,663	—
Loss on early extinguishment of debt	—	4
Share based compensation	1,786	1,495
Income from unconsolidated real estate entities	(842)	(295)
Changes in assets and liabilities:
Hotel receivables	(2,887)	(1,850)
Deferred tax asset	426	—
Deferred costs	(44)	(94)
Prepaid expenses and other assets	(2,349)	(426)
Accounts payable and accrued expenses	321	(98)
Net cash provided by operating activities	36,646	39,612
Cash flows from investing activities:
Improvements and additions to hotel properties	(12,865)	(11,774)
Distributions from unconsolidated entities	719	4,069
Investment in unconsolidated real estate entities	(5,037)	—
Restricted cash	58	(3,235)
Net cash used in investing activities	(17,125)	(10,940)
Cash flows from financing activities:
Borrowings on revolving credit facility	24,000	24,450
Repayments on revolving credit facility	(31,500)	(23,750)
Payments on mortgage debt	(2,070)	(1,784)
Principal prepayment of mortgage debt	—	(5,954)
Payment of financing costs	—	(50)
Payment of offering costs	(512)	(1)
Proceeds from issuance of common shares	16,871	192
Distributions-common shares/units	(25,634)	(27,503)
Net cash used in financing activities	(18,845)	(34,400)
Net change in cash and cash equivalents	676	(5,728)
Cash and cash equivalents, beginning of period	12,118	21,036
Cash and cash equivalents, end of period	$12,794	$15,308
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,297	$13,486
Cash paid for income taxes	$294	$485
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
As of June 30, 2017, the Company had accrued distributions payable of $5,035. These distributions were paid on July 28, 2017, except for $669 related to accrued but unpaid distributions on unvested performance based shares and LTIP units (See Note 11). As of June 30, 2016, the Company had accrued distributions payable of $4,658. These distributions were paid on July 29, 2016, except for $400 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $250 and $250 is included in accounts payable and accrued expenses as of June 30, 2017 and 2016, respectively.
Accrued capital improvements of $1,921 and $2,918 are included in accounts payable and accrued expenses as of June 30, 2017 and 2016, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. During the three months ended June 30, 2017, we issued 647,925 shares under the ATM Plan at a weighted average price of $20.43, which generated $12.9 million of net proceeds. As of June 30, 2017, we had issued 1,528,745 shares under the ATM Plan at a weighted average price of $22.22. As of June 30, 2017, there was approximately $16.0 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. In January 2017, we filed a new $25 million registration statement for the DRSPP to replace the prior existing program. During the three months ended June 30, 2017, we issued 175,133 shares under the DRSPP at a weighted average price of $20.12, which generated $3.5 million of net proceeds. As of June 30, 2017, we had issued 211,131 shares under the DRSPP at a weighted average price of $20.27. As of June 30, 2017, there was approximately $20.7 million available for issuance under the DRSPP.
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
On January 1, 2016, the Company adopted accounting guidance under Accounting Standards Codification (ASC) Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities ("VIEs") or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership is a VIE of the Company. As the Operating Partnership is already consolidated in the financial statements of the Company, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Company.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.  In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.
As of June 30, 2017, the Company wholly owned 38 hotels with an aggregate of 5,712 rooms located in 15 states and the District of Columbia. As of June 30, 2017, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony NorthStar, Inc. ("CLNS"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of CLNS, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").

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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of June 30, 2017, Island Hospitality Management LLC (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 38 of the Company’s wholly owned hotels. As of June 30, 2017, all of the NewINK JV hotels were managed by IHM. As of June 30, 2017, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

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

3.    Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company is finalizing its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company's hotel revenues, the pattern of revenue recognition is not expected to change significantly. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. The Company is the lessee on certain air/land rights arrangements and an office lease and expects to record right of use assets and lease liabilities for these leases under the new standard. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

On August 26, 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption permitted. The Company has certain cash payments and receipts related to debt extinguishment and distributions from equity method investments that will be affected by the new standard. The Company does not anticipate that this guidance will have a material impact the adoption of ASU 2016-15 to our consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018. The Company does not anticipate that this guidance will have a material impact on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which will likely result in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes would also affect the accounting for disposal transactions. This standard will be effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. The Company does not anticipate that this guidance will have a material impact on our consolidated financial statements.

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.2 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land and improvements	$274,554	$274,554
Building and improvements	1,045,697	1,045,880
Furniture, fixtures and equipment	53,603	50,495
Renovations in progress	13,309	10,067
	1,387,163	1,380,996
Less: accumulated depreciation	(171,486)	(147,902)
Investment in hotel properties, net	$1,215,677	$1,233,094

During the three and six months ended June 30, 2017, the Company identified indicators of impairment at its Washington SHS, PA hotel, primarily due to decreased operating performance and continued economic weakness. As such, the Company was required to perform a test of recoverability. This test compared the sum of the estimated future undiscounted cash flow attributable to the hotel over its remaining anticipated holding period and to its disposition. The Company determined that the estimated undiscounted future cash flow attributable to the hotels did not exceed their carrying value and impairment existed. As a result, the Company recorded a $6.7 million impairment charge in the consolidated statements of operations during the three and six months ended June 30, 2017. Fair value was determined based on a discounted cash flow model using third-party market data, considered Level 3 inputs. We may record additional impairment charges if operating results of this hotel are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.
6.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 89.7% interest in the NewINK JV. As of June 30, 2017 and 2016, the Company’s share of partners’ capital in the NewINK JV was approximately $53.3 million and $12.9 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $59.1 million and $16.6 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar.

During the three and six months ended June 30, 2017 and 2016, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash generated from other activities and excess cash	$719	$1,747	$719	$2,569
Total	$719	$1,747	$719	$2,569

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 90.0% interest in the Inland JV. As of June 30, 2017 and 2016, the Company's share of partners' capital in the Inland JV was approximately $36.6 million and $23.1 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $11.3 million and $0.0 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. During the three and six months ended June 30, 2017 and 2016, the Company received no cash distributions from the Inland JV.

On May 9, 2017, the NewINK JV refinanced the $840.0 million loan collateralized by the 47 hotels with a new $850.0 million loan. The new non-recourse loan is with Morgan Stanley Bank, N.A. The new loan bears interest at a rate of LIBOR plus a spread of 2.79%, has an initial maturity of June 7, 2019 and three one-year extension options.

On June 9, 2017, the Inland JV refinanced the $817.0 million loan collateralized by the 48 hotels with a new $780.0 million non-recourse loan with Column Financial, Inc. On June 9, 2017, the Company contributed an additional $5.0 million of capital related to its share in the Inland JV to reduce the debt collateralized by the 48 hotels. The new loan bears interest at a rate of LIBOR plus a spread of 3.3%, has an initial maturity of July 9, 2019 and three one-year extension options.

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or CLNS calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. In connection with (i) the non-recourse mortgage loan secured by the NewINK JV properties and the related non-recourse mezzanine loan secured by the membership interests in the owners of the NewINK JV properties  and (ii)  the non-recourse mortgage loan secured by the Inland JV properties, the Operating Partnership provided the applicable lenders with customary environmental indemnities, as well as  guarantees of certain customary non-recourse carveout provisions such as fraud, material and intentional misrepresentations and misapplication of funds.  In some circumstances, such as the bankruptcy of the applicable borrowers, the  guarantees are for the full amount of the outstanding debt, but in most circumstances,  the guarantees are capped at 15% of the debt outstanding at the time in question (in the case of the NewINK loans) or 20% of the debt outstanding at the time in question (in the case of the Inland loans).  In connection with each of the NewINK and Inland loans, the Operating Partnership has entered into a contribution agreement with its JV partner whereby the JV partner is, in most cases, responsible to cover such JV partner’s pro rata share of  any amounts due by the Operating Partnership under the applicable guarantees and environmental indemnities. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. CLNS may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investment in the NewINK JV and the Inland JV were $(5.8) million and $25.3 million, respectively, at June 30, 2017 and $(6.0) million and $20.4 million, respectively, at December 31, 2016. The following table sets forth the combined components of net income (loss), including the Company’s share, related to the NewINK JV and Inland JV for the three months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$130,192	$130,813	$238,766	$239,260
Total hotel operating expenses	81,747	74,604	156,704	142,452
Operating income	$48,445	$56,209	$82,062	$96,808
Net income (loss) from continuing operations	$8,075	$7,769	$562	$(121)
Net income (loss)	$8,075	$7,769	$562	$(121)

Income (loss) allocable to the Company	$825	$792	$65	$(5)
Basis difference adjustment	102	150	777	300
Total loss from unconsolidated real estate entities attributable to the Company	$927	$942	$842	$295

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage and senior unsecured revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	6/30/17 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2017	December 31, 2016
Senior Unsecured Revolving Credit Facility (1)	3.35%	November 25, 2019	$—	$45,000	$52,500
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	19,612	13,953	14,141
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,298	28,749	29,026
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	32,320	16,415	16,575
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,581	22,476	22,699
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,478	18,568	18,758
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,251	22,652	22,864
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	68,314	45,835	46,206
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	39,400	33,418	33,674
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	81,009	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	88,655	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	63,962	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	56,007	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	36,906	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	42,461	21,953	22,145
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,454	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	29,440	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,061	18,300	18,300

Total debt before unamortized debt issue costs			$727,209	$575,494	$585,063
Unamortized mortgage debt issue costs				(2,417)	(2,240)
Total debt outstanding				$573,077	$582,823

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

At June 30, 2017 and December 31, 2016, the Company had $45.0 million and $52.5 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At June 30, 2017, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2017 and December 31, 2016 was $537.9 million and $516.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of June 30, 2017, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2017 and December 31, 2016 was $45.0 million and $52.5 million, respectively.

As of June 30, 2017, the Company was in compliance with all of its financial covenants. At June 30, 2017, the Company’s consolidated fixed charge coverage ratio was 3.30 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of June 30, 2017, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2017 (remaining six months)	$2,262
2018	5,374
2019	52,340
2020	9,899
2021	22,308
2022	10,350
Thereafter	472,961
Total debt before unamortized debt issue costs	$575,494
Unamortized mortgage debt issue costs	(2,417)
Total debt outstanding	$573,077
8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Federal	$—	$152	$271	$152
State	—	27	46	27
Tax expense (benefit)	$—	$179	$317	$179
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2017. As of June 30, 2017 and during the period, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance on a quarterly basis.

9.    Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended June 30, 2017 and $0.66 per share and distributions on LTIP units of $0.66 per unit for the six months ended June 30, 2017. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2017	2/24/2017	$0.11	$0.11
February	2/28/2017	3/31/2017	0.11	0.11
March	3/31/2017	4/28/2017	0.11	0.11
1st Quarter 2017			$0.33	$0.33

April	4/28/2017	5/26/2017	$0.11	$0.11
May	5/26/2017	6/30/2017	0.11	0.11
June	6/30/2017	7/28/2017	0.11	$0.11
2nd Quarter 2017			$0.33	$0.33

Total 2017			$0.66	$0.66

10.    Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares of beneficial interest, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$5,034	$12,168	$9,647	$15,468
Dividends paid on unvested shares and units	(65)	(48)	(127)	(94)
Undistributed earnings allocated to unvested shares and units	—	—	—	—
Net income attributable to common shareholders	$4,969	$12,120	$9,520	$15,374
Denominator:
Weighted average number of common shares - basic	38,525,306	38,299,132	38,443,663	38,286,790
Unvested shares	224,355	178,080	215,526	160,128
Weighted average number of common shares - diluted	38,749,661	38,477,212	38,659,189	38,446,918
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.13	$0.32	$0.25	$0.40
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.13	$0.31	$0.25	$0.40

11.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and outperformance based units, for which dividends on unvested performance based shares and units are not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2017 and 2016, the Company issued 23,980 and 26,488 common shares, respectively, to its independent trustees as compensation for services performed in 2016 and 2015, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days of 2016. The Company would have distributed 12,319 common shares for services performed in 2017 had this liability classified award been satisfied as of June 30, 2017. As of June 30, 2017, there were 1,871,942 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of June 30, 2017 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of June 30, 2017
2014 Time-based Awards	1/31/2014	48,213	48,213
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	26,774
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	5,966
2017 Restricted Board Awards	1/11/2017	5,000	—
Time-based share awards vest over a three-year period. The performance-based share awards will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
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

A summary of the Company’s restricted share awards for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	Six Months Ended		Year Ended
	June 30, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	110,825	$22.05	170,480	$21.38
Granted	5,000	20.20	—	—
Vested	(32,441)	25.77	(59,655)	20.14
Forfeited	(25,870)	$13.17	—	$—
Non-vested at end of the period	57,514	$23.78	110,825	$22.05
As of June 30, 2017 and December 31, 2016, there were $0.5 million and $0.9 million, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2017, these costs were expected to be recognized over a weighted–average period of approximately 0.9 years. For the three months ended June 30, 2017 and 2016, the Company recognized approximately $0.2 million and $0.3 million, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized approximately $0.4 million and $0.6 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $0.7 million and $0.3 million in compensation expense related to the LTIP units for the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized approximately $1.1 million and $0.6 million, respectively. As of June 30, 2017 and December 31, 2016, there was $5.8 million and $2.6 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.3 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these units have vested as of June 30, 2017. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Code, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of June 30, 2017, 100% of these units have vested. As of June 1, 2017, the Company determined that a revaluation event occurred, as defined in the Code, and 118,791 and 128,859 LTIP units awarded in 2016 and 2017, respectively, and held by six officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of June 30, 2017, 33% and 0% of these units awarded in 2016 and 2017, respectively, have vested. Accordingly, these LTIP units awarded in 2010, 2016 and 2017 are allocated their pro-rata share of the Company's net income.
A summary of the Company's LTIP Unit awards for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	Six Months Ended		Year Ended
	June 30, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	295,551	$14.36	183,300	$14.13
Granted	223,922	19.20	112,251	14.73
Vested	(37,417)	14.73	—	—
Non-vested at end of the period	482,056	$16.58	295,551	$14.36

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
The 2016 Time-Based LTIP Unit Awards vest ratably on each of January 28, 2017, January 28, 2018 and January 28, 2019 (provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company). Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2016 Time-Based LTIP Unit Awards. Compensation expense is based on an estimated value of $16.69 per 2016 Time-Based LTIP Unit Award.
On March 1, 2017, the Company's Operating Partnership, upon recommendation of the Compensation Committee, granted 89,574 time-based awards (the "2017 Time-Based LTIP Unit Award"). The grants were made pursuant to the award agreements that provide for time-based vesting.
The 2017 Time-based LTIP Unit Awards will vest ratably on each of March 1, 2018, March 1, 2019 and March 1, 2020 (provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company). Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2017 Time-Based LTIP Unit Awards. Compensation expense is based on an estimated value of $18.53 per 2017 Time-Based LTIP Unit Award.

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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garages leases and office lease as of June 30, 2017, for the remainder of 2017 and for each of the next four calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2017 (remaining six months)	$608	$380
2018	1,217	772
2019	1,220	792
2020	1,267	812
2021	1,273	832
2022	1,276	853
Thereafter	68,178	3,310
Total	$75,039	$7,751

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
In addition to entering into agreements with IHM to manage two of the hotels formerly managed by Concord, upon renewal in July 2016, five management agreements related to the Residence Inns were amended to be consistent with the remainder of the hotel portfolio. The updated agreements are summarized as follows:

Property	Courtyard Altoona	Springhill Suites Washington	Residence Inn Garden Grove	Residence Inn San Diego	Residence Inn San Antonio	Residence Inn Vienna	Residence Inn Washington D.C.

Original Management Fee	4.0%	4.0%	2.5%	2.5%	2.5%	2.5%	2.5%
Amended Management Fee	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Original Monthly Accounting Fee	1,211	991	1,000	1,000	1,000	1,000	1,000
Amended Monthly Accounting Fee	1,500	1,200	1,200	1,200	1,200	1,200	1,200
Original Monthly Revenue Management Fee	—	—	—	—	—	—	—
Amended Monthly Revenue Management Fee	1,000	1,000	1,000	1,000	1,000	1,000	1,000
The company five renewed management agreements in 2017. The updated agreements are summarized as follows:

Property	Homewood Suites Billerica	Homewood Suites Bloomington	Homewood Suites Maitland	Homewood Suites Dallas	Homewood Suites Brentwood	Homewood Suites Farmington

Renewal Date	4/1/2017	4/1/2017	5/1/2017	5/1/2017	6/1/2017	8/1/2017
Original Management Fee	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Amended Management Fee	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Original Monthly Accounting Fee	1,000	1,000	1,000	1,000	1,000	1,000
Amended Monthly Accounting Fee	1,200	1,200	1,200	1,200	1,200	1,200
Original Monthly Revenue Management Fee	550	550	550	550	550	550
Amended Monthly Revenue Management Fee	1,000	1,000	1,000	1,000	1,000	1,000

Management fees totaled approximately $2.6 million and $2.4 million, respectively, for the three months ended June 30, 2017 and 2016, respectively and approximately $4.8 million and $4.6 million, respectively, for the six months ended June 30, 2017 and 2016.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. The Company did not enter into any new franchise agreements during the six months ended June 30, 2017 and 2016, respectively. Franchise and marketing fees totaled approximately $6.1 million and $5.9 million, respectively, for the three months ended June 30, 2017 and 2016 and approximately $11.4 million and $11.1 million, respectively, for the six months ended June 30, 2017 and 2016.

13.    Related Party Transactions

Mr. Fisher owns 51% of IHM. As of June 30, 2017, the Company had hotel management agreements with IHM to manage 38 of its wholly owned hotels. As of June 30, 2017, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended June 30, 2017 and 2016 were $2.6 million and $2.3 million, respectively, and for the six months ended June 30, 2017 and 2016 were $4.4 million and $3.9 million, respectively. At June 30, 2017 and December 31, 2016, the amounts due to IHM were $1.1 million and $0.9 million, respectively.
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
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended June 30, 2017 and 2016 were $1.5 million and $1.3 million, respectively, and for the six months ended June 30, 2017 and 2016 were $3.0 million and $3.2 million, respectively.

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

At June 30, 2017, our leverage ratio was 38.8% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of June 30, 2017, we have total debt of $575.5 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be moderating.  GDP growth is currently modest, with growth of 1.2% in the first quarter of 2017 and 2.6% in the second quarter of 2017.  Lodging industry performance is also impacted by room supply growth, which is currently increasing.  Overall U.S. room supply increased 1.6% in 2016, but supply in the Upscale segment, in which most of our hotels operate, increased by 5.6% in 2016.  Year to date in 2017 overall U.S. room supply growth was 1.8% and supply growth in the Upscale segment was 6.0%. Smith Travel Research is projecting U.S. hotel supply growth to increase 2.0% in 2017. Continued supply growth, especially when coupled with slowing corporate demand, could negatively impact RevPAR growth. We are currently projecting a 2017 RevPAR change of -1.0% to +1.0% as compared to 2016.

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Results of operations for the three months ended June 30, 2017 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2017	June 30, 2016	% Change
Room	$72,801	$72,768	—%
Food and beverage	1,473	1,726	(14.7)%
Other	2,967	2,637	12.5%
Cost reimbursements from unconsolidated real estate entities	668	870	(23.2)%
Total revenue	$77,909	$78,001	(0.1)%
Total revenue was $77.9 million for the quarter ended June 30, 2017, down $0.1 million compared to total revenue of $78.0 million for the corresponding 2016 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.4% and 93.3%, respectively, of total revenue for the quarters ended June 30, 2017 and 2016. Room revenue was $72.8 million and $72.8 million for the quarters ended June 30, 2017 and 2016, respectively, with room revenue remaining static compared to the comparable quarter from 2016.
Food and beverage revenue was $1.5 million for the quarter ended June 30, 2017, down $0.3 million compared to $1.7 million for the corresponding 2016 period in part due to lower occupancy for the quarter.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $0.3 million three months ended June 30, 2017. Other operating revenue was $3.0 million and $2.6 million for the quarters ended June 30, 2017 and 2016, respectively. Increases were primarily due to increases in guaranteed no show bookings, restaurant lease income and an insurance settlement.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $0.7 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. Cost reimbursements decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in cost reimbursements was offset by the decline in reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2017 and 2016 increased 2.7% and 3.5%, respectively, in the 2017 and 2016 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels decreased 0.5% and increased 0.6%, respectively, in the 2017 and 2016 periods as compared to the respective prior periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of June 30, 2017 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended June 30,
	2017		2016		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (38 hotels)	Same Property(38 hotels)	Actual (38/38 hotels)
Occupancy	82.8%	82.8%	85.7%	85.7%	(3.3)%	(3.3)%
ADR	$169.06	$169.06	$164.28	$164.28	2.9%	2.9%
RevPAR	$140.06	$140.06	$140.78	$140.78	(0.5)%	(0.5)%
RevPAR decreased 0.5% primarily due to an increase in ADR of 2.9% and a decrease in occupancy of 3.3%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2017	June 30, 2016	% Change
Hotel operating expenses:
Room	$15,024	$14,574	3.1%
Food and beverage	1,212	1,245	(2.7)%
Telephone	387	430	(10.0)%
Other	710	638	11.3%
General and administrative	5,974	5,700	4.8%
Franchise and marketing fees	6,089	5,948	2.4%
Advertising and promotions	1,270	1,344	(5.5)%
Utilities	2,352	2,235	5.2%
Repairs and maintenance	3,179	3,158	0.7%
Management fees	2,588	2,384	8.6%
Insurance	295	338	(12.7)%
Total hotel operating expenses	$39,080	$37,994	2.9%

Hotel operating expenses increased $1.1 million or 2.9% to $39.1 million for the three months ended June 30, 2017 from $38.0 million for the three months ended June 30, 2016.
Room expenses, which are the most significant component of hotel operating expenses, increased $0.5 million or 3.1% from $14.6 million in 2016 to $15.0 million in the second quarter of 2017. The increase was primarily due to a workers compensation insurance credit in 2016.
The remaining hotel operating expenses increased $0.6 million, from $23.4 million in the second quarter of 2016 to $24.1 million in the second quarter of 2017. The increase was primarily due to increases in bonuses, utility costs and management fees.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.6 million from $12.3 million for the three months ended June 30, 2016 to $11.7 million for the three months ended June 30, 2017. The decrease is due to lower depreciation due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses increased $0.6 million from $5.0 million for the three months ended June 30, 2016 to $5.6 million for the three months ended June 30, 2017. The increase is primarily attributed to increased real estate taxes at our hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units in the Operating Partnership. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.0 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively) increased $0.1 million to $2.3 million for the three months ended June 30, 2017 from $2.2 million in the three months ended June 30, 2016 with the increase primarily due to professional fees and travel expenses.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased from $0.3 million for the three months ended June 30, 2016 to $15 thousand for the three months ended June 30, 2017. There has been no acquisition activity this year.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $0.7 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. Reimbursed costs decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in costs reimbursements was offset by the decline in cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $9 thousand from $15 thousand for the three months ended June 30, 2016 to $6 thousand for the three months ended June 30, 2017.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.3 million from $7.1 million for the three months ended June 30, 2016 to $6.8 million for the three months ended June 30, 2017 and is comprised of the following (dollars in thousands):

	For the three months ended
	June 30, 2017	June 30, 2016	% Change
Mortgage debt interest	$6,310	$6,302	0.1%
Credit facility interest and unused fees	582	510	14.1%
Amortization of deferred financing costs	(119)	280	(142.5)%
Total	$6,773	$7,092	(4.5)%

The decrease in interest expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily due to a change in amortization of deferred financing fees. Interest expense on the Company's senior unsecured revolving credit facility increased due to an increase in LIBOR for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Impairment Loss
Impairment loss was $6.7 million for the three months ended June 30, 2017, compared to $0.0 million for the three months ended June 30, 2016. The Company recorded an impairment at our Washington SHS, PA hotel.
Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities was $0.9 million for the three months ended June 30, 2016 and $0.9 million for the three months ended June 30, 2017.
Loss on Sale from Unconsolidated Real Estate Entities
Loss on sale from unconsolidated real estate entities decreased $8.0 thousand to $0.0 thousand for the three months ended June 30, 2017 from $8.0 thousand for the three months ended June 30, 2016 due to finalizing the sale prorations of the Torrance JV. There were no sales of unconsolidated real estate entities in 2017.
Income Tax Expense
Income tax expense for the three months ended June 30, 2017 and 2016 was $0.0 million and $0.2 million, respectively.
Net Income
Net income was $5.1 million for the three months ended June 30, 2017, compared to net income of $12.3 million for the three months ended June 30, 2016. The change in net income was due to the factors discussed above.
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

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Results of operations for the six months ended June 30, 2017 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016	% Change
Room	$137,194	$136,702	0.4%
Food and beverage	2,975	3,234	(8.0)%
Other	5,413	4,990	8.5%
Cost reimbursements from unconsolidated real estate entities	1,549	1,924	(19.5)%
Total revenue	$147,131	$146,850	0.2%
Total revenue was $147.1 million for the six months ended June 30, 2017, up $0.2 million compared to total revenue of $146.9 million for the corresponding 2016 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.2% and 93.1% of total revenue for the six months ended June 30, 2017 and 2016, respectively. Room revenue was $137.2 million and $136.7 million for the six months ended June 30, 2017 and 2016, respectively, with $0.5 million of the increase in 2017 attributable to an increase in RevPAR of 0.3%.
Food and beverage revenue was $3.0 million, for the six months ended June 30, 2017, down $0.2 million, compared to $3.2 million for the corresponding 2016 period due in part to lower occupancy for the period.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $5.4 million and $5.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase in other operating revenue related primarily to guaranteed no show bookings, restaurant lease income and an insurance settlement.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $1.5 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. Cost reimbursements decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in cost reimbursements was offset by the decline in reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2017 and 2016 increased 3.0% and 3.1%, respectively, in the 2017 and 2016 periods as compared to the respective prior year periods. RevPAR at our wholly owned hotels increased 0.3% and 1.5%, respectively, in the 2017 and 2016 periods as compared to the respective prior year periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of June 30, 2017 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the six months ended June 30,
	2017		2016		Percentage Change
	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (38 hotels)	Same Property (38 hotels)	Actual (38/38 hotels)
Occupancy	79.8%	79.8%	81.7%	81.7%	(2.3)%	(2.3)%
ADR	$166.29	$166.29	$161.89	$161.89	2.7%	2.7%
RevPAR	$132.70	$132.70	$132.26	$132.26	0.3%	0.3%
The RevPAR increase of 0.3% was due to an increase in ADR of 2.7% and an decrease in occupancy of 2.3%. As the lodging cycle matures, occupancy growth stabilizes and hotels drive most of their increases in room revenue through increases in rates.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the six months ended
	June 30, 2017	June 30, 2016	% Change
Hotel operating expenses:
Room	$28,529	$28,385	0.5%
Food and beverage	2,464	2,423	1.7%
Telephone	795	851	(6.6)%
Other	1,310	1,227	6.8%
General and administrative	11,628	11,196	3.9%
Franchise and marketing fees	11,391	11,136	2.3%
Advertising and promotions	2,602	2,696	(3.5)%
Utilities	4,722	4,617	2.3%
Repairs and maintenance	6,431	6,359	1.1%
Management fees	4,835	4,613	4.8%
Insurance	628	675	(7.0)%
Total hotel operating expenses	$75,335	$74,178	1.6%

Hotel operating expenses increased $1.1 million to $75.3 million for the six months ended June 30, 2017 from $74.2 million for the six months ended June 30, 2016.

Room expenses, which are the most significant component of hotel operating expenses, remained static from $28.4 million for the six months ended June 30, 2016 compared to $28.5 million for the six months ended June 30, 2017. The increase was primarily due to a workers compensation insurance credit in 2016.

The remaining hotel operating expenses increased $1.0 million, from $45.8 million for the six months ended June 30, 2016 to $46.8 million for the six months ended June 30, 2017. The increase in remaining hotel operating expenses is mainly attributable bonuses, franchise fees related to increased revenues, utilities costs and management fees.

Depreciation and Amortization
Depreciation and amortization expense decreased $1.1 million from $24.8 million for the six months ended June 30, 2016 to $23.7 million for the six months ended June 30, 2017. The decrease is due to lower depreciation due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes and insurance expenses increased $0.4 million from $10.0 million for the six months ended June 30, 2016 to $10.4 million for the six months ended June 30, 2017. The increase is primarily attributed to increased real estate taxes at our hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.8 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively) increased $0.2 million to $4.8 million for the six months ended June 30, 2017 from $4.6 million for the six months ended June 30, 2016, with the increase primarily due to salaries, professional fees, travel expenses and office expenses.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $0.3 million from $0.3 million for the six months ended June 30, 2016 to $15.0 thousand for the six months ended June 30, 2017. Property acquisition costs of $0.3 million in the 2016 period related to a prior acquisition for which final amounts were more than previously accrued. Acquisition-related costs are expensed when incurred.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $1.5 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. Reimbursed costs decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in costs reimbursements was offset by the decline in cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $18.0 thousand from $36.0 thousand for the six months ended June 30, 2016 to $18.0 thousand for the six months ended June 30, 2017.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.3 million from $14.1 million for the six months ended June 30, 2016 to $13.8 million for the six months ended June 30, 2017 and is comprised of the following (dollars in thousands):

	For the six months ended
	June 30, 2017	June 30, 2016	% Change
Mortgage debt interest	$12,495	$12,571	(0.6)%
Credit facility interest and unused fees	1,129	1,009	11.9%
Amortization of deferred financing costs	141	549	(74.3)%
Total	$13,765	$14,129	(2.6)%

The decrease in interest expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is primarily due to a change in amortization of deferred financing fees. Interest expense on the Company's senior unsecured revolving credit facility increased due to an increase in LIBOR in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Impairment Loss
Impairment loss was $6.7 million for the six months ended June 30, 2017, compared to $0.0 million for the six months ended June 30, 2016. The Company recorded an impairment at our Washington SHS, PA hotel during the six months ended June 30, 2017.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was zero for the six months ended June 30, 2017, compared to $4.0 thousand for the six months ended June 30, 2016, due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016.

Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities increased $0.5 million from income of $0.3 million for the six months ended June 30, 2016 to income of $0.8 million for the six months ended June 30, 2017. The increase is due primarily to a loss on the Inland JV of $0.1 million and income on the NewINK JV of $1.0 million for the six months ended June 30, 2017, compared to a loss of $0.3 million on the Inland JV, which was conducting renovations at multiple hotels, and income of $0.6 million on the NewINK JV for the six months ended June 30, 2016.

Loss on Sale from Unconsolidated Real Estate Entities
Loss on sale from unconsolidated real estate entities decreased $8.0 thousand from $8.0 thousand for the six months ended June 30, 2016 to zero for the six months ended June 30, 2017 due to the finalizing the sale prorations of Torrance JV. There were no sales of unconsolidated real estate entities in 2017.
Income Tax Expense
Income tax expense increased $0.1 million from $0.2 million for the six months ended June 30, 2016 to $0.3 million for the six months ended June 30, 2017. The TRS incurred a tax loss in 2017. There is a valuation allowance resulting in a zero tax provision.
Net Income
Net income was $9.7 million for the six months ended June 30, 2017, compared to net income of $15.6 million for the six months ended June 30, 2016. The change in net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2017 and 2016 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Funds From Operations (“FFO”):
Net income	$5,069	$12,250	$9,713	$15,572
Loss on sale from unconsolidated real estate entities	—	8	—	8
Depreciation	11,661	12,227	23,611	24,649
Impairment loss	6,663	—	6,663	—
Adjustments for unconsolidated real estate entity items	1,763	2,015	3,234	3,976
FFO attributable to common share and unit holders	25,156	26,500	43,221	44,205
Hotel property acquisition costs and other charges	15	298	15	310
Loss on early extinguishment of debt	—	—	—	4
Adjustments for unconsolidated real estate entity items	8	13	15	23
Adjusted FFO attributable to common share and unit holders	$25,179	$26,811	$43,251	$44,542
Weighted average number of common shares
Basic	38,795,416	38,556,907	38,707,640	38,544,565
Diluted	39,019,771	38,734,987	38,923,165	38,704,693
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
We calculate Adjusted EBITDA by further adjusting EBITDA for certain additional items, including hotel property acquisition costs and other charges, impairment write downs, gains or losses on the sale of real estate, losses on the early extinguishment of debt, amortization of non-cash share-based compensation and similar items related to our unconsolidated real estate entities which we believe are not indicative of the performance of our underlying hotel properties entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$5,069	$12,250	$9,713	$15,572
Interest expense	6,773	7,092	13,765	14,129
Income tax expense	—	179	317	179
Depreciation and amortization	11,714	12,281	23,718	24,756
Adjustments for unconsolidated real estate entity items	3,825	3,968	7,137	7,950
EBITDA	27,381	35,770	54,650	62,586
Hotel property acquisition costs and other charges	15	298	15	310
Impairment loss	6,663	—	6,663	—
Loss on early extinguishment of debt	—	—	—	4
Adjustments for unconsolidated real estate entity items	28	27	42	36
Loss on sale from unconsolidated real estate entities	—	8	—	8
Share based compensation	999	759	1,786	1,495
Adjusted EBITDA	$35,086	$36,862	$63,156	$64,439

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
The following is a presentation of Adjusted Hotel EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

		For the three months ended		For the six months ended
		June 30,		June 30,
		2017	2016	2017	2016

Net Income		$5,069	$12,250	$9,713	$15,572
Add:	Interest expense	6,773	7,092	13,765	14,129
	Income tax expense	—	179	317	179
	Depreciation and amortization	11,714	12,281	23,718	24,756
	Corporate general and administrative	3,287	2,972	6,555	6,084
	Hotel property acquisition costs and other charges	15	298	15	310
	Impairment loss	6,663	—	6,663	—
	Loss on early extinguishment of debt	—	—	—	4
	Loss on sale from unconsolidated real estate entities	—	8	—	8
Less:	Interest and other income	(6)	(15)	(18)	(36)
	Income from unconsolidated real estate entities	(927)	(942)	(842)	(295)
	Adjusted Hotel EBITDA	$32,588	$34,123	$59,886	$60,711

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
As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $12.8 million and $12.1 million, respectively. Additionally, we had $205.0 million available under our $250.0 million senior unsecured revolving credit facility as of June 30, 2017.
For the six months ended June 30, 2017, net cash flows provided by operations were $36.6 million, driven by net income of $9.7 million, $31.4 million of non-cash items including $23.8 million of depreciation and amortization, $6.7 million of impairment loss, $1.8 million of share-based compensation expense, offset by $0.9 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $4.5 million. Net cash flows used in investing activities were $17.1 million, primarily related to capital improvements on our 38 wholly owned hotels of $12.9 million and $5.0 million related to our Inland JV investment, offset by distributions of $0.7 million from unconsolidated real estate entities and $0.1 million related to escrow disbursements of restricted cash. Net cash flows used by financing activities were $18.8 million, comprised of $16.9 million of common equity proceeds raised through sales under our at-the-market plan ("ATM Plan") and dividend reinvestment and share purchase plan ("DRSPP"), net repayments of our senior unsecured revolving credit facility of $7.5 million, principal payments or payoffs on mortgage debt of $2.1 million, payments of deferred financing and offering costs of $0.5 million, and distributions to shareholders of $25.6 million.

For the six months ended June 30, 2016, net cash flows provided by operations were $39.6 million, driven by net income of $15.6 million, $26.5 million of non-cash items including $25.3 million of depreciation and amortization and $1.5 million of share-based compensation expense, a $4 thousand loss on early extinguishment of debt, offset by $0.3 million related to loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $2.5 million. Net cash flows used in investing activities were $10.9 million, primarily related to capital improvements on our 38 wholly owned hotels of $11.8 million and $3.2 million related to required escrow deposits of restricted cash, reduced by distributions of $4.1 million from unconsolidated real estate entities. Net cash flows used by financing activities were $34.4 million, comprised of $0.2 million raised through our DRSPP, net borrowings on our senior unsecured revolving credit facility of $0.7 million, principal payments or payoffs on mortgage debt of $7.7 million, payments of deferred financing and offering costs of $0.1 million, and distributions to shareholders of $27.5 million.
In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.66 and $0.64 per common share and LTIP unit for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

At June 30, 2017, our leverage ratio was 38.8% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At June 30, 2017, we have total debt of $575.5 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At June 30, 2017 and December 31, 2016, we had $45.0 million and $52.5 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At June 30, 2017, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $530.5 million and $532.6 million at June 30, 2017 and December 31, 2016, respectively.
Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at June 30, 2017. We expect to meet all financial covenants during the remainder of 2017 based upon our current projections.
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
Through our $25 million DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of June 30, 2017, we had issued 211,131 shares under the DRSPP at a weighted average price of $20.27. As of June 30, 2017, there was approximately $20.7 million available for issuance under the DRSPP.

In January 2014, we also established our ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the NYSE, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. Total shares issued under the ATM Plan since the inception of the plan are 1,528,745 at a weighted average price of $22.22 raising net proceeds after sales commissions and fees of approximately $34.0 million. As of June 30, 2017, there was approximately $16.0 million available for issuance under the ATM Plan.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our current monthly dividend and distribution rate is $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the six months ended June 30, 2017 was $0.66 per common share and LTIP unit.

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

For the three months ended June 30, 2017 and 2016, we invested approximately $6.9 million and $8.3 million, respectively, and for the six months ended June 30, 2017 and 2016, we invested approximately $13.8 million and $18.1 million, respectively, on capital investments in our hotels. We expect to invest an additional $13.1 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2017.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at June 30, 2017, other than non-recourse debt associated with the NewINK JV and the Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$7,751	$380	$1,564	$1,644	$4,163
Revolving credit facility, including interest (2)	52,463	1,097	4,388	46,978	—
Ground leases	75,039	608	2,437	2,540	69,454
Property loans, including interest (2)	672,453	14,692	61,690	80,484	515,587
Total	$807,706	$16,777	$70,079	$131,646	$589,204

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after June 30, 2017. Interest payments are based on the interest rate in effect as of June 30, 2017. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.

The Company’s ownership interests in the JVs are subject to change in the event that either we or CLNS calls for additional capital contributions to the respective JVs necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV and Inland JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. CLNS may also approve certain actions related to the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2017 and December 31, 2016 was $537.9 million and $516.0 million, respectively.

At June 30, 2017, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2017 that are sensitive to changes in interest rates (dollars in thousands):

	2017	2018	2019	2020	2021	2022	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$45,000	$—	—	—	—	$45,000	$45,000
Average interest rate (1)	—	—	3.51%	—	—	—	—	3.51%
Fixed rate:
Debt	$2,262	$5,374	$7,340	$9,899	$22,308	$10,350	$472,961	$530,494	$537,912
Average interest rate	4.76%	4.69%	4.68%	4.67%	5.25%	4.62%	4.62%	4.65%
(1) Weighted average interest rate based on borrowings at LIBOR of 1.23% plus a margin of 1.95% and prime rate of 4.25% plus a margin of 0.95% at June 30, 2017.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $0.5 million annually. This assumes that the amount outstanding under our floating rate debt remains $45.0 million, the balance as of June 30, 2017.

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

CHATHAM LODGING TRUST

Dated:	August 2, 2017	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)