Form 10-Q
period 2017-09-30
Chatham Lodging Trust
filed 2017-10-31
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Shares of Beneficial Interest ($0.01 par value per share)	40,371,958

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Investment in hotel properties, net	$1,263,183	$1,233,094
Cash and cash equivalents	11,282	12,118
Restricted cash	27,693	25,083
Investment in unconsolidated real estate entities	25,448	20,424
Hotel receivables (net of allowance for doubtful accounts of $249 and $155, respectively)	7,691	4,389
Deferred costs, net	4,882	4,642
Prepaid expenses and other assets	4,350	2,778
Deferred tax asset, net	—	426
Total assets	$1,344,529	$1,302,954
Liabilities and Equity:
Mortgage debt, net	$527,144	$530,323
Revolving credit facility	75,000	52,500
Accounts payable and accrued expenses	32,763	27,782
Distributions and losses in excess of investments of unconsolidated real estate entities	5,975	6,017
Distributions payable	5,217	4,742
Total liabilities	646,099	621,364
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 39,839,476 and 38,367,014 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	395	380
Additional paid-in capital	752,148	722,019
Retained earnings (distributions in excess of retained earnings)	(60,097)	(45,657)
Total shareholders’ equity	692,446	676,742
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	5,984	4,848
Total equity	698,430	681,590
Total liabilities and equity	$1,344,529	$1,302,954
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Room	$76,221	$74,736	$213,415	$211,438
Food and beverage	1,378	1,494	4,353	4,728
Other	3,052	2,699	8,465	7,689
Cost reimbursements from unconsolidated real estate entities	753	804	2,302	2,728
Total revenue	81,404	79,733	228,535	226,583
Expenses:
Hotel operating expenses:
Room	15,618	15,068	44,147	43,453
Food and beverage	1,307	1,280	3,770	3,703
Telephone	410	449	1,205	1,300
Other hotel operating	737	563	2,047	1,790
General and administrative	5,906	5,652	17,534	16,848
Franchise and marketing fees	6,366	6,157	17,758	17,293
Advertising and promotions	1,353	1,203	3,955	3,899
Utilities	2,708	2,684	7,431	7,301
Repairs and maintenance	3,467	3,084	9,898	9,443
Management fees	2,693	2,558	7,511	7,171
Insurance	297	318	925	993
Total hotel operating expenses	40,862	39,016	116,181	113,194
Depreciation and amortization	10,944	11,997	34,662	36,753
Impairment loss	—	—	6,663	—
Property taxes, ground rent and insurance	5,349	5,417	15,710	15,454
General and administrative	3,151	2,992	9,706	9,076
Hotel property acquisition costs and other charges	(15)	49	—	359
Reimbursed costs from unconsolidated real estate entities	753	804	2,302	2,728
Total operating expenses	61,044	60,275	185,224	177,564
Operating income	20,360	19,458	43,311	49,019
Interest and other income	9	7	27	43
Interest expense, including amortization of deferred fees	(7,065)	(7,082)	(20,830)	(21,211)
Loss on early extinguishment of debt	—	—	—	(4)
Income from unconsolidated real estate entities	1,189	1,051	2,031	1,346
Loss on sale from unconsolidated real estate entities	—	—	—	(8)
Income before income tax benefit (expense)	14,493	13,434	24,539	29,185
Income tax benefit (expense)	—	12	(317)	(167)
Net income	14,493	13,446	24,222	29,018
Net income attributable to noncontrolling interests	(101)	(91)	(167)	(195)
Net income attributable to common shareholders	$14,392	$13,355	$24,055	$28,823

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.36	$0.35	$0.62	$0.75
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.36	$0.35	$0.61	$0.74
Weighted average number of common shares outstanding:
Basic	39,298,974	38,307,382	38,731,900	38,293,704
Diluted	39,550,494	38,567,462	38,960,455	38,520,689
Distributions declared per common share:	$0.33	$0.33	$0.99	$0.97
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2016	38,308,937	$379	$719,773	$(27,281)	$692,871	$4,131	$697,002
Issuance of shares pursuant to Equity Incentive Plan	26,488	—	550	—	550	—	550
Issuance of shares, net of offering costs of $8	16,454	1	336	—	337	—	337
Issuance of restricted time-based shares	7,851	—	—	—	—	—	—
Amortization of share based compensation	—	—	963	—	963	916	1,879
Dividends declared on common shares ($0.97 per share)	—	—	—	(37,266)	(37,266)	—	(37,266)
Distributions declared on LTIP units ($0.97 per unit)	—	—	—	—	—	(537)	(537)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	28,823	28,823	195	29,018
Balance, September 30, 2016	38,359,730	$380	$721,633	$(35,724)	$686,289	$4,694	$690,983
Balance, January 1, 2017	38,367,014	$380	$722,019	$(45,657)	$676,742	$4,848	$681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $812	1,443,482	15	28,909	—	28,924	—	28,924
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	619	—	619	1,791	2,410
Dividends declared on common shares ($0.99 per share)	—	—	—	(38,495)	(38,495)	—	(38,495)
Distributions declared on LTIP units ($0.99 per unit)	—	—	—	—	—	(721)	(721)
Reallocation of noncontrolling interest	—	—	101	—	101	(101)	—
Net income	—	—	—	24,055	24,055	167	24,222
Balance, September 30, 2017	39,839,476	$395	$752,148	$(60,097)	$692,446	$5,984	$698,430
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$24,222	$29,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,501	36,593
Amortization of deferred franchise fees	161	160
Amortization of deferred financing fees included in interest expense	394	812
Impairment loss	6,663	—
Loss on early extinguishment of debt	—	4
Share based compensation	2,785	2,256
Income from unconsolidated real estate entities	(2,031)	(1,346)
Changes in assets and liabilities:
Hotel receivables	(3,285)	(2,816)
Deferred tax asset	426	—
Deferred costs	(878)	(94)
Prepaid expenses and other assets	(1,596)	741
Accounts payable and accrued expenses	5,246	4,532
Net cash provided by operating activities	66,608	69,860
Cash flows from investing activities:
Improvements and additions to hotel properties	(21,523)	(17,095)
Acquisition of hotel properties, net of cash acquired	(49,864)	—
Distributions from unconsolidated entities	2,001	6,611
Investment in unconsolidated real estate entities	(5,037)	—
Restricted cash	(2,611)	(5,660)
Net cash used in investing activities	(77,034)	(16,144)
Cash flows from financing activities:
Borrowings on revolving credit facility	82,000	33,450
Repayments on revolving credit facility	(59,500)	(46,030)
Payments on mortgage debt	(3,094)	(2,759)
Principal prepayment of mortgage debt	—	(5,954)
Payment of financing costs	—	(50)
Payment of offering costs	(812)	(8)
Proceeds from issuance of common shares	29,736	344
Distributions-common shares/units	(38,740)	(40,279)
Net cash provided by (used in) financing activities	9,590	(61,286)
Net change in cash and cash equivalents	(836)	(7,570)
Cash and cash equivalents, beginning of period	12,118	21,036
Cash and cash equivalents, end of period	$11,282	$13,466
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,878	$20,258
Cash paid for income taxes	$684	$485
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
As of September 30, 2017, the Company had accrued distributions payable of $5,217. These distributions were paid on October 27, 2017, except for $783 related to accrued but unpaid distributions on unvested performance based shares and LTIP units (See Note 11). As of September 30, 2016, the Company had accrued distributions payable of $4,746. These distributions were paid on October 28, 2016, except for $487 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $433 and $377 is included in accounts payable and accrued expenses as of September 30, 2017 and 2016, respectively.
Accrued capital improvements of $1,797 and $2,368 are included in accounts payable and accrued expenses as of September 30, 2017 and 2016, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. During the three months ended September 30, 2017, we issued 464,454 shares under the ATM Plan at a weighted average price of $20.91, which generated $9.6 million of gross proceeds. As of September 30, 2017, we had issued 1,993,199 shares under the ATM Plan at a weighted average price of $21.92. As of September 30, 2017, there was approximately $6.3 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan ("DRSPP"). Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. In January 2017, we filed a new $25 million registration statement for the DRSPP to replace the prior existing program. During the three months ended September 30, 2017, we issued 149,305 shares under the DRSPP at a weighted average price of $20.92, which generated $3.1 million of gross proceeds. As of September 30, 2017, we had issued 360,436 shares under the DRSPP at a weighted average price of $20.54. As of September 30, 2017, there was approximately $17.6 million available for issuance under the DRSPP.
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
As of September 30, 2017, the Company wholly owned 39 hotels with an aggregate of 5,843 rooms located in 15 states and the District of Columbia. As of September 30, 2017, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony NorthStar, Inc. ("CLNS"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of CLNS, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").

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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of September 30, 2017, Island Hospitality Management LLC (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 39 of the Company’s wholly owned hotels. As of September 30, 2017, all of the NewINK JV hotels were managed by IHM. As of September 30, 2017, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

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

3.    Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective approach. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company is finalizing its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company's hotel revenues, the pattern of revenue recognition is not expected to change significantly. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment, if any, as of the date of adoption. The new standard is effective for us beginning with the first quarter of 2018.

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. The Company is the lessee on certain air/land rights arrangements and an office lease and expects to record right of use assets and lease liabilities for these leases under the new standard. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018. This standard addresses presentation of restricted cash in the consolidated statements of cash flows only and will have no effect on our reported consolidated financial condition or results of operations.

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which will likely result in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes would also affect the accounting for disposal transactions. The changes to the definition of a business will likely result in more of the Company's property acquisitions qualifying as asset acquisitions, which will permit capitalization of acquisition costs. This standard will be effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. The Company has adopted this guidance as of 2017. The adoption did not have a material impact on our consolidated financial statements.

4.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Hilton Garden Inn Portsmouth ("Portsmouth") hotel for $43.4 million on September 20,2017. The allocation of the purchase price was (dollars in thousands):

Portsmouth
Acquisition date	9/20/2017
Number of Rooms	131
Land	$3,600
Building and improvements	37,630
Furniture, fixtures and equipment	2,120
Cash	8
Accounts receivable	32
Prepaid expenses and other assets	12
Accounts payable and accrued expenses	(27)
Net assets acquired	$43,375
Net assets acquired, net of cash	$43,367
The Company incurred acquisition costs of $0.4 million and $0.4 million, respectively, during the three and nine months ended September 30, 2017 and $0.6 million and $1.4 million, respectively, during the three and nine months ended September 30, 2016.
The amount of revenue and operating income from the hotel acquired in 2017 from its respective date of acquisition through September 30, 2017 is as follows (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2017		2016		2017		2016
	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income

Hilton Garden Inn Portsmouth	$392	$241	$—	$—	$392	$241	$—	$—
Total	$392	$241	$—	$—	$392	$241	$—	$—

5.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.2 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively.

6.    Investment in Hotel Properties

Investment in hotel properties as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land and improvements	$284,655	$274,554
Building and improvements	1,087,046	1,045,880
Furniture, fixtures and equipment	59,040	50,495
Renovations in progress	14,807	10,067
	1,445,548	1,380,996
Less: accumulated depreciation	(182,365)	(147,902)
Investment in hotel properties, net	$1,263,183	$1,233,094
During the nine months ended September 30, 2017, the Company identified indicators of impairment at its Washington SHS, PA hotel, primarily due to decreased operating performance and continued economic weakness. As such, the Company was required to perform a test of recoverability. This test compared the sum of the estimated future undiscounted cash flow attributable to the hotel over its remaining anticipated holding period and to its disposition. The Company determined that the estimated undiscounted future cash flow attributable to the hotel did not exceed its carrying value and an impairment existed. As a result, the Company recorded a $6.7 million impairment charge in the consolidated statements of operations during the nine months ended September 30, 2017. Fair value was determined based on a discounted cash flow model using third-party market data, considered Level 3 inputs. We may record additional impairment charges if operating results of this hotel are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period.
7.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 89.7% interest in the NewINK JV. As of September 30, 2017 and 2016, the Company’s share of partners’ capital in the NewINK JV was approximately $52.8 million and $11.0 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $58.7 million and $16.3 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the NewINK JV. During the three and nine months ended September 30, 2017 and 2016, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash generated from other activities and excess cash	$1,182	$1,542	$1,901	$4,111
Total	$1,182	$1,542	$1,901	$4,111

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 90.0% interest in the Inland JV. As of September 30, 2017 and 2016, the Company's share of partners' capital in the Inland JV was approximately $36.6 million and $20.9 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $11.2 million and $0.0 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. During the three and nine months ended September 30, 2017 and 2016, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash generated from other activities and excess cash	$100	$1,000	100	$2,500
Total	$100	$1,000	100	$2,500

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
The Company's investment in the NewINK JV and the Inland JV were $(6.0) million and $25.4 million, respectively, at September 30, 2017 and $(6.0) million and $20.4 million, respectively, at December 31, 2016. The following table sets forth the combined components of net income, including the Company’s share, related to the NewINK JV and Inland JV for the three months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$134,048	$132,991	$372,813	$372,251
Total hotel operating expenses	78,107	75,948	221,366	218,400
Operating income	$55,941	$57,043	$151,447	$153,851
Net income from continuing operations	$7,721	$8,794	$8,282	$8,673
Net income	$7,721	$8,794	$8,282	$8,673

Income allocable to the Company	$790	$901	$855	$896
Basis difference adjustment	399	150	1,176	450
Total income from unconsolidated real estate entities attributable to the Company	$1,189	$1,051	$2,031	$1,346

8.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage and senior unsecured revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	9/30/17 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2017	December 31, 2016
Senior Unsecured Revolving Credit Facility (1)	4.03%	November 25, 2019	$—	$75,000	$52,500
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	19,381	13,859	14,141
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,257	28,612	29,026
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	32,074	16,336	16,575
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,419	22,365	22,699
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,381	18,473	18,758
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,036	22,546	22,864
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	67,833	45,653	46,206
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	38,984	33,291	33,674
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	80,296	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	87,836	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	63,527	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	55,668	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	36,535	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	42,145	21,859	22,145
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,435	16,225	16,225
Homewood Suites by Hilton Carlsbad CA	4.32%	December 6, 2024	29,185	19,950	19,950
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,170	18,300	18,300

Total debt before unamortized debt issue costs			$723,162	$604,469	$585,063
Unamortized mortgage debt issue costs				(2,325)	(2,240)
Total debt outstanding				$602,144	$582,823

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

At September 30, 2017 and December 31, 2016, the Company had $75.0 million and $52.5 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At September 30, 2017, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2017 and December 31, 2016 was $534.1 million and $516.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2017, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2017 and December 31, 2016 was $75.0 million and $52.5 million, respectively.

As of September 30, 2017, the Company was in compliance with all of its financial covenants. At September 30, 2017, the Company’s consolidated fixed charge coverage ratio was 3.29 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of September 30, 2017, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2017 (remaining three months)	$1,239
2018	5,374
2019	82,340
2020	9,899
2021	22,308
2022	10,350
Thereafter	472,959
Total debt before unamortized debt issue costs	$604,469
Unamortized mortgage debt issue costs	(2,325)
Total debt outstanding	$602,144
9.    Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Federal	$—	$(10)	$271	$142
State	—	(2)	46	25
Tax expense (benefit)	$—	$(12)	$317	$167
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2017. As of September 30, 2017 and during the period, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance on a quarterly basis.

10.    Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended September 30, 2017 and $0.99 per share and distributions on LTIP units of $0.99 per unit for the nine months ended September 30, 2017. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2017	2/24/2017	$0.11	$0.11
February	2/28/2017	3/31/2017	0.11	0.11
March	3/31/2017	4/28/2017	0.11	0.11
1st Quarter 2017			$0.33	$0.33

April	4/28/2017	5/26/2017	$0.11	$0.11
May	5/26/2017	6/30/2017	0.11	0.11
June	6/30/2017	7/28/2017	0.11	$0.11
2nd Quarter 2017			$0.33	$0.33

July	7/31/2017	8/25/2017	$0.11	$0.11
August	8/31/2017	9/29/2017	0.11	0.11
September	9/29/2017	10/27/2017	0.11	0.11
3rd Quarter 2017			$0.33	$0.33

Total 2017			$0.99	$0.99

11.    Earnings Per Share

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$14,392	$13,355	$24,055	$28,823
Dividends paid on unvested shares and units	(64)	(48)	(171)	(141)
Undistributed earnings allocated to unvested shares and units	—	—	—	—
Net income attributable to common shareholders	$14,328	$13,307	$23,884	$28,682
Denominator:
Weighted average number of common shares - basic	39,298,974	38,307,382	38,731,900	38,293,704
Unvested shares	251,520	260,080	228,555	226,985
Weighted average number of common shares - diluted	39,550,494	38,567,462	38,960,455	38,520,689
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.36	$0.35	$0.62	$0.75
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.36	$0.35	$0.61	$0.74

12.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and outperformance based units, for which dividends on unvested performance based shares and units are not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2017 and 2016, the Company issued 23,980 and 26,488 common shares, respectively, to its independent trustees as compensation for services performed in 2016 and 2015, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days of 2016. The Company would have distributed 17,745 common shares for services performed in 2017 had this liability classified award been satisfied as of September 30, 2017. As of September 30, 2017, there were 1,871,942 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of September 30, 2017 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of September 30, 2017
2014 Time-based Awards	1/31/2014	48,213	48,213
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	26,774
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	5,966
2017 Restricted Board Awards	1/11/2017	5,000	—
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

A summary of the Company’s restricted share awards for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	110,825	$22.05	170,480	$21.38
Granted	5,000	20.20	—	—
Vested	(32,441)	25.77	(59,655)	20.14
Forfeited	(25,870)	$13.17	—	$—
Non-vested at end of the period	57,514	$23.78	110,825	$22.05
As of September 30, 2017 and December 31, 2016, there were $0.3 million and $0.9 million, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2017, these costs were expected to be recognized over a weighted–average period of approximately 0.8 years. For the three months ended September 30, 2017 and 2016, the Company recognized approximately $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized approximately $0.6 million and $1.0 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Long-Term Incentive Plan Units

The Company recorded $0.7 million and $0.3 million in compensation expense related to the LTIP units for the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized approximately $1.8 million and $0.9 million, respectively. As of September 30, 2017 and December 31, 2016, there was $5.1 million and $2.6 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.1 years, which represents the weighted average remaining vesting period of the LTIP units. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these units have vested as of September 30, 2017. As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Code, and 231,525 LTIP units awarded in 2010 and held by two other officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of September 30, 2017, 100% of these units have vested. As of June 1, 2017, the Company determined that a revaluation event occurred, as defined in the Code, and 118,791 and 128,859 LTIP units awarded in 2016 and 2017, respectively, and held by six officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of September 30, 2017, 33% and 0% of these units awarded in 2016 and 2017, respectively, have vested. Accordingly, these LTIP units awarded in 2010, 2016 and 2017 are allocated their pro-rata share of the Company's net income.

A summary of the Company's LTIP Unit awards for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	295,551	$14.36	183,300	$14.13
Granted	223,922	19.20	112,251	14.73
Vested	(37,417)	14.73	—	—
Non-vested at end of the period	482,056	$16.58	295,551	$14.36

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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garages leases and office lease as of September 30, 2017, for the remainder of 2017 and for each of the next five calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2017 (remaining three months)	$304	$192
2018	1,217	772
2019	1,220	792
2020	1,267	812
2021	1,273	832
2022	1,276	853
Thereafter	68,178	3,310
Total	$74,735	$7,563

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
In addition to entering into agreements with IHM to manage two of the hotels formerly managed by Concord, upon renewal in July 2016, five management agreements related to the Residence Inns were amended to be consistent with the remainder of the hotel portfolio. The updated agreements are summarized as follows:

Property	Courtyard Altoona	Springhill Suites Washington	Residence Inn Garden Grove	Residence Inn San Diego	Residence Inn San Antonio	Residence Inn Vienna	Residence Inn Washington D.C.

Original Management Fee	4.0%	4.0%	2.5%	2.5%	2.5%	2.5%	2.5%
Amended Management Fee	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Original Monthly Accounting Fee	1,211	991	1,000	1,000	1,000	1,000	1,000
Amended Monthly Accounting Fee	1,500	1,200	1,200	1,200	1,200	1,200	1,200
Original Monthly Revenue Management Fee	—	—	—	—	—	—	—
Amended Monthly Revenue Management Fee	1,000	1,000	1,000	1,000	1,000	1,000	1,000
The company renewed six management agreements in 2017. The updated agreements are summarized as follows:

Property	Homewood Suites Billerica	Homewood Suites Bloomington	Homewood Suites Maitland	Homewood Suites Dallas	Homewood Suites Brentwood	Homewood Suites Farmington

Renewal Date	4/1/2017	4/1/2017	5/1/2017	5/1/2017	6/1/2017	8/1/2017
Original Management Fee	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Amended Management Fee	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Original Monthly Accounting Fee	1,000	1,000	1,000	1,000	1,000	1,000
Amended Monthly Accounting Fee	1,200	1,200	1,200	1,200	1,200	1,200
Original Monthly Revenue Management Fee	550	550	550	550	550	550
Amended Monthly Revenue Management Fee	1,000	1,000	1,000	1,000	1,000	1,000

Terms of the Company's management agreements entered into during the three and nine months ended September 30, 2017 are as follows:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Hilton Garden Inn Portsmouth	IHM	3%	$1,500	$1,000	1%
Management fees totaled approximately $2.7 million and $2.6 million, respectively, for the three months ended September 30, 2017 and 2016, respectively and approximately $7.5 million and $7.2 million, respectively, for the nine months ended September 30, 2017 and 2016.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements entered into during the three and nine months ended September 30, 2017 are as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing Program Fee	Expiration
Hilton Garden Inn Portsmouth	Hilton Franchise Holding LLC	5.5%	4%	2037
Franchise and marketing fees totaled approximately $6.4 million and $6.2 million, respectively, for the three months ended September 30, 2017 and 2016 and approximately $17.8 million and $17.3 million, respectively, for the nine months ended September 30, 2017 and 2016.

14.    Related Party Transactions

Mr. Fisher owns 51% of IHM. As of September 30, 2017, the Company had hotel management agreements with IHM to manage 39 of its wholly owned hotels. As of September 30, 2017, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended September 30, 2017 and 2016 were $2.7 million and $2.5 million, respectively, and for the nine months ended September 30, 2017 and 2016 were $7.5 million and $7.0 million, respectively. At September 30, 2017 and December 31, 2016, the amounts due to IHM were $1.3 million and $0.9 million, respectively.
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
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended September 30, 2017 and 2016 were $1.4 million and $1.5 million, respectively, and for the nine months ended September 30, 2017 and 2016 were $4.5 million and $4.6 million, respectively.

15.    Subsequent Events

Subsequent to September 30, 2017, the Company sold additional shares from its ATM and DRSPP plans. The Company issued 154,496 shares under the ATM Plan at a weighted average price of $21.27, which generated $3.3 million of gross proceeds. We issued 377,192 shares under the DRSPP at a weighted average price of $21.41, which generated $8.1 million of gross proceeds. Proceeds from the shares sold were used to pay down borrowings under the Company's senior unsecured revolving credit facility, including debt incurred in connection with the acquisition of the Portsmouth hotel.

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

At September 30, 2017, our leverage ratio was 39.5% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of September 30, 2017, we have total debt of $604.5 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be moderating.  GDP growth is currently modest, with growth of 2.2% forecasted for 2017.  Lodging industry performance is also impacted by room supply growth, which is currently increasing.  Overall U.S. room supply increased 1.6% in 2016, but supply in the Upscale segment, in which most of our hotels operate, increased by 5.6% in 2016.  Year to date in 2017 overall U.S. room supply growth was 1.8% and supply growth in the Upscale segment was 6.0%. Smith Travel Research is projecting U.S. hotel supply growth to increase 2.0% in 2017. Continued supply growth, especially when coupled with slowing corporate demand, could negatively impact RevPAR growth. We are currently projecting a 2017 RevPAR change of 0.9% to +1.0% as compared to 2016.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Results of operations for the three months ended September 30, 2017 include the operating activities of our 39 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 38 hotels at July 1, 2016. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Portsmouth, NH on September 20, 2017 during the third quarter of 2017.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2017	September 30, 2016	% Change
Room	$76,221	$74,736	2.0%
Food and beverage	1,378	1,494	(7.8)%
Other	3,052	2,699	13.1%
Cost reimbursements from unconsolidated real estate entities	753	804	(6.3)%
Total revenue	$81,404	$79,733	2.1%
Total revenue was $81.4 million for the quarter ended September 30, 2017, up $1.7 million compared to total revenue of $79.7 million for the corresponding 2016 period. Total revenue related to the one hotel acquired during the third quarter of 2017 contributed $0.4 million of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.6% and 93.7%, respectively, of total revenue for the quarters ended September 30, 2017 and 2016. Room revenue was $76.2 million and $74.7 million for the quarters ended September 30, 2017 and 2016, respectively, with $0.3 million of the increase in 2017 attributable to the one hotel acquired during the third quarter of 2017. At the 38 comparable hotels owned by the Company throughout the 2016 and 2017 periods, room revenue was up $1.1 million or 1.5%, driven primarily by RevPar growth of 1.0%.
Food and beverage revenue was $1.4 million for the quarter ended September 30, 2017, down $0.1 million compared to $1.5 million for the corresponding 2016 period.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $0.4 million three months ended September 30, 2017. Other operating revenue was $3.1 million and $2.7 million for the quarters ended September 30, 2017 and 2016, respectively. Increases were primarily due to increases in parking, restaurant lease income and miscellaneous room income.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $0.8 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The costs reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, industry RevPAR for the three months ended September 30, 2017 and 2016 increased 1.9% and 3.3%, respectively, in the 2017 and 2016 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 1.0% and decreased 2.1%, respectively, in the 2017 and 2016 periods as compared to the respective prior periods primarily due to increased RevPAR index at our hotels and the increased demand in the Houston market in the third quarter of 2017.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 39 hotels wholly owned by the Company as of September 30, 2017 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2017		2016		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (38 hotels)	Same Property (39 hotels)	Actual (39/38 hotels)
Occupancy	84.6%	84.6%	84.2%	84%	0.5%	0.7%
ADR	$172.77	$172.77	$171.92	$170.25	0.5%	1.5%
RevPAR	$146.23	$146.23	$144.79	$143.02	1.0%	2.2%
RevPAR increased 1.0% primarily due to an increase in ADR of 0.5% and a increase in occupancy of 0.5%.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2017	September 30, 2016	% Change
Hotel operating expenses:
Room	$15,618	$15,068	3.7%
Food and beverage	1,307	1,280	2.1%
Telephone	410	449	(8.7)%
Other	737	563	30.9%
General and administrative	5,906	5,652	4.5%
Franchise and marketing fees	6,366	6,157	3.4%
Advertising and promotions	1,353	1,203	12.5%
Utilities	2,708	2,684	0.9%
Repairs and maintenance	3,467	3,084	12.4%
Management fees	2,693	2,558	5.3%
Insurance	297	318	(6.6)%
Total hotel operating expenses	$40,862	$39,016	4.7%

Hotel operating expenses increased $1.9 million or 4.7% to $40.9 million for the three months ended September 30, 2017 from $39.0 million for the three months ended September 30, 2016.
Room expenses, which are the most significant component of hotel operating expenses, increased $0.5 million or 3.7% from $15.1 million in 2016 to $15.6 million in the third quarter of 2017. The increase was primarily due to commissions and guest reward programs.
The remaining hotel operating expenses increased $1.3 million, from $23.9 million in the third quarter of 2016 to $25.2 million in the third quarter of 2017. The increase was primarily due to increases in utility costs, repairs and management fees.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.1 million from $12.0 million for the three months ended September 30, 2016 to $10.9 million for the three months ended September 30, 2017. The decrease is due to lower depreciation due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses decreased $0.1 million from $5.4 million for the three months ended September 30, 2016 to $5.3 million for the three months ended September 30, 2017. The decrease is primarily attributed to decreased real estate taxes at our hotels during the quarter related to successful real estate tax appeals at some of our properties.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units in the Operating Partnership. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.0 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively) remained static from $2.2 million for the three months ended September 30, 2017 to $2.2 million in the three months ended September 30, 2016.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased from $49 thousand for the three months ended September 30, 2016 to $(15) thousand for the three months ended September 30, 2017. Acquisition costs are capitalized starting in 2017 compared to expensing them in previous years due to the adoption of Financial Accounting Standards Board ("FASB") ASU 2017-01.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $0.8 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income increased $2 thousand from $7 thousand for the three months ended September 30, 2016 to $9 thousand for the three months ended September 30, 2017.
Interest Expense, Including Amortization of Deferred Fees
Interest expense remained static from $7.1 million for the three months ended September 30, 2016 to $7.1 million for the three months ended September 30, 2017 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2017	September 30, 2016	% Change
Mortgage debt interest	$6,231	$6,345	(1.8)%
Credit facility interest and unused fees	579	469	23.5%
Amortization of deferred financing costs	255	268	(4.9)%
Total	$7,065	$7,082	(0.2)%

The decrease in interest expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is primarily due to lower principal balances on our mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility increased due to an increase in LIBOR for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities was $1.1 million for the three months ended September 30, 2016 and $1.2 million for the three months ended September 30, 2017. The primary source of the difference is due to activity at the JVs.

Income Tax Expense

Income tax expense for the three months ended September 30, 2017 and 2016 was $0.0 million and $0.0 million, respectively.

Net Income

Net income was $14.5 million for the three months ended September 30, 2017, compared to net income of $13.4 million for the three months ended September 30, 2016. The change in net income was due to the factors discussed above.

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

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Results of operations for the nine months ended September 30, 2017 include the operating activities of our 39 wholly owned hotels and our investments in the NewINK JV and Inland JV. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Portsmouth, NH on September 20, 2017 during the third quarter of 2017.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016	% Change
Room	$213,415	$211,438	0.9%
Food and beverage	4,353	4,728	(7.9)%
Other	8,465	7,689	10.1%
Cost reimbursements from unconsolidated real estate entities	2,302	2,728	(15.6)%
Total revenue	$228,535	$226,583	0.9%
Total revenue was $228.5 million for the nine months ended September 30, 2017, up $1.9 million compared to total revenue of $226.6 million for the corresponding 2016 period. Total revenue related to the one hotel acquired during the third quarter of 2017 contributed $0.4 million of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.4% and 93.3% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. Room revenue was $213.4 million and $211.4 million for the nine months ended September 30, 2017 and 2016, respectively, with $0.3 million of the increase in 2017 attributable to the one hotel acquired during the third quarter of 2017. For the 38 comparable hotels owned by us throughout the 2016 and 2017 periods, room revenue was up $1.6 million or 1.5%, driven primarily by RevPar growth of 0.6%.
Food and beverage revenue was $4.4 million, for the nine months ended September 30, 2017, down $0.3 million, compared to $4.7 million for the corresponding 2016 period.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $8.5 million and $7.7 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in other operating revenue related primarily to guaranteed no show bookings, restaurant lease income, meeting rooms, miscellaneous room revenue and parking.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $2.3 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. Cost reimbursements decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in cost reimbursements was offset by the decline in reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2017 and 2016 increased 2.6% and 3.2%, respectively, in the 2017 and 2016 periods as compared to the respective prior year periods. RevPAR at our wholly owned hotels increased 0.8% and 0.2%, respectively, in the 2017 and 2016 periods as compared to the respective prior year periods.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 39 hotels wholly owned by the Company as of September 30, 2017 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2017		2016		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (38 hotels)	Same Property (39 hotels)	Actual (39/38 hotels)
Occupancy	79.5%	79.5%	80.6%	82.5%	(1.4)%	(3.6)%
ADR	$172.77	$172.77	$169.14	$164.75	2.1%	4.9%
RevPAR	$137.40	$137.40	$136.34	$135.87	0.8%	1.1%
The RevPAR increase of 0.8% was due to an increase in ADR of 2.1% and an decrease in occupancy of 1.4%.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2017	September 30, 2016	% Change
Hotel operating expenses:
Room	$44,147	$43,453	1.6%
Food and beverage	3,770	3,703	1.8%
Telephone	1,205	1,300	(7.3)%
Other	2,047	1,790	14.4%
General and administrative	17,534	16,848	4.1%
Franchise and marketing fees	17,758	17,293	2.7%
Advertising and promotions	3,955	3,899	1.4%
Utilities	7,431	7,301	1.8%
Repairs and maintenance	9,898	9,443	4.8%
Management fees	7,511	7,171	4.7%
Insurance	925	993	(6.8)%
Total hotel operating expenses	$116,181	$113,194	2.6%

Hotel operating expenses increased $3.0 million to $116.2 million for the nine months ended September 30, 2017 from $113.2 million for the nine months ended September 30, 2016.

Room expenses, which are the most significant component of hotel operating expenses, increased $0.6 million from $43.5 million for the nine months ended September 30, 2016 compared to $44.1 million for the nine months ended September 30, 2017. The increase was primarily due to increased housekeeping salaries and commissions.

The remaining hotel operating expenses increased $2.3 million, from $69.7 million for the nine months ended September 30, 2016 to $72.0 million for the nine months ended September 30, 2017. The increase in remaining hotel operating expenses is mainly attributable to franchise fees related to increased revenues, utilities costs, repair costs and management fees.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.1 million from $36.8 million for the nine months ended September 30, 2016 to $34.7 million for the nine months ended September 30, 2017. The decrease is due to lower depreciation due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance
Total property taxes and insurance expenses increased $0.2 million from $15.5 million for the nine months ended September 30, 2016 to $15.7 million for the nine months ended September 30, 2017. The increase is primarily attributed to increased real estate taxes at our hotels.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.8 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively) increased $0.1 million to $6.9 million for the nine months ended September 30, 2017 from $6.8 million for the nine months ended September 30, 2016, with the increase primarily due to salaries, professional fees and travel expenses.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges decreased $0.4 million from $0.4 million for the nine months ended September 30, 2016 to $0.0 for the nine months ended September 30, 2017. Acquisition costs are capitalized starting in 2017 compared to expensing them in previous years due to the adoption of Financial Accounting Standards Board ("FASB") ASU 2017-01.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $2.3 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. Reimbursed costs decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in costs reimbursements was offset by the decline in cost reimbursements from unconsolidated real estate entities included in revenues.
Interest and Other Income
Interest on cash and cash equivalents and other income decreased $16.0 thousand from $43.0 thousand for the nine months ended September 30, 2016 to $27.0 thousand for the nine months ended September 30, 2017.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.4 million from $21.2 million for the nine months ended September 30, 2016 to $20.8 million for the nine months ended September 30, 2017 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2017	September 30, 2016	% Change
Mortgage debt interest	$18,723	$18,921	(1.0)%
Credit facility interest and unused fees	1,711	1,478	15.8%
Amortization of deferred financing costs	396	812	(51.2)%
Total	$20,830	$21,211	(1.8)%

The decrease in interest expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is primarily due to lower principal balances on our mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility increased due to an increase in LIBOR in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Impairment Loss
Impairment loss was $6.7 million for the nine months ended September 30, 2017, compared to $0.0 for the nine months ended September 30, 2016. The Company recorded an impairment at our Washington SHS, PA hotel during the nine months ended September 30, 2017.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was zero for the nine months ended September 30, 2017, compared to $4.0 thousand for the nine months ended September 30, 2016, due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016.

Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities increased $0.7 million from income of $1.3 million for the nine months ended September 30, 2016 to income of $2.0 million for the nine months ended September 30, 2017. The increase is due primarily to a loss on the Inland JV of $1.3 million and income on the NewINK JV of $9.6 million for the nine months ended September 30, 2017, compared to a loss of $1.7 million on the Inland JV, which was conducting renovations at multiple hotels, and income of $10.4 million on the NewINK JV for the nine months ended September 30, 2016 and a difference in the basis adjustments related to the purchase price allocation from $0.4 million in 2016 to $1.2 million in 2017.

Loss on Sale from Unconsolidated Real Estate Entities
Loss on sale from unconsolidated real estate entities decreased $8.0 thousand from $8.0 thousand for the nine months ended September 30, 2016 to zero for the nine months ended September 30, 2017 due to the finalizing the sale prorations of Torrance JV. There were no sales of unconsolidated real estate entities in 2017.
Income Tax Expense
Income tax expense increased $0.1 million from $0.2 million for the nine months ended September 30, 2016 to $0.3 million for the nine months ended September 30, 2017.
Net Income
Net income was $24.2 million for the nine months ended September 30, 2017, compared to net income of $29.0 million for the nine months ended September 30, 2016. The change in net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Funds From Operations (“FFO”):
Net income	$14,493	$13,446	$24,222	$29,018
Loss on sale from unconsolidated real estate entities	—	—	—	8
Depreciation	10,890	11,944	34,501	36,593
Impairment loss	—	—	6,663	—
Adjustments for unconsolidated real estate entity items	1,668	2,052	4,902	6,028
FFO attributable to common share and unit holders	27,051	27,442	70,288	71,647
Hotel property acquisition costs and other charges	(15)	49	—	359
Loss on early extinguishment of debt	—	—	—	4
Adjustments for unconsolidated real estate entity items	—	2	15	26
Adjusted FFO attributable to common share and unit holders	$27,036	$27,493	$70,303	$72,036
Weighted average number of common shares and units
Basic	39,594,166	38,565,157	39,006,396	38,551,479
Diluted	39,845,686	38,825,237	39,234,951	38,778,464
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$14,493	$13,446	$24,222	$29,018
Interest expense	7,065	7,082	20,830	21,211
Income tax (benefit) expense	—	(12)	317	167
Depreciation and amortization	10,944	11,997	34,662	36,753
Adjustments for unconsolidated real estate entity items	3,708	3,934	10,844	11,884
EBITDA	36,210	36,447	90,875	99,033
Hotel property acquisition costs and other charges	(15)	49	—	359
Impairment loss	—	—	6,663	—
Loss on early extinguishment of debt	—	—	—	4
Adjustments for unconsolidated real estate entity items	13	4	55	40
Loss on sale from unconsolidated real estate entities	—	—	—	8
Share based compensation	999	759	2,785	2,256
Adjusted EBITDA	$37,207	$37,259	$100,378	$101,700

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
The following is a presentation of Adjusted Hotel EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2017	2016	2017	2016

Net Income		$14,493	$13,446	$24,222	$29,018
Add:	Interest expense	7,065	7,082	20,830	21,211
	Income tax expense	—	—	317	167
	Depreciation and amortization	10,944	11,997	34,662	36,753
	Corporate general and administrative	3,151	2,992	9,706	9,076
	Hotel property acquisition costs and other charges	—	49	—	359
	Impairment loss	—	—	6,663	—
	Loss on early extinguishment of debt	—	—	—	4
	Loss on sale from unconsolidated real estate entities	—	—	—	8
Less:	Interest and other income	(9)	(7)	(27)	(43)
	Hotel property acquisition costs and other charges	(15)	—	—	—
	Income tax benefit	—	(12)	—	—
	Income from unconsolidated real estate entities	(1,189)	(1,051)	(2,031)	(1,346)
	Adjusted Hotel EBITDA	$34,440	$34,496	$94,342	$95,207

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
As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $11.3 million and $12.1 million, respectively. Additionally, we had $175.0 million available under our $250.0 million senior unsecured revolving credit facility as of September 30, 2017.
For the nine months ended September 30, 2017, net cash flows provided by operations were $66.6 million, driven by net income of $24.2 million, $42.5 million of non-cash items including $35.0 million of depreciation and amortization, $6.7 million of impairment loss, $2.8 million of share-based compensation expense, offset by $2.0 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.1 million. Net cash flows used in investing activities were $77.0 million, primarily related the purchase of the Hilton Garden Inn Portsmouth for $43.4 million and the purchase of a parcel of land in Los Angeles for $6.5 million, capital improvements on our 39 wholly owned hotels of $21.5 million and $5.0 million related to our Inland JV investment and $2.6 million related to required escrow deposits of restricted cash offset by distributions of $2.0 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $9.6 million, comprised of $29.7 million of common equity proceeds raised through sales under our at-the-market plan ("ATM Plan") and dividend reinvestment and share purchase plan ("DRSPP"), net borrowings of our senior unsecured revolving credit facility of $22.5 million, principal payments or payoffs on mortgage debt of $3.1 million, payments of deferred financing and offering costs of $0.8 million, and distributions to shareholders of $38.7 million.

For the nine months ended September 30, 2016, net cash flows provided by operations were $69.9 million, driven by net income of $29.0 million, $38.5 million of non-cash items including $37.6 million of depreciation and amortization and $2.3 million of share-based compensation expense, a $4 thousand loss on early extinguishment of debt, offset by $1.4 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $2.4 million. Net cash flows used in investing activities were $16.1 million, primarily related to capital improvements on our 38 wholly owned hotels of $17.1 million and $5.6 million related to required escrow deposits of restricted cash, reduced by distributions of $6.6 million from unconsolidated real estate entities. Net cash flows used by financing activities were $61.3 million, comprised of $0.3 million raised through our DRSPP, net repayments on our senior unsecured revolving credit facility of $12.5 million, principal payments or payoffs on mortgage debt of $8.7 million, payments of deferred financing and offering costs of $0.1 million, and distributions to shareholders of $40.3 million.
In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.99 and $0.97 per common share and LTIP unit for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

At September 30, 2017, our leverage ratio was 39.5% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At September 30, 2017, we have total debt of $604.5 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At September 30, 2017 and December 31, 2016, we had $75.0 million and $52.5 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At September 30, 2017, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $529.5 million and $532.6 million at September 30, 2017 and December 31, 2016, respectively.
Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2017. We expect to meet all financial covenants during the remainder of 2017 based upon our current projections.
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
Through our $25 million DRSPP, which was established in January 2014, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on our common shares. Shareholders may also make optional cash purchases of our common shares subject to certain limitations detailed in the prospectus for the DRSPP. As of September 30, 2017, we had issued 360,436 shares under the DRSPP at a weighted average price of $20.54. As of September 30, 2017, there was approximately $17.6 million available for issuance under the DRSPP.

In January 2014, we also established our ATM Plan whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the NYSE, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act with Cantor Fitzgerald & Co. acting as sales agent pursuant to a Sales Agreement (the “Cantor Sales Agreement”). On January 13, 2015, the Company entered into a Sales Agreement (the “Barclays Sales Agreement”) with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s ATM Plan. Total shares issued under the ATM Plan since the inception of the plan are 1,993,199 at a weighted average price of $21.92 raising gross proceeds of approximately $43.7 million. As of September 30, 2017, there was approximately $6.3 million available for issuance under the ATM Plan.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our current monthly dividend and distribution rate is $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the nine months ended September 30, 2017 was $0.99 per common share and LTIP unit.

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

For the three months ended September 30, 2017 and 2016, we invested approximately $8.5 million and $4.7 million, respectively, and for the nine months ended September 30, 2017 and 2016, we invested approximately $23.5 million and $22.8 million, respectively, on capital investments in our hotels. We expect to invest an additional $3.5 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2017.

The Company is continuing with plans to expand two Residence Inns located in Sunnyvale, CA. The expansions are expected to include a new lobby and public spaces in each location. We are not certain when the expansions of the two Sunnyvale Residence Inns will commence. It is possible that one or both of these projects will commence in 2018, but the timing is uncertain due to potential delays related to finalizing plans, obtaining approvals from local authorities and ensuring costs to complete the expansions justify the investment. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $75 million to $80 million, but these costs are subject to change.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands). We had no material off-balance sheet arrangements at September 30, 2017, other than non-recourse debt associated with the NewINK JV and the Inland JV as discussed below.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$7,563	$192	$1,564	$1,644	$4,163
Revolving credit facility, including interest (2)	87,066	1,774	7,094	78,198	—
Ground leases	74,735	304	2,437	2,540	69,454
Property loans, including interest (2)	665,129	7,368	61,690	80,484	515,587
Total	$834,493	$9,638	$72,785	$162,866	$589,204

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after September 30, 2017. Interest payments are based on the interest rate in effect as of September 30, 2017. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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
In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2017 and December 31, 2016 was $534.1 million and $516.0 million, respectively.

At September 30, 2017, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2017 that are sensitive to changes in interest rates (dollars in thousands):

	2017	2018	2019	2020	2021	2022	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$75,000	$—	—	—	—	$75,000	$75,000
Average interest rate (1)	—	—	4.03%	—	—	—	—	4.03%
Fixed rate:
Debt	$1,239	$5,374	$7,340	$9,899	$22,308	$10,350	$472,959	$529,469	$534,104
Average interest rate	4.75%	4.69%	4.68%	4.67%	5.25%	4.62%	4.62%	4.65%
(1) Weighted average interest rate based on borrowings at LIBOR of 1.24% plus a margin of 1.95% and prime rate of 4.25% plus a margin of 0.95% at September 30, 2017.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $0.8 million annually. This assumes that the amount outstanding under our floating rate debt remains $75.0 million, the balance as of September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	October 31, 2017	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)