Form 10-K
period 2017-12-31
Chatham Lodging Trust
filed 2018-02-27
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
The aggregate market value of the 38,204,087 common shares of beneficial interest held by non-affiliates of the registrant was $767,520,108 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2017.
The number of common shares of beneficial interest outstanding as of February 27, 2018 was 45,867,610.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before May 17, 2018) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time the forward-looking statements are made. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, prospects, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks when you make an investment decision concerning our common shares. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

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
From its inception through December 31, 2017, the Company has completed the following offerings of its common shares of beneficial interest, $0.01 par value per share ("common shares"):

Type of Offering (1)	Date	Shares Issued	Price per Share	Gross Proceeds (in thousands)	Net Proceeds (in thousands)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500	$158,700
Private placement offering (2)	4/21/2010	500,000	20.00	10,000	10,000
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000	60,300
Over-allotment option	2/8/2011	600,000	16.00	9,600	9,100
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400	48,400
Over-allotment option	1/31/2013	92,677	14.70	1,400	1,300
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600	70,000
Over-allotment option	6/28/2013	475,823	16.35	7,800	7,400
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600	56,700
Over-allotment option	10/11/2013	487,500	18.35	8,900	8,500
Follow-on common share offering	9/24/2014	6,000,000	21.85	131,100	125,600
Over-allotment option	9/24/2014	900,000	21.85	19,700	18,900
Follow-on common share offering	1/27/2015	3,500,000	30.00	105,000	103,300
Over-allotment option	1/27/2015	525,000	30.00	15,750	15,500
Follow-on common share offering	11/9/2017	5,000,000	21.90	109,500	108,700
		41,956,000		$839,850	$802,400
(1) Excludes any shares issued pursuant to the Company's ATM Plans or DRSPPs (each as defined below).

(2) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer ("Mr. Fisher") in a private placement concurrent with the closing of its IPO.

In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. As of December 31, 2017 and December 31, 2016, respectively, we had issued 741,730 and 29,333 shares under the DRSPPs at a weighted average price of $21.00 and $21.22 per share, respectively. As of December 31, 2017, there were common shares having a maximum aggregate sales price of approximately $50 million available for issuance under the New DRSPP.
In January 2014, the Company established an At the Market Equity Offering (" Prior ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. As of December 31, 2017 and December 31, 2016, respectively, we had issued 2,147,695 and 880,820 shares under the ATM Plans at a weighted average price of $21.87 and $23.54 per share, respectively, in addition to the offerings discussed above. As of December 31, 2017, there were common shares having a maximum aggregate sales price of approximately $100.0 million available for issuance under the ATM Plan.
As of December 31, 2017, the Company owned 40 hotels with an aggregate of 6,018 rooms located in 15 states and the District of Columbia. As of December 31, 2017, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony NorthStar, Inc. ("CLNS"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNS, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JVs", which refers collectively to, for the period prior to December 31, 2015, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2017, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher, managed 40 of the Company’s wholly owned hotels. As of December 31, 2017, all of the NewINK JV hotels were managed by IHM. As of December 31, 2017, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

As of December 31, 2017, our wholly owned hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (fifteen hotels) and Homewood Suites by Hilton® brand (nine hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (five hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (two hotels), the Hyatt Place® brand (two hotels) and all suite hotels that operate under the upper scale extended stay Embassy Suites brand® (one hotel).

We primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton® and Residence Inn by Marriott®. We also invest in upscale or upper upscale all suite hotels such as SpringHill Suites by Marriott® or Embassy Suites.® Extended-stay and all-suite hotels typically have the following characteristics:

•	principal customer base includes business travelers, whether short-term transient travelers or those on extended assignments and corporate relocations;

•
services and amenities include complimentary breakfast and evening hospitality hour, high-speed internet access, in-room movie channels, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and

•
physical facilities include large suites, quality construction, full separate kitchens in each guest suite or suites that include a wet bar, refrigerator and microwave, quality room furnishings, pool, and exercise facilities.

Additionally, we invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn®, Hampton Inn and Suites by Hilton®, Hyatt Place® and Hilton Garden Inn by Hilton®. The service and amenity offerings of these hotels typically include complimentary breakfast or a smaller for pay breakfast or evening dining option, high-speed internet access, local calls, in-room movie channels, and daily linen and room cleaning service.

The following sets forth certain information with respect to our 40 wholly-owned hotels at December 31, 2017:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	IHM	8/24/2010	2001	105	$11.3 million	$107,619	—
Springhill Suites Washington	Washington, Pennsylvania	IHM	8/24/2010	2000	86	$12.0 million	$139,535	—
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	135	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$13.8 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$33.2 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$28.5 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$16.3 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$22.3 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$18.4 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$22.4 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$45.5 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	144	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	199	$32.0 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	180	$33.0 million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0 million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0 million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5 million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	134	$45.1 million	$336,194	$21.8 million
Hilton Garden Inn Portsmouth	Portsmouth, NH	IHM	9/20/2017	2006	131	$43.5 million	$332,061	—
Summerville Courtyard	Summerville, SC	IHM	11/15/2017	2014	96	$20.2 million	$210,417	—
Embassy Suites Springfield	Springfield, VA	IHM	12/6/2017	2013	219	$68.0 million	$310,500	—

Total					6.018	$1,414.1 million	$234,978	$508.5 million

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

•
Flexible selection of hotel management companies:  We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 51% owned by Mr. Fisher that as of December 31, 2017, managed all 40 of our wholly owned hotels, all of the hotels owned by the NewINK JV and 34 hotels owned by the Inland JV. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. Our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. At December 31, 2017, our leverage ratio was approximately 34 percent, which decreased from 40 percent at December 31, 2016. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

As of December 31, 2017, terms of our management agreements for our 40 wholly owned hotels were as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	IHM	3.0%	$1,500	$1,000	1.0%
Springhill Suites Washington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	876	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	876	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mission Valley	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	1,500	1,000	1.0%
Courtyard Summerville	IHM	3.0%	1,500	1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $9.9 million, $9.4 million and $8.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Incentive management fees, which are included in management fees, for the years ended December 31, 2017, 2016 and 2015 were $0.2 million, $0.3 million and $0.3 million, respectively.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements for its 40 wholly owned hotels as of December 31, 2017 were as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc.	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	5.0%	4.0%	2020
Courtyard Altoona	Marriott International, Inc.	5.5%	2.0%	2030
Springhill Suites Washington	Marriott International, Inc.	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Residence Inn Mission Valley	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2028
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
Springhill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	3% to 5%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Courtyard West University Houston	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn West University Houston	Marriott International, Inc.	6.0%	2.5%	2024
Hilton Garden Inn Burlington	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	3% to 5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6.0%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	3% to 6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	Hilton Garden Inns Franchise LLC	5.5%	4.0%	2037
Courtyard Summerville	Marriott International, Inc.	6.0%	2.5%	2037
Embassy Suites Springfield	Hilton Franchise Holding LLC	5.5%	4.0%	2037

Franchise and marketing/program fees totaled approximately $23.2 million, $22.4 million and $21.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
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
The Residence Inn New Rochelle hotel is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2017 under these leases amounted to approximately $26,000 per quarter.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2017 for each of the next five calendar years and thereafter (dollars in thousands):

	Other Leases(1)	Office Lease
	Amount
2018	$1,217	$772
2019	1,220	792
2020	1,267	812
2021	1,273	832
2022	1,276	853
Thereafter	68,178	3,310
Total	$74,431	$7,371

(1) Other leases includes ground, garage and air rights leases at our hotels.

Employees

As of February 27, 2018, we had 45 employees, 35 of which are shared with or allocated to the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

 Additional Material U.S. Federal Income Tax Considerations

The following is a summary of certain additional material federal income tax considerations with respect to the ownership of our shares of beneficial interest. This summary supplements and should be read together with “Material U.S. Federal Income Tax Considerations” in the prospectus dated January 4, 2017 and filed as part of our registration statement on Form S-3ASR (No. 333-215418).

Recent Legislation

The recently passed Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to the TCJA, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. shareholders is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. To the extent that our TRS or any other TRS we form has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such TRS. The reduced corporate tax rate will apply to our TRS and any other TRS we form.

We urge you to consult your tax advisors regarding the impact of the TCJA on the purchase, ownership and sale of our shares of beneficial interest.
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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2017, managed 40 of our hotels, all of the 47 hotels owned by the NewINK JV, and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

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

As of December 31, 2017, IHM managed all 40 of our wholly owned hotels, as well as all of the 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV. As a result, a substantial portion of our revenues is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. Our debt coverage ratios currently are favorable and, as a result, we are comfortable at this leverage ratio and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring additional debt could subject us to many risks, including the risks that:

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

We are co-investors with CLNS in each of the NewINK JV and Inland JV, which own 47 and 48 hotels, respectively, and we may invest in additional joint ventures in the future. We may not be in a position to exercise decision-making authority regarding the properties owned through the JVs or other joint ventures that we may invest in. Our joint venture partners may be able to make certain important decisions about our joint venture and the joint venture properties without our approval or consent. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners.

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
The Company’s ownership interests in the JVs are subject to change in the event that we or CLNS call for additional capital contributions to a JV that is necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. CLNS may also approve certain actions by the JVs in which it participates without our consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and the removal of us as managing member in the event we fail to fulfill our material obligations under the joint venture agreement.

Our Operating Partnership acts as guarantor under certain debt obligations of the JVs.
In connection with (i) the non-recourse mortgage loan secured by the NewINK JV properties and the related non-recourse mezzanine loan secured by the membership interests in the owners of the NewINK JV properties  and (ii)  the non-recourse mortgage loan secured by the Inland JV properties, the Operating Partnership provided the applicable lenders with customary environmental indemnities, as well as  guarantees of certain customary non-recourse carveout provisions such as fraud, material and intentional misrepresentations and misapplication of funds.  In some circumstances, such as the bankruptcy of the applicable borrowers, the  guarantees are for the full amount of the outstanding debt, but in most circumstances,  the guarantees are capped at 15% of the debt outstanding at the time in question (in the case of the NewINK JV loans) or 20% of the debt outstanding at the time in question (in the case of the Inland JV loans).  In connection with each of the NewINK JV and Inland JV loans, the Operating Partnership has entered into a contribution agreement with its JV partner whereby the JV partner is, in most cases, responsible to cover such JV partner’s pro rata share of  any amounts due by the Operating Partnership under the applicable guarantees and environmental indemnities.

We may from time to time make distributions to our shareholders in the form of our common shares, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.

Although we have no current intention to do so, we may in the future distribute taxable dividends that are payable in cash or common shares at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

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

Our Chief Executive Officer, Mr. Fisher, owned 51% of IHM, a hotel management company that, as of December 31, 2017, managed 40 of our wholly owned hotels, all of the 47 hotels owned by the NewINK JV and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

A substantial part of our business strategy is based on the belief that the lodging markets in which we invest will experience improving economic fundamentals in the future. We cannot predict the extent to which lodging industry fundamentals will improve. In the event conditions in the industry do not improve, or deteriorate, our ability to execute our business strategy would be adversely affected, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

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

Some of our hotel rooms are booked through Internet travel intermediaries. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Additional sources of competition, including alternative lodging marketplaces, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis, may, as they become more accepted, lead to a reduced demand for conventional hotel guest rooms and to an increased supply of lodging alternatives. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of bookings made through Internet intermediaries or the use of alternative lodging marketplaces increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

The need for business-related travel and, thus, demand for rooms in our hotels may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, demand for our hotel rooms may decrease and we could be materially and adversely affected.

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

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax for years prior to 2018, on our taxable income at regular corporate rates (at a 35% rate for years prior to 2018 and a 21% rate for 2018 and thereafter; and distributions to shareholders would not be deductible by us in computing our taxable income. We may also be subject to state and local taxes if we fail to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares of beneficial interest. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify, which would negatively impact the value of our common shares.

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

Our TRS holding company is subject to federal, state and local income tax on its taxable income, which consists of the revenues from the hotel properties leased by our TRS Lessees, net of the operating expenses for such hotel properties and rent payments to us. In certain circumstances, the ability of our TRS Lessees to deduct net interest expense could be limited. Accordingly, although our ownership of our TRS Lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS holding company is available for distribution to us.

Our ownership of TRSs is limited and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRS holding company is subject to federal, foreign, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRS is and will continue to be less 20% of the value of our total gross assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRS holding company for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRS holding company and our TRS Lessees to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted law informally known as the Tax Cuts and Jobs Act (“TCJA”), non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities that constitute qualified real estate assets and securities of our TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our gross assets (other than government securities, securities that constitute qualified real estate assets and securities of our TRS) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of "publicly offered REITs" that is not secured by real property, and no more than 20% of the value of our total gross assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their shareholders.  We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

We also may issue from time to time additional common shares or common units in our Operating Partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 3,000,000 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future. Our New DRSPP permits the purchase of up to $50 million of our common shares through purchases and reinvestment of dividends on our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain operating information for our 40 wholly owned hotels as of December 31, 2017:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price	Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5 million	$85,714	$16.2 million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0 million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3 million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7 million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5 million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5 million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5 million	$137,500	$18.3 million
Courtyard Altoona	Altoona, Pennsylvania	IHM	8/24/2010	2001	105	$11.3 million	$107,619	—
Springhill Suites Washington	Washington, Pennsylvania	IHM	8/24/2010	2000	86	$12.0 million	$139,535	—
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3 million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	135	$21.2 million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0 million	$169,355	$13.8 million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6 million	$218,000	$33.2 million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5 million	$273,438	$28.5 million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5 million	$222,603	$16.3 million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4 million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0 million	$305,785	$22.3 million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0 million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8 million	$176,395	$18.4 million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0 million	$224,719	$22.4 million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2 million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9 million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8 million	$316,883	$45.5 million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8 million	$248,438	$30.0 million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8 million	$401,776	$64.8 million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0 million	$411,103	$70.7 million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7 million	$454,097	$48.6 million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	144	$56.4 million	$503,869	$37.9 million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	199	$32.0 million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1 million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1 million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4 million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	180	$33.0 million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0 million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0 million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5 million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	134	$45.1 million	$336,194	$21.8 million
Hilton Garden Inn Portsmouth	Portsmouth, NH	IHM	9/20/2017	2006	131	$43.5 million	$332,061	—
Summerville Courtyard	Summerville, SC	IHM	11/15/2017	2014	96	$20.2 million	$210,417	—
Embassy Suites Springfield	Springfield, VA	IHM	12/6/2017	2013	219	$68.0 million	$310,500	—

Total					6,018	$1,414.1 million	$234,978	$508.5 million

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

Item 3. Legal Proceedings

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in a class action lawsuit pending in the Santa Clara County Superior Court. The class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473. The class action relates to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaint alleges various wage and hour law violations  based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of December 31, 2017, included in accounts payable and expenses is $0.2 million which represents an estimate of the Company’s exposure to the litigation and is also its estimated maximum possible loss that the Company may incur.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT". The closing price of our common shares on the NYSE on December 29, 2017 was $22.76 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share reported on the NYSE as traded and the cash dividends declared per share:

2017

	High	Low	Dividends
First quarter	$21.32	$18.79	$0.33
Second quarter	20.50	18.82	0.33
Third quarter	21.34	19.59	0.33
Fourth Quarter	23.76	21.18	0.33

2016

	High	Low	Dividends
First quarter	$21.94	$16.91	$0.31
Second quarter	22.77	19.61	0.33
Third quarter	24.56	18.95	0.33
Fourth Quarter	21.35	16.77	0.33

The Company's Board of Trustees has authorized a monthly dividend payment of $0.11 per share for each month in the first quarter of 2018. The January 2018 monthly dividend was paid on February 23, 2018 to shareholders of record on January 31, 2018.

Shareholder Information

On January 31, 2018, there were 307 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2012 to the NYSE closing price per share on December 31, 2017 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2012 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the NAREIT All Equity and (iv) the NAREIT Lodging. The total return values include any dividends paid during the period.

	Value of initial investment at December 31, 2012	Value of initial investment at December 31, 2013	Value of initial investment at December 31, 2014	Value of initial investment at December 31, 2015	Value of initial investment at December 31, 2016	Value of initial investment at December 31, 2017
Chatham Lodging Trust	$100.00	$139.27	$139.27	$205.49	$152.25	$163.47
Russell 2000 Index	$100.00	$138.82	$138.82	$145.62	$139.19	$168.85
FTSE NAREIT All Equity REIT Index	$100.00	$103.21	$131.23	$134.23	$146.69	$160.29
FTSE NAREIT Lodging/Resorts Index	$100.00	$127.18	$168.52	$127.37	$158.38	$169.72

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our shareholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains; plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; minus

•	Any excess non-cash income (as defined in the Code).

Future distributions will be at the discretion of our board of trustees and will depend on our financial performance, debt service obligations, applicable debt covenants (if any), capital expenditure requirements, maintenance of our REIT qualification and other factors as our board of trustees deems relevant.

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its common shares for the years ended December 31, 2017 and 2016, respectively:

	2017		2016
Common shares:
Ordinary income	$1.128	85.5%	$1.242	90%
Return of capital	0.120	9.1%	0.138	10%
Unrecap. Sec. 1250 Gain	0.072	5.4%	—	—%
Total	$1.32	100%	$1.38	100%

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2017, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 12 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	1,871,942
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,871,942
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

Sale of Unregistered Securities

None.
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2017 and 2016, respectively, related to such repurchases.

Item 6. Selected Financial Data

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K. The selected historical financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes thereto, both included in this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014		December 31, 2013
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$298,856	$293,820	$276,950	$197,216		$126,228

Hotel operating expenses	155,679	148,777	136,994	100,961		68,596
Depreciation and amortization	46,292	48,775	48,981	34,710		18,249
Impairment loss	6,663	—	—	—		—
Property taxes, ground rent and insurance	20,916	21,564	18,581	12,624		8,915
General and administrative	12,825	11,119	11,677	9,852		8,131
Other charges	523	510	1,451	10,381		3,341
Reimbursed costs from unconsolidated real estate entities	2,920	4,139	3,743	1,992		1,635
Total operating expenses	245,818	234,884	221,427	170,520		108,867
Operating income	53,038	58,936	55,523	26,696		17,361
Interest and other income	30	51	264	108		132
Interest expense, including amortization of deferred fees	(27,901)	(28,297)	(27,924)	(21,354)		(11,580)
Loss on early extinguishment of debt	—	(4)	(412)	(184)		(933)
Gain on sale of hotel property	3,327	—	—	—		—
Income (loss) from unconsolidated real estate entities	1,582	718	2,411	(3,830)		(1,874)
Net gain (loss) from remeasurement and sales of investment in unconsolidated real estate entities	—	(10)	3,576	65,750		—
Income before income tax benefit (expense)	30,076	31,394	33,438	67,186		3,106
Income tax benefit (expense)	(396)	301	(260)	(105)		(124)
Net income	$29,680	$31,695	$33,178	$67,081		$2,982
Net income attributable to non-controlling interest	(202)	(212)	(212)	(208)	—	(208)
Net income attributable to common shareholders	$29,478	$31,483	$32,966	$66,873		$2,982

Income per Common Share - Basic:
Net income attributable to common shareholders	$0.73	$0.82	$0.87	$2.32		$0.13
Income per Common Share - Diluted:
Net income attributable to common shareholders	$0.73	$0.81	$0.86	$2.30		$0.13
Weighted average number of common shares outstanding:
Basic	39,859,143	38,299,067	37,917,871	28,531,094		21,035,892
Diluted	40,112,266	38,482,875	38,322,285	28,846,724		21,283,831

Other Data:
Net cash provided by operating activities	86,689	87,669	81,842	49,306		31,571
Net cash used in investing activities	(160,645)	(21,078)	(182,363)	(452,988)		(235,190)
Net cash provided by (used in) financing activities	71,171	(75,509)	106,480	414,538		203,344
Cash dividends declared per common share	1.32	1.30	1.28	0.93		0.84

	As of	As of	As of	As of	As of
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$1,320,082	$1,233,094	$1,258,452	$1,096,425	$652,877
Cash and cash equivalents	9,333	12,118	21,036	15,077	4,221
Restricted cash	27,166	25,083	19,273	12,030	4,605
Investment in unconsolidated real estate entities	24,389	20,424	23,618	28,152	774
Hotel receivables (net of allowance for doubtful accounts)	4,047	4,389	4,433	3,601	2,455
Deferred costs, net	4,646	4,642	5,365	7,514	7,113
Prepaid expenses and other assets	2,523	2,778	5,052	2,300	1,879
Deferred tax asset, net	30	426	—	—	—
Total assets	$1,392,216	$1,302,954	$1,337,229	$1,165,099	$673,924

Mortgage debt, net	$506,316	$530,323	$539,623	$527,721	$222,063
Revolving credit facility	32,000	52,500	65,580	22,500	50,000
Accounts payable and accrued expenses	31,692	27,782	25,100	20,042	12,799
Distributions in excess of investments of unconsolidated real estate entities	6,582	6,017	2,703	—	1,576
Distributions payable	5,846	4,742	7,221	2,884	1,950
Total liabilities	582,436	621,364	640,227	573,147	288,388
Total shareholders’ equity	803,162	676,742	692,871	588,537	383,369
Noncontrolling Interest in Operating Partnership	6,618	4,848	4,131	3,415	2,167
Total liabilities and equity	$1,392,216	$1,302,954	$1,337,229	$1,165,099	$673,924

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
From inception through December 31, 2017, the Company has completed the following offerings of its common shares:

Type of Offering (1)	Date	Shares Issued	Price per Share	Gross Proceeds (in thousands)	Net Proceeds (in thousands)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500	$158,700
Private placement offering (2)	4/21/2010	500,000	20.00	10,000	10,000
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000	60,300
Over-allotment option	2/8/2011	600,000	16.00	9,600	9,100
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400	48,400
Over-allotment option	1/31/2013	92,677	14.70	1,400	1,300
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600	70,000
Over-allotment option	6/28/2013	475,823	16.35	7,800	7,400
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600	56,700
Over-allotment option	10/11/2013	487,500	18.35	8,900	8,500
Follow-on common share offering	9/24/2014	6,000,000	21.85	131,100	125,600
Over-allotment option	9/24/2014	900,000	21.85	19,700	18,900
Follow-on common share offering	1/27/2015	3,500,000	30.00	105,000	103,300
Over-allotment option	1/27/2015	525,000	30.00	15,750	15,500
Follow-on common share offering	11/9/2017	5,000,000	21.90	109,500	108,700
		41,956,000		$839,850	$802,400

(1) Excludes any shares issued pursuance to the Company's ATM Plans or DRSPPs.

(2) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”) in a private placement concurrent with its IPO.
As of December 31, 2017, the Company owned 40 hotels with an aggregate of 6,018 rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony NorthStar, Inc. ("CLNS"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNS, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms, The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owned the 248-room Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JVs", which refers collectively to, for the period prior to December 30, 2015, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.

To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease each of the Company's wholly owned hotels to a taxable REIT subsidiary lessee (“TRS Lessee”), which is wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels, (ii) 10% interest in 48 of the Inland JV hotels and (iii) owned its 5% interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was, leased to TRS Lessees, in which the Company indirectly owns or owned as applicable, noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2017, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher, managed 40 of the Company’s wholly owned hotels. As of December 31, 2017, all of the NewINK JV hotels were managed by IHM. As of December 31, 2017, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").
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

Results of Operations
Industry outlook
We believe that the hotel industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be healthy. Lodging industry performance is also impacted by room supply growth, which is currently increasing. Overall U.S. room supply increased 1.8% in 2017, but supply in the Upscale segment, in which most of our hotels operate, increased by 6.0% in 2017. Smith Travel Research is projecting U.S. hotel supply growth to increase to 2.0% in 2018. Continued supply growth could negatively impact RevPAR growth. We are currently projecting 2018 RevPAR change of -1.5% to 0.5% as compared to 2017.
Comparison of the year ended December 31, 2017 (“2017”) to the year ended December 31, 2016 (“2016”)

Results of operations for the year ended December 31, 2017 include the operating activities of our 40 wholly owned hotels and our investments in the NewINK JV and Inland JV. We acquired three hotels and sold one hotel in the year ended December 31, 2017. Accordingly, the comparisons below are influenced by the fact that three wholly owned hotels were owned by us for only a portion of the year ended December 31, 2017. We acquired the Hilton Garden Inn Portsmouth, NH on September 20, 2017, the Courtyard by Marriott Summerville, SC on November 15, 2017, and the Embassy Suites Springfield, VA on December 6, 2017. The Homewood Suites Carlsbad, CA was sold on December 20, 2017.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2017	December 31, 2016	% Change
Room	$278,466	$273,345	1.9%
Food and beverage	6,255	6,221	0.5%
Other	11,215	10,115	10.9%
Cost reimbursements from unconsolidated real estate entities	2,920	4,139	(29.5)%
Total revenue	$298,856	$293,820	1.7%
Total revenue increased $5.0 million to $298.9 million for the year ended December 31, 2017 compared to total revenue of $293.8 million for the 2016 period. Total revenue related to the three hotels acquired during 2017 contributed $3.5 million of the increase. Since our hotels are primarily select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $278.5 million and $273.3 million for the years ended December 31, 2017 and 2016, respectively, with $2.9 million of this increase attributable to the three hotels acquired in 2017. The room revenue from the remaining properties owned for all of 2017 including the Carlsbad hotel increased $2.3 million.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2017 and 2016 increased 3.0% and 3.2%, respectively, as compared to the years ended December 31, 2016 and 2015. RevPAR at our wholly owned hotels increased 1.0% in the 2017 and 2016 periods as compared to the respective prior year periods regardless of ownership. Our RevPAR was lower than the overall industry growth due to lower growth in our specific markets primarily due to new supply.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of December 31, 2017 and reflect the performance of the hotels during the entire period regardless of our ownership during the periods presented, which is a non-GAAP financial measure. The Homewood Suites Carlsbad hotel is included in actual Occupancy, ADR and RevPAR through the date of sale of December 20, 2017. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

	For the years ended December 31,
	2017		2016		Percentage Change
	Same Property (40 hotels)	Actual (41 hotels)	Same Property (40 hotels)	Actual (38 hotels)	Same Property (40 hotels)	Actual (41/38 hotels)
Occupancy	79.8%	79.9%	80.7%	80.6%	(1.1)%	(0.9)%
ADR	$166.82	$166.40	$163.74	$162.89	1.9%	2.2%
RevPAR	$133.05	$132.93	$132.13	$131.32	0.7%	1.2%
Food and beverage revenue was $6.3 million and $6.2 million for the years ended December 31, 2017 and 2016, respectively. For 2017, $0.4 million of the increase relates to the hotels acquired in 2017 and a decrease of $0.3 million relates to the remaining properties. Food and beverage revenue increased due to the Hilton Garden Inn Portsmouth and Embassy Suites Springfield hotels acquired in 2017 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.
Other operating revenue, comprised of meeting room, parking, guaranteed no show bookings, restaurant lease income, gift shop, in-room movie and other ancillary amenities revenue, was $11.2 million and $10.1 million for the years ended December 31, 2017 and 2016, respectively. Total other operating revenue from the three hotels acquired in 2017 contributed $0.2 million of the increase with the remainder coming from the hotel properties owned for all of 2017 primarily due to guaranteed no show bookings, restaurant lease income, meeting rooms, miscellaneous room revenue and parking.
Cost reimbursements from unconsolidated real estate entities, comprised of corporate payroll, office rent and insurance costs at the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $2.9 million and $4.1 million for the years ended December 31, 2017 and 2016, respectively. The decrease is primarily attributable to decreases in salaries and office rent expense. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2017	December 31, 2016	% Change
Hotel operating expenses:
Room	$59,151	$57,209	3.4%
Food and beverage expense	5,342	4,928	8.4%
Telephone expense	1,647	1,712	(3.8)%
Other expense	2,886	2,358	22.4%
General and administrative	23,639	22,274	6.1%
Franchise and marketing fees	23,247	22,412	3.7%
Advertising and promotions	5,380	5,147	4.5%
Utilities	9,944	9,545	4.2%
Repairs and maintenance	13,317	12,444	7.0%
Management fees	9,898	9,389	5.4%
Insurance	1,228	1,359	(9.6)%
Total hotel operating expenses	$155,679	$148,777	4.6%

Hotel operating expenses increased $6.9 million, or 4.6% to $155.7 million for the year ended December 31, 2017 from $148.8 million for the year ended December 31, 2016. The increase in total hotel operating expenses attributable to the three hotels acquired in 2017 was $2.1 million while the remaining hotels contributed $4.8 million to the increase.

Room expenses, which are the most significant component of hotel operating expenses, increased $2.0 million from$57.2 million in 2016 to $59.2 million in 2017. Total room expenses related to the three hotels acquired in 2017 contributed $0.6 million to the increase, while the remaining hotels contributed $1.4 million to the increase. The increase in rooms expense was due primarily to increased wages.

The remaining hotel operating expenses increased $4.9 million, or 5.3%, from $91.6 million in 2016 to $96.5 million in 2017. The increase attributable to the three hotels acquired in 2017 was $1.5 million while the remaining hotels had an increase of $3.4 million. Food and beverage expense increased due to the Hilton Garden Inn Portsmouth and Embassy Suites Springfield hotels acquired in 2017 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities. Increases attributed to the remaining hotels acquired before 2017 related to franchise and management fees related to increased revenues, utilities costs and repair costs.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.5 million from $48.8 million for the year ended December 31, 2016 to $46.3 million for the year ended December 31, 2017. The increase attributable to the three hotels acquired in 2017 is $0.5 million, while the decrease attributable to the remaining hotels of $3.0 million was due to some assets being fully depreciated. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 5 to 20 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment loss

Impairment loss was $6.7 million for the year ended December 31, 2017, compared to zero for the year ended December 31, 2016. The Company recorded an impairment at our Washington SHS, PA hotel during the year ended December 31, 2017.

Property Taxes and Insurance

Total property taxes and insurance expenses decreased $0.7 million from $21.6 million for the year ended December 31, 2016 to $20.9 million for the year ended December 31, 2017. The increase related to the three hotels acquired in 2017 was$0.1 million while the remaining hotels decreased $0.8 million primarily attributable to successful real estate tax appeals at some of our properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $3.8 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively) increased $0.9 million, or 11.1%, to $9.0 million in 2017 from $8.1 million in 2016, with the increase primarily due to salaries, professional fees, entity taxes, travel and office expenses.

Other Charges

In 2017 we adopted Financial Accounting Standards Board ("FASB") ASU 2017-01 and began capitalizing acquisition related costs. Prior to 2017 acquisition related costs were expensed as incurred. Other charges remained level from $0.5 million for the year ended December 31, 2016 to $0.5 million for the year ended December 31, 2017. The 2017 costs primarily consisted of the Company's share of expense related to a class action lawsuit in California (See Legal Proceedings in Part I).
The property acquisition costs in 2016 related to a prior acquisition for which final amounts were more than previously accrued.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll, office rent and insurance costs of the NewINK JV and Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $2.9 million and $4.1 million for the years ended December 31, 2017 and 2016, respectively. The decrease is primarily attributable to decreases in salaries and office rent expense. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $21.0 thousand from $51.0 thousand for the year ended December 31, 2016 to $30.0 thousand for the year ended December 31, 2017.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.4 million, or 1.4%, from $28.3 million for the year ended December 31, 2016 to $27.9 million for the year ended December 31, 2017. Interest expense is comprised of the following (dollars in thousands):

	Year ended
	December 31, 2017	December 31, 2016	% Change
Mortgage debt interest	$24,977	$25,250	(1.1)%
Credit facility interest	1,577	1,307	20.7%
Other fees	692	657	5.3%
Amortization of deferred financing costs	655	1,083	(39.5)%
Total	$27,901	$28,297	(1.4)%

The decrease in interest expense for the year ended December 31, 2017 as compared to year ended December 31, 2016 is primarily due to a change in amortization of deferred financing fees. Interest expense on the Company's senior unsecured revolving credit facility increased due to an increase in LIBOR for the year ended December 31, 2017 as compared to year ended December 31, 2016. Mortgage debt decreased primarily due to lower principal balances on our mortgage debt.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt decreased to zero for the year ended December 31, 2017 from $4.0 thousand for the year ended December 31, 2016 due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016.

Gain on Sale of Hotel Property

Gain on sale of hotel property increased $3.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the sale of the Homewood Suites Carlsbad hotel on December 20, 2017.

Income from Unconsolidated Real Estate Entities

Income from unconsolidated real estate entities increased $0.9 million from $0.7 million for the year ended December 31, 2016 to $1.6 million for the year ended December 31, 2017. The increase is due primarily to an increase in the basis adjustment amortization from $0.6 million in 2016 to $1.6 million in 2017.

Income (loss) on Sale from Unconsolidated Real Estate Entities

Income (loss) on sale from unconsolidated real estate entities decreased to zero from a loss of $10 thousand for the year ended December 31, 2016 due to finalizing the prorations of the sale of the Torrance JV in December 2015. There were no sales of unconsolidated real estate entities in 2017.

Income Tax Benefit (Expense)

Income tax benefit (expense) changed from a benefit of $0.3 million for the year ended December 31, 2016 to an expense of $0.4 million for the year ended December 31, 2017. The change was due to the valuation allowance that was established in 2017. On December 22, 2017, the TCJA was enacted. The TCJA includes a number of changes to the existing U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the TCJA being signed into law, the net deferred tax assets before valuation allowance were reduced by $0.6 million with a corresponding net adjustment to current year tax expense for the remeasurement of the Company’s U.S. net deferred tax assets. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.

Net Income

Net income was $29.7 million for the year ended December 31, 2017, compared to net income of $31.7 million for the year ended December 31, 2016. The decrease in our net income was due to the factors discussed above.

Comparison of the year ended December 31, 2016 (“2016”) to the year ended December 31, 2015 (“2015”)

Results of operations for the year ended December 31, 2016 include the operating activities of our 38 wholly owned hotels and our investments in the NewINK JV and Inland JV. We acquired four hotels in the year ended December 31, 2015 and the Torrance JV was sold on December 30, 2015. Accordingly, the comparisons below are influenced by the fact that four wholly owned hotels were owned by us for only a portion of the year ended December 31, 2015. We acquired one hotel in San Diego, CA on February 25, 2015, the Residence Inn Dedham, MA on July 17, 2015, the Residence Inn Ft. Lauderdale, FL on August 17, 2015 and the Hilton Garden Inn Marina del Rey, CA on September 17, 2015.
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
Total revenue was $293.8 million for the year ended December 31, 2016 compared to total revenue of $277.0 million for the 2015 period. Total revenue related to the four hotels acquired during 2015 contributed $16.8 million of the increase. Since all of our hotels are select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $273.3 million and $258.1 million for the years ended December 31, 2016 and 2015, respectively, with $15.2 million of this increase attributable to the four hotels acquired in 2015. The revenue from the remaining properties owned for all of 2016 and 2015 remained flat.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2016 and 2015 increased 3.2% and 6.3%, respectively, in the 2016 and 2015 periods as compared to the respective prior years ended December 31, 2015 and 2014. RevPAR at our wholly owned hotels decreased 0.1% and increased 5.8%, respectively, in the 2016 and 2015 periods as compared to the respective prior periods regardless of ownership. Our RevPAR was lower than the overall industry growth due to lower growth in our specific markets.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 wholly owned by the Company as of December 31, 2016, reflect the performance of the hotels during the entire period regardless of our ownership during the periods presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us or audited by the Company's auditors.

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
Other operating revenue, comprised of meeting room, parking, guaranteed no show bookings, restaurant lease income, gift shop, in-room movie and other ancillary amenities revenue, was $10.1 million and $9.5 million for the years ended December 31, 2016 and 2015, respectively. Total other operating revenue related to the four hotels acquired in 2015 contributed $0.6 million of the increase.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll, office rent and insurance costs at the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $4.1 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively. The increase is due to increases in shared office expenses and office rent. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
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

Hotel operating expenses increased $11.8 million to $148.8 million for the year ended December 31, 2016 from $137.0 million for the year ended December 31, 2015. The increase in total hotel operating expenses attributable to the four hotels acquired in 2016 contributed $9.1 million while the remaining hotels contributed $2.7 million to the increase. Consequently our margins for our hotels owned during the entirety of both the 2016 and 2015 periods decreased in 2016.

Room expenses, which are the most significant component of hotel operating expenses, increased $7.0 million from $50.2 million in 2015 to $57.2 million in 2016. Total room expenses related to the four hotels acquired in 2015 contributed $3.2 million to the increase, while the remaining hotels contributed $3.8 million to the increase, or 6.5%, due primarily to increased hotel employee compensation and benefits.

The remaining hotel operating expenses increased $4.8 million, or 5.5%, from $86.8 million in 2015 to $91.6 million in 2016. The increase attributable to the four hotels acquired in 2015 is $5.8 million while the remaining hotels had a decrease of $1.0 million. Food and beverage expense increased due to the Residence Inn San Diego Gaslamp, Hilton Garden Inn Marina del Rey and Residence Inn Il Lugano hotels acquired in 2015 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million from $49.0 million for the year ended December 31, 2015 to $48.8 million for the year ended December 31, 2016. The increase attributable to the four hotels acquired in 2015 is $1.5 million, while the increase attributable to the remaining hotels of $1.7 million was due to some assets being fully depreciated. Depreciation is recorded on our assets generally over 40 years for buildings, 20 years for land improvements, 5 to 20 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the expected date furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes and Insurance

Total property taxes and insurance expenses increased $3.0 million from $18.6 million for the year ended December 31, 2015 to $21.6 million for the year ended December 31, 2016. The increase related primarily to the four hotels acquired in 2015 was $2.4 million and the remaining hotels contributed $0.6 million of the increase, or 3.2%, due to incremental increase in values and assessments.

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

Other Charges

Other charges costs decreased $1.0 million from $1.5 million for the year ended December 31, 2015 to $0.5 million for the year ended December 31, 2016. The Company incurred other charges of $0.7 million in 2015 related to our acquisition of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Il Lugano and Hilton Garden Inn Marina del Rey hotels and $0.4 million related to legal fees for a class action lawsuit filed in the State of California in 2015. Property acquisition costs in the 2016 period related to a prior acquisition for which final amounts were more than previously accrued.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll, office rent and insurance costs at the NewINK JV and Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $4.1 million and $3.7 million for the year ended December 31, 2016 and 2015, respectively. Reimbursement costs increased due to an increase in shared office expenses and office rent. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $0.2 million from $0.3 million for the year ended December 31, 2015 to $0.1 million for the year ended December 31, 2016. The $0.2 million decrease is related to services provided to CLNS in 2015.

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

Interest expense on the Company's revolving credit facility increased due to higher utilization for the year ended December 31, 2016 as compared to year ended December 31, 2015. Amortization of deferred financing fees decreased $0.5 million due to refinancing of the senior unsecured revolving credit facility in November 2015.

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

Income from Unconsolidated Real Estate Entities

Income from unconsolidated real estate entities decreased $1.7 million from $2.4 million for the year ended December 31, 2015 to $0.7 million for the year ended December 31, 2016. The decrease is due primarily to a loss on the Inland JV of $0.7 million, which is conducting renovations at multiple hotels and income on the NewINK JV of $0.8 million, compared to income in 2015 of $0.8 million on the Inland JV, income of $0.9 million on the NewINK JV and income of $0.1 million on the Torrance JV.

Income (loss) on Sale from Unconsolidated Real Estate Entities

Income (loss) on sale from unconsolidated real estate entities decreased $3.6 million from a gain of $3.6 million for the year ended December 31, 2015 to a loss of $10 thousand for the year ended December 31, 2016. The decrease is due to the sale of the Torrance JV in December 2015.

Income Tax Benefit (Expense)
Income tax benefit (expense) changed $0.6 million from an expense of $0.3 million for the year ended December 31, 2015 to an benefit of $0.3 million for the year ended December 31, 2016. The change was due to the release of a valuation allowance. We are subject to income taxes based on the taxable income of our TRS holding company for tax years prior to 2018 at a combined federal and state tax rate of approximately 40%. Future tax years will be taxed at an estimated 25%.
Net Income
Net income was $31.7 million for the year ended December 31, 2016, compared to a net income of $33.2 million for the year ended December 31, 2015. The increase in our net income was due to the factors discussed above.

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
We calculate Adjusted FFO by further adjusting FFO for certain additional items that are not addressed in NAREIT’s definition of FFO, including other charges, losses on the early extinguishment of debt and similar items related to our unconsolidated real estate entities that we believe do not represent costs related to hotel operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net income to FFO and Adjusted FFO for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share data):

	For the year ended
	December 31,
	2017	2016	2015
Funds From Operations (“FFO”):
Net income	$29,680	$31,695	$33,178
Gain on sale of hotel property	(3,327)	—	—
Loss (income) on sale from unconsolidated real estate entities	—	10	(3,576)
Depreciation	46,060	48,562	48,784
Impairment loss	6,663	—	—
Adjustments for unconsolidated real estate entity items	6,600	8,186	7,458
FFO attributed to common share and unit holders	85,676	88,453	85,844
Other charges	523	510	1,451
Loss on early extinguishment of debt	—	4	412
Adjustments for unconsolidated real estate entity items	96	25	104
Adjusted FFO attributed to common share and unit holders	$86,295	$88,992	87,811
Weighted average number of common shares and units
Basic	40,138,856	38,556,842	38,175,646
Diluted	40,391,978	38,740,650	38,327,355

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
We calculate Adjusted EBITDA by further adjusting EBITDA for certain additional items, including other charges, impairment write-downs, gains or losses on the sale of real estate, losses on the early extinguishment of debt, amortization of non-cash share-based compensation and similar items related to our unconsolidated real estate entities which we believe are not indicative of the performance of our underlying hotel properties entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$29,680	$31,695	$33,178
Interest expense	27,901	28,297	27,924
Income tax (benefit) expense	396	(301)	260
Depreciation and amortization	46,292	48,775	48,981
Adjustments for unconsolidated real estate entity items	14,650	15,908	15,081
EBITDA	118,919	124,374	125,424
Other charges	523	510	1,451
Impairment loss	6,663	—	—
Loss on early extinguishment of debt	—	4	412
Adjustments for unconsolidated real estate entity items	136	62	136
Gain on sale of hotel property	(3,327)	—	—
Loss (income) on sale from unconsolidated real estate entities	—	10	(3,576)
Share based compensation	3,784	3,013	2,835
Adjusted EBITDA	$126,698	$127,973	$126,682
Adjusted Hotel EBITDA is defined as net income before interest, income taxes, depreciation and amortization, corporate general and administrative, impairment loss, loss on early extinguishment of debt, other charges, interest and other income and income or loss from unconsolidated real estate entities. We present Adjusted Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing our Adjusted Hotel EBITDA margins to those of our peer companies. Adjusted Hotel EBITDA represents the results of operations for our wholly owned hotels only.

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

		For the year ended
		December 31,
		2017	2016	2015
Net income		29,680	31,695	33,178
Add:	Interest expense	27,901	28,297	27,924
	Income tax expense	396	—	260
	Depreciation and amortization	46,292	48,775	48,981
	Corporate general and administrative	12,825	11,119	11,677
	Other charges	523	510	1,451
	Impairment loss	6,663	—	—
	Loss on early extinguishment of debt	—	4	412
	Loss on sale from unconsolidated real estate entities	—	10	—
Less:	Interest and other income	(30)	(51)	(264)
	Gain on sale of hotel property	(3,327)	—	—
	Income from unconsolidated real estate entities	(1,582)	(718)	(2,411)
	Income on sale from unconsolidated real estate entities	—	—	(3,576)
	Income tax benefit	—	(301)	—

Adjusted Hotel EBITDA		$119,341	$119,340	$117,632

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
As of December 31, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $9.3 million and $12.1 million, respectively. Additionally, we had $218.0 million available under our $250.0 million senior unsecured revolving credit facility as of December 31, 2017.
For the year ended December 31, 2017, net cash flows provided by operations were $86.7 million, driven by net income of $29.7 million and by $56.9 million of non-cash items, including $46.9 million of depreciation and amortization, $6.7 million of impairment loss, $3.8 million of share-based compensation expense, distributions of $0.7 million received from unconsolidated real estate entities and $0.4 million related to a deferred tax expense, offset by $1.6 million related to the income from unconsolidated entities, offset by a gain on sale of hotel of $3.3 million. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $3.4 million. Net cash flows used in investing activities were $160.6 million, primarily related the purchase of the Hilton Garden Inn Portsmouth for $43.4 million, the purchase of the Summerville Courtyard for $20.2 million, the Springfield Embassy Suites for $68.2 million and the purchase of a parcel of land in Los Angeles for $6.5 million, capital improvements on our 40 wholly owned hotels of $30.2 million, $5.0 million related to our Inland JV investment, $2.2 million related to required escrow deposits included in restricted cash, reduced by proceeds from the sale of the Homewood Suites Carlsbad hotel of $12.5 million and distributions of $2.6 million received from unconsolidated real estate entities. Net cash flows provided by financing activities were $71.2 million, comprised of $150.7 million of common equity proceeds raised from our issuance of common shares in our November 2017 underwritten public offering and through sales under our ATM Plans and DRSPPs, net repayments on our unsecured credit facility of $20.5 million, principal payments or payoffs on mortgage debt of $4.2 million, payments of deferred financing and offering costs of $2.1 million, and distributions to shareholders and LTIP unit holders of $52.7 million.
For the year ended December 31, 2016, net cash flows provided by operations were $87.7 million, driven by net income of $31.7 million and by $51.8 million of non-cash items, including $49.9 million of depreciation and amortization, $3.0 million of share-based compensation expense, offset by $0.7 million related to the income from unconsolidated entities and $0.4 million related to a deferred tax benefit. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $4.2 million. Net cash flows used in investing activities were $21.1 million, primarily related to capital improvements on our 38 wholly owned hotels of $22.5 million, $5.8 million related to required escrow deposits included in restricted cash, reduced by distributions of $7.2 million received from unconsolidated real estate entities. Net cash flows used in financing activities were $75.5 million, comprised of net proceeds of $0.5 million raised through our Prior DRSPP, net repayments on our unsecured credit facility of $13.1 million, principal payments or payoffs on mortgage debt of $9.7 million, payments of deferred financing and offering costs of $0.1 million, and distributions to shareholders and LTIP unit holders of $53.1 million.

For the year ended December 31, 2015, net cash flows provided by operations were $81.8 million, driven by net income of $33.2 million, offset by $51.4 million of non-cash items, including $50.6 million of depreciation and amortization, $0.4 million of the extinguishment of debt and $2.8 million of share-based compensation expense, offset by $2.4 million related to the income from unconsolidated entities and a net gain from the sale of interests in unconsolidated real estate entities of $3.6 million. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.8 million. Net cash flows used in investing activities were $182.4 million, primarily related to the purchase of the Residence Inn San Diego Gaslamp, Residence Inn Dedham, Residence Inn Il Lugano and Hilton Garden Inn Marina del Rey hotels for $169.5 million, capital improvements on our 38 wholly owned hotels of $20.3 million, $5.5 million related to required escrow deposits included in restricted cash, reduced by distributions of $12.9 million received from unconsolidated real estate entities and distributions from the sale of the Torrance JV. Net cash flows provided by financing activities were $106.5 million, comprised of net proceeds of $120.8 million raised from our issuance of common shares in our January 2015 underwritten public offering and through our Prior DRSPP, net borrowing on our unsecured credit facility of $43.1 million, principal payments or payoffs on mortgage debt of $7.9 million, payments of deferred financing and offering costs of $4.2 million, repurchase of vested common shares of $22 thousand and distributions to shareholders and LTIP unit holders of $45.3 million.
We declared total dividends of $0.10 per common share and LTIP unit for each month in 2015. In December 2015, we declared a special dividend of $0.08 per common share and LTIP unit payable in January 2016. In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit, which we maintained for the remainder of 2016 and 2017. On January 26, 2018, we paid an aggregate of $5.0 million in dividends on our common shares and distributions on our LTIP units attributable to the December 2017 monthly dividend.
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2017, our leverage ratio was approximately 34 percent, which decreased from 40 percent at December 31, 2016 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. At December 31, 2017, we had total debt of $540.5 million at an average rate of approximately 4.6%. Our debt coverage ratios currently are favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2017 and 2016, we had $32.0 million and $52.5 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At December 31, 2017, the maximum borrowing availability under our senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $508.5 million and $532.6 million at December 31, 2017 and 2016, respectively.

On November 25, 2015, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a new senior unsecured revolving credit agreement with the lenders party thereto, Barclays Bank PLC, Citigroup Global Markets Inc., Regions Capital Markets and U.S. Bank National Association as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent and Citibank, N.A. and U.S. Bank National Association as co-documentation agents (the “New Credit Agreement”). The New Credit Agreement has an initial maturity date of November 25, 2019, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions. In connection with the entry into the New Credit Agreement, the Company and the Operating Partnership terminated the Amended and Restated Credit Agreement, dated as of November 5, 2012, as amended, among the Company, the Operating Partnership, the lenders party thereto, Barclays Capital Inc. and Regions Capital Markets as joint lead arrangers, Barclays Bank PLC as administrative agent, Regions Bank as syndication agent, Credit Agricole Corporate and Investment Bank, UBS Securities and US Bank National Association as co-documentation agents (the "Existing Credit Agreement"), which was composed of a senior secured revolving credit facility that provided borrowing capacity of up to $175.0 million. Proceeds under the New Credit Agreement were used to repay outstanding borrowings under the Existing Credit Agreement. The New Credit Agreement includes limitations on the extent of allowable distributions from the Operating Partnership to the Company not to exceed the greater of 95% of adjusted FFO and the minimum amount of distributions required for the Company to maintain its REIT status. Other key terms are as follows:

Borrowing Capacity:	Up to $250 million
Accordion feature:	Increase borrowing capacity by up to additional $150 million
Interest rate:	Floating rate based on LIBOR plus 155-230 basis points, based on leverage ratio
Unused fee:	20 basis points if less than 50% unused, 30 basis points if more than 50% unused
Maximum leverage ratio:	60%
Minimum fixed charge coverage ratio:	1.5x
Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2017.

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior expiring program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. As of December 31, 2017 and December 31, 2016, respectively, we had issued 741,730 and 29,333 shares under the DRSPPs at a weighted average price of $21.00 and $21.22 per share, respectively. As of December 31, 2017, there were common shares having a maximum aggregate sales price of approximately $50 million available for issuance under the New DRSPP.

In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. As of December 31, 2017 and December 31, 2016, respectively, we had issued 2,147,695 and 880,820 shares under the ATM Plans at a weighted average price of $21.87 and $23.54 per share, respectively, in addition to the offerings discussed above. As of December 31, 2017, there were common shares having a maximum aggregate sales price of approximately $100.0 million available for issuance under the ATM Plan.
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
For the years ended December 31, 2017 and 2016, we invested approximately $30.2 million and $24.5 million, respectively, on capital projects in our hotels. We expect to invest approximately $33.0 million on capital improvements to our existing hotels in 2018, including improvements required under any brand required PIP.
The Company is continuing with plans to expand its two Residence Inns located in Sunnyvale, CA. The expansions are expected to include a new lobby and public spaces in each location. We are not certain when the expansions of the two Sunnyvale Residence Inns will commence. It is possible that one or both of these projects will commence in 2018, but the timing is uncertain due to potential delays related to finalizing plans, obtaining approvals from local authorities and ensuring costs to complete the expansions justify the investment. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $80 million to $90 million, but these costs are subject to change.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risks Related to Our Business” and Note 14, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K. See also Item 13 of this Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2017 other than non-recourse debt associated with the NewINK JV and Inland JV as discussed below.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$7,371	$772	$1,603	$1,686	$3,310
Revolving credit facility, including interest (2)	37,054	1,742	35,312	—	—
Ground leases	74,432	1,217	2,487	2,550	68,178
Property loans, including interest (2)	632,218	28,687	63,197	76,916	463,418
Total	$751,075	$32,418	$102,599	$81,152	$534,906

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after December 31, 2017. Interest payments are based on the interest rate in effect as of December 31, 2017. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.
The Company’s ownership interests in the NewINK JV and Inland JV are subject to change in the event that either we or CLNS calls for additional capital contributions to the respective JVs necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV and Inland JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. CLNS may also approve certain actions related to the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
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

Investment in Hotel Properties

We allocate the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees were expensed in 2016 and 2015. The Company early adopted ASU 2017-01 "Definition of a Business" which requires these costs to be capitalized for asset acquisitions. The Company generally expects its hotel acquisitions will qualify as asset acquisitions.
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
Our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When these conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2017, the Company incurred an impairment loss on its Washington SHS, PA hotel. For the years ended December 31, 2016 and 2015 there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2017, we had no hotel properties held for sale.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2017 and 2016, we had no JVs that were impaired.

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
Income Taxes

We elected to be taxed as a REIT for federal income tax purposes commencing with our 2010 taxable year. In order to qualify as a REIT under the Code, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we currently distribute our taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates (at a 35% rate for taxable years prior to 2018 and a 21% rate for 2018 and thereafter) and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we believe we have been organized and that we operate in such a manner as to qualify for treatment as a REIT.

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective approach. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We adopted the new accounting guidance on January 1, 2018 on a modified retrospective basis, which requires a cumulative effect adjustment. The Company has finalized its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company's hotel revenues, the pattern of revenue recognition is not expected to change and we did not recognize any cumulative effect adjustment. Furthermore, we do not expect the updated accounting guidance to materially impact the recognition of or the accounting for disposition of hotels, since we primarily dispose of hotels to third parties in exchange for cash with few contingencies.

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

On August 26, 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption permitted and is to be applied on a retrospective basis. The Company has certain cash payments and receipts related to debt extinguishment and distributions from equity method investments that will be affected by the new standard. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact to our consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018 and is to be applied on a retrospective basis. This standard addresses presentation of restricted cash in the consolidated statements of cash flows only and will have no effect on our reported consolidated financial condition or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to interest rate changes primarily as a result of refinancing of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we seek to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With respect to variable rate financing, we will assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2017 and December 31, 2016 was $506.6 million and $516.0 million, respectively.
At December 31, 2017, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2017 that are sensitive to changes in interest rates (dollars in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Floating rate:
Debt	—	$32,000	—	—	—	—	$32,000	$32,000
Average interest rate (1)	—	4.17%	—	—	—	—	4.17%
Fixed rate:
Debt	$5,041	$6,992	$9,536	$21,945	$9,954	$454,986	$508,454	$506,608
Average interest rate	4.71%	4.70%	4.68%	5.26%	4.63%	4.63%	4.66%

(1)	Weighted average interest rate based on borrowings at LIBOR of 1.45% plus a margin of 1.95% and a prime rate of 4.25% plus a margin of 0.95% at December 31, 2017.
We estimate that a hypothetical 100 basis point increase in the variable interest rate would result in additional interest expense of approximately $0.3 million annually. This assumes that the amount outstanding under our floating rate debt remains$32.0 million, the balance as of December 31, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d- 15(f).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 17, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 17, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018
Annual Meeting of Shareholders to be held on May 17, 2018.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018
Annual Meeting of Shareholders to be held on May 17, 2018.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018
Annual Meeting of Shareholders to be held on May 17, 2018.
.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.    Financial Statements

Included herein at pages F-1 through F-7

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-41:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(12)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(1)

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (2)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(12)

10.3*	Employment Agreement between Chatham Lodging Trust and Peter Willis(12)

10.4*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(12)

10.5*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(3)

10.6*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015(4)

10.7*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(4)

10.8*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(5)

10.9*	Form of LTIP Unit Vesting Agreement(5)

10.10*	Form of Share Award Agreement for Trustees(5)

10.11*	Form of Share Award Agreement for Officers(6)

10.12*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(7)

10.13*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Jeffrey Fisher (Outperformance Plan) (8)

10.14*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Dennis Craven (Outperformance Plan) (8)

10.15*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Peter Willis (Outperformance Plan) (8)

10.16	Agreement of Limited Partnership of Chatham Lodging, L.P.(5)

10.17	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(7)

10.18	Form of IHM Hotel Management Agreement(5)

10.19	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.(9)

10.20
Second Amended and Restated Limited Liability Company Agreement of INK Acquisition III, LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.(9)

10.21	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(9)

10.22	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(10)

10.23	Limited Liability Company Agreement of IHP I OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(10)

10.24	Credit Agreement, dated as of November 25, 2015, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent(11)

10.25*	Form of 2016 Time-Based LTIP Unit Award Agreement(12)

10.26*	Form of 2016 Performance-Based LTIP Unit Award Agreement(12)

10.27*	Form of 2017 Time-Based LTIP Unit Award Agreement(13)

10.28*	Form of 2017 Performance-Based LTIP Unit Award Agreement(13)

10.29	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(14)

10.30	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(14)

10.31	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and BTIG, LLC(14)

10.32	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Citigroup Global Markets Inc(14)

10.33	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Robert W. Baird & Co. Incorporated(14)

10.34	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Stifel, Nicolaus & Company, Incorporated(14)

10.35	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Wells Fargo Securities(14)

12.1	Statement of computation of ratio of earnings to fixed charges and preferred share dividends

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).
(2)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(8)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(9)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 (File No. 001-34693).
(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 30, 2014 (File No. 001-34693).
(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 30, 2015 (File No. 001-34693).
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 (File No. 001-34693).
(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2017 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 27, 2018	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Jeremy B. Wegner

/s/ MILES BERGER	Trustee	February 27, 2018
Miles Berger

/s/ THOMAS J. CROCKER	Trustee	February 27, 2018
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	February 27, 2018
Jack P. DeBoer

/s/ EDWIN B. BREWER, JR.	Trustee	February 27, 2018
Edwin B. Brewer, Jr.

/s/ C. GERALD GOLDSMITH	Trustee	February 27, 2018
C. Gerald Goldsmith

/s/ ROBERT PERLMUTTER	Trustee	February 27, 2018
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 27, 2018
Rolf E. Ruhfus

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 27, 2018

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016

Assets:
Investment in hotel properties, net	$1,320,082	$1,233,094
Cash and cash equivalents	9,333	12,118
Restricted cash	27,166	25,083
Investment in unconsolidated real estate entities	24,389	20,424
Hotel receivables (net of allowance for doubtful accounts of $200 and $155, respectively)	4,047	4,389
Deferred costs, net	4,646	4,642
Prepaid expenses and other assets	2,523	2,778
Deferred tax asset, net	30	426
Total assets	$1,392,216	$1,302,954
Liabilities and Equity:
Mortgage debt, net	$506,316	$530,323
Revolving credit facility	32,000	52,500
Accounts payable and accrued expenses	31,692	27,782
Distributions and losses in excess of investments of unconsolidated real estate entities	6,582	6,017
Distributions payable	5,846	4,742
Total liabilities	582,436	621,364
Commitments and contingencies (see note 12)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2017 and 2016	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 45,375,266 and 38,367,014 shares issued and outstanding at December 31, 2017 and 2016, respectively	450	380
Additional paid-in capital	871,730	722,019
Retained earnings (distributions in excess of retained earnings)	(69,018)	(45,657)
Total shareholders’ equity	803,162	676,742
Noncontrolling Interests:
Noncontrolling interest in operating partnership	6,618	4,848
Total equity	809,780	681,590
Total liabilities and equity	$1,392,216	$1,302,954
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2017	2016	2015
Revenue:
Room	$278,466	$273,345	$258,137
Food and beverage	6,255	6,221	5,536
Other	11,215	10,115	9,534
Cost reimbursements from unconsolidated real estate entities	2,920	4,139	3,743
Total revenue	298,856	293,820	276,950
Expenses:
Hotel operating expenses:
Room	59,151	57,209	50,165
Food and beverage	5,342	4,928	4,127
Telephone	1,647	1,712	1,708
Other hotel operating	2,886	2,358	2,467
General and administrative	23,639	22,274	21,101
Franchise and marketing fees	23,247	22,412	21,240
Advertising and promotions	5,380	5,147	5,040
Utilities	9,944	9,545	9,464
Repairs and maintenance	13,317	12,444	11,722
Management fees	9,898	9,389	8,742
Insurance	1,228	1,359	1,218
Total hotel operating expenses	155,679	148,777	136,994
Depreciation and amortization	46,292	48,775	48,981
Impairment loss	6,663	—	—
Property taxes, ground rent and insurance	20,916	21,564	18,581
General and administrative	12,825	11,119	11,677
Other charges	523	510	1,451
Reimbursable costs from unconsolidated real estate entities	2,920	4,139	3,743
Total operating expenses	245,818	234,884	221,427
Operating income	53,038	58,936	55,523
Interest and other income	30	51	264
Interest expense, including amortization of deferred fees	(27,901)	(28,297)	(27,924)
Loss on early extinguishment of debt	—	(4)	(412)
Gain on sale of hotel property	3,327	—	—
Income from unconsolidated real estate entities	1,582	718	2,411
Income (loss) on sale from unconsolidated real estate entities	—	(10)	3,576
Income before income tax benefit (expense)	30,076	31,394	33,438
Income tax benefit (expense)	(396)	301	(260)
Net income	29,680	31,695	33,178
Net income attributable to non-controlling interest	(202)	(212)	(212)
Net income attributable to common shareholders	$29,478	$31,483	$32,966
Income per Common Share - Basic:
Net income attributable to common shareholders (Note 10)	$0.73	$0.82	$0.87
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 10)	$0.73	$0.81	$0.86
Weighted average number of common shares outstanding:
Basic	39,859,143	38,299,067	37,917,871
Diluted	40,112,266	38,482,875	38,322,285
Distributions per common share:	$1.32	$1.38	$1.28
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2015	34,173,691	$339	$599,318	$(11,120)	$588,537	$3,415	$591,952
Issuance of shares pursuant to Equity Incentive Plan	14,113	—	412	—	412	—	412
Issuance of shares, net of offering costs of $2,042	4,028,512	40	118,757	—	118,797	—	118,797
Issuance of restricted time-based shares	49,110	—	—	—	—	—	—
Issuance of performance based shares	44,274	—	—	—	—	—	—
Repurchase of common shares	(763)	—	(22)	—	(22)	—	(22)
Amortization of share based compensation	—	—	1,594	—	1,594	691	2,285
Dividends declared on common shares ($1.28 per share)	—	—	—	(49,127)	(49,127)	—	(49,127)
Distributions declared on LTIP units ($1.28 per unit)	—	—	—	—	—	(473)	(473)
Reallocation of noncontrolling interest	—	—	(286)	—	(286)	286	—
Net income	—	—	—	32,966	32,966	212	33,178
Balance December 31, 2015	38,308,937	379	719,773	(27,281)	692,871	4,131	697,002
Issuance of shares pursuant to Equity Incentive Plan	26,488	—	550	—	550	—	550
Issuance of shares, net of offering costs of $75	23,738	1	407	—	408	—	408
Issuance of restricted time-based shares	7,851	—	—	—	—	—	—
Amortization of share based compensation	—	—	1,278	—	1,278	1,235	2,513
Dividends declared on common shares ($1.30 per share)	—	—	—	(49,859)	(49,859)	—	(49,859)
Distributions declared on LTIP units ($1.30 per unit)	—	—	—	—	—	(719)	(719)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	31,483	31,483	212	31,695
Balance, December 31, 2016	38,367,014	380	722,019	(45,657)	676,742	4,848	681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $2,149	6,979,272	70	148,472	—	148,542	—	148,542
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	815	—	815	2,469	3,284
Dividends declared on common shares ($1.32 per share)	—	—	—	(52,839)	(52,839)	—	(52,839)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(977)	(977)
Reallocation of noncontrolling interest	—	—	(76)	—	(76)	76	—
Net income	—	—	—	29,478	29,478	202	29,680
Balance, December 31, 2017	45,375,266	$450	$871,730	$(69,018)	$803,162	$6,618	$809,780
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$29,680	$31,695	$33,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,060	48,562	48,784
Amortization of deferred franchise fees	217	214	197
Amortization of deferred financing fees included in interest expense	648	1,076	1,606
Gain on sale of hotel property	(3,327)	—	—
Income (loss) on sale from unconsolidated real estate entities	—	10	(3,576)
Impairment loss	6,663	—	—
Loss on early extinguishment of debt	—	4	412
Loss on write-off of deferred franchise fee	16	—	—
Deferred tax expense (benefit)	396	(426)	—
Share based compensation	3,784	3,013	2,835
Income from unconsolidated real estate entities	(1,582)	(718)	(2,411)
Distributions from unconsolidated entities	667	—	—
Changes in assets and liabilities:
Hotel receivables	353	47	(318)
Deferred costs	(935)	(94)	(580)
Prepaid expenses and other assets	356	2,288	(2,277)
Accounts payable and accrued expenses	3,693	1,998	3,992
Net cash provided by operating activities	86,689	87,669	81,842
Cash flows from investing activities:
Improvements and additions to hotel properties	(30,233)	(22,496)	(20,331)
Acquisition of hotel properties, net of cash acquired	(138,248)	—	(169,447)
Proceeds from sale of hotel properties	12,555	—	—
Distributions from unconsolidated entities	2,551	7,228	12,903
Investment in unconsolidated real estate entities	(5,036)	—	—
Restricted cash	(2,234)	(5,810)	(5,488)
Net cash used in investing activities	(160,645)	(21,078)	(182,363)
Cash flows from financing activities:
Borrowings on revolving credit facility	129,000	43,450	131,580
Repayments on revolving credit facility	(149,500)	(56,530)	(88,500)
Payments on debt	(4,160)	(3,775)	(3,239)
Principal prepayment of mortgage debt	—	(5,954)	(4,760)
Payments of financing costs	—	(50)	(2,112)
Payment of offering costs	(2,149)	(75)	(2,042)
Proceeds from issuance of common shares	150,691	482	120,839
In-substance repurchase of vested common shares	—	—	(22)
Forfeited distributions - non vested shares	(94)	(91)	—
Distributions-common shares/units	(52,617)	(52,966)	(45,264)
Net cash provided by (used in) financing activities	71,171	(75,509)	106,480
Net change in cash and cash equivalents	(2,785)	(8,918)	5,959
Cash and cash equivalents, beginning of period	12,118	21,036	15,077
Cash and cash equivalents, end of period	$9,333	$12,118	$21,036

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,541	$26,836	$25,508
Cash paid for income taxes	$710	$742	$160

Supplemental disclosure of non-cash investing and financing information:
On January 15, 2017, the Company issued 23,980 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2016. On January 15, 2016, the Company issued 26,488 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2015. On January 15, 2015, the Company issued 14,113 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2014.
As of December 31, 2017, the Company had accrued distributions payable of $5.8 million. These distributions were paid on January 26, 2018 except for $0.8 million related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of December 31, 2016, the Company had accrued distributions payable of $4.7 million. These distributions were paid on January 27, 2017 except for $0.5 million related to accrued but unpaid distributions on unvested performance based shares. As of December 31, 2015, the Company had accrued distributions payable of $7.2 million. These distributions were paid on January 29, 2016 except for $0.3 million related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $0.5 million, $0.6 million and $0.6 million is included in accounts payable and accrued expenses as of December 31, 2017, 2016 and 2015.
Accrued capital improvements of $2.4 million, $2.0 million and $1.2 million are included in accounts payable and accrued expenses as of December 31, 2017, 2016, and 2015 respectively.
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
As of December 31, 2017, the Company owned 40 hotels with an aggregate of 6,018 (unaudited) rooms located in 15 states and the District of Columbia (unaudited). As of December 31, 2017, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony NorthStar, Inc. ("CLNS"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,097 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNS, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 (unaudited) rooms. The Company sold its 5.0% noncontrolling interest in a joint venture (the "Torrance JV") with Cerberus that owns the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA on December 30, 2015. We sometimes use the term, "JVs", which refers collectively to, for the period prior to December 31, 2017, the NewINK JV, Inland JV and Torrance JV and, for the period subsequent to December 30, 2015, the NewINK JV and the Inland JV.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2017, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher, managed 40 of the Company’s wholly owned hotels. As of December 31, 2017, all of the NewINK JV hotels were managed by IHM. As of December 31, 2017, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott"). The Torrance JV hotel was managed by Marriott.

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

Investment in Hotel Properties

The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees were expensed in 2016 and 2015. On January 1, 2017, the Company early adopted ASU 2017-01 "Definition of a Business" and now capitalizes these costs for asset acquisitions.
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

The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2017, the Company incurred an impairment loss on its Washington SHS, PA hotel (See footnote 5). For the years ended December 31, 2016 and 2015, there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2017, the Company had no hotel properties held for sale.
Investment in Unconsolidated Real Estate Entities
If it is determined that the Company does not have a controlling interest in a joint venture, either through its financial interest in a variable investment entity ("VIE") or in a voting interest entity, but does have the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, advances to and commitments for the investee.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2017 and 2016, no JV investments were impaired.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheets at December 31, 2017 and 2016 is $27.2 million and $25.1 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2017 and 2016, the allowance for doubtful accounts was $0.2 million and $0.2 million, respectively.

Deferred Costs
Deferred costs consist of franchise agreement fees for the Company’s hotels, costs associated with potential future acquistions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016

Loan costs	$4,561	$4,561
Franchise fees	4,407	3,568
Other	21	—
	8,989	8,129
Less accumulated amortization	(4,343)	(3,487)
Deferred costs, net	$4,646	$4,642
Loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2017, 2016 and 2015, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.6 million, $0.7 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Mortgage debt	$508,454	$532,563
Deferred financing costs	(2,138)	(2,240)
Mortgage debt, net	$506,316	$530,323

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2017, 2016 and 2015, amortization expense related to loan costs of $0.1 million, $0.4 million, $0.4 million, respectively, is included in interest expense in the consolidated statement of operations.

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

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiary (a “TRS”) which, in turn is wholly owned by the Operating Partnership. Additionally, the Company indirectly (i) owns its interest in the hotels owned by the NewINK JV (47 hotels) and the Inland JV (48 hotels) and (ii) owned its interest in the Torrance JV, which was sold on December 30, 2015, through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are, and the Torrance JV hotel was, leased to TRS Lessees in which the Company indirectly owns, or owned, as applicable, noncontrolling interests through its TRS holding company. The TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of FASB Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases. On December 22, 2017, the TCJA was enacted. The TCJA includes a number of changes to the existing U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the TCJA being signed into law, the net deferred tax assets before valuation allowance were reduced by $0.6 million with a corresponding net adjustment to current year tax expense for the remeasurement of the Company’s U.S. net deferred tax assets. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.

As of December 31, 2017, the Company is no longer subject to U.S federal income tax examinations for years before 2014 and with few exceptions to state examinations before 2014.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provisions for income taxes is required in the Company's consolidated financial statements as of December 31, 2017. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

During the first quarter of 2015, management was notified that the Company's TRS was going to be examined by the State of Florida Department of Revenue for the tax years ended December 31, 2009 through 2013. The examination was closed in 2016 and no adjustments were required.

Organizational and Offering Costs

The Company expenses organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity as shares are sold. For offering costs incurred prior to potential share offerings, these costs are initially recorded in deferred costs on the balance sheet and then recorded as a reduction to additional paid-in capital as shares are sold through the subsequent share offering. As of December 31, 2017 and 2016, the Company had $0 and $0 recorded in deferred costs related to deferred offering costs, respectively.

Segment Information

Management evaluates the Company's hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers.

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective approach. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We adopted the new accounting guidance on January 1, 2018 on a modified retrospective basis, which requires a cumulative effect adjustment. The Company has finalized its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company's hotel revenues, the pattern of revenue recognition is not expected to change and we did not recognize any cumulative effect adjustment. Furthermore, we do not expect the updated accounting guidance to materially impact the recognition of or the accounting for disposition of hotels, since we primarily dispose of hotels to third parties in exchange for cash with few contingencies.

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

On August 26, 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with earlier adoption permitted and is to be applied on a retrospective basis. The Company has certain cash payments and receipts related to debt extinguishment and distributions from equity method investments that will be affected by the new standard. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact to our consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and all other entities for fiscal years beginning after December 15, 2018 and is to be applied on a retrospective basis. This standard addresses presentation of restricted cash in the consolidated statements of cash flows only and will have no effect on our reported consolidated financial condition or results of operations.

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

3.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Hilton Garden Inn Portsmouth ("Portsmouth") hotel in Portsmouth, NH for $43.4 million on September 20, 2017, the Courtyard Summerville ("Summerville") hotel in Summerville, SC for $20.2 million on November 15, 2017 and the Embassy Suites Springfield Embassy ("Springfield") hotel in Springfield, VA for $68.1 million on December 6, 2017. No acquisitions were completed in 2016. The allocation of the purchase price of each of the hotels acquired by the Company in 2017, based on the fair value on the date of its acquisition, was (in thousands):

	HGI Portsmouth	CY Summerville	ES Springfield	Total
Acquisition date	9/20/2017	11/15/2017	12/6/2017
Number of rooms (unaudited)	131	96	219	446
Land	$3,600	$2,500	$7,700	$13,800
Building and improvements	37,630	16,923	58,807	113,360
Furniture, fixtures and equipment	2,120	730	1,490	4,340
Cash	8	1	3	12
Accounts receivable	32	1	—	33
Prepaid expenses and other assets	12	28	129	169
Accounts payable and accrued expenses	(27)	(1)	(51)	(79)
Net assets acquired, net of cash	$43,367	$20,181	$68,075	$131,623

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. The Company incurred acquisition costs of $0.5 million and $1.5 million, respectively, during the years ended December 31, 2016 and 2015 which are included in Other charges in the Consolidated Statement of Operations. Property acquisition costs incurred during 2016 related to prior acquisitions for which final amounts were more than previously accrued. Property acquisition costs of $0.7 million were capitalized in 2017.

The amount of revenue and operating income from the hotels acquired in 2017 from their respective date of acquisition through December 31, 2017 is as follows (in thousands):

	For the Year Ended December 31, 2017
	Revenue	Operating Income

Hilton Garden Inn Portsmouth, NH	$2,453	$1,116
Courtyard Summerville, SC	$384	$152
Embassy Suites Springfield, VA	$674	$161
Total	$3,511	$1,429

Pro Forma Financial Information (unaudited)
The following condensed pro forma financial information presents the unaudited results of operations as if the acquisition of the hotels acquired during the year ended December 31, 2015 had taken place on January 1, 2014. There were no hotels acquired in 2016. Supplemental pro forma earnings were adjusted to exclude $0.7 million of acquisition-related costs incurred in the year ended December 31, 2015. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what actual results of operations would have been had the acquisitions taken place on January 1, 2014, nor do they purport to represent the results of operations for future periods (in thousands, except share and per share data).

For the year ended
December 31,
2015
Pro forma total revenue	$292,908
Pro forma net income	$32,137
Pro forma income per share:
Basic	$0.85
Diluted	$0.84
Weighted average common shares outstanding
Basic	37,917,871
Diluted	38,322,285

As a result of the properties being treated as acquired as of January 1, 2014, the Company assumed approximately 38,308,937 shares were issued as of January 1, 2014 to fund the acquisition of the properties. Consequently, the weighted average shares outstanding was adjusted to reflect the treatment of these assumed additional shares as issued outstanding as of the beginning of the periods presented.
On August 29, 2017, the Company purchased a parcel of land in Los Angeles county for $6.5 million.

On October 18, 2017, the Company entered into an agreement to acquire a additional hotel located in Summerville, SC for $20.8 million. This transaction is expected to close in the second quarter of 2018, subject to satisfactory completion of due diligence and customary closing conditions. The Company intends to fund the purchase price with available cash and borrowings under the Company's unsecured revolving credit facility.

4.    Disposition of Hotel Properties
On December 20, 2017, the Company sold the Homewood Suites by Hilton Carlsbad (North San Diego County) for $33.0 million and recognized a gain on sale of a hotel property of $3.3 million. The buyer assumed the mortgage loan secured by the hotel of $20.0 million. Proceeds from the sale were used to repay amounts outstanding on the Company's senior unsecured revolving credit facility. This sale did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results, and therefore, did not qualify to be reported as discontinued operations.
For the years ended December 31, 2017, 2016 and 2015, the Company's Consolidated statements of operations included operating income of $2.8 million, $2.5 million and $3.4 million, respectively related to the Homewood Suites by Hilton Carlsbad (North San Diego County).

5.    Investment in Hotel Properties
Investment in hotel properties as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Land and improvements	$291,054	$274,554
Building and improvements	1,140,477	1,045,880
Furniture, fixtures and equipment	63,443	50,495
Renovations in progress	13,262	10,067
	1,508,236	1,380,996
Less: accumulated depreciation	(188,154)	(147,902)
Investment in hotel properties, net	$1,320,082	$1,233,094
During the year ended December 31, 2017, the Company identified indicators of impairment at its Washington SHS, PA hotel, primarily due to decreased operating performance and continued economic weakness. As such, the Company was required to perform a test of recoverability. This test compared the sum of the estimated future undiscounted cash flows attributable to the hotel over our remaining anticipated holding period and its expected value upon disposition to our carrying value for the hotel. The Company determined that the estimated undiscounted future cash flow attributable to the hotel did not exceed its carrying value and an impairment existed. As a result, the Company recorded a $6.7 million impairment charge in the consolidated statements of operations during the year ended December 31, 2017. Fair value was determined based on a discounted cash flow model using our estimates of future cash flows and third-party market data, considered Level 3 inputs. We may record additional impairment charges if operating results of this hotel are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period.
6.    Investment in Unconsolidated Entities
On April 17, 2013, the Company acquired a 5.0% interest in the Torrance JV with Cerberus for $1.6 million. The Torrance JV acquired the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $31.0 million. The Company accounted for this investment under the equity method. During the years ended December 31, 2017 and 2016, the Company received cash distributions from the Torrance JV as follows (in thousands):

	For the year ended
	December 31,
	2017	2016
Cash generated from other activities and excess cash	$—	$—
Total	$—	$—
On December 30, 2015, the Torrance JV completed the sale of the 248-room (unaudited) Residence Inn by Marriott in Torrance, CA for $51.8 million to BRE Torrance Holdco LLC ("BRE"). The gain from the Company's promote interest in the Torrance JV was approximately $3.6 million which was recorded in Income (loss) on sale from unconsolidated real estate entities in the Consolidated Statement of Operations.

On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the operating partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of December 31, 2017 and December 31, 2016, the Company's share of partners' capital in the NewINK JV is approximately $51.8 million and $10.1 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $58.4 million and $16.1 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the years ended December 31, 2017 and 2016, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the year ended
	December 31,
	2017	2016
Cash generated from other activities and excess cash	$2,518	$4,728
Total	$2,518	$4,728

On November 17, 2014, the Company acquired a 10.0% interest in Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 90.0% interest in the Inland JV. The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of December 31, 2017 and 2016, the Company's share of partners capital in the Inland JV was approximately $35.5 million and $20.4 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $11.1 million and $0.0 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the Inland JV. During the years ended December 31, 2017 and 2016, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the year ended
	December 31,
	2017	2016
Cash generated from other activities and excess cash	$700	$2,500
Total	$700	$2,500

On May 9, 2017, the NewINK JV refinanced the $840.0 million loan collateralized by the 47 hotels with a new $850.0 million loan. The new non-recourse loan is with Morgan Stanley Bank, N.A. The new loan bears interest at a rate of LIBOR plus a spread of 2.79%, has an initial maturity of June 7, 2019 and three one-year extension options.

On June 9, 2017, the Inland JV refinanced the $817.0 million loan collateralized by the 48 hotels with a new $780.0 million non-recourse loan with Column Financial, Inc. On June 9, 2017, the Company contributed an additional $5.0 million of capital related to its share in the Inland JV to reduce the debt collateralized by the 48 hotels and fund capital reserves and deferred financing costs. The new loan bears interest at a rate of LIBOR plus a spread of 3.3%, has an initial maturity of July 9, 2019 and three one-year extension options.

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or CLNS calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. In connection with (i) the non-recourse mortgage loan secured by the NewINK JV properties and the related non-recourse mezzanine loan secured by the membership interests in the owners of the NewINK JV properties  and (ii)  the non-recourse mortgage loan secured by the Inland JV properties, the Operating Partnership provided the applicable lenders with customary environmental indemnities, as well as  guarantees of certain customary non-recourse carveout provisions such as fraud, material and intentional misrepresentations and misapplication of funds.  In some circumstances, such as the bankruptcy of the applicable borrowers, the  guarantees are for the full amount of the outstanding debt, but in most circumstances,  the guarantees are capped at 15% of the debt outstanding at the time in question (in the case of the NewINK JV loans) or 20% of the debt outstanding at the time in question (in the case of the Inland JV loans).  In connection with each of the NewINK JV and Inland JV loans, the Operating Partnership has entered into a contribution agreement with its JV partner whereby the JV partner is, in most cases, responsible to cover such JV partner’s pro rata share of  any amounts due by the Operating Partnership under the applicable guarantees and environmental indemnities. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. CLNS may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investments in the NewInk JV and the Inland JV are $(6.6) million and $24.4 million, respectively, at December 31, 2017. The following tables sets forth the total assets, liabilities, equity and components of net income (loss), including the Company’s share, related to all JVs for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Balance Sheet
	December 31, 2017	December 31, 2016	December 31, 2015
Assets
Investment in hotel properties, net	$2,363,726	$1,849,295	$1,857,497
Other assets	130,910	143,769	206,894
Total Assets	$2,494,636	$1,993,064	$2,064,391

Liabilities
Mortgages and notes payable	$1,597,351	$1,656,949	$1,657,000
Other Liabilities	38,773	34,567	35,807
Total Liabilities	1,636,124	1,691,516	1,692,807

Equity
Chatham Lodging Trust	87,326	30,428	37,633
Joint Venture Partner	771,186	271,120	333,951
Total Equity	858,512	301,548	371,584
Total Liabilities and Equity	$2,494,636	$1,993,064	$2,064,391

	For the year ended
Statement of Operations	December 31,
	2017	2016	2015
Revenue	$487,174	$484,708	$497,698
Total hotel operating expenses	294,280	289,569	290,123
Hotel operating income	$192,894	$195,139	$207,575
Net income (loss) from continuing operations	$(107)	$964	$19,241
Loss on sale of hotels	$—	$—	$—
Net income (loss)	$(107)	$964	$19,241

Income (loss) allocable to the Company	$7	$118	$1,811
Basis difference adjustment	$1,575	$600	$600
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$1,582	$718	$2,411

7.    Debt
The Company's mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	12/31/17 Property Carrying Value	Balance Outstanding as of
				December 31, 2017	December 31, 2016
Senior Unsecured Revolving Credit Facility (1)	4.17%	November 25, 2019	$—	$32,000	$52,500
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	19,222	13,762	14,141
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,958	28,469	29,026
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	32,173	16,253	16,575
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,287	22,251	22,699
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,371	18,375	18,758
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,199	22,437	22,864
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	67,418	45,462	46,206
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	38,643	33,160	33,674
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	79,584	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	86,974	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	63,012	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	55,162	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	36,393	30,000	30,000
Hilton Garden Inn Marina del Rey, CA (2)	4.68%	July 6, 2024	41,906	21,760	22,145
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	12,191	16,225	16,225
Homewood Suites by Hilton Carlsbad, CA	4.32%	December 6, 2024	—	—	19,950
Hampton Inn & Suites Houston Medical Cntr., TX	4.25%	January 6, 2025	15,116	18,300	18,300
Total debt before unamortized debt issue costs			$691,609	$540,454	$585,063
Unamortized mortgage debt issue costs				(2,138)	(2,240)
Total debt outstanding				538,316	582,823

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
At December 31, 2017 and 2016, the Company had $32.0 million and $52.5 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At December 31, 2017, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2017 and 2016 was $506.6 million and $516.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2017, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2017 and 2016 was $32.0 million and $52.5 million, respectively.
As of December 31, 2017, the Company was in compliance with all of its financial covenants. At December 31, 2017, the Company’s consolidated fixed charge coverage ratio was 3.2 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of December 31, 2017, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2018	$5,041
2019	38,992
2020	9,536
2021	21,945
2022	9,954
Thereafter	454,986
Total	$540,454

8.    Income Taxes
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Current:
Federal	$—	$56	$129
State	—	69	131
Current tax expense	$—	$125	$260

Deferred:
Federal	350	(380)	—
State	46	(46)	—
Deferred tax (expense) benefit	396	(426)	—
Total tax (expense) benefit	$396	$(301)	$260

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Book income (loss) before income taxes of the TRS	$(4,261)	$974	$2,384

Statutory rate of 34% applied to pre-tax income	$(1,449)	$331	$810
Effect of state and local income taxes, net of federal tax benefit	(108)	38	97
Tax reform impact	644	—	—
Provision to return adjustment	5	(406)	211
Permanent adjustments	13	16	140
Change in valuation allowance	1,289	(299)	(998)
Other	2	19	—
Total income tax (benefit) expense	$396	$(301)	$260

Effective tax rate	(9.29)%	(30.90)%	10.91%

On December 22, 2017, the TCJA was enacted. The TCJA includes a number of changes to the existing U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the TCJA being signed into law, the net deferred tax assets before valuation allowance were reduced by $0.6 million with a corresponding net adjustment to current year tax expense for the remeasurement of the Company’s U.S. net deferred tax assets. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.
At December 31, 2017, our TRS had a gross deferred tax asset associated with future tax deductions of $30.0 thousand. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2017 and 2016 are as follows (in thousands):

	For the year ended
	December 31,
	2017	2016
Total deferreds:
Allowance for doubtful accounts	$51	$59
Accrued compensation	505	627
AMT credit	30	65
Total book to tax difference in partnership	(579)	(404)
Net operating loss	1,312	79
Valuation allowance	(1,289)	—
Net deferred tax asset	$30	$426
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2018. As of December 31, 2017, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance.

9.    Dividends Declared and Paid
The Company declared regular common share dividends of $1.32 per share and distributions on LTIP units of $1.32 per unit for the year ended December 31, 2017. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Unrecap. Sec. 1250 Gain
January	1/31/2017	2/24/2017	0.11	0.11	0.1042	$0.0058
February	2/28/2017	3/31/2017	0.11	0.11	0.1042	0.0058
March	3/31/2017	4/28/2017	0.11	0.11	0.1042	0.0058
1st Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

April	4/28/2017	5/26/2017	$0.11	$0.11	$0.1042	$0.0058
May	5/26/2017	6/30/2017	0.11	0.11	0.1042	0.0058
June	6/30/2017	7/28/2017	0.11	$0.11	0.1042	$0.0058
2nd Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

July	7/31/2017	8/25/2017	$0.11	$0.11	$0.1042	$0.0058
August	8/31/2017	9/29/2017	0.11	0.11	0.1042	0.0058
September	9/29/2017	10/27/2017	$0.11	0.11	$0.1042	0.0058
3rd Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

October	10/31/2017	11/24/2017	$0.11	$0.11	$0.1042	$0.0058
November	11/30/2017	12/29/2017	0.11	0.11	0.1042	0.0058
December	12/29/2017	1/26/2018	$0.11	$0.11	$0.1042	0.0058
4th Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

Total 2017			$1.32	$1.32	$1.2504	$0.0696

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital
Special	1/15/2016	1/29/2016	$0.08	$0.08	$0.072	$0.008
January	1/29/2016	2/26/2016	$0.10	$0.10	$0.090	$0.010
February	2/29/2016	3/25/2016	0.10	0.10	0.090	0.010
March	3/31/2016	4/29/2016	0.11	0.11	0.099	0.011
1st Quarter 2016			$0.39	$0.39	$0.351	$0.039

April	4/29/2016	5/27/2016	$0.11	$0.11	$0.099	$0.011
May	5/31/2016	6/24/2016	0.11	0.11	0.099	0.011
June	6/30/2016	7/29/2016	0.11	$0.11	0.099	0.011
2nd Quarter 2016			$0.33	$0.33	$0.297	$0.033

July	7/29/2016	8/26/2016	$0.11	$0.11	$0.099	$0.011
August	8/31/2016	9/30/2016	0.11	0.11	0.099	0.011
September	9/30/2016	10/28/2016	$0.11	0.11	$0.099	$0.011
3rd Quarter 2016			$0.33	$0.33	$0.297	$0.033

October	10/31/2016	11/25/2016	$0.11	$0.11	$0.099	$0.011
November	11/30/2016	12/30/2016	0.11	0.11	0.099	0.011
December	12/30/2016	1/27/2017	$0.11	$0.11	$0.099	$0.011
4th Quarter 2016			$0.33	$0.33	$0.297	$0.033

Total 2016			$1.38	$1.38	$1.242	$0.138

For the year ended December 31, 2017, approximately 94.7% of the distributions paid to stockholders were considered ordinary income and approximately 5.3% were considered section 1250 unrecaptured gain. For the year ended December 31, 2016, approximately 90.0% of the distributions paid to stockholders were considered ordinary income and approximately 10.0% were considered returns of capital for federal income tax purposes. A special dividend payment of $0.08 per share was authorized by the Company's Board of Trustees and declared by the Company on December 31, 2015. This special dividend was paid on January 29, 2016 to shareholders of record on January 15, 2016 and is taxable to shareholders in 2016.

10.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2017, 45,375,266 common shares were outstanding.
Common share offerings of the Company consisted of the following from inception through December 31, 2017:

Type of Offering (1)	Date	Shares Issued	Price per Share	Gross Proceeds (in thousands)	Net Proceeds (in thousands)
Initial public offering	4/21/2010	8,625,000	$20.00	$172,500	$158,700
Private placement offering (2)	4/21/2010	500,000	20.00	10,000	10,000
Follow-on common share offering	2/8/2011	4,000,000	16.00	64,000	60,300
Over-allotment option	2/8/2011	600,000	16.00	9,600	9,100
Follow-on common share offering	1/14/2013	3,500,000	14.70	51,400	48,400
Over-allotment option	1/31/2013	92,677	14.70	1,400	1,300
Follow-on common share offering	6/18/2013	4,500,000	16.35	73,600	70,000
Over-allotment option	6/28/2013	475,823	16.35	7,800	7,400
Follow-on common share offering	9/30/2013	3,250,000	18.35	59,600	56,700
Over-allotment option	10/11/2013	487,500	18.35	8,900	8,500
Follow-on common share offering	9/24/2014	6,000,000	21.85	131,100	125,600
Over-allotment option	9/24/2014	900,000	21.85	19,700	18,900
Follow-on common share offering	1/27/2015	3,500,000	30.00	105,000	103,300
Over-allotment option	1/27/2015	525,000	30.00	15,750	15,500
Follow-on common share offering	11/9/2017	5,000,000	21.90	$109,500	$108,700
		41,956,000		$839,850	$802,400
(1) Excludes any shares issued pursuant to the Company's ATM Plans or DRSPPs (each as defined below).

(2) The Company sold 500,000 common shares to Jeffrey H. Fisher, the Company’s Chairman, President and Chief Executive Officer (“Mr. Fisher”) in a private placement concurrent with its IPO.

In January 2014, we established a $25 million dividend and reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior expiring program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. As of December 31, 2017 and December 31, 2016, respectively, we had issued 741,730 and 29,333 shares under the DRSPPs at a weighted average price of $21.00 and $21.22 per share, respectively. As of December 31, 2017, there were common shares having a maximum aggregate sales price of approximately $50.0 million available for issuance under the New DRSPP.

In January 2014, the Company established the Prior ATM Plan whereby, from time to time, the Company may publicly offer and sell up to $50 million of its common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act, with Cantor Fitzgerald & Co. acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo

Securities, LLC ("Wells Fargo") as sales agents. As of December 31, 2017 and December 31, 2016, respectively, we had issued 2,147,695 and 880,820 shares under the ATM Plans at a weighted average price of $21.87 and $23.54 per share, respectively, in addition to the offerings above. As of December 31, 2017, there were common shares having a maximum aggregate sales price of approximately $100.0 million available for issuance under the ATM Plan.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2017 and 2016.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2017 and 2016, there were no Operating Partnership common units held by unaffiliated third parties.

At December 31, 2017 and 2016, an aggregate of 257,775 and 257,775 LTIP units, respectively, a special class of operating partnership units, were held by executive officers. The LTIP units receive per unit distributions equal to the per share distribution paid on common shares. Upon the closing of the Company's equity offering on September 30, 2013, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), and 26,250 LTIP units awarded in 2010 and held by one of the officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of these LTIP units have vested as of December 31, 2017 . As of June 4, 2014, the Company determined that a revaluation event occurred, as defined in the Code, and 231,525 LTIP units awarded in 2010 and held by the other two officers of the Company achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. 100% of the units have reached parity as of December 31, 2017. Accordingly, these LTIP units awarded in 2010 are allocated their pro-rata share of the Company's net income.

At December 31, 2017 and 2016, an aggregate of 356,933 and 222,585 Class A Performance LTIP units, respectively, were held by executive officers. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution per LTIP unit equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership. As of June 1 2017, the Company determined that a revaluation event occurred, as defined in the Code, and 118,791 and 128,859 LITP units awarded in 2016 and 2017, respectively, and held by six officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of December 31, 2017, 33% and 0% of these units awarded in 2016 and 2017, respectively, have vested. Accordingly, these LTIP units awarded in 2016 and 2017 are allocated their pro-rata share of the Company's net income.

At December 31, 2017 and 2016, an aggregate of 162,540 and 72,966 2016 Time-Based LTIP Unit Awards, respectively, a special class of operating partnership units, were held by executive officers. The 2017 Time-Based LTIP Unit Awards will vest ratably on each of March 1, 2018, March 1, 2019 and March 1, 2020. The 2016 Time-Based LTIP Unit Awards will vest ratably on each of January 28, 2017, January 28, 2018 and January 28, 2019. Prior to vesting, a holder is entitled to receive distributions on and to vote the LTIP Units that comprise the 2016 Time-Based LTIP Unit Awards.

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

	For the year ended
	December 31,
	2017	2016	2015
Numerator:
Net income	$29,478	$31,483	$32,966
Dividends paid on unvested shares and LTIP units	(235)	(189)	(151)
Net income attributable to common shareholders	$29,243	$31,294	$32,815
Denominator:
Weighted average number of common shares - basic	39,859,143	38,299,067	37,917,871
Effect of dilutive securities:
Unvested shares	253,123	183,808	404,414
Weighted average number of common shares - diluted	40,112,266	38,482,875	38,322,285
Basic income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.73	$0.82	$0.87
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.73	$0.81	$0.86
12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Class A Performance LTIP units, for which dividends are paid based on 10% of the declared amount until the Class A Performance LTIP units vest, at which time the remaining 90% of the dividends is paid. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2017, there were 1,871,942 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards
A summary of the restricted shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of December 31, 2017 are:

Award Type	Award Date	Total Shares Granted	Vested as of December 31, 2017
2014 Time-based Awards	1/31/2014	48,213	48,213
2014 Performance-based Awards	1/31/2014	38,805	12,935
2015 Time-based Awards	1/30/2015	40,161	26,774
2015 Performance-based Awards	1/30/2015	36,144	—
2015 Time-based Awards	6/1/2015	8,949	5,966
2017 Restricted Board Awards	1/11/2017	5,000	—
Time-based shares will vest over a three-year period. The performance-based shares will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
The Company measures compensation expense for time-based share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2014 and 2015, compensation expense is based on a valuation of $13.17 and $21.21, respectively, per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. The 2014 performance-based shares did not meet the vesting criteria for 2015 or 2016 causing the last two tranches of the 2014 performance grants not to be eligible for future vesting. Neither of the first two tranches of the 2015 performance grants vested.
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
A summary of the Company’s restricted share awards for the years ended December 31, 2017, 2016 and 2015 is as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	110,825	$22.05	170,480	$21.38	179,641	$14.92
Granted	5,000	20.20	—	—	85,254	26.59
Vested	(32,441)	25.77	(59,655)	20.14	(94,415)	13.80
Forfeited	(25,870)	13.17	—	—	—	—
Unvested at end of the period	57,514	$23.78	110,825	$22.05	170,480	$21.38

As of December 31, 2017 and 2016, there were $0.1 million and $0.9 million, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2017, these costs were expected to be recognized over a weighted–average period of approximately 1.1 years. For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $0.8 million, $1.3 million and $1.6 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP Unit awards for the years ended years ended December 31, 2017, 2016 and 2015 is as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	295,551	$14.36	183,300	$14.13	51,555	$15.18
Granted	223,922	19.20	112,251	14.73	183,300	14.13
Vested	(37,417)	14.73	—	—	(51,555)	(15.18)
Non-vested at end of period	482,056	$16.58	295,551	$14.36	183,300	$14.13

On April 21, 2010, the Company’s Operating Partnership granted 246,960 LTIP units to the Company’s executive officers pursuant to the Equity Incentive Plan, all of which are accounted for in accordance with FASB Codification Topic (“ASC”) 718, “Stock Compensation”. On September 9, 2010, the Company’s Operating Partnership granted 26,250 LTIP units to the Company’s then new Chief Financial Officer and 15,435 LTIP units granted to the Company’s former Chief Financial Officer were forfeited. These LTIP units vested ratably over a five year period beginning on the date of grant. All of these LTIP units have vested.

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
On March 1, 2017, the Company's Operating Partnership, upon recommendation of the Compensation Committee, granted 89,574 time-based awards (the "2017 Time-Based LTIP Unit Awards"). The grants were made pursuant to the award agreements that provided for time-based vesting.
The 2017 Time-Based LTIP Unit Awards will vest ratably on each March 1, 2018, March 1, 2019 and March 1, 2020 (provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient's death, disability, termination without cause or resignation with good reason, or in the event of a change in control of the Company). Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2017 Time-Based LTIP Unit Awards. Compensation expense is based on an estimated value of $18.53 per 2017 Time-Based LTIP Unit Award.

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

The 2016 Performance-Based LTIP Unit Awards shall vest based on the following:

(a) The number of Class A Performance LTIP Units that most nearly equals (but does not exceed) one-third of the Class A Performance LTIP Units issued pursuant to such 2016 Performance-Based LTIP Unit Award shall vest on January 28, 2017, if the Total Shareholder Return for the 12-month period beginning January 28, 2016 and ending on January 27, 2017 is 8% or more. These Performance-Based LTIP Unit Awards vested on January 27, 2017.

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

On March 1, 2017, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 134,348 performance-based awards (the "2017 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that provide for performance-based vesting. The 2017 Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term performance criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the vesting date, subject to acceleration of vesting in the event of the recipient's death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $19.65 per 2017 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.

The 2017 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2017 and ending on February 28, 2020. The 2017 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

	Relative TSR Hurdles (Percentile)	Payout Percentage
Threshold	25th	50%
Target	50th	100%
Maximum	75th	150%

Payouts at performance levels in between the hurdles will be calculated by straight-line interpolation. The TSR hurdles are based on the Company's performance relative to the average TSR for the companies included in the SNL US Hotel REIT Index. TSR will be calculated to include share price appreciation plus dividends assuming the reinvestment of dividends as calculated by a third-party such as SNL Financial. The Company will estimate the aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC 718, excluding the effect of estimate forfeitures, and will calculate the value at the grant date based on the probable outcome of the performance conditions.

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

The grant date fair value of the performance LTIP awards were determined using a Monte Carlo simulation method with the following assumptions (based on the three year risk free U.S. Treasury yield over the measurement period of the LTIP awards):

	Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate	Discount
Outperformance Plan	6/1/2015	26%	4.5%	0.95%	—%
2016 Time-Based LTIP Unit Awards	1/28/16	28%	—%	0.79%	7.5%
2016 Performance-Based LTIP Unit Awards	1/28/16	30%	5.8%	1.13%	—%
2017 Time-Based LTIP Unit Awards	3/1/17	24%	—%	0.92%	7.5%
2017 Performance-Based LTIP Unit Awards	3/1/17	25%	5.8%	1.47%	—%

The Company recorded $2.5 million, $1.2 million and $0.7 million in compensation expense related to the LTIP units for years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, there was $4.4 million and $2.6 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.9 years, which represents the weighted average remaining vesting period of the LTIP units. As of June 1, 2017, the Company determined that a revaluation event occurred as defined in the Code, and 112,251 and 223,922 LTIP units awarded in 2016 and 2017, respectively, and held by six officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of December 31, 2017, 33% and 0% of these units awarded in 2016 and 2017, respectively, have vested. Accordingly, these LTIP units awarded in 2010, 2016 and 2017 were allocated their pro-rata share of the Company's net income. The cumulative number of LTIPs that have achieved full parity are 593,948 of the total LTIPs granted of 777,248.

Board of Trustee Share Compensation
For 2017, 2016 and 2015, each independent trustee was compensated $0.1 million for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 50% in the form of shares. In January 2017, 2016 and 2015, the Company issued 23,980, 26,488 and 16,542 common shares, respectively, to its independent trustees as compensation for services performed in 2016, 2015 and 2014, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 16, 2018, the Company distributed 21,670 common shares to its independent trustees for services performed in 2017.
13.    Commitments and Contingencies
Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in a class action lawsuit pending in the Santa Clara County Superior Court. The class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473. The class action relates to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaint alleges various wage and hour law violations  based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of December 31, 2017, included in accounts payable and expenses is $0.2 million which represents an estimate of the Company’s exposure to the litigation and is also its estimated maximum possible loss that the Company may incur.

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
At the Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2017 under these leases amounted to approximately $26,000 per quarter.
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

Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2017, for each of the next five calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2018	$1,217	$772
2019	1,220	792
2020	1,267	812
2021	1,273	832
2022	1,276	853
Thereafter	68,178	3,310
Total	$74,431	$7,371

(1) Other leases included ground, garage and air rights leases at our hotels.
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

As of December 31, 2017, terms of the Company's management agreements are (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	IHM	3.0%	$1,500	$1,000	1.0%
Springhill Suites Washington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	—	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	—	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	876	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	876	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mission Valley	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	1,500	1,000	1.0%
Courtyard Summerville	IHM	3.0%	1,500	1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $9.9 million, $9.4 million and $8.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Incentive management fees paid to IHM for the years ended years ended December 31, 2017, 2016 and 2015 were $0.2 million, $0.3 million and $0.3 million, respectively. There have been no incentive management fees accrued or paid to Concord.

Franchise Agreements
The Company’s TRS Lessees have entered into hotel franchise agreements with Promus Hotels, Inc., a subsidiary of Hilton, Hampton Inns Franchise, LLC, Marriott International, Inc., Hyatt Hotels, LLC and Hilton Garden Inns Franchise, LLC.
Terms of the Company's franchise agreements are as of December 31, 2017:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2020
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	5.5%	4.3%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	3% to 5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Courtyard West University Houston	5.5%	2.0%	2029
Residence Inn West University Houston	6.0%	2.5%	2024
Hilton Garden Inn Burlington	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	3% to 5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	3% to 6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	5.5%	4.0%	2037
Courtyard Summerville	6.0%	2.5%	2037
Embassy Suites Springfield	5.5%	4.0%	2037

Franchise and marketing/program fees totaled approximately $23.2 million, $22.4 million and $21.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
14.    Related Party Transactions
Mr. Fisher owns 51% of IHM. As of December 31, 2017, the Company had hotel management agreements with IHM to manage 40 of its wholly owned hotels. As of December 31, 2017, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2017, 2016 and 2015 were $9.9 million, $9.2 million and $8.5 million, respectively. At December 31, 2017 and 2016, the amounts due to IHM were $1.2 million and $0.9 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2017, 2016 and 2015 were $0.2 million, $0.3 million and $0.3 million, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the NewINK and Inland JVs and an entity Castleblack Owner Holding, LLC. ("Castleblack") which is 97.5% owned by affiliates of CLNS and 2.5% owned by Mr. Fisher. These costs relate primarily to corporate payroll costs at the NewINK and Inland JVs where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expenses for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the years ended December 31, 2017, 2016 and 2015 were $6.8 million, $6.9 million and $4.7 million, respectively.

15.    Quarterly Operating Results (unaudited)

	Quarter Ended - 2017
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$69,222	$77,909	$81,404	$70,321
Total operating expenses	57,195	67,000	61,044	60,579
Operating income	12,027	10,909	20,360	9,742
Net income attributable to common shareholders	4,613	5,034	14,393	5,438
Income per common share, basic (1)	0.12	0.13	0.36	0.12
Income per common share, diluted (1)	0.12	0.13	0.36	0.12

Weighted average number of common shares outstanding:
Basic	38,361,113	38,525,306	39,298,974	43,205,683
Diluted	38,573,928	38,749,661	39,550,494	43,522,022

	Quarter Ended - 2016
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$68,850	$78,001	$79,733	$67,236
Total operating expenses	57,861	59,429	60,275	57,319
Operating income	10,989	18,572	19,458	9,917
Net income attributable to common shareholders	3,300	12,168	13,355	2,660
Income per common share, basic (1)	0.09	0.32	0.35	0.07
Income per common share, diluted (1)	0.08	0.31	0.34	0.07

Weighted average number of common shares outstanding:
Basic	38,274,448	38,299,132	38,307,382	38,315,040
Diluted	38,671,129	38,734,987	38,768,638	38,525,598

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

16.    Subsequent Events

In January 2018, the Company issued 460,738 shares under the New DRSPP at a weighted average price of $22.62 per share, which generated $10.4 million of gross proceeds.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$4,999	$1,834	$12,199	$14,033	$12,199	$2,337	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	16,225	1,470	10,555	48	1,440	1,518	11,995	13,513	11,995	2,457	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	3,475	3,519	17,435	20,954	17,435	3,331	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	3,136	1,537	12,436	13,973	12,436	2,340	1998	(1)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	—	2,500	7,583	29	1,647	2,529	9,230	11,759	9,230	1,964	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	1,225	1,417	10,600	12,017	10,600	2,259	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	18,300	3,200	12,709	56	1,547	3,256	14,256	17,512	14,256	2,724	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,151	2,200	19,916	22,116	19,916	3,888	2004	(1)
Courtyard Altoona - Altoona, PA	2010	—	—	10,730	—	1,002	—	11,732	11,732	11,732	2,379	2001	(1)
SpringHill Suites Washington - Washington, PA	2010	—	1,000	10,692	—	(5,604)	1,000	5,088	6,088	5,088	2,302	2000	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	6,724	2,200	24,401	26,601	24,401	4,732	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	13,762	—	20,281	9	3,063	9	23,344	23,353	23,344	4,555	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	33,160	7,109	35,484	—	1,792	7,109	37,276	44,385	37,276	6,263	2003	(1)
Residence Inn Mission Valley - San Diego, CA	2011	28,469	9,856	39,535	—	715	9,856	40,250	50,106	40,250	6,549	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	16,253	5,999	24,764	7	4,725	6,006	29,489	35,495	29,489	4,915	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	28	5,572	6,111	27,635	33,746	27,635	5,010	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	22,251	5,752	28,917	—	269	5,752	29,186	34,938	29,186	4,732	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	217	4,315	22,881	27,196	22,881	2,877	2011	(1)
Courtyard Houston - Houston, TX	2013	18,375	5,600	27,350	—	1,743	5,600	29,093	34,693	29,093	3,453	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	22,437	3,000	35,576	—	264	3,000	35,840	38,840	35,840	4,098	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	76	1,904	12,426	14,330	12,426	1,371	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	461	4,105	23,561	27,666	23,561	2,631	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	45,462	13,800	56,957	—	1,795	13,800	58,752	72,552	58,752	6,277	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	30,000	2,400	36,050	—	1,297	2,400	37,347	39,747	37,347	3,915	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	64,800	42,652	45,846	—	366	42,652	46,212	88,864	46,212	10,955	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	70,700	46,474	50,380	—	632	46,474	51,012	97,486	51,012	12,108	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	48,600	38,420	31,352	—	450	38,420	31,802	70,222	31,802	7,523	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	37,900	22,019	31,813	—	7,642	22,019	39,455	61,474	39,455	8,153	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	1,559	3,700	27,859	31,559	27,859	2,293	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	1,675	2,413	23,229	25,642	23,229	1,873	2000	(1)
Courtyard West University - Houston, TX	2014	—	2,012	17,916	—	432	2,012	18,348	20,360	18,348	1,448	2004	(1)
Residence Inn West University - Houston, TX	2014	—	3,640	25,631	—	1,375	3,640	27,006	30,646	27,006	2,202	2004	(1)
Hilton Garden Inn Burlington - Burlington, MA	2014	—	4,918	27,193	—	1,443	4,918	28,636	33,554	28,636	2,364	1975	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	—	1,646	—	90,686	90,686	90,686	6,432	2009	(1)
Hilton Garden Inn Marina del Rey, CA	2015	21,760	—	43,210	—	461	—	43,671	43,671	43,671	2,518	2013	(1)
Residence Inn Dedham, MA	2015	—	4,230	17,304	—	37	4,230	17,341	21,571	17,341	1,068	1998	(1)
Residence Inn Ft. Lauderdale, FL	2015	—	9,200	24,048	—	753	9,200	24,801	34,001	24,801	1,453	2008	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life
Warner Center	2017	—	6,500	—	99	—	6,599	—	6,599	—	—		(1)
Hilton Garden Inn Portsmouth, NH	2017	—	3,600	37,630		214	3,600	37,844	41,444	37,844	267	2006	(1)
Courtyard Summerville, SC	2017	—	2,500	16,923		96	2,500	17,019	19,519	17,019	55	2014	(1)
Embassy Suites Springfield, VA	2017	—	7,700	58,807		224	7,700	59,031	66,731	59,031	—	2013	(1)

Grand Total(s)			$290,612	$1,078,584	$442	$61,736	$291,054	$1,140,320	$1,431,374	$1,140,320	$148,071

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2017	2016	2015	2014	2013	2012
Balance at the beginning of the year	$1,320,273	$1,306,192	$1,105,504	$654,560	$423,729	392,463
Acquisitions	133,660	—	187,032	444,233	222,273	26,979
Dispositions during the year	(33,053)	—	—	—	—	(951)
Capital expenditures and transfers from construction-in-progress	10,494	14,081	13,656	6,711	8,558	5,238
Investment in Real Estate	$1,431,374	$1,320,273	$1,306,192	$1,105,504	$654,560	$423,729

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$116,866	$83,245	$50,910	$28,980	$17,398	8,394
Depreciation and amortization	36,401	33,621	32,335	21,930	11,582	9,004
Dispositions during the year	$(5,196)	$—	$—	$—	$—	$—
Balance at the end of the year	$148,071	$116,866	$83,245	$50,910	$28,980	$17,398

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,431,531 as of December 31, 2017.