Form 10-Q
period 2018-03-31
Chatham Lodging Trust
filed 2018-05-01
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Shares of Beneficial Interest ($0.01 par value per share)	45,871,332

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Investment in hotel properties, net	$1,314,504	$1,320,082
Cash and cash equivalents	13,403	9,333
Restricted cash	25,398	27,166
Investment in unconsolidated real estate entities	23,491	24,389
Hotel receivables (net of allowance for doubtful accounts of $215 and $200, respectively)	5,293	4,047
Deferred costs, net	5,486	4,646
Prepaid expenses and other assets	5,555	2,523
Deferred tax asset, net	30	30
Total assets	$1,393,160	$1,392,216
Liabilities and Equity:
Mortgage debt, net	$505,179	$506,316
Revolving credit facility	34,000	32,000
Accounts payable and accrued expenses	31,775	31,692
Distributions and losses in excess of investments of unconsolidated real estate entities	7,458	6,582
Distributions payable	5,950	5,846
Total liabilities	584,362	582,436
Commitments and contingencies (Note 11)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2018 and December 31, 2017	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 45,869,600 and 45,375,266 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	459	450
Additional paid-in capital	882,586	871,730
Retained earnings (distributions in excess of retained earnings)	(81,311)	(69,018)
Total shareholders’ equity	801,734	803,162
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	7,064	6,618
Total equity	808,798	809,780
Total liabilities and equity	$1,393,160	$1,392,216
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2018	2017
Revenue:
Room	$66,251	$64,393
Food and beverage	2,098	1,502
Other	3,027	2,446
Cost reimbursements from unconsolidated real estate entities	2,657	2,494
Total revenue	74,033	70,835
Expenses:
Hotel operating expenses:
Room	14,553	13,505
Food and beverage	1,740	1,252
Telephone	459	409
Other hotel operating	721	599
General and administrative	6,033	5,654
Franchise and marketing fees	5,525	5,302
Advertising and promotions	1,565	1,331
Utilities	2,699	2,370
Repairs and maintenance	3,624	3,252
Management fees	2,437	2,247
Insurance	333	333
Total hotel operating expenses	39,689	36,254
Depreciation and amortization	12,036	12,004
Property taxes, ground rent and insurance	5,775	4,788
General and administrative	3,622	3,268
Other charges	(14)	—
Reimbursed costs from unconsolidated real estate entities	2,657	2,494
Total operating expenses	63,765	58,808
Operating income	10,268	12,027
Interest and other income	2	12
Interest expense, including amortization of deferred fees	(6,631)	(6,993)
Loss on sale of hotel property	(17)	—
Loss from unconsolidated real estate entities	(754)	(85)
Income before income tax expense	2,868	4,961
Income tax expense	—	(317)
Net income	2,868	4,644
Net income attributable to noncontrolling interests	(20)	(31)
Net income attributable to common shareholders	$2,848	$4,613

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 9)	$0.06	$0.12
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 9)	$0.06	$0.12
Weighted average number of common shares outstanding:
Basic	45,753,792	38,361,113
Diluted	46,022,690	38,573,928
Distributions declared per common share:	$0.33	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2017	38,367,014	$380	$722,019	$(45,657)	$676,742	$4,848	$681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $197	6,665	—	(63)	—	(63)	—	(63)
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	224	—	224	438	662
Dividends declared on common shares ($0.33 per share)	—	—	—	(12,686)	(12,686)	—	(12,686)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(207)	(207)
Reallocation of noncontrolling interest	—	—	164	—	164	(164)	—
Net income	—	—	—	4,613	4,613	31	4,644
Balance, March 31, 2017	38,402,659	$380	$722,844	$(53,730)	$669,494	$4,946	$674,440
Balance, January 1, 2018	45,375,266	$450	$871,730	$(69,018)	$803,162	$6,618	$809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $255	472,664	9	10,273	—	10,282	—	10,282
Amortization of share based compensation	—	—	64	—	64	728	792
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,141)	(15,141)	—	(15,141)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(283)	(283)
Reallocation of noncontrolling interest	—	—	19	—	19	(19)	—
Net income	—	—	—	2,848	2,848	20	2,868
Balance, March 31, 2018	45,869,600	$459	$882,586	$(81,311)	$801,734	$7,064	$808,798
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,868	$4,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,978	11,950
Amortization of deferred franchise fees	58	54
Amortization of deferred financing fees included in interest expense	239	260
Share based compensation	918	787
Loss from unconsolidated real estate entities	754	85
Changes in assets and liabilities:
Hotel receivables	(1,244)	(2,303)
Deferred tax asset	—	426
Deferred costs	(117)	(24)
Prepaid expenses and other assets	(3,041)	(2,435)
Accounts payable and accrued expenses	1,013	1,219
Net cash provided by operating activities	13,426	14,663
Cash flows from investing activities:
Improvements and additions to hotel properties	(6,947)	(5,053)
Distributions from unconsolidated entities	1,019	—
Net cash used in investing activities	(5,928)	(5,053)
Cash flows from financing activities:
Borrowings on revolving credit facility	53,000	16,000
Repayments on revolving credit facility	(51,000)	(12,000)
Payments on mortgage debt	(1,227)	(1,058)
Payment of financing costs	(931)	—
Payment of offering costs	(255)	(197)
Proceeds from issuance of common shares	10,537	134
Distributions-common shares/units	(15,320)	(12,805)
Net cash used in financing activities	(5,196)	(9,926)
Net change in cash, cash equivalents and restricted cash	2,302	(316)
Cash, cash equivalents and restricted cash, beginning of period	36,499	37,201
Cash, cash equivalents and restricted cash, end of period	$38,801	$36,885
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,195	$6,564
Cash paid for income taxes	$2	$6
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 16, 2018, the Company issued 21,670 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2017. On January 16, 2017, the Company issued 23,980 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2016.
As of March 31, 2018, the Company had accrued distributions payable of $5,950. These distributions were paid on April 27, 2018, except for $839 related to accrued but unpaid distributions on unvested performance based shares and LTIP units (See Note 8). As of March 31, 2017, the Company had accrued distributions payable of $4,831. These distributions were paid on April 28, 2017, except for $554 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $125 and $125 is included in accounts payable and accrued expenses as of March 31, 2018 and 2017, respectively.
Accrued capital improvements of $1,828 and $2,007 are included in accounts payable and accrued expenses as of March 31, 2018 and 2017, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended March 31, 2018, we issued no shares under the ATM Plan. As of March 31, 2018, we had issued 2,147,695 shares under the ATM Plans at a weighted average price of $21.87. As of March 31, 2018, there was approximately $100.0 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended March 31, 2018, we issued 466,497 shares under the New DRSPP at a weighted average price of $22.60, which generated $10.5 million of gross proceeds. As of March 31, 2018, we had issued 1,207,969 shares under the DRSPPs at a weighted average price of $21.62. As of March 31, 2018, there was approximately $39.5 million available for issuance under the New DRSPP.
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
As of March 31, 2018, the Company wholly owned 40 hotels with an aggregate of 6,020 rooms located in 15 states and the District of Columbia. As of March 31, 2018, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony NorthStar, Inc. ("CLNS"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of CLNS, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,401 rooms. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").
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

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of March 31, 2018, Island Hospitality Management LLC (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 40 of the Company’s wholly owned hotels. As of March 31, 2018, all of the NewINK JV hotels were managed by IHM. As of March 31, 2018, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Adopted Accounting Policies

On January 1, 2018, the Company adopted accounting guidance under Accounting Standards Codification (ASU) Topic 2014-09, "Revenue from Contracts with Customers" on a modified retrospective basis. Our current revenue streams are not affected under the new model and we did not recognize a cumulative effect adjustment as part of the modified retrospective method of adoption. Furthermore, the new accounting guidance will not materially impact the recognition of or the accounting for disposition of hotels, since we primarily dispose of hotels to third parties in exchange for cash with few contingencies. As it relates to capitalization of costs to acquire customer contracts, the Company has elected to use FASB’s practical expedient which allows us to expense costs to acquire customer contracts as they are incurred due to their short-term nature for a specified number of nights that never exceed one year. This guidance applies to all contracts as of the adoption date.
The Company has applied all relevant disclosures of this standard.

On January 1, 2018, the Company adopted accounting guidance under ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. The Company has certain cash payments and receipts related to debt extinguishment that will be affected by the new standard. The company has historically classified distributions received from equity method investments under the cumulative earnings approach. As such, no impact due to application of the new guidance. The Company has applied the new guidance on a retrospective basis.

On January 1, 2018, the Company adopted accounting guidance under ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard addresses presentation of restricted cash in the consolidated statements of cash flows only. Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrow reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company's loans. The Company has applied the new guidance on a retrospective basis.

Recently Issued Accounting Standards

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

3.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.2 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

4.    Investment in Hotel Properties

Investment in hotel properties as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land and improvements	$291,053	$291,054
Building and improvements	1,142,375	1,140,477
Furniture, fixtures and equipment	64,051	63,443
Renovations in progress	17,148	13,262
	1,514,627	1,508,236
Less: accumulated depreciation	(200,123)	(188,154)
Investment in hotel properties, net	$1,314,504	$1,320,082
During the year ended December 31, 2017, the Company identified indicators of impairment at its Washington PA SHS hotel, primarily due to decreased operating performance and continued economic weakness. As such, the Company was required to perform a test of recoverability. This test compared the sum of the estimated future undiscounted cash flow attributable to the hotel over its remaining anticipated holding period and its expected value upon disposition to our carrying value for the hotel. The Company determined that the estimated undiscounted future cash flow attributable to the hotel did not exceed its carrying value and an impairment existed. As a result, the Company recorded a $6.7 million impairment charge in the consolidated statements of operations during the year ended December 31, 2017. Fair value was determined based on a discounted cash flow model using our estimates of future cash flows and third-party market data, considered Level 3 inputs. We may record additional impairment charges if operating results of this hotel are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period. There were no impairments as of March 31, 2018.

5.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 89.7% interest in the NewINK JV. The values of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of March 31, 2018 and 2017, the Company’s share of partners’ capital in the NewINK JV was approximately $50.6 million and $46.6 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $58.1 million and $52.4 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the three months ended March 31, 2018 and 2017, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended
	March 31,
	2018	2017
Cash generated from other activities and excess cash	$719	$822
Total	$719	$822

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNS, which owns a 90.0% interest in the Inland JV.  The values of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of March 31, 2018 and 2017, the Company's share of partners' capital in the Inland JV was approximately $34.4 million and $28.2 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $10.9 million and $8.1 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The Company serves as managing member of the Inland JV. During the three months ended March 31, 2018 and 2017, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Cash generated from other activities and excess cash	$300	$—
Total	$300	$—

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

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or CLNS calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. In connection with (i) the non-recourse mortgage loan secured by the NewINK JV properties and the related non-recourse mezzanine loan secured by the membership interests in the owners of the NewINK JV properties  and (ii)  the non-recourse mortgage loan secured by the Inland JV properties, the Operating Partnership provided the applicable lenders with customary environmental indemnities, as well as  guarantees of certain customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds.  In some circumstances, such as the bankruptcy of the applicable borrowers, the guarantees are for the full amount of the outstanding debt, but in most circumstances,  the guarantees are capped at 15% of the debt outstanding at the time in question (in the case of the NewINK JV loans) or 20% of the debt outstanding at the time in question (in the case of the Inland JV loans).  In connection with each of the NewINK JV and Inland JV loans, the Operating Partnership has entered into a contribution agreement with its JV partner whereby the JV partner is, in most cases, responsible to cover such JV partner’s pro rata share of any amounts due by the Operating Partnership under the applicable guarantees and environmental indemnities. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. CLNS may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investment in the NewINK JV and the Inland JV were $(7.5) million and $23.5 million, respectively, at March 31, 2018 and $(6.6) million and $24.4 million, respectively, at December 31, 2017. The following table sets forth the combined components of net income (loss), including the Company’s share, related to all JVs for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended
	March 31,
	2018	2017
Revenue	$110,174	$108,574
Total hotel operating expenses	78,024	74,957
Operating income	$32,150	$33,617
Net income from continuing operations	$(11,401)	$(7,513)
Net loss	$(11,401)	$(7,513)

Loss allocable to the Company	$(1,153)	$(760)
Basis difference adjustment	399	675
Total loss from unconsolidated real estate entities attributable to the Company	$(754)	$(85)

6.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage and senior unsecured revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/18 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2018	December 31, 2017
Senior Unsecured Revolving Credit Facility (1)	3.80%	March 8, 2022	$—	$34,000	$32,000
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	19,030	13,662	13,762
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	46,511	28,321	28,469
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	31,987	16,168	16,253
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,125	22,132	22,251
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	32,209	18,274	18,375
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,472	22,323	22,437
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	66,982	45,262	45,462
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	38,208	33,022	33,160
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	78,893	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	86,144	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	62,486	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	55,768	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	36,099	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	41,642	21,657	21,760
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	13,133	16,159	16,225
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,007	18,247	18,300

Total debt before unamortized debt issue costs			$689,696	$541,227	$540,454
Unamortized mortgage debt issue costs				(2,048)	(2,138)
Total debt outstanding				$539,179	$538,316

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

At March 31, 2018 and December 31, 2017, the Company had $34.0 million and $32.0 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At March 31, 2018, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2018 and December 31, 2017 was $496.7 million and $506.6 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2018, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2018 and December 31, 2017 was $34.0 million and $32.0 million, respectively.

As of March 31, 2018, the Company was in compliance with all of its financial covenants. At March 31, 2018, the Company’s consolidated fixed charge coverage ratio was 3.2 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of March 31, 2018, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2018 (remaining nine months)	$4,556
2019	6,992
2020	9,536
2021	21,883
2022	43,954
2023	142,036
Thereafter	312,270
Total debt before unamortized debt issue costs	$541,227
Unamortized mortgage debt issue costs	(2,048)
Total debt outstanding	$539,179

7.    Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended
	March 31,
	2018	2017
Federal	$—	$271
State	—	46
Tax expense (benefit)	$—	$317
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2018. As of March 31, 2018, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance.

8.    Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended March 31, 2018. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2018	2/23/2018	$0.11	$0.11
February	2/28/2018	3/30/2018	0.11	0.11
March	3/29/2018	4/27/2018	0.11	0.11
1st Quarter 2018			$0.33	$0.33

Total 2018			$0.33	$0.33

9.    Earnings Per Share

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

	For the three months ended
	March 31,
	2018	2017
Numerator:
Net income attributable to common shareholders	$2,848	$4,613
Dividends paid on unvested shares and units	(63)	(42)
Undistributed earnings allocated to unvested shares and units	—	—
Net income attributable to common shareholders	$2,785	$4,571
Denominator:
Weighted average number of common shares - basic	45,753,792	38,361,113
Unvested shares	268,898	212,815
Weighted average number of common shares - diluted	46,022,690	38,573,928
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.06	$0.12
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.06	$0.12

10.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and outperformance based units, for which dividends on unvested performance based shares and units are not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2018 and 2017, the Company issued 21,670 and 23,980 common shares, respectively, to its independent trustees as compensation for services performed in 2017 and 2016, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days of 2017. The Company would have distributed 6,491 common shares for services performed in 2018 had this liability classified award been satisfied as of March 31, 2018. As of March 31, 2018, there were 1,405,529 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
A summary of the shares granted to executive officers that have not fully vested pursuant to the Equity Incentive Plan as of March 31, 2018 is as follows:

Award Type	Award Date	Total Shares Granted	Vested as of March 31, 2018
2015 Time-based Awards	1/30/2015	40,161	40,161
2015 Performance-based Awards	1/30/2015	36,144	12,048
2015 Time-based Awards	6/1/2015	8,949	5,966
2017 Restricted Board Awards	1/11/2017	5,000	1,666
Time-based share awards vest over a three-year period. The performance-based share awards will be issued and vest over a three-year period only if and to the extent that long-term performance criteria established by the Board of Trustees are met and the recipient remains employed by the Company through the vesting date.
The Company measures compensation expense for time-based share awards based upon the fair market value of its common shares at the date of grant. For the performance-based shares granted in 2015, compensation expense is based on a valuation of $21.21, per performance share granted, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period. The 2015 performance-based shares did not meet the vesting criteria for 2016 or 2017 causing those shares not to be eligible for future vesting.
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

A summary of the Company’s restricted share awards for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows:

	Three Months Ended		Year Ended
	March 31, 2018		December 31, 2017
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	57,514	$23.78	110,825	$22.05
Granted	—	—	5,000	20.20
Vested	(27,101)	25.77	(32,441)	25.77
Forfeited	(24,096)	$21.21	(25,870)	$13.17
Non-vested at end of the period	6,317	$23.78	57,514	$23.78

As of March 31, 2018 and December 31, 2017, there were $0.1 million and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2018, these costs were expected to be recognized over a weighted–average period of approximately 1.5 years. For the three months ended March 31, 2018 and 2017, the Company recognized approximately $0.1 million and $0.2 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

A summary of the Company's LTIP Unit awards for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows:

	Three Months Ended		Year Ended
	March 31, 2018		December 31, 2017
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	482,056	$16.58	295,551	$14.36
Granted	244,917	16.94	223,922	19.20
Vested	(67,275)	16.42	(37,417)	14.73
Non-vested at end of the period	659,698	$20.08	482,056	$16.58

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

Time-Based Equity Incentive Awards

On March 1, 2018, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 97,968 time-based awards (the “2018 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

A summary of time-based LTIP unit awards granted, as recommended by the Compensation Committee, are as follows:

Grant Date	Number of Shares Granted	Estimated Value Per Share	Vesting 1st Year Date	Vesting 2nd Year Date	Vesting 3rd Year Date

January 28, 2016	72,966	$16.69	1/28/2017	1/28/2018	1/28/2019
March 1, 2017	89,574	$18.53	3/1/2018	3/1/2019	3/1/2020
March 1, 2018	97,968	$16.83	3/1/2019	3/1/2020	3/1/2021

Time-based LTIP Unit Awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2018 Time-Based LTIP Unit Awards and the prior year LTIP unit Awards set forth in the table above.

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

The 2016 Performance-Based LTIP Unit Awards vest based on the following:

(a) The number of Class A Performance LTIP Units that most nearly equals (but does not exceed) one-third of the Class A Performance LTIP Units issued pursuant to such 2016 Performance-Based LTIP Unit Award shall vest on January 28, 2017, if the Total Shareholder Return for the 12-month period beginning January 28, 2016 and ending on January 27, 2017 is 8% or more. The units available for vesting did vest on January 28, 2017.

(b) The number of Class A Performance LTIP Units that most nearly equals (but does not exceed) one-third of the Class A Performance LTIP Units issued pursuant to such 2016 Performance-Based LTIP Unit Award shall vest on January 28, 2018, if the Total Shareholder Return for the 12-month period beginning January 28, 2017 and ending on January 27, 2018 is 8% or more. The units available for vesting did vest on January 28, 2018.

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

On March 1, 2017, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, granted 134,348 performance-based awards (the "2017 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that provide for performance-based vesting. The 2017 Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term performance criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $19.65 per 2017 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.

On March 1, 2018, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 146,949 performance-based awards (the "2018 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that provide for performance-based vesting. The 2018 Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term performance criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $17.02 per 2018 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term performance criteria are not met during the vesting period.

The 2017 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2017 and ending on February 28, 2020. The 2018 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2018 and ending on February 28, 2021. The 2017 and 2018 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

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

The grant date fair value of the performance LTIP awards were determined using a Monte Carlo simulation method with the following assumptions (based on the three-year risk free U.S. Treasury yield over the measurement period of the LTIP awards):

	Grant Date	Volatility	Dividend Yield	Risk Free Interest Rate	Discount
Outperformance Plan	6/1/2015	26%	4.5%	0.95%	—%
2016 Time-Based LTIP Unit Awards	1/28/2016	28%	—%	0.79%	7.5%
2016 Performance-Based LTIP Unit Awards	1/28/2016	30%	5.8%	1.13%	—%
2017 Time-Based LTIP Unit Awards	3/1/2017	24%	—%	0.92%	7.5%
2017 Performance-Based LTIP Unit Awards	3/1/2017	25%	5.8%	1.47%	—%
2018 Time-Based LTIP Unit Awards	3/1/2018	26%	—%	2.07%	7.5%
2018 Performance-Based LTIP Unit Awards	3/1/2018	26%	6.2%	2.37%	—%
The Company recorded $0.7 million and $0.4 million in compensation expense related to the LTIP units for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, there was $7.8 million and $4.4 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.4 years, which represents the weighted average remaining vesting period of the LTIP units. As of June 1, 2017, the Company determined that a revaluation event occurred, as defined in the Code, and 112,251 and 223,922 LTIP units awarded in 2016 and 2017, respectively, and held by six officers of the Company had achieved full parity with the common units of the Operating Partnership with respect to liquidating distributions and all other purposes. As of March 31, 2018, 66% and 33% of these time-based and performance based units awarded in 2016 and time-based units awarded 2017, respectively, have vested. Accordingly, these LTIP units awarded in 2010, 2016 and 2017 are allocated their pro-rata share of the Company's net income. The cumulative number of LTIPs that have achieved full parity are 593,948 of the total LTIPs granted of 1,022,165.

11.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two (2) related class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of March 31, 2018, included in accounts payable is $0.2 million which represents an estimate of the Company’s total exposure to the litigation and is also its estimated maximum possible loss that the Company may incur.

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

The Residence Inn New Rochelle is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2018 is approximately $26,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration date of December 31, 2067. Minimum monthly payments are currently approximately $47,500 per month and a percentage rent payment equal to 5% to 25% of gross income based on the type of income less the minimum rent is due in arrears.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garages leases and office lease as of March 31, 2018, for the remainder of 2018 and for each of the next five calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2018 (remaining nine months)	$953	$581
2019	1,273	792
2020	1,320	812
2021	1,326	832
2022	1,329	853
2023	1,332	873
Thereafter	69,225	2,436
Total	$76,758	$7,179

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

The company renewed six management agreements in 2017. The updated agreements are summarized as follows:

Property	Homewood Suites Billerica	Homewood Suites Bloomington	Homewood Suites Maitland	Homewood Suites Dallas	Homewood Suites Brentwood	Homewood Suites Farmington

Renewal Date	4/1/2017	4/1/2017	5/1/2017	5/1/2017	6/1/2017	8/1/2017
Original Management Fee	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Amended Management Fee	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Original Monthly Accounting Fee	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000
Amended Monthly Accounting Fee	$1,200	$1,200	$1,200	$1,200	$1,200	$1,200
Original Monthly Revenue Management Fee	$550	$550	$550	$550	$550	$550
Amended Monthly Revenue Management Fee	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000
Management fees totaled approximately $2.4 million and $2.2 million, respectively, for the three months ended March 31, 2018 and 2017, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $5.5 million and $5.3 million, respectively, for the three months ended March 31, 2018 and 2017.

12.    Related Party Transactions

Mr. Fisher owns 51% of IHM. As of March 31, 2018, the Company had hotel management agreements with IHM to manage all 40 of its wholly owned hotels. As of March 31, 2018, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2018 and 2017 were $2.4 million and $2.2 million, respectively. At March 31, 2018 and December 31, 2017, the amounts due to IHM were $1.4 million and $1.2 million, respectively.
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
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended March 31, 2018 and 2017 were $1.8 million and $1.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar amounts presented in this Item 2 are in thousands, except per share data, unless otherwise specified.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

Overview

We are a self-advised hotel investment company organized in October 2009 that commenced operations in April 2010. Our investment strategy is to invest in upscale extended-stay and premium-branded select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Hyatt Place®, Courtyard by Marriott®, SpringHill Suites by Marriott®, Hilton Garden Inn by Hilton®, Embassy Suites®, Hampton Inn® and Hampton Inn and Suites®.

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

At March 31, 2018, our leverage ratio was 33.6% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of March 31, 2018, we have total debt of $541.2 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be healthy.  Lodging industry performance is also impacted by room supply growth, which is currently increasing.  Overall U.S. room supply increased 1.8% in 2017, but supply in the Upscale segment, in which most of our hotels operate, increased by 6.0% in 2017.  Smith Travel Research is projecting U.S. hotel supply growth to increase 2.0% in 2018. Continued supply growth could negatively impact RevPAR growth. We are currently projecting a 2018 RevPAR change of -1.5% to +0.5% as compared to 2017.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Results of operations for the three months ended March 31, 2018 include the operating activities of our 40 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 38 hotels at January 1, 2017. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Portsmouth, NH on September 20, 2017, one hotel in Summerville, SC on November 15, 2017 and one hotel in Springfield, VA on December 6, 2017. We also sold a hotel in San Diego, CA on December 20, 2017.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017	% Change
Room	$66,251	$64,393	2.9%
Food and beverage	2,098	1,502	39.7%
Other	3,027	2,446	23.8%
Cost reimbursements from unconsolidated real estate entities	2,657	2,494	6.5%
Total revenue	$74,033	$70,835	4.5%
Total revenue was $74.0 million for the quarter ended March 31, 2018, up $3.2 million compared to total revenue of $70.8 million for the corresponding 2017 period. Total revenue related to the hotels acquired during 2017 contributed $5.6 million of the increase, while the sale of one hotel in 2017 reduced revenue by $1.5 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 89.5% and 90.9%, respectively, of total revenue for the quarters ended March 31, 2018 and 2017. Room revenue was $66.3 million and $64.4 million for the quarters ended March 31, 2018 and 2017, respectively, with $4.8 million of the increase in 2018 attributable to the hotels acquired during in 2017 and a loss of room revenue attributable to the one hotel sold in 2017 of $1.5 million. At the 37 comparable hotels owned by the Company throughout the 2017 and 2018 periods, room revenue was down $1.5 million or 2.4%, driven primarily by RevPAR decrease of 2.5%.
Food and beverage revenue was $2.1 million for the quarter ended March 31, 2018, up $0.6 million compared to $1.5 million for the corresponding 2017 period. Food and beverage revenue related to the hotels acquired in 2017 contributed $0.6 million of the increase.
Other operating revenue, comprised of meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $0.6 million for the three months ended March 31, 2018. Other operating revenue was $3.0 million and $2.4 million for the quarters ended March 31, 2018 and 2017, respectively. The increase related to the hotels acquired in 2017 contributed $0.2 million of the increase. The increase was primarily due to increases in parking and miscellaneous room income.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $2.7 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. The costs reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2018 and 2017 increased 3.5% and 3.4%, respectively, in the 2018 and 2017 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels decreased 2.4% and increased 1.2%, respectively, in the 2018 and 2017 periods as compared to the respective prior periods primarily due to lower growth in our specific markets primarily due to new supply.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of March 31, 2018 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2018		2017		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (38 hotels)	Same Property (40 hotels)	Actual (40/38 hotels)
Occupancy	75.6%	75.6%	76.6%	76.7%	(1.3)%	(1.4)%
ADR	$161.74	$161.74	$163.72	$163.26	(1.2)%	(0.9)%
RevPAR	$122.31	$122.31	$125.35	$125.26	(2.4)%	(2.4)%

RevPAR decreased 2.4% due to a decrease in ADR of 1.2% and a decrease in occupancy of 1.3%.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017	% Change
Hotel operating expenses:
Room	$14,553	$13,505	7.8%
Food and beverage	1,740	1,252	39.0%
Telephone	459	409	12.2%
Other	721	599	20.4%
General and administrative	6,033	5,654	6.7%
Franchise and marketing fees	5,525	5,302	4.2%
Advertising and promotions	1,565	1,331	17.6%
Utilities	2,699	2,370	13.9%
Repairs and maintenance	3,624	3,252	11.4%
Management fees	2,437	2,247	8.5%
Insurance	333	333	—%
Total hotel operating expenses	$39,689	$36,254	9.5%

Hotel operating expenses increased $3.4 million or 9.5% to $39.7 million for the three months ended March 31, 2018 from $36.3 million for the three months ended March 31, 2017. The increase was primarily due to the three hotels acquired in 2017 and increasing labor costs.
Room expenses, which are the most significant component of hotel operating expenses, increased $1.1 million or 7.8% from $13.5 million in 2017 to $14.6 million in the first quarter of 2018. The increase was primarily due to the three hotels acquired in 2017 and increasing labor costs.
The remaining hotel operating expenses increased $2.4 million, from $22.7 million in the first quarter of 2017 to $25.1 million in the first quarter of 2018. The increase was primarily due to the three hotels acquired in 2017.

Depreciation and Amortization

Depreciation and amortization expense remained level at $12.0 million for the three months ended March 31, 2017 and $12.0 million for the three months ended March 31, 2018. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $1.0 million from $4.8 million for the three months ended March 31, 2017 to $5.8 million for the three months ended March 31, 2018. The increase is due to both the three hotels that were acquired in 2017 and increases at our other properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units in the Operating Partnership. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $0.9 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively) increased $0.2 million to $2.7 million for the three months ended March 31, 2018 to $2.5 million in the three months ended March 31, 2017.

Other Charges

Other charges decreased from $0 for the three months ended March 31, 2017 to $14 thousand for the three months ended March 31, 2018.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of CLNS and 2.5% by Mr. Fisher, where the Company is the employer, were $2.7 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $10 thousand from $12 thousand for the three months ended March 31, 2017 to $2 thousand for the three months ended March 31, 2018.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.4 million from $7.0 million for the three months ended March 31, 2017 to $6.6 million for the three months ended March 31, 2018 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2018	March 31, 2017	% Change
Mortgage debt interest	$5,917	$6,186	(4.3)%
Credit facility interest and unused fees	472	547	(13.7)%
Amortization of deferred financing costs	242	260	(6.9)%
Total	$6,631	$6,993	(5.2)%

The decrease in interest expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily due to lower principal balances on our mortgage debt and the sale of the Carlsbad hotel which was encumbered by mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility decreased primarily due to a decrease in utilization of the credit facility for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Loss on Sale of Hotel Property

Loss on sale of hotel property increased $17 thousand for the three months ended March 31, 2018 due to additional expenses related to the sale of the Homewood Suites Carlsbad hotel on December 20, 2017.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities was $0.1 million for the three months ended March 31, 2017 and $0.8 million for the three months ended March 31, 2018. The increase is largely attributable to an increase in interest expense.

Income Tax Expense

Income tax expense for the three months ended March 31, 2018 and 2017 was $0.0 million and $0.3 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%.

Net Income

Net income was $2.9 million for the three months ended March 31, 2018, compared to net income of $4.6 million for the three months ended March 31, 2017. The change in net income was due to the factors discussed above.

Material Trends or Uncertainties

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in this report and in the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2018 and 2017 (in thousands, except share data):

	For the three months ended
	March 31,
	2018	2017
Funds From Operations (“FFO”):
Net income	$2,868	$4,644
Loss on sale of hotel property	17	—
Depreciation	11,978	11,950
Adjustments for unconsolidated real estate entity items	1,678	1,471
FFO attributable to common share and unit holders	16,541	18,065
Other charges	(14)	—
Adjustments for unconsolidated real estate entity items	12	7
Adjusted FFO attributable to common share and unit holders	$16,539	$18,072
Weighted average number of common shares and units
Basic	46,085,461	38,618,888
Diluted	46,354,359	38,813,703
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
We calculate Adjusted EBITDA by further adjusting EBITDA for certain additional items, including other charges, impairment write downs, gains or losses on the sale of real estate, losses on the early extinguishment of debt, amortization of non-cash share-based compensation and similar items related to our unconsolidated real estate entities which we believe are not indicative of the performance of our underlying hotel properties entities. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that report similar measures.

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended
	March 31,
	2018	2017
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$2,868	$4,644
Interest expense	6,631	6,993
Income tax expense	—	317
Depreciation and amortization	12,036	12,004
Adjustments for unconsolidated real estate entity items	3,908	3,313
EBITDA	25,443	27,271
Other charges	(14)	—
Adjustments for unconsolidated real estate entity items	(11)	15
Loss on sale of hotel property	17	—
Share based compensation	918	787
Adjusted EBITDA	$26,353	$28,073

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
The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2018 and 2017 (in thousands):

		For the three months ended
		March 31,
		2018	2017

Net Income		$2,868	$4,644
Add:	Interest expense	6,631	6,993
	Income tax expense	—	317
	Depreciation and amortization	12,036	12,004
	Corporate general and administrative	3,622	3,268
	Loss from unconsolidated real estate entities	754	85
	Loss on sale of hotel property	17	—
Less:	Interest and other income	(2)	(12)
	Other charges	(14)	—
	Adjusted Hotel EBITDA	$25,912	$27,299

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
As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents and restricted cash of approximately $38.8 million and $36.9 million, respectively. Additionally, we had $216.0 million available under our $250.0 million senior unsecured revolving credit facility as of March 31, 2018.
For the three months ended March 31, 2018, net cash flows provided by operations were $13.4 million, driven by net income of $2.9 million, $13.9 million of non-cash items, including $12.3 million of depreciation and amortization, $0.9 million of share-based compensation expense and $0.7 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.4 million. Net cash flows used in investing activities were $5.9 million, primarily related to capital improvements on our 40 wholly owned hotels of $6.9 million, offset by distributions of $1.0 million from unconsolidated real estate entities. Net cash flows used by financing activities were $5.2 million, comprised of $10.5 million of common equity proceeds raised through sales under our dividend reinvestment and share purchase plan ("DRSPP"), net borrowings of our senior unsecured revolving credit facility of $2.0 million, offset by principal payments or payoffs on mortgage debt of $1.2 million, payments of deferred financing and offering costs of $1.2 million, and distributions to shareholders of $15.3 million.

For the three months ended March 31, 2017, net cash flows provided by operations were $14.7 million, driven by net income of $4.6 million, $13.2 million of non-cash items, including $12.3 million of depreciation and amortization and $0.8 million of share-based compensation expense and $0.1 million related to loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.1 million. Net cash flows used in investing activities were $5.1 million, primarily related capital improvements on our 38 wholly owned hotels. Net cash flows used by financing activities were $9.9 million, comprised of $0.1 million raised through our dividend reinvestment and share purchase plan ("DRSPP"), net borrowings of our senior unsecured revolving credit facility of $4.0 million, principal payments or payoffs on mortgage debt of $1.0 million, payments of deferred financing and offering costs of $0.2 million, and distributions to shareholders of $12.8 million.
In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.33 and $0.33 per common share and LTIP unit for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

At March 31, 2018, our leverage ratio was 33.6% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At March 31, 2018, we have total debt of $541.2 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At March 31, 2018 and December 31, 2017, we had $34.0 million and $32.0 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At March 31, 2018, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $507.2 million and $508.5 million at March 31, 2018 and December 31, 2017, respectively.

Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults.

On March 8, 2018, we refinanced our senior unsecured credit facility with a new maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250 million senior unsecured credit facility that was scheduled to mature in 2020. Borrowing costs have been reduced by 0 to 15 basis points from comparable leverage-based pricing levels in our previous credit facility. At our current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65 percent. We were in compliance with all financial covenants at March 31, 2018. We expect to meet all financial covenants during the remainder of 2018 based upon our current projections.
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
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. As of March 31, 2018, we had issued 466,497 shares under the New DRSPP at a weighted average price of $22.60. As of March 31, 2018, there was approximately $39.5 million available for issuance under the New DRSPP.

In January 2014, we also established our At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the NYSE, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended March 31, 2018, we issued no shares under the ATM Plan. Total shares issued under the ATM Plans since the inception of the plan are 2,147,695 at a weighted average price of $21.87 raising gross proceeds of approximately $47.0 million. As of March 31, 2018, there was approximately $100.0 million available for issuance under the ATM Plan.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our current monthly dividend and distribution rate is $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the three months ended March 31, 2018 was $0.33 per common share and LTIP unit.

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

For the three months ended March 31, 2018 and 2017, we invested approximately $6.9 million and $5.1 million, respectively, on capital investments in our hotels. We expect to invest an additional $26.1 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2018.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2018, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2018 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$7,179	$581	$1,604	$2,558	$2,436
Revolving credit facility, including interest (2)	41,631	1,455	3,880	36,296	—
Ground leases	76,758	953	2,593	3,987	69,225
Property loans, including interest (2)	627,968	24,437	63,197	220,185	320,149
Total	$753,536	$27,426	$71,274	$263,026	$391,810

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after March 31, 2018. Interest payments are based on the interest rate in effect as of March 31, 2018. See Note 6, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Standards

Refer to Note 2, Summary of Significant Accounting Policies for all new recently issued accounting standards.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2018 and December 31, 2017 was $496.7 million and $506.6 million, respectively.

At March 31, 2018, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2018 that are sensitive to changes in interest rates (dollars in thousands):

	2018	2019	2020	2021	2022	2023	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	—	—	$34,000	—	—	$34,000	$34,000
Average interest rate (1)	—	—	—	—	3.80%	—	—	3.80%
Fixed rate:
Debt	$4,556	$6,992	$9,536	$21,883	$9,954	$142,036	$312,270	$507,227	$496,740
Average interest rate	4.71%	4.70%	4.68%	5.26%	4.63%	4.66%	4.62%	4.66%
(1) Weighted average interest rate based on borrowings at LIBOR of 1.9% plus a margin of 1.65% and prime rate of 4.5% plus a margin of 0.65% at March 31, 2018.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $0.3 million annually. This assumes that the amount outstanding under our floating rate debt remains $34.0 million, the balance as of March 31, 2018.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two (2) related class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of March 31, 2018, included in accounts payable is $0.2 million which represents an estimate of the Company’s total exposure to the litigation and is also its estimated maximum possible loss that the Company may incur.
Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

CHATHAM LODGING TRUST

Dated:	May 1, 2018	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)