Form 10-Q
period 2018-06-30
Chatham Lodging Trust
filed 2018-08-01
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Shares of Beneficial Interest ($0.01 par value per share)	45,879,109

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Investment in hotel properties, net	$1,308,571	$1,320,082
Cash and cash equivalents	8,077	9,333
Restricted cash	27,881	27,166
Investment in unconsolidated real estate entities	22,776	24,389
Hotel receivables (net of allowance for doubtful accounts of $234 and $200, respectively)	6,976	4,047
Deferred costs, net	5,351	4,646
Prepaid expenses and other assets	4,439	2,523
Deferred tax asset, net	30	30
Total assets	$1,384,101	$1,392,216
Liabilities and Equity:
Mortgage debt, net	$504,072	$506,316
Revolving credit facility	27,000	32,000
Accounts payable and accrued expenses	31,358	31,692
Distributions and losses in excess of investments of unconsolidated real estate entities	7,562	6,582
Distributions payable	5,431	5,846
Total liabilities	575,423	582,436
Commitments and contingencies (Note 11)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2018 and December 31, 2017	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 45,876,812 and 45,375,266 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	459	450
Additional paid-in capital	882,752	871,730
Retained earnings (distributions in excess of retained earnings)	(83,079)	(69,018)
Total shareholders’ equity	800,132	803,162
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	8,546	6,618
Total equity	808,678	809,780
Total liabilities and equity	$1,384,101	$1,392,216
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Room	$78,274	$72,801	$144,525	$137,194
Food and beverage	2,212	1,473	4,310	2,975
Other	3,527	2,967	6,554	5,413
Cost reimbursements from unconsolidated real estate entities	2,577	2,402	5,234	4,896
Total revenue	86,590	79,643	160,623	150,478
Expenses:
Hotel operating expenses:
Room	15,945	15,024	30,499	28,529
Food and beverage	1,739	1,212	3,479	2,464
Telephone	415	387	874	795
Other hotel operating	796	710	1,517	1,310
General and administrative	6,781	5,974	12,814	11,628
Franchise and marketing fees	6,575	6,089	12,100	11,391
Advertising and promotions	1,485	1,270	3,050	2,602
Utilities	2,446	2,352	5,146	4,722
Repairs and maintenance	3,637	3,179	7,261	6,431
Management fees	2,807	2,588	5,243	4,835
Insurance	339	295	672	628
Total hotel operating expenses	42,965	39,080	82,655	75,335
Depreciation and amortization	11,921	11,714	23,958	23,718
Impairment loss	—	6,663	—	6,663
Property taxes, ground rent and insurance	6,180	5,573	11,955	10,361
General and administrative	3,547	3,287	7,169	6,555
Other charges	264	15	250	15
Reimbursed costs from unconsolidated real estate entities	2,577	2,402	5,234	4,896
Total operating expenses	67,454	68,734	131,221	127,543
Operating income	19,136	10,909	29,402	22,935
Interest and other income	15	6	17	18
Interest expense, including amortization of deferred fees	(6,667)	(6,773)	(13,298)	(13,765)
Loss on sale of hotel property	(1)	—	(18)	—
Income from unconsolidated real estate entities	1,004	927	250	842
Income before income tax expense	13,487	5,069	16,353	10,030
Income tax expense	—	—	—	(317)
Net income	13,487	5,069	16,353	9,713
Net income attributable to noncontrolling interests	(100)	(35)	(120)	(66)
Net income attributable to common shareholders	$13,387	$5,034	$16,233	$9,647

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 9)	$0.29	$0.13	$0.35	$0.25
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 9)	$0.29	$0.13	$0.35	$0.25
Weighted average number of common shares outstanding:
Basic	45,867,625	38,525,306	45,811,023	38,443,663
Diluted	46,084,688	38,749,661	46,006,561	38,659,189
Distributions declared per common share:	$0.33	$0.33	$0.66	$0.66
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2017	38,367,014	$380	$722,019	$(45,657)	$676,742	$4,848	$681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $512	829,723	8	16,351	—	16,359	—	16,359
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	421	—	421	1,115	1,536
Dividends declared on common shares ($0.66 per share)	—	—	—	(25,464)	(25,464)	—	(25,464)
Distributions declared on LTIP units ($0.66 per unit)	—	—	—	—	—	(465)	(465)
Reallocation of noncontrolling interest	—	—	185	—	185	(185)	—
Net income	—	—	—	9,647	9,647	66	9,713
Balance, June 30, 2017	39,225,717	$388	$739,476	$(61,474)	$678,390	$5,379	$683,769
Balance, January 1, 2018	45,375,266	$450	$871,730	$(69,018)	$803,162	$6,618	$809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $257	479,876	9	10,416	—	10,425	—	10,425
Amortization of share based compensation	—	—	86	—	86	1,777	1,863
Dividends declared on common shares ($0.66 per share)	—	—	—	(30,294)	(30,294)	—	(30,294)
Distributions declared on LTIP units ($0.66 per unit)	—	—	—	—	—	(601)	(601)
Forfeited distributions declared on LTIP units	—	—	—	—	—	652	652
Reallocation of noncontrolling interest	—	—	20	—	20	(20)	—
Net income	—	—	—	16,233	16,233	120	16,353
Balance, June 30, 2018	45,876,812	$459	$882,752	$(83,079)	$800,132	$8,546	$808,678
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,353	$9,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,841	23,611
Amortization of deferred franchise fees	117	107
Amortization of deferred financing fees included in interest expense	459	141
Impairment loss	—	6,663
Share based compensation	2,114	1,786
Income from unconsolidated real estate entities	(250)	(842)
Changes in assets and liabilities:
Hotel receivables	(2,929)	(2,887)
Deferred tax asset	—	426
Deferred costs	(147)	(44)
Prepaid expenses and other assets	(1,937)	(2,349)
Accounts payable and accrued expenses	366	321
Net cash provided by operating activities	37,987	36,646
Cash flows from investing activities:
Improvements and additions to hotel properties	(12,760)	(12,865)
Distributions from unconsolidated entities	2,843	719
Investment in unconsolidated real estate entities	—	(5,037)
Net cash used in investing activities	(9,917)	(17,183)
Cash flows from financing activities:
Borrowings on revolving credit facility	59,000	24,000
Repayments on revolving credit facility	(64,000)	(31,500)
Payments on mortgage debt	(2,425)	(2,070)
Payment of financing costs	(953)	—
Payment of offering costs	(257)	(512)
Proceeds from issuance of common shares	10,681	16,871
Distributions-common shares/units	(30,657)	(25,634)
Net cash used in financing activities	(28,611)	(18,845)
Net change in cash, cash equivalents and restricted cash	(541)	618
Cash, cash equivalents and restricted cash, beginning of period	36,499	37,201
Cash, cash equivalents and restricted cash, end of period	$35,958	$37,819
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,549	$13,297
Cash paid for income taxes	$733	$294
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
As of June 30, 2018, the Company had accrued distributions payable of $5,431. These distributions were paid on July 27, 2018, except for $308 related to accrued but unpaid distributions on unvested performance based shares and LTIP units. As of June 30, 2017, the Company had accrued distributions payable of $5,035. These distributions were paid on July 28, 2017, except for $669 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $250 and $250 is included in accounts payable and accrued expenses as of June 30, 2018 and 2017, respectively.
Accrued capital improvements of $1,933 and $1,921 are included in accounts payable and accrued expenses as of June 30, 2018 and 2017, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended June 30, 2018, we issued no shares under the ATM Plan. As of June 30, 2018, we had issued 2,147,695 shares under the ATM Plans at a weighted average price of $21.87. As of June 30, 2018, there was approximately $100.0 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended June 30, 2018, we issued 7,212 shares under the New DRSPP at a weighted average price of $20.02, which generated $0.1 million of gross proceeds. As of June 30, 2018, we had issued 1,215,181 shares under the DRSPPs at a weighted average price of $21.61. As of June 30, 2018, there was approximately $39.3 million available for issuance under the New DRSPP.
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
As of June 30, 2018, the Company wholly owned 40 hotels with an aggregate of 6,020 rooms located in 15 states and the District of Columbia. As of June 30, 2018, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,097 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of CLNY, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").
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

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of June 30, 2018, Island Hospitality Management LLC (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 40 of the Company’s wholly owned hotels. As of June 30, 2018, all of the NewINK JV hotels were managed by IHM. As of June 30, 2018, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

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

Recently Adopted Accounting Policies

On January 1, 2018, the Company adopted accounting guidance under Accounting Standards Codification (ASU) Topic 2014-09, "Revenue from Contracts with Customers" on a modified retrospective basis. Our current revenue streams are not affected under the new model and we did not recognize a cumulative effect adjustment as part of the modified retrospective method of adoption. Furthermore, the new accounting guidance will not materially impact the recognition of or the accounting for disposition of hotels, since we primarily dispose of hotels to third parties in exchange for cash with few contingencies. As it relates to capitalization of costs to acquire customer contracts, the Company has elected to use the Financial Accounting Standards Board's ("FASB") practical expedient which allows us to expense costs to acquire customer contracts as they are incurred due to their short-term nature for a specified number of nights that never exceed one year. This guidance applies to all contracts as of the adoption date.
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

Recently Issued Accounting Standards

On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. The Company is the lessee on certain air/land rights arrangements and an office lease and expects to record right of use assets and lease liabilities for these leases under the new standard. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The Company expects to use FASB's practical expedient which provides the Company the option to apply the new guidance at its effective date (January 1, 2019) without having to adjust the 2018 and 2017 comparative financial statements. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

3.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.2 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

4.    Investment in Hotel Properties

Investment in hotel properties as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land and improvements	$291,053	$291,054
Building and improvements	1,146,714	1,140,477
Furniture, fixtures and equipment	65,780	63,443
Renovations in progress	16,998	13,262
	1,520,545	1,508,236
Less: accumulated depreciation	(211,974)	(188,154)
Investment in hotel properties, net	$1,308,571	$1,320,082
During the year ended December 31, 2017, the Company identified indicators of impairment at its Washington PA SHS hotel, primarily due to decreased operating performance and continued economic weakness. As such, the Company was required to perform a test of recoverability. This test compared the sum of the estimated future undiscounted cash flow attributable to the hotel over its remaining anticipated holding period and its expected value upon disposition to our carrying value for the hotel. The Company determined that the estimated undiscounted future cash flow attributable to the hotel did not exceed its carrying value and an impairment existed. As a result, the Company recorded a $6.7 million impairment charge in the consolidated statements of operations during the year ended December 31, 2017. Fair value was determined based on a discounted cash flow model using our estimates of future cash flows and third-party market data, considered Level 3 inputs. We may record additional impairment charges if operating results of this hotel are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period. There were no impairments recorded in 2018.

5.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest in the NewINK JV. The values of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of June 30, 2018 and 2017, the Company’s share of partners’ capital in the NewINK JV was approximately $50.2 million and $53.3 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $57.8 million and $59.1 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the three and six months ended June 30, 2018 and 2017, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash generated from other activities and excess cash	$874	$719	$1,593	$719
Total	$874	$719	$1,593	$719

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 90.0% interest in the Inland JV.  The values of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of June 30, 2018 and 2017, the Company's share of partners' capital in the Inland JV was approximately $33.7 million and $36.6 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $10.9 million and $11.3 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The Company serves as managing member of the Inland JV. During the three and six months ended June 30, 2018 and 2017, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash generated from other activities and excess cash	$950	$—	1,250	$—
Total	$950	$—	1,250	$—

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

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or CLNY calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. In connection with (i) the non-recourse mortgage loan secured by the NewINK JV properties and the related non-recourse mezzanine loan secured by the membership interests in the owners of the NewINK JV properties  and (ii)  the non-recourse mortgage loan secured by the Inland JV properties, the Operating Partnership provided the applicable lenders with customary environmental indemnities, as well as  guarantees of certain customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds.  In some circumstances, such as the bankruptcy of the applicable borrowers, the guarantees are for the full amount of the outstanding debt, but in most circumstances, the guarantees are capped at 15% of the debt outstanding at the time in question (in the case of the NewINK JV loans) or 20% of the debt outstanding at the time in question (in the case of the Inland JV loans).  In connection with each of the NewINK JV and Inland JV loans, the Operating Partnership has entered into a contribution agreement with its JV partner whereby the JV partner is, in most cases, responsible to cover such JV partner’s pro rata share of any amounts due by the Operating Partnership under the applicable guarantees and environmental indemnities. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. CLNY may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investment in the NewINK JV and the Inland JV were $(7.6) million and $22.8 million, respectively, at June 30, 2018 and $(6.6) million and $24.4 million, respectively, at December 31, 2017. The following table sets forth the combined components of net income, including the Company’s share, related to all JVs for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$134,888	$130,192	$245,062	$238,766
Total hotel operating expenses	83,635	81,747	161,659	156,704
Operating income	$51,253	$48,445	$83,403	$82,062
Net income (loss) from continuing operations	$5,929	$8,075	$(5,472)	$562
Net income (loss)	$5,929	$8,075	$(5,472)	$562

Income (loss) allocable to the Company	$605	$825	$(548)	$65
Basis difference adjustment	399	102	798	777
Total income from unconsolidated real estate entities attributable to the Company	$1,004	$927	$250	$842

6.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Mortgage and senior unsecured revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	6/30/18 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2018	December 31, 2017
Senior Unsecured Revolving Credit Facility (1)	3.96%	March 8, 2022	$—	$27,000	$32,000
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	18,785	13,563	13,762
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	46,524	28,179	28,469
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	31,647	16,086	16,253
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,172	22,017	22,251
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,999	18,177	18,375
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	36,066	22,214	22,437
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	66,568	45,073	45,462
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	37,852	32,891	33,160
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	78,125	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	85,477	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	61,958	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	56,267	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	35,942	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	41,297	21,559	21,760
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	14,798	16,095	16,225
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,879	18,175	18,300

Total debt before unamortized debt issue costs			$688,356	$533,029	$540,454
Unamortized mortgage debt issue costs				(1,957)	(2,138)
Total debt outstanding				$531,072	$538,316

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

At June 30, 2018 and December 31, 2017, the Company had $27.0 million and $32.0 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At June 30, 2018, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2018 and December 31, 2017 was $492.0 million and $506.6 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of June 30, 2018, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2018 and December 31, 2017 was $27.0 million and $32.0 million, respectively.

As of June 30, 2018, the Company was in compliance with all of its financial covenants. At June 30, 2018, the Company’s consolidated fixed charge coverage ratio was 3.3 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of June 30, 2018, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2018 (remaining six months)	$2,610
2019	6,992
2020	9,536
2021	21,945
2022	36,954
2023	142,509
Thereafter	312,483
Total debt before unamortized debt issue costs	$533,029
Unamortized mortgage debt issue costs	(1,957)
Total debt outstanding	$531,072

7.    Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Federal	$—	$—	$—	$271
State	—	—	—	46
Tax expense (benefit)	$—	$—	$—	$317
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2018. As of June 30, 2018, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance.

8.    Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended June 30, 2018 and $0.66 per share and distributions on LTIP units of $0.66 per unit for the six months ended June 30, 2018. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2018	2/23/2018	$0.11	$0.11
February	2/28/2018	3/30/2018	0.11	0.11
March	3/29/2018	4/27/2018	0.11	0.11
1st Quarter 2018			$0.33	$0.33

April	4/30/2018	5/25/2018	$0.11	$0.11
May	5/31/2018	6/29/2018	0.11	0.11
June	6/29/2018	7/27/2018	0.11	$0.11
2nd Quarter 2018			$0.33	$0.33

Total 2018			$0.66	$0.66

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common shareholders	$13,387	$5,034	$16,233	$9,647
Dividends paid on unvested shares and units	(85)	(65)	(170)	(127)
Undistributed earnings allocated to unvested shares and units	—	—	—	—
Net income attributable to common shareholders	$13,302	$4,969	$16,063	$9,520
Denominator:
Weighted average number of common shares - basic	45,867,625	38,525,306	45,811,023	38,443,663
Unvested shares	217,063	224,355	195,538	215,526
Weighted average number of common shares - diluted	46,084,688	38,749,661	46,006,561	38,659,189
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.29	$0.13	$0.35	$0.25
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.29	$0.13	$0.35	$0.25

10.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and outperformance based units, for which dividends on unvested performance based shares and units are not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2018 and 2017, the Company issued 21,670 and 23,980 common shares, respectively, to its independent trustees as compensation for services performed in 2017 and 2016, respectively. As of June 30, 2018, there were 1,405,529 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	Six Months Ended		Year Ended
	June 30, 2018		December 31, 2017
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	57,514	$23.78	110,825	$22.05
Granted	—	—	5,000	20.20
Vested	(30,084)	26.24	(32,441)	25.77
Forfeited	(24,096)	21.21	(25,870)	13.17
Non-vested at end of the period	3,334	$20.20	57,514	$23.78

As of June 30, 2018 and December 31, 2017, there were $0.1 million and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2018, these costs were expected to be recognized over a weighted–average period of approximately 1.5 years. For the three months ended June 30, 2018 and 2017, the Company recognized approximately $22.3 thousand and $0.2 million, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized approximately $0.1 million and $0.4 million, respectively, of expense related to the restricted share awards.

Long-Term Incentive Plan Awards

LTIP units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP unit issued is deemed equivalent to an award of one common share thereby reducing the availability for other equity awards on a one-for-one basis.

A summary of the Company's LTIP Unit awards for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	Six Months Ended		Year Ended
	June 30, 2018		December 31, 2017
	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	482,056	$16.58	295,551	$14.36
Granted	244,917	16.94	223,922	19.20
Vested	(67,275)	16.42	(37,417)	14.73
Forfeited	(183,300)	$14.13	—	$—
Non-vested at end of the period	476,398	$17.15	482,056	$16.58

Outperformance Plan LTIP Awards

On June 1, 2015, the Company's Operating Partnership granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Outperformance Plan”). As of June 1, 2018, the Class A Performance LTIP units did not meet the required market based Total Shareholder Return ("TSR") measurements and therefore, the accrued dividends and units have been forfeited. The Company will continue to amortize the remaining expense related to these awards over the next two years due to the awards being market based.

Time-Based LTIP Awards

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

Performance-Based LTIP Awards

On March 1, 2018, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 146,949 performance-based awards (the "2018 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $17.02 per 2018 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2018 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2018 and ending on February 28, 2021. The 2018 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

	Relative TSR Hurdles (Percentile)	Payout Percentage
Threshold	25th	50%
Target	50th	100%
Maximum	75th	150%

Payouts at performance levels in between the hurdles will be calculated by straight-line interpolation.

The Company estimated the aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC 718, excluding the effect of estimated forfeitures, using a Monte Carlo approach. In determining the discounted value of the LTIP units, the Company considered the inherent uncertainty that the LTIP units would never reach parity with the other common units of the Operating Partnership and thus have an economic value of zero to the grantee. Additional factors considered in estimating the value of LTIP units included discounts for illiquidity; expectations for future dividends; risk free interest rates; stock price volatility; and economic environment and market conditions.

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value Per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
Outperformance Plan LTIP Unit Awards	6/1/2015	183,300	$14.13	26%	4.5%	0.95%
2016 Time-Based LTIP Unit Awards	1/28/2016	72,966	$16.69	28%	—%	0.79%
2016 Performance-Based LTIP Unit Awards	1/28/2016	39,285	$11.09	30%	5.8%	1.13%
2017 Time-Based LTIP Unit Awards	3/1/2017	89,574	$18.53	24%	—%	0.92%
2017 Performance-Based LTIP Unit Awards	3/1/2017	134,348	$19.65	25%	5.8%	1.47%
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.2%	2.37%
The Company recorded $1.0 million and $0.7 million in compensation expense related to the LTIP units for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized approximately $1.8 million and $1.1 million, respectively. As of June 30, 2018 and December 31, 2017, there was $6.8 million and $5.8 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.2 years, which represents the weighted average remaining vesting period of the LTIP units.

11.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two related class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of June 30, 2018, included in accounts payable is $0.2 million which represents an estimate of the Company’s total exposure to the litigation and is also its estimated maximum possible loss that the Company may incur.

Hotel Ground Rent

The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent is currently equal to approximately $8,400 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.

The Residence Inn Gaslamp hotel is subject to a ground lease with an expiration date of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $40,300 per month and increase 10% every five years. The hotel is subject to annual supplemental rent payments calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2018 is approximately $29,000 per quarter.
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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garages leases and office lease as of June 30, 2018, for the remainder of 2018 and for each of the next five calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2018 (remaining six months)	$635	$389
2019	1,273	792
2020	1,320	812
2021	1,326	832
2022	1,329	853
2023	1,332	873
Thereafter	69,225	2,436
Total	$76,440	$6,987

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
Management fees totaled approximately $2.8 million and $2.6 million, respectively, for the three months ended June 30, 2018 and 2017, respectively, and approximately $5.2 million and $4.8 million, respectively, for the six months ended June 30, 2018 and 2017.
Franchise Agreements
The fees associated with the franchise agreements are calculated on the specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $6.6 million and $6.1 million, respectively, for the three months ended June 30, 2018 and 2017 and approximately $12.1 million and $11.4 million, respectively, for the six months ended June 30, 2018 and 2017. The expiration term of the agreements range from 10 to 30 years with the weighted average expiration being September 2030.

12.    Related Party Transactions

Mr. Fisher owns 51% of IHM. As of June 30, 2018, the Company had hotel management agreements with IHM to manage all 40 of its wholly owned hotels. As of June 30, 2018, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended June 30, 2018 and 2017 were $2.8 million and $2.6 million, respectively, and for the six months ended June 30, 2018 and 2017 were $5.2 million and $4.8 million, respectively. At June 30, 2018 and December 31, 2017, the amounts due to IHM were $1.4 million and $1.2 million, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, Inland JV and an entity, Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. These costs relate primarily to corporate payroll costs at the NewINK and Inland JVs where the Company is the employer. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended June 30, 2018 and 2017 were $1.8 million and $1.7 million, respectively, and for the six months ended June 30, 2018 and 2017 were $3.7 million and $3.4 million, respectively.

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

The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership"), draw-downs under our senior unsecured revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a joint venture with affiliates of Colony Capital, Inc. (“CLNY”) that owns 47 hotels (the "NewINK JV") or distributions from our 10.0% investment in a joint venture with CLNY that owns 48 hotels (the "Inland JV" and together with the NewINK JV, the "JVs"). We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At June 30, 2018, our leverage ratio was 33.3% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of June 30, 2018, we have total debt of $533.0 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Financial Condition and Operating Performance Metrics

We measure our financial condition and hotel operating performance by evaluating financial metrics and measures such as:

•	Revenue Per Available Room (“RevPAR”),

•	Average Daily Rate (“ADR”),

•	Occupancy,

•	Funds From Operations (“FFO”),

•	Adjusted FFO,

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”),

•	EBITDAre,

•	Adjusted EBITDA, and

•	Adjusted Hotel EBITDA

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

“Non-GAAP Financial Measures” herein provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Hotel EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA, EBITDAre,
Adjusted EBITDA and Adjusted Hotel EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be healthy.  Lodging industry performance is also impacted by room supply growth, which is currently increasing.  Overall U.S. room supply increased 1.8% in 2017, but supply in the Upscale segment, in which most of our hotels operate, increased by 6.0% in 2017.  Smith Travel Research is projecting U.S. hotel supply growth to increase 2.0% in 2018. Continued supply growth could negatively impact RevPAR growth. We are currently projecting a 2018 RevPAR change of -1.5% to +0.0% as compared to 2017.

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Results of operations for the three months ended June 30, 2018 include the operating activities of our 40 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 38 hotels at January 1, 2017. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Portsmouth, NH on September 20, 2017, one hotel in Summerville, SC on November 15, 2017 and one hotel in Springfield, VA on December 6, 2017. We also sold a hotel in Carlsbad, CA on December 20, 2017.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2018	June 30, 2017	% Change
Room	$78,274	$72,801	7.5%
Food and beverage	2,212	1,473	50.2%
Other	3,527	2,967	18.9%
Cost reimbursements from unconsolidated real estate entities	2,577	2,402	7.3%
Total revenue	$86,590	$79,643	8.7%
Total revenue was $86.6 million for the quarter ended June 30, 2018, up $7.0 million compared to total revenue of $79.6 million for the corresponding 2017 period. Total revenue related to the three hotels acquired during 2017 contributed $7.6 million of the increase, while the sale of one hotel in 2017 reduced revenue by $1.9 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.4% and 91.4%, respectively, of total revenue for the quarters ended June 30, 2018 and 2017. Room revenue was $78.3 million and $72.8 million for the quarters ended June 30, 2018 and 2017, respectively, with $6.6 million of the increase in 2018 attributable to the three hotels acquired during 2017 and a loss of room revenue attributable to the one hotel sold in 2017 of $1.9 million. At the 37 comparable hotels owned by the Company throughout the 2017 and 2018 periods, room revenue was up $0.8 million or 1.0%, driven primarily by RevPAR increase of 0.9%.
Food and beverage revenue was $2.2 million for the quarter ended June 30, 2018, up $0.7 million compared to $1.5 million for the corresponding 2017 period. Food and beverage revenue related to the hotels acquired in 2017 contributed $0.7 million of the increase.
Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $0.5 million for the three months ended June 30, 2018. Other operating revenue was $3.5 million and $3.0 million for the quarters ended June 30, 2018 and 2017, respectively. The increase related to the hotels acquired in 2017 contributed $0.3 million of the increase. The increase was primarily due to increases in parking and miscellaneous room income.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.6 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively. The costs reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2018 and 2017 increased 4.0% and 2.7%, respectively, in the 2018 and 2017 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 0.8% and decreased 0.5%, respectively, in the 2018 and 2017 periods as compared to the respective prior periods primarily due to lower growth in our specific markets primarily due to new supply.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of June 30, 2018 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended June 30,
	2018		2017		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (38 hotels)	Same Property (40 hotels)	Actual (40/38 hotels)
Occupancy	83.1%	83.1%	82.9%	82.8%	0.2%	0.4%
ADR	$171.89	$171.89	$170.90	$169.06	0.6%	1.7%
RevPAR	$142.88	$142.88	$141.70	$140.06	0.8%	2.0%

RevPAR increased 0.8% due to an increase in ADR of 0.6% and an increase in occupancy of 0.2%.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2018	June 30, 2017	% Change
Hotel operating expenses:
Room	$15,945	$15,024	6.1%
Food and beverage	1,739	1,212	43.5%
Telephone	415	387	7.2%
Other	796	710	12.1%
General and administrative	6,781	5,974	13.5%
Franchise and marketing fees	6,575	6,089	8.0%
Advertising and promotions	1,485	1,270	16.9%
Utilities	2,446	2,352	4.0%
Repairs and maintenance	3,637	3,179	14.4%
Management fees	2,807	2,588	8.5%
Insurance	339	295	14.9%
Total hotel operating expenses	$42,965	$39,080	9.9%

Hotel operating expenses increased $3.9 million or 9.9% to $43.0 million for the three months ended June 30, 2018 from $39.1 million for the three months ended June 30, 2017. The increase was primarily due to the three hotels acquired in 2017 and increasing labor costs.

Room expenses, which are the most significant component of hotel operating expenses, increased $0.9 million or 6.1% from $15.0 million in 2017 to $15.9 million in the second quarter of 2018. The increase due to the three hotels acquired in 2017 was $1.3 million, offset by the sale of the Carlsbad hotel of $0.5 million.

The remaining hotel operating expenses increased $2.9 million, from $24.1 million in the second quarter of 2017 to $27.0 million in the second quarter of 2018. The increase due to the three hotels acquired in 2017 was $2.8 million, offset by the sale of the Carlsbad hotel of $0.6 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, hotel operating expense was up $0.7 million primarily due to increased compensation costs and repairs and maintenance expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million from $11.7 million for the three months ended June 30, 2017 to $11.9 million for the three months ended June 30, 2018. Depreciation related to the three hotels acquired in 2017 contributed $0.9 million of the increase. The lower depreciation at our other hotels is due to some assets being fully depreciated and the sale of the Carlsbad hotel. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss
Impairment loss was $0.0 million for the three months ended June 30, 2018, compared to $6.7 million for the three months ended June 30, 2017. The Company recorded an impairment at our Washington SHS, PA hotel during the three months ended June 30, 2017.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.6 million from $5.6 million for the three months ended June 30, 2017 to $6.2 million for the three months ended June 30, 2018. The increase is due to both the three hotels that were acquired in 2017 and increases in real estate taxes at our other properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units in the Operating Partnership. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.2 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively) increased $0.1 million to $2.4 million for the three months ended June 30, 2018 from $2.3 million in the three months ended June 30, 2017.

Other Charges

Other charges increased from $15 thousand for the three months ended June 30, 2017 to $0.2 million for the three months ended June 30, 2018. Other charges primarily include costs related to due diligence for possible acquisitions that were not completed and costs from Hurricane Harvey.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.6 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $9 thousand from $6 thousand for the three months ended June 30, 2017 to $15 thousand for the three months ended June 30, 2018.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.1 million from $6.8 million for the three months ended June 30, 2017 to $6.7 million for the three months ended June 30, 2018 and is comprised of the following (dollars in thousands):

	For the three months ended
	June 30, 2018	June 30, 2017	% Change
Mortgage debt interest	$6,084	$6,310	(3.6)%
Credit facility interest and unused fees	361	582	(38.0)%
Amortization of deferred financing costs	222	(119)	(286.6)%
Total	$6,667	$6,773	(1.6)%

The decrease in interest expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is primarily due to lower principal balances on our mortgage debt and the sale of the Carlsbad hotel which was encumbered by mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility decreased primarily due to a decrease in utilization of the credit facility for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Income from Unconsolidated Real Estate Entities

Income from unconsolidated real estate entities was $0.9 million for the three months ended June 30, 2017 and $1.0 million for the three months ended June 30, 2018.

Income Tax Expense

Income tax expense for the three months ended June 30, 2018 and 2017 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%.

Net Income

Net income was $13.5 million for the three months ended June 30, 2018, compared to net income of $5.1 million for the three months ended June 30, 2017. The change in net income was due to the factors discussed above.

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

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Results of operations for the six months ended June 30, 2018 include the operating activities of our 40 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 38 hotels at January 1, 2017. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Portsmouth, NH on September 20, 2017, one hotel in Summerville, SC on November 15, 2017 and one hotel in Springfield, VA on December 6, 2017. We also sold a hotel in Carlsbad, CA on December 20, 2017.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017	% Change
Room	$144,525	$137,194	5.3%
Food and beverage	4,310	2,975	44.9%
Other	6,554	5,413	21.1%
Cost reimbursements from unconsolidated real estate entities	5,234	4,896	6.9%
Total revenue	$160,623	$150,478	6.7%
Total revenue was $160.6 million for the six months ended June 30, 2018, up $10.1 million compared to total revenue of $150.5 million for the corresponding 2017 period. Total revenue related to the three hotels acquired during 2017 contributed $13.1 million of the increase, while the sale of one hotel in 2017 reduced revenue by $3.5 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.0% and 91.2% of total revenue for the six months ended June 30, 2018 and 2017, respectively. Room revenue was $144.5 million and $137.2 million for the six months ended June 30, 2018 and 2017, respectively, with $11.5 million of the increase in 2018 attributable to the three hotels acquired during 2017 and a loss of room revenue attributable to the one hotel sold in 2017 of $3.4 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, room revenue was down $0.7 million or 0.5%, driven primarily by RevPar decline of 0.7%.
Food and beverage revenue was $4.3 million, for the six months ended June 30, 2018, up $1.3 million, compared to $3.0 million for the corresponding 2017 period. Food and beverage revenue related to the hotels acquired in 2017 contributed $1.2 million of the increase.
Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $6.6 million and $5.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase related to the hotels acquired in 2017 contributed $0.5 million of the increase. The increase in other operating revenue related primarily to guaranteed no show charges, miscellaneous room revenue and parking.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $5.2 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively. Cost reimbursements decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in cost reimbursements was offset by the decline in reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2018 and 2017 increased 3.8% and 3.0%, respectively, in the 2018 and 2017 periods as compared to the respective prior year periods. RevPAR at our wholly owned hotels decreased 0.7% and increased 0.3%, respectively, in the 2018 and 2017 periods as compared to the respective prior year periods.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of June 30, 2018 reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the six months ended June 30,
	2018		2017		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (38 hotels)	Same Property (40 hotels)	Actual (40/38 hotels)
Occupancy	79.4%	79.4%	79.8%	79.8%	(0.5)%	(0.5)%
ADR	$167.08	$167.08	$167.47	$166.29	(0.2)%	0.5%
RevPAR	$132.65	$132.65	$133.57	$132.70	(0.7)%	—%
The RevPAR decrease of 0.7% was due to a decrease in ADR of 0.2% and a decrease in occupancy of 0.5%.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the six months ended
	June 30, 2018	June 30, 2017	% Change
Hotel operating expenses:
Room	$30,499	$28,529	6.9%
Food and beverage	3,479	2,464	41.2%
Telephone	874	795	9.9%
Other	1,517	1,310	15.8%
General and administrative	12,814	11,628	10.2%
Franchise and marketing fees	12,100	11,391	6.2%
Advertising and promotions	3,050	2,602	17.2%
Utilities	5,146	4,722	9.0%
Repairs and maintenance	7,261	6,431	12.9%
Management fees	5,243	4,835	8.4%
Insurance	672	628	7.0%
Total hotel operating expenses	$82,655	$75,335	9.7%

Hotel operating expenses increased $7.4 million to $82.7 million for the six months ended June 30, 2018 from $75.3 million for the six months ended June 30, 2017.

Room expenses, which are the most significant component of hotel operating expenses, increased $2.0 million from $28.5 million for the six months ended June 30, 2017 compared to $30.5 million for the six months ended June 30, 2018. The increase due to the three hotels acquired in 2017 was $2.5 million, offset by the sale of the Carlsbad hotel of $0.9 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, room expense was up $0.4 million.

The remaining hotel operating expenses increased $5.4 million, from $46.8 million for the six months ended June 30, 2017 to $52.2 million for the six months ended June 30, 2018. The increase due to the three hotels acquired in 2017 was $5.2 million, offset by the sale of the Carlsbad hotel of $1.1 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, hotel operating expense was up $1.1 million.

Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million from $23.7 million for the six months ended June 30, 2017 to $24.0 million for the six months ended June 30, 2018. Depreciation related to the three hotels acquired in 2017 contributed $1.9 million of the increase. The lower depreciation at our other hotels is due to some assets being fully depreciated and the sale of the Carlsbad hotel. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Impairment Loss
Impairment loss was $0.0 million for the six months ended June 30, 2018, compared to $6.7 million for the six months ended June 30, 2017. The Company recorded an impairment at our Washington SHS, PA hotel during the six months ended June 30, 2017.
Property Taxes, Ground Rent and Insurance
Total property taxes and insurance expenses increased $1.6 million from $10.4 million for the six months ended June 30, 2017 to $12.0 million for the six months ended June 30, 2018. The increase is due to both the three hotels that were acquired in 2017 and increases in real estate taxes at our other properties.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.1 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively) increased $0.3 million to $5.1 million for the six months ended June 30, 2018 from $4.8 million for the six months ended June 30, 2017.
Hotel Property Acquisition Costs and Other Charges
Hotel property acquisition costs and other charges increased $0.2 million from $15 thousand for the six months ended June 30, 2017 to $0.3 million for the six months ended June 30, 2018. Other charges primarily include costs related to due diligence for possible acquisitions that were not acquired and costs from Hurricane Harvey.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the JVs and an entity which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $5.2 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively. Reimbursed costs decreased in 2017 due to a change in percentage of costs reimbursed for construction employees based on changes in the number of properties being renovated from 2016 to 2017 at the various portfolios. The decline in costs reimbursements was offset by the decline in cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income decreased $1.0 thousand from $18.0 thousand for the six months ended June 30, 2017 to $17.0 thousand for the six months ended June 30, 2018.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.5 million from $13.8 million for the six months ended June 30, 2017 to $13.3 million for the six months ended June 30, 2018 and is comprised of the following (dollars in thousands):

	For the six months ended
	June 30, 2018	June 30, 2017	% Change
Mortgage debt interest	$12,115	$12,495	(3.0)%
Credit facility interest and unused fees	719	1,129	(36.3)%
Amortization of deferred financing costs	464	141	229.1%
Total	$13,298	$13,765	(3.4)%

The decrease in interest expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily due to lower principal balances on our mortgage debt and the sale of the Carlsbad hotel which was encumbered by mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility decreased primarily due to a decrease in utilization of the credit facility in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Loss on Sale of Hotel Property

Loss on sale of hotel property increased $18 thousand for the six months ended June 30, 2018 due to additional expenses related to the sale of the Homewood Suites Carlsbad hotel on December 20, 2017.

Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities decreased $0.5 million from income of $0.8 million for the six months ended June 30, 2017 to income of $0.3 million for the six months ended June 30, 2018. The increase is due primarily to an increase in interest and amortization expense related to the floating rate debt at each JV.
Income Tax Expense
Income tax expense decreased $0.3 million from $0.3 million for the six months ended June 30, 2017 to $0.0 million for the six months ended June 30, 2018.
Net Income
Net income was $16.4 million for the six months ended June 30, 2018, compared to net income of $9.7 million for the six months ended June 30, 2017. The change in net income was due to the factors discussed above.

Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, (4) EBITDAre, (5) Adjusted EBITDA and (6) Adjusted Hotel EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as prescribed by GAAP as a measure of our operating performance.
FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Funds From Operations (“FFO”):
Net income	$13,487	$5,069	$16,353	$9,713
Loss on sale of hotel property	1	—	18	—
Depreciation	11,863	11,661	23,841	23,611
Impairment loss	—	6,663	—	6,663
Adjustments for unconsolidated real estate entity items	1,757	1,763	3,434	3,234
FFO attributable to common share and unit holders	27,108	25,156	43,646	43,221
Other charges	264	15	250	15
Adjustments for unconsolidated real estate entity items	3	8	15	15
Adjusted FFO attributable to common share and unit holders	$27,375	$25,179	$43,911	$43,251
Weighted average number of common shares and units
Basic	46,230,092	38,795,416	46,158,176	38,707,640
Diluted	46,447,156	39,019,771	46,353,714	38,923,165
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
Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sales of assets; (3) depreciation and amortization; and (4) unconsolidated real estate entity items including interest, depreciation and amortization excluding gains and losses from sales of real estate. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions.
In addition to EBITDA, we present EBITDAre in accordance with NAREIT guidelines, which defines EBITDAre as net income or loss excluding interest expense, income tax expense, depreciation and amortization expense, gains or losses from sales of real estate, impairment, and adjustments for unconsolidated joint ventures. We believe that the presentation of EBITDAre provides useful information to investors regarding the Company's operating performance and can facilitate comparisons of operating performance between periods and between REITs.
We also present Adjusted EBITDA, which includes additional adjustments for items such as other charges, gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor's understanding of our performance.

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$13,487	$5,069	$16,353	$9,713
Interest expense	6,667	6,773	13,298	13,765
Income tax expense	—	—	—	317
Depreciation and amortization	11,921	11,714	23,958	23,718
Adjustments for unconsolidated real estate entity items	4,052	3,825	7,962	7,137
EBITDA	36,127	27,381	61,571	54,650
Impairment loss	—	6,663	—	6,663
Loss on sale of hotel property	1	—	18	—
EBITDAre	36,128	34,044	61,589	61,313
Other charges	264	15	250	15
Adjustments for unconsolidated real estate entity items	25	28	14	42
Share based compensation	$1,196	$999	$2,114	$1,786
Adjusted EBITDA	37,613	35,086	63,967	63,156

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
The following is a presentation of Adjusted Hotel EBITDA for the three and six months ended June 30, 2018 and 2017 (in thousands):

		For the three months ended		For the six months ended
		June 30,		June 30,
		2018	2017	2018	2017

Net Income		$13,487	$5,069	$16,353	$9,713
Add:	Interest expense	6,667	6,773	13,298	13,765
	Income tax expense	—	—	—	317
	Depreciation and amortization	11,921	11,714	23,958	23,718
	Corporate general and administrative	3,547	3,287	7,169	6,555
	Other charges	264	15	250	15
	Impairment loss	—	6,663	—	6,663
	Loss on sale of hotel property	1	—	18	—
Less:	Interest and other income	(15)	(6)	(17)	(18)
	Income from unconsolidated real estate entities	(1,004)	(927)	(250)	(842)
	Adjusted Hotel EBITDA	$34,868	$32,588	$60,779	$59,886

Although we present FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:

•	FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect funds available to make cash distributions;

•	EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect any cash requirements for such replacements;

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

•	Other companies in our industry may calculate FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA differently than we do, limiting their usefulness as a comparative measure.

In addition, FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity. Because of these limitations, FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA only supplementally. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with GAAP.

Sources and Uses of Cash

Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs, debt repayments and distributions to equity holders.
As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents and restricted cash of approximately $36.0 million and $36.5 million, respectively. Additionally, we had $223.0 million available under our $250.0 million senior unsecured revolving credit facility as of June 30, 2018.
For the six months ended June 30, 2018, net cash flows provided by operations were $37.9 million, driven by net income of $16.4 million, $26.1 million of non-cash items, including $24.3 million of depreciation and amortization, $2.1 million of share-based compensation expense, offset by $0.3 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $4.6 million. Net cash flows used in investing activities were $9.9 million, primarily related to capital improvements on our 40 wholly owned hotels of $12.7 million, offset by distributions of $2.8 million from unconsolidated real estate entities. Net cash flows used by financing activities were $28.6 million, comprised of $10.7 million of common equity proceeds raised through sales under our New DRSPP, offset by net repayments of our senior unsecured revolving credit facility of $5.0 million, principal payments or payoffs on mortgage debt of $2.4 million, payments of deferred financing and offering costs of $1.2 million, and distributions to shareholders of $30.7 million.

For the six months ended June 30, 2017, net cash flows provided by operations were $36.6 million, driven by net income of $9.7 million, $31.4 million of non-cash items, including $23.8 million of depreciation and amortization, $6.7 million of impairment loss and $1.8 million of share-based compensation expense, offset by $0.9 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $4.5 million. Net cash flows used in investing activities were $17.1 million, primarily related capital improvements on our 38 wholly owned hotels of $12.9 million and $5.0 million related to our Inland JV investment, offset by distributions of $0.7 million from unconsolidated real estate entities and $0.1 million related to escrow disbursements of restricted cash. Net cash flows used by financing activities were $18.8 million, comprised of $16.9 million of common equity proceeds raised through sales under our Prior ATM Plan and Prior DRSPP, net repayments of our senior unsecured revolving credit facility of $7.5 million, principal payments or payoffs on mortgage debt of $2.1 million, payments of deferred financing and offering costs of $0.5 million, and distributions to shareholders of $25.6 million.
In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit. We declared total dividends of $0.66 and $0.66 per common share and LTIP unit for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

At June 30, 2018, our leverage ratio was 33.3% based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At June 30, 2018, we have total debt of $533.0 million at an average rate of approximately 4.6%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At June 30, 2018 and December 31, 2017, we had $27.0 million and $32.0 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At June 30, 2018, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $506.0 million and $508.5 million at June 30, 2018 and December 31, 2017, respectively.

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

On March 8, 2018, we refinanced our senior unsecured credit facility with a new maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250 million senior unsecured credit facility that was scheduled to mature in 2020. Borrowing costs have been reduced by 0 to 15 basis points from comparable leverage-based pricing levels in our previous credit facility. At our current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65 percent. We were in compliance with all financial covenants at June 30, 2018. We expect to meet all financial covenants during the remainder of 2018 based upon our current projections.
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
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended June 30, 2018, we issued 7,212 shares under the New DRSPP at a weighted average price of $20.02, which generated $0.1 million in gross proceeds. As of June 30, 2018, we had issued 1,215,181 shares under the DRSPP at a weighted average price of $21.61. As of June 30, 2018, there was approximately $39.3 million available for issuance under the New DRSPP.

In January 2014, we also established our At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the NYSE, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended June 30, 2018, we issued no shares under the ATM Plan. Total shares issued under the ATM Plans since the inception of the plan are 2,147,695 at a weighted average price of $21.87 raising gross proceeds of approximately $47.0 million. As of June 30, 2018, there was approximately $100.0 million available for issuance under the ATM Plan.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our current monthly dividend and distribution rate is $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the six months ended June 30, 2018 was $0.66 per common share and LTIP unit.

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

For the three months ended June 30, 2018 and 2017, we invested approximately $5.9 million and $7.8 million, respectively, and for the six months ended June 30, 2018 and 2017, we invested approximately $12.8 million and $12.9 million, respectively, on capital investments in our hotels. We expect to invest an additional $20.3 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2018.

The Company is continuing with plans to expand two Residence Inns located in Sunnyvale, CA. The expansions are expected to include a new lobby and public spaces in each location. We are not certain when the expansions of the two Sunnyvale Residence Inns will commence due to potential delays related to finalizing plans, obtaining approvals from local authorities and ensuring costs to complete the expansions justify the investment. While we do not have final budgets for these projects, we currently anticipate that total expenditures will be approximately $80 million to $90 million, but these costs are subject to change.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2018, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2018 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$6,987	$389	$1,604	$2,558	$2,436
Revolving credit facility, including interest (2)	33,402	869	3,476	29,057	—
Ground leases	76,440	635	2,593	3,987	69,225
Property loans, including interest (2)	618,004	14,473	63,197	220,185	320,149
Total	$734,833	$16,366	$70,870	$255,787	$391,810

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after June 30, 2018. Interest payments are based on the interest rate in effect as of June 30, 2018. See Note 6, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.
The Company’s ownership interests in the JVs are subject to change in the event that either we or CLNY calls for additional capital contributions to the respective JVs necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV and Inland JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. CLNY may also approve certain actions related to the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2018 and December 31, 2017 was $492.0 million and $506.6 million, respectively.

At June 30, 2018, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2018 that are sensitive to changes in interest rates (dollars in thousands):

	2018	2019	2020	2021	2022	2023	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	—	—	$27,000	—	—	$27,000	$27,000
Average interest rate (1)	—	—	—	—	3.96%	—	—	3.96%
Fixed rate:
Debt	$2,610	$6,992	$9,536	$21,945	$9,954	$142,509	$312,483	$506,029	$492,047
Average interest rate	4.71%	4.70%	4.68%	5.26%	4.63%	4.66%	4.62%	4.66%
(1) Weighted average interest rate based on borrowings at LIBOR of 2.05% plus a margin of 1.65% and prime rate of 5.0% plus a margin of 0.65% at June 30, 2018.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $0.3 million annually. This assumes that the amount outstanding under our floating rate debt remains $27.0 million, the balance as of June 30, 2018.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two (2) related class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of June 30, 2018, included in accounts payable is $0.2 million which represents an estimate of the Company’s total exposure to the litigation and is also its estimated maximum possible loss that the Company may incur.
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

CHATHAM LODGING TRUST

Dated:	August 1, 2018	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)