Form 10-Q
period 2018-09-30
Chatham Lodging Trust
filed 2018-10-31
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Shares of Beneficial Interest ($0.01 par value per share)	46,516,275

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Investment in hotel properties, net	$1,328,560	$1,320,082
Cash and cash equivalents	10,270	9,333
Restricted cash	28,383	27,166
Investment in unconsolidated real estate entities	22,542	24,389
Hotel receivables (net of allowance for doubtful accounts of $249 and $200, respectively)	6,418	4,047
Deferred costs, net	5,126	4,646
Prepaid expenses and other assets	3,757	2,523
Deferred tax asset, net	30	30
Total assets	$1,405,086	$1,392,216
Liabilities and Equity:
Mortgage debt, net	$502,950	$506,316
Revolving credit facility	30,000	32,000
Accounts payable and accrued expenses	36,358	31,692
Distributions and losses in excess of investments of unconsolidated real estate entities	8,022	6,582
Distributions payable	5,578	5,846
Total liabilities	582,908	582,436
Commitments and contingencies (Note 12)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2018 and December 31, 2017	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,514,186 and 45,375,266 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	465	450
Additional paid-in capital	896,156	871,730
Retained earnings (distributions in excess of retained earnings)	(83,758)	(69,018)
Total shareholders’ equity	812,863	803,162
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	9,315	6,618
Total equity	822,178	809,780
Total liabilities and equity	$1,405,086	$1,392,216
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Room	$81,457	$76,221	$225,983	$213,415
Food and beverage	2,274	1,378	6,584	4,353
Other	3,731	3,052	10,285	8,465
Cost reimbursements from unconsolidated real estate entities	2,764	2,302	7,679	7,198
Total revenue	90,226	82,953	250,531	233,431
Expenses:
Hotel operating expenses:
Room	17,261	15,618	47,759	44,147
Food and beverage	1,870	1,307	5,350	3,770
Telephone	442	410	1,316	1,205
Other hotel operating	886	737	2,403	2,047
General and administrative	6,498	5,906	19,318	17,534
Franchise and marketing fees	6,863	6,366	18,962	17,758
Advertising and promotions	1,627	1,353	4,677	3,955
Utilities	3,064	2,708	8,209	7,431
Repairs and maintenance	3,783	3,467	11,043	9,898
Management fees	2,915	2,693	8,158	7,511
Insurance	340	297	1,012	925
Total hotel operating expenses	45,549	40,862	128,207	116,181
Depreciation and amortization	11,963	10,944	35,920	34,662
Impairment loss	—	—	—	6,663
Property taxes, ground rent and insurance	5,919	5,349	17,874	15,710
General and administrative	3,649	3,151	10,818	9,706
Other charges	7	(15)	256	—
Reimbursed costs from unconsolidated real estate entities	2,764	2,302	7,679	7,198
Total operating expenses	69,851	62,593	200,754	190,120
Operating income	20,375	20,360	49,777	43,311
Interest and other income	335	9	352	27
Interest expense, including amortization of deferred fees	(6,708)	(7,065)	(20,005)	(20,830)
Loss on sale of hotel property	—	—	(18)	—
Income from unconsolidated real estate entities	689	1,189	938	2,031
Income before income tax expense	14,691	14,493	31,044	24,539
Income tax expense	—	—	—	(317)
Net income	14,691	14,493	31,044	24,222
Net income attributable to noncontrolling interests	(111)	(101)	(231)	(167)
Net income attributable to common shareholders	$14,580	$14,392	$30,813	$24,055

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 9)	$0.31	$0.36	$0.67	$0.62
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 9)	$0.31	$0.36	$0.66	$0.61
Weighted average number of common shares outstanding:
Basic	46,149,765	39,298,974	45,925,178	38,731,900
Diluted	46,384,969	39,550,494	46,078,558	38,960,455
Distributions declared per common share:	$0.33	$0.33	$0.99	$0.99
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2017	38,367,014	$380	$722,019	$(45,657)	$676,742	$4,848	$681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $812	1,443,482	15	28,909	—	28,924	—	28,924
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	619	—	619	1,791	2,410
Dividends declared on common shares ($0.99 per share)	—	—	—	(38,495)	(38,495)	—	(38,495)
Distributions declared on LTIP units ($0.99 per unit)	—	—	—	—	—	(721)	(721)
Reallocation of noncontrolling interest	—	—	101	—	101	(101)	—
Net income	—	—	—	24,055	24,055	167	24,222
Balance, September 30, 2017	39,839,476	$395	$752,148	$(60,097)	$692,446	$5,984	$698,430
Balance, January 1, 2018	45,375,266	$450	$871,730	$(69,018)	$803,162	$6,618	$809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $515	1,117,250	15	23,832	—	23,847	—	23,847
Amortization of share based compensation	—	—	94	—	94	2,692	2,786
Dividends declared on common shares ($0.99 per share)	—	—	—	(45,553)	(45,553)	—	(45,553)
Distributions declared on LTIP units ($0.99 per unit)	—	—	—	—	—	(878)	(878)
Forfeited distributions declared on LTIP units	—	—	—	—	—	652	652
Reallocation of noncontrolling interest	—	—	—	—	—	—	—
Net income	—	—	—	30,813	30,813	231	31,044
Balance, September 30, 2018	46,514,186	$465	$896,156	$(83,758)	$812,863	$9,315	$822,178
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$31,044	$24,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,744	34,501
Amortization of deferred franchise fees	176	161
Amortization of deferred financing fees included in interest expense	680	394
Impairment loss	—	6,663
Share based compensation	3,162	2,785
Income from unconsolidated real estate entities	(938)	(2,031)
Distributions from unconsolidated entities	354	—
Changes in assets and liabilities:
Hotel receivables	(2,368)	(3,285)
Deferred tax asset	—	426
Deferred costs	(109)	(878)
Prepaid expenses and other assets	(1,262)	(1,596)
Accounts payable and accrued expenses	4,948	5,246
Net cash provided by operating activities	71,431	66,608
Cash flows from investing activities:
Improvements and additions to hotel properties	(23,309)	(21,524)
Acquisition of hotel properties, net of cash acquired	(21,046)	(49,864)
Distributions from unconsolidated entities	3,871	2,001
Investment in unconsolidated real estate entities	—	(5,037)
Net cash used in investing activities	(40,484)	(74,424)
Cash flows from financing activities:
Borrowings on revolving credit facility	83,000	82,000
Repayments on revolving credit facility	(85,000)	(59,500)
Payments on mortgage debt	(3,638)	(3,094)
Payment of financing costs	(954)	—
Payment of offering costs	(515)	(812)
Proceeds from issuance of common shares	24,361	29,736
Distributions-common shares/units	(46,047)	(38,740)
Net cash used in financing activities	(28,793)	9,590
Net change in cash, cash equivalents and restricted cash	2,154	1,774
Cash, cash equivalents and restricted cash, beginning of period	36,499	37,201
Cash, cash equivalents and restricted cash, end of period	$38,653	$38,975
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,897	$19,878
Cash paid for income taxes	$856	$684
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
As of September 30, 2018, the Company had accrued distributions payable of $5,578. These distributions were paid on October 26, 2018, except for $395 related to accrued but unpaid distributions on unvested performance based shares and LTIP units. As of September 30, 2017, the Company had accrued distributions payable of $5,217. These distributions were paid on October 27, 2017, except for $783 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $375 and $433 is included in accounts payable and accrued expenses as of September 30, 2018 and 2017, respectively.
Accrued capital improvements of $2,172 and $1,797 are included in accounts payable and accrued expenses as of September 30, 2018 and 2017, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell up to $50 million of our common shares by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended September 30, 2018, we issued 350,845 shares under the ATM Plan at a weighted average price of $21.55, which generated $7.6 million of gross proceeds. As of September 30, 2018, we had issued 2,498,540 shares under the ATM Plans at an average price of $21.83. As of September 30, 2018, there was approximately $92.4 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended September 30, 2018, we issued 286,529 shares under the New DRSPP at a weighted average price of $21.35, which generated $6.1 million of gross proceeds. As of September 30, 2018, we had issued 1,501,710 shares under the DRSPPs at an average price of $21.61. As of September 30, 2018, there was approximately $33.2 million available for issuance under the New DRSPP.
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
As of September 30, 2018, the Company wholly owned 41 hotels with an aggregate of 6,116 rooms located in 15 states and the District of Columbia. As of September 30, 2018, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 and acquired 47 hotels comprising an aggregate of 6,098 rooms from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus") and (ii) held a 10% noncontrolling interest in a separate joint venture (the "Inland JV") with affiliates of CLNY, which was formed in the fourth quarter of 2014 and acquired 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes refer to the NewINK JV and Inland JV collectively as the ("JVs").
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

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of September 30, 2018, Island Hospitality Management LLC (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 41 of the Company’s wholly owned hotels. As of September 30, 2018, all of the NewINK JV hotels were managed by IHM. As of September 30, 2018, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

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

On January 1, 2018, the Company adopted accounting guidance under ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. The Company has certain cash payments and receipts related to debt extinguishment that will be affected by the new standard. The company has historically classified distributions received from equity method investments under the cumulative earnings approach. As such, there was no impact due to application of the new guidance. The Company has applied the new guidance on a retrospective basis.

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

3.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Residence Inn Summerville ("RI Summerville") hotel in Summerville, SC for $20.8 million on August 27, 2018. The allocation of the purchase price, based on the fair value on the date of its acquisition, was (in thousands):

RI Summerville
Acquisition date	8/27/2018
Number of Rooms	96
Land	$2,300
Building and improvements	16,954
Furniture, fixtures and equipment	1,440
Accounts payable and accrued expenses	(54)
Net assets acquired, net of cash	$20,640
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

The amount of revenue and operating income from the hotels acquired in 2018 and 2017 from their respective dates of acquisition through September 30, 2018 is as follows (in thousands):

		For the three months ended September 30,				For the nine months ended September 30,
		2018		2017		2018		2017
	Acquisition Date	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income

Hilton Garden Inn Portsmouth, NH	09/20/2017	$3,075	$1,174	$392	$241	$6,826	$1,724	$392	$241
Courtyard Summerville, SC	11/15/2017	978	147	—	—	3,079	672	—	—
Embassy Suites Springfield, VA	12/06/2017	3,472	720	—	—	10,803	2,518	—	—
Residence Inn Summerville, SC	08/27/2018	186	(147)	—	—	186	(182)	—	—

Total		$7,711	$1,894	$392	$241	$20,894	$4,732	$392	$241

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.2 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land and improvements	$293,353	$291,054
Building and improvements	1,167,482	1,140,477
Furniture, fixtures and equipment	67,583	63,443
Renovations in progress	24,007	13,262
	1,552,425	1,508,236
Less: accumulated depreciation	(223,865)	(188,154)
Investment in hotel properties, net	$1,328,560	$1,320,082
During the year ended December 31, 2017, the Company identified indicators of impairment at its Washington PA SHS hotel, primarily due to decreased operating performance and continued economic weakness. As such, the Company was required to perform a test of recoverability. This test compared the sum of the estimated future undiscounted cash flow attributable to the hotel over its remaining anticipated holding period and its expected value upon disposition to our carrying value for the hotel. The Company determined that the estimated undiscounted future cash flow attributable to the hotel did not exceed its carrying value and an impairment existed. As a result, the Company recorded a $6.7 million impairment charge in the consolidated statements of operations during the year ended December 31, 2017. Fair value was determined based on a discounted cash flow model using our estimates of future cash flows and third-party market data, which we considered Level 3 inputs. We may record additional impairment charges if operating results of this hotel are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period. There were no impairments recorded in 2018.

6.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest in the NewINK JV. The values of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of September 30, 2018 and 2017, the Company’s share of partners’ capital in the NewINK JV was approximately $49.4 million and $52.8 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $57.4 million and $58.7 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the three and nine months ended September 30, 2018 and 2017, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash generated from other activities and excess cash	$1,182	$1,182	$2,775	$1,901
Total	$1,182	$1,182	$2,775	$1,901

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 90.0% interest in the Inland JV.  The values of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of September 30, 2018 and 2017, the Company's share of partners' capital in the Inland JV was approximately $33.3 million and $36.6 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital was approximately $10.8 million and $11.2 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The Company serves as managing member of the Inland JV. During the three and nine months ended September 30, 2018 and 2017, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash generated from other activities and excess cash	$200	$100	1,450	$100
Total	$200	$100	1,450	$100

On May 9, 2017, the NewINK JV refinanced the $840.0 million loan collateralized by the 47 hotels with a new $850.0 million loan. The new non-recourse loan is with Morgan Stanley Bank, N.A. The new loan bears interest at a rate of LIBOR plus a spread of 2.79%, has an initial maturity date of June 7, 2019 and three one-year extension options.

On June 9, 2017, the Inland JV refinanced the $817.0 million loan collateralized by the 48 hotels with a new $780.0 million non-recourse loan with Column Financial, Inc. On June 9, 2017, the Company contributed an additional $5.0 million of capital related to its share in the Inland JV to reduce the debt collateralized by the 48 hotels. The new loan bears interest at a rate of LIBOR plus a spread of 3.3%, has an initial maturity date of July 9, 2019 and three one-year extension options.

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
The Company's investments in the NewINK JV and the Inland JV were $(8.0) million and $22.5 million, respectively, at September 30, 2018 and $(6.6) million and $24.4 million, respectively, at December 31, 2017. The following table sets forth the combined components of net income, including the Company’s allocable share, related to all JVs for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$136,087	$134,048	$381,150	$372,813
Total hotel operating expenses	86,638	78,107	248,298	221,366
Operating income	$49,449	$55,941	$132,852	$151,447
Net income (loss) from continuing operations	$2,790	$7,721	$(2,681)	$8,282
Net income (loss)	$2,790	$7,721	$(2,681)	$8,282

Income (loss) allocable to the Company	$290	$790	$(259)	$855
Basis difference adjustment	399	399	1,197	1,176
Total income from unconsolidated real estate entities attributable to the Company	$689	$1,189	$938	$2,031

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and senior unsecured revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	9/30/18 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2018	December 31, 2017
Senior Unsecured Revolving Credit Facility (1)	4.15%	March 8, 2022	$—	$30,000	$32,000
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	18,591	13,464	13,762
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	46,280	28,034	28,469
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	31,404	16,002	16,253
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,552	21,902	22,251
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,797	18,078	18,375
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,834	22,104	22,437
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	66,225	44,881	45,462
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	37,614	32,758	33,160
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	80,195	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	84,794	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	61,519	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	56,269	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	35,898	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	40,929	21,459	21,760
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	15,006	16,031	16,225
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,751	18,102	18,300

Total debt before unamortized debt issue costs			$687,658	$534,815	$540,454
Unamortized mortgage debt issue costs				(1,865)	(2,138)
Total debt outstanding				$532,950	$538,316

(1)
The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

At September 30, 2018 and December 31, 2017, the Company had $30.0 million and $32.0 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At September 30, 2018, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2018 and December 31, 2017 was $489.4 million and $506.6 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2018, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2018 and December 31, 2017 was $30.0 million and $32.0 million, respectively.

As of September 30, 2018, the Company was in compliance with all of its financial covenants. At September 30, 2018, the Company’s consolidated fixed charge coverage ratio was 3.3 and the credit facility covenant is 1.5. Future scheduled principal payments of debt obligations as of September 30, 2018, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2018 (remaining three months)	$1,402
2019	6,992
2020	9,536
2021	21,945
2022	39,954
2023	142,508
Thereafter	312,478
Total debt before unamortized debt issue costs	$534,815
Unamortized mortgage debt issue costs	(1,865)
Total debt outstanding	$532,950

8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Federal	$—	$—	$—	$271
State	—	—	—	46
Tax expense (benefit)	$—	$—	$—	$317
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2018. As of September 30, 2018, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance.
During the third quarter of 2018, the Company was notified that the tax return of the Company's TRS was going to be examined by the Internal Revenue Service for the tax year ended December 31, 2016. The examination remains open. The Company believes it does not need to record a liability related to matters contained in the tax period open to examination. However, should the Company experience an unfavorable outcome in the matter, such outcome could have a material impact on its results of operations, financial position and cash flows.

9.    Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended September 30, 2018 and $0.99 per share and distributions on LTIP units of $0.99 per unit for the nine months ended September 30, 2018. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2018	2/23/2018	$0.11	$0.11
February	2/28/2018	3/30/2018	0.11	0.11
March	3/29/2018	4/27/2018	0.11	0.11
1st Quarter 2018			$0.33	$0.33

April	4/30/2018	5/25/2018	$0.11	$0.11
May	5/31/2018	6/29/2018	0.11	0.11
June	6/29/2018	7/27/2018	0.11	$0.11
2nd Quarter 2018			$0.33	$0.33

July	7/31/2018	8/31/2018	$0.11	$0.11
August	8/31/2018	9/28/2018	0.11	0.11
September	9/28/2018	10/26/2018	0.11	0.11
3rd Quarter 2018			$0.33	$0.33

Total 2018			$0.99	$0.99

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common shareholders	$14,580	$14,392	$30,813	$24,055
Dividends paid on unvested shares and units	(81)	(64)	(229)	(171)
Net income attributable to common shareholders	$14,499	$14,328	$30,584	$23,884
Denominator:
Weighted average number of common shares - basic	46,149,765	39,298,974	45,925,178	38,731,900
Unvested shares	235,204	251,520	153,380	228,555
Weighted average number of common shares - diluted	46,384,969	39,550,494	46,078,558	38,960,455
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.31	$0.36	$0.67	$0.62
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.31	$0.36	$0.66	$0.61

11.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance based shares and outperformance based units, for which dividends on unvested performance based shares and units are not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2018 and 2017, the Company issued 21,670 and 23,980 common shares, respectively, to its independent trustees as compensation for services performed in 2017 and 2016, respectively. As of September 30, 2018, there were 1,405,529 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2018		December 31, 2017
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	57,514	$23.78	110,825	$22.05
Granted	—	—	5,000	20.20
Vested	(30,084)	26.24	(32,441)	25.77
Forfeited	(24,096)	21.21	(25,870)	13.17
Non-vested at end of the period	3,334	$20.20	57,514	$23.78

As of September 30, 2018 and December 31, 2017, there were $43.1 thousand and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2018, these costs were expected to be recognized over a weighted–average period of approximately 1.3 years. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $8.4 thousand and $0.2 million, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized approximately $0.1 million and $0.4 million, respectively, of expense related to the restricted share awards.

Long-Term Incentive Plan Awards

LTIP units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants for the performance of services to or for the benefit of the Company. Under the Equity Incentive Plan, each LTIP unit issued is deemed equivalent to an award of one common share thereby reducing the number of shares available for other equity awards on a one-for-one basis.

A summary of the Company's LTIP Unit awards for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2018		December 31, 2017
	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	482,056	$16.58	295,551	$14.36
Granted	244,917	16.94	223,922	19.20
Vested	(67,275)	16.42	(37,417)	14.73
Forfeited	(183,300)	$14.13	—	$—
Non-vested at end of the period	476,398	$17.15	482,056	$16.58

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
The Company recorded $0.9 million and $0.7 million in compensation expense related to the LTIP units for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized approximately $2.7 million and $1.8 million, respectively. As of September 30, 2018 and December 31, 2017, there was $5.9 million and $4.4 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.0 years, which represents the weighted average remaining vesting period of the LTIP units.

12.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two related class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of September 30, 2018, included in accounts payable is $0.2 million which represents an estimate of the Company’s total exposure to the litigation.

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
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garages leases and office lease as of September 30, 2018, for the remainder of 2018 and for each of the next five calendar years and thereafter (in thousands):

	Other Leases(1)	Office Lease
	Amount
2018 (remaining three months)	$318	$196
2019	1,273	792
2020	1,320	812
2021	1,326	832
2022	1,329	853
2023	1,332	873
Thereafter	69,225	2,436
Total	$76,123	$6,794

(1) Other leases includes ground, garage and air rights leases at our hotels.

Management Agreements
The management agreements with IHM have an initial term of five years and automatically renew for two five-year periods unless IHM provides written notice to us no later than 90 days prior to the then current term’s expiration date of its intent not to renew. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Base management fees are calculated as a percentage of the hotel's gross room revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.
Terms of the Company's management agreements entered into during the three and nine months ended September 30, 2018 are as follows:

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Management fees totaled approximately $2.9 million and $2.7 million, respectively, for the three months ended September 30, 2018 and 2017, respectively, and approximately $8.2 million and $7.5 million, respectively, for the nine months ended September 30, 2018 and 2017.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements entered into during the three and nine months ended September 30, 2018 are as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing Program Fee	Expiration
Residence Inn Summerville	Marriott International, Inc	6.0%	2.5%	2038
Franchise and marketing fees totaled approximately $6.9 million and $6.4 million, respectively, for the three months ended September 30, 2018 and 2017 and approximately $19.0 million and $17.8 million, respectively, for the nine months ended September 30, 2018 and 2017. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being September 2030.

13.    Related Party Transactions

Mr. Fisher owns 51% of IHM. As of September 30, 2018, the Company had hotel management agreements with IHM to manage all 41 of its wholly owned hotels. As of September 30, 2018, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended September 30, 2018 and 2017 were $2.9 million and $2.7 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $8.2 million and $7.5 million, respectively. At September 30, 2018 and December 31, 2017, the amounts due to IHM were $1.4 million and $1.2 million, respectively.
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

Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended September 30, 2018 and 2017 were $2.0 million and $1.6 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $5.7 million and $4.9 million, respectively.

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

At September 30, 2018, our leverage ratio was 32.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of September 30, 2018, we have total debt of $533.0 million at an average interest rate of approximately 4.6%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be healthy.  Lodging industry performance is also impacted by room supply growth, which is currently increasing.  Overall U.S. room supply increased 1.8% in 2017, but supply in the Upscale segment, in which most of our hotels operate, increased by 6.0% in 2017.  Smith Travel Research is projecting U.S. hotel supply growth to increase 2.0% in 2018. Continued supply growth could negatively impact RevPAR growth. We are currently projecting a 2018 RevPAR change of -0.5% to +0.0% as compared to 2017 for Chatham's hotels.

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Results of operations for the three months ended September 30, 2018 include the operating activities of our 41 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 38 hotels at January 1, 2017. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Summerville, SC on August 27, 2018, one hotel in Portsmouth, NH on September 20, 2017, one hotel in Summerville, SC on November 15, 2017 and one hotel in Springfield, VA on December 6, 2017. We also sold a hotel in Carlsbad, CA on December 20, 2017.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2018	September 30, 2017	% Change
Room	$81,457	$76,221	6.9%
Food and beverage	2,274	1,378	65.0%
Other	3,731	3,052	22.2%
Cost reimbursements from unconsolidated real estate entities	2,764	2,302	20.1%
Total revenue	$90,226	$82,953	8.8%
Total revenue was $90.2 million for the quarter ended September 30, 2018, up $7.2 million compared to total revenue of $83.0 million for the corresponding 2017 period. Total revenue related to the three hotels acquired during 2017 contributed $7.1 million of the increase, the hotel acquired in 2018 contributed $0.2 million, the 37 comparable hotels owned by the Company throughout the 2017 and 2018 periods contributed $1.6 million, while the sale of one hotel in 2017 reduced revenue by $2.1 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.3% and 91.9%, respectively, of total revenue for the quarters ended September 30, 2018 and 2017. Room revenue was $81.5 million and $76.2 million for the quarters ended September 30, 2018 and 2017, respectively, with $6.1 million of the increase in 2018 attributable to the three hotels acquired during 2017, the hotel acquired in 2018 contributed $0.2 million, and a loss of room revenue attributable to the one hotel sold in 2017 of $2.1 million. At the 37 comparable hotels owned by the Company throughout the 2017 and 2018 periods, room revenue was up $1.0 million or 1.3%, driven primarily by RevPAR increase of 1.0%.
Food and beverage revenue was $2.3 million for the quarter ended September 30, 2018, up $0.9 million compared to $1.4 million for the corresponding 2017 period. Food and beverage revenue related to the hotels acquired in 2017 contributed $0.7 million of the increase.
Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $0.6 million for the three months ended September 30, 2018. Other operating revenue was $3.7 million and $3.1 million for the quarters ended September 30, 2018 and 2017, respectively. The increase related to the hotels acquired in 2017 contributed $0.3 million of the increase. The remaining increase was primarily due to increases in parking and miscellaneous room income.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity, Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.8 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively. The costs reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended September 30, 2018 and 2017 increased 1.7% and 1.9%, respectively, in the 2018 and 2017 periods as compared to the respective prior periods. RevPAR at our wholly owned hotels increased 1.1% and increased 1.0%, respectively, in the 2018 and 2017 periods as compared to the respective prior periods primarily due to lower growth in our specific markets primarily due to new supply.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of September 30, 2018 that have been in operation for a full year reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2018		2017		Percentage Change
	Same Property (40 hotels)	Actual (41 hotels)	Same Property (40 hotels)	Actual (39 hotels)	Same Property (40 hotels)	Actual (41/39 hotels)
Occupancy	86.1%	85.9%	84.2%	84.6%	2.3%	1.5%
ADR	$170.54	$170.35	$172.30	$172.80	(1.0)%	(1.4)%
RevPAR	$146.75	$146.32	$145.15	$146.25	1.1%	—%

RevPAR increased 1.1% due to a decrease in ADR of 1.0% and an increase in occupancy of 2.3%.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2018	September 30, 2017	% Change
Hotel operating expenses:
Room	$17,261	$15,618	10.5%
Food and beverage	1,870	1,307	43.1%
Telephone	442	410	7.8%
Other	886	737	20.2%
General and administrative	6,498	5,906	10.0%
Franchise and marketing fees	6,863	6,366	7.8%
Advertising and promotions	1,627	1,353	20.3%
Utilities	3,064	2,708	13.1%
Repairs and maintenance	3,783	3,467	9.1%
Management fees	2,915	2,693	8.2%
Insurance	340	297	14.5%
Total hotel operating expenses	$45,549	$40,862	11.5%

Hotel operating expenses increased $4.6 million or 11.5% to $45.5 million for the three months ended September 30, 2018 from $40.9 million for the three months ended September 30, 2017. The four hotels acquired in 2018 and 2017 contributed $4.3 million of the increase.

Room expenses, which are the most significant component of hotel operating expenses, increased $1.7 million or 10.5% from $15.6 million in 2017 to $17.3 million in the third quarter of 2018. The increase due to the four hotels acquired in 2018 and 2017 was $1.4 million, offset by the sale of the Carlsbad hotel of $0.5 million and an increase at the 37 comparable hotels owned by us throughout the 2018 and 2017 periods of $0.8 million primarily due to increasing labor and benefit costs and guest rewards.

The remaining hotel operating expenses increased $3.1 million, from $25.2 million in the third quarter of 2017 to $28.3 million in the third quarter of 2018. The increase due to the four hotels acquired in 2018 and 2017 was $2.9 million, offset by the sale of the Carlsbad hotel of $0.6 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, hotel operating expense was up $0.8 million primarily due to increased franchise fees related to increased revenues, repairs and maintenance expenses and utility expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million from $10.9 million for the three months ended September 30, 2017 to $12.0 million for the three months ended September 30, 2018. Depreciation related to the four hotels acquired in 2017 and 2018 contributed $1.0 million of the increase. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.6 million from $5.3 million for the three months ended September 30, 2017 to $5.9 million for the three months ended September 30, 2018. The increase is due to both the four hotels that were acquired in 2018 and 2017 and increases in real estate taxes at certain of our other properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan (“LTIP”) units in the Operating Partnership. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.0 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively) increased $0.4 million to $2.6 million for the three months ended September 30, 2018 from $2.2 million in the three months ended September 30, 2017 with the increase primarily due to salaries, professional fees and franchise taxes.

Other Charges

Other charges increased from $(15) thousand for the three months ended September 30, 2017 to $7.0 thousand for the three months ended September 30, 2018. Other charges primarily include costs related to due diligence for potential acquisitions that were not completed and costs from Hurricane Harvey.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.8 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $326 thousand from $9 thousand for the three months ended September 30, 2017 to $335 thousand for the three months ended September 30, 2018. The increase is primarily related to fees received for services provided to an entity, Castleblack, which is 97.5% owned by CLNY.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.4 million from $7.1 million for the three months ended September 30, 2017 to $6.7 million for the three months ended September 30, 2018 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2018	September 30, 2017	% Change
Mortgage debt interest	$6,026	$6,233	(3.3)%
Credit facility interest and unused fees	465	579	(19.7)%
Amortization of deferred financing costs	217	253	(14.2)%
Total	$6,708	$7,065	(5.1)%

The decrease in interest expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily due to lower principal balances on our mortgage debt and the sale of the Carlsbad hotel which was encumbered by mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility decreased primarily due to a decrease in utilization of the credit facility for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Income from Unconsolidated Real Estate Entities

Income from unconsolidated real estate entities was $1.2 million for the three months ended September 30, 2017 and $0.7 million for the three months ended September 30, 2018. The decrease is due primarily to an increase in interest and amortization expense related to the floating rate debt at each JV.

Income Tax Expense

Income tax expense for the three months ended September 30, 2018 and 2017 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2018 and recognizes a valuation allowance against its deferred tax assets.

Net Income

Net income was $14.7 million for the three months ended September 30, 2018, compared to net income of $14.5 million for the three months ended September 30, 2017. The change in net income was due to the factors discussed above.

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

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Results of operations for the nine months ended September 30, 2018 include the operating activities of our 41 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 38 hotels at January 1, 2017. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Summerville, SC on August 27, 2018, one hotel in Portsmouth, NH on September 20, 2017, one hotel in Summerville, SC on November 15, 2017 and one hotel in Springfield, VA on December 6, 2017. We also sold a hotel in Carlsbad, CA on December 20, 2017.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017	% Change
Room	$225,983	$213,415	5.9%
Food and beverage	6,584	4,353	51.3%
Other	10,285	8,465	21.5%
Cost reimbursements from unconsolidated real estate entities	7,679	7,198	6.7%
Total revenue	$250,531	$233,431	7.3%
Total revenue was $250.5 million for the nine months ended September 30, 2018, up $17.1 million compared to total revenue of $233.4 million for the corresponding 2017 period. Total revenue related to the three hotels acquired during 2017 contributed $20.3 million of the increase, the hotel acquired in 2018 contributed $0.2 million, the 37 comparable hotels owned by the Company throughout the 2017 and 2018 periods contributed $1.7 million, while the sale of one hotel in 2017 reduced revenue by $5.6 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.2% and 91.4% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. Room revenue was $226.0 million and $213.4 million for the nine months ended September 30, 2018 and 2017, respectively, with $17.6 million of the increase in 2018 attributable to the three hotels acquired during 2017 the hotel acquired in 2018 contributed $0.2 million and a loss of room revenue attributable to the one hotel sold in 2017 of $5.4 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, room revenue was up $0.2 million or 0.1%.
Food and beverage revenue was $6.6 million, for the nine months ended September 30, 2018, up $2.2 million, compared to $4.4 million for the corresponding 2017 period. Food and beverage revenue related to the hotels acquired in 2017 contributed $1.9 million of the increase.
Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $10.3 million and $8.5 million for the nine months ended September 30, 2018 and 2017, respectively. The hotels acquired in 2017 contributed $0.8 million of the increase and the 37 comparable hotels owned by us throughout the 2018 and 2017 periods contributed $1.2 million, while the sale of one hotel in 2017 reduced other operating revenue by $0.1 million The increase in other operating revenue related primarily to miscellaneous room revenue and parking.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $7.7 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2018 and 2017 increased 3.1% and 2.6%, respectively, in the 2018 and 2017 periods as compared to the respective prior year periods. RevPAR at our wholly owned hotels decreased 0.1% and increased 0.8%, respectively, in the 2018 and 2017 periods as compared to the respective prior year periods primarily due to lower growth in our specific markets primarily due to new supply.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of September 30, 2018 that have been in operation for a full year reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2018		2017		Percentage Change
	Same Property (40 hotels)	Actual (41 hotels)	Same Property (40 hotels)	Actual (39 hotels)	Same Property (40 hotels)	Actual (41/39 hotels)
Occupancy	81.6%	81.6%	81.3%	81.5%	0.4%	0.1%
ADR	$168.31	$168.24	$169.16	$168.64	(0.5)%	(0.2)%
RevPAR	$137.40	$137.27	$137.47	$137.40	(0.1)%	(0.1)%
The RevPAR decrease of 0.1% was due to a decrease in ADR of 0.5% and an increase in occupancy of 0.5%.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2018	September 30, 2017	% Change
Hotel operating expenses:
Room	$47,759	$44,147	8.2%
Food and beverage	5,350	3,770	41.9%
Telephone	1,316	1,205	9.2%
Other	2,403	2,047	17.4%
General and administrative	19,318	17,534	10.2%
Franchise and marketing fees	18,962	17,758	6.8%
Advertising and promotions	4,677	3,955	18.3%
Utilities	8,209	7,431	10.5%
Repairs and maintenance	11,043	9,898	11.6%
Management fees	8,158	7,511	8.6%
Insurance	1,012	925	9.4%
Total hotel operating expenses	$128,207	$116,181	10.4%

Hotel operating expenses increased $12.0 million to $128.2 million for the nine months ended September 30, 2018 from $116.2 million for the nine months ended September 30, 2017.

Room expenses, which are the most significant component of hotel operating expenses, increased $3.7 million from $44.1 million for the nine months ended September 30, 2017 to $47.8 million for the nine months ended September 30, 2018. The increase due to the four hotels acquired in 2018 and 2017 was $3.8 million, offset by the sale of the Carlsbad hotel of $1.4 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, room expense was up $1.3 million, primarily due to increasing labor and benefit costs and guest rewards.

The remaining hotel operating expenses increased $8.4 million, from $72.0 million for the nine months ended September 30, 2017 to $80.4 million for the nine months ended September 30, 2018. The increase due to the four hotels acquired in 2018 and 2017 was $8.1 million, offset by the sale of the Carlsbad hotel of $1.6 million. For the 37 comparable hotels owned by us throughout the 2018 and 2017 periods, hotel operating expense was up $1.9 million primarily due to increased compensation and benefit costs, repairs and maintenance and utilities.
Depreciation and Amortization
Depreciation and amortization expense increased $1.2 million from $34.7 million for the nine months ended September 30, 2017 to $35.9 million for the nine months ended September 30, 2018. Depreciation related to the four hotels acquired in 2017 and 2018 contributed $3.0 million of the increase, offset by the sale of the Carlsbad hotel of $0.8 million and a decrease at the 37 comparable hotels owned by us throughout 2018 and 2017 periods of $0.9 million. The lower depreciation at our 37 hotels owned for both periods is due to some assets being fully depreciated. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Impairment Loss
Impairment loss was $0.0 million for the nine months ended September 30, 2018, compared to $6.7 million for the nine months ended September 30, 2017. The Company recorded an impairment at our Washington SHS, PA hotel during the nine months ended September 30, 2017.
Property Taxes, Ground Rent and Insurance
Total property taxes and insurance expenses increased $2.2 million from $15.7 million for the nine months ended September 30, 2017 to $17.9 million for the nine months ended September 30, 2018. The increase is due to both the four hotels that were acquired in 2018 and 2017 and increases in real estate taxes at certain of our other properties.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $3.2 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively) increased $0.8 million to $7.7 million for the nine months ended September 30, 2018 from $6.9 million for the nine months ended September 30, 2017 with the increase primarily due to salaries, professional fees and franchise taxes.
Other Charges
Other charges increased $0.3 million from $0 thousand for the nine months ended September 30, 2017 to $0.3 million for the nine months ended September 30, 2018. Other charges primarily include costs related to due diligence for potential acquisitions that were not completed and costs from Hurricane Harvey.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $7.7 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively. The costs reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income increased $325.0 thousand from $27.0 thousand for the nine months ended September 30, 2017 to $352.0 thousand for the nine months ended September 30, 2018. The increase is primarily related to fees received for services provided to an entity, Castleblack, which is 97.5% owned by CLNY.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.8 million from $20.8 million for the nine months ended September 30, 2017 to $20.0 million for the nine months ended September 30, 2018 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2018	September 30, 2017	% Change
Mortgage debt interest	$17,913	$18,725	(4.3)%
Credit facility interest and unused fees	1,412	1,711	(17.5)%
Amortization of deferred financing costs	680	394	72.6%
Total	$20,005	$20,830	(4.0)%

The decrease in interest expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to lower principal balances on our mortgage debt and the sale of the Carlsbad hotel which was encumbered by mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility decreased primarily due to a decrease in utilization of the credit facility in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Loss on Sale of Hotel Property

Loss on sale of hotel property increased $18 thousand for the nine months ended September 30, 2018 due to additional expenses related to the sale of the Homewood Suites Carlsbad hotel on December 20, 2017.

Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities decreased $1.1 million from income of $2.0 million for the nine months ended September 30, 2017 to income of $0.9 million for the nine months ended September 30, 2018. The decrease is due primarily to an increase in interest and amortization expense related to the floating rate debt at each JV.
Income Tax Expense
Income tax expense decreased $0.3 million from $0.3 million for the nine months ended September 30, 2017 to $0.0 million for the nine months ended September 30, 2018. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2018 and recognizes a valuation allowance against its deferred tax assets.
Net Income
Net income was $31.0 million for the nine months ended September 30, 2018, compared to net income of $24.2 million for the nine months ended September 30, 2017. The change in net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Funds From Operations (“FFO”):
Net income	$14,691	$14,493	$31,044	$24,222
Loss on sale of hotel property	—	—	18	—
Depreciation	11,903	10,890	35,744	34,501
Impairment loss	—	—	—	6,663
Adjustments for unconsolidated real estate entity items	1,768	1,668	5,202	4,902
FFO attributable to common share and unit holders	28,362	27,051	72,008	70,288
Other charges	7	(15)	256	—
Adjustments for unconsolidated real estate entity items	1	—	16	15
Adjusted FFO attributable to common share and unit holders	$28,370	$27,036	$72,280	$70,303
Weighted average number of common shares and units
Basic	46,512,232	39,594,166	46,277,491	39,006,396
Diluted	46,747,436	39,845,686	46,430,871	39,234,951
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$14,691	$14,493	$31,044	$24,222
Interest expense	6,708	7,065	20,005	20,830
Income tax expense	—	—	—	317
Depreciation and amortization	11,963	10,944	35,920	34,662
Adjustments for unconsolidated real estate entity items	4,208	3,708	12,169	10,844
EBITDA	37,570	36,210	99,138	90,875
Impairment loss	—	—	—	6,663
Loss on sale of hotel property	—	—	18	—
EBITDAre	37,570	36,210	99,156	97,538
Other charges	7	(15)	256	—
Adjustments for unconsolidated real estate entity items	3	13	18	55
Share based compensation	$1,049	$999	$3,163	$2,785
Adjusted EBITDA	38,629	37,207	102,593	100,378

Adjusted Hotel EBITDA is defined as net income before interest, income taxes, depreciation and amortization, corporate general and administrative, impairment loss, loss on early extinguishment of debt, other charges, interest and other income, losses on sales of hotel properties and income or loss from unconsolidated real estate entities. We present Adjusted Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing our Adjusted Hotel EBITDA margins to those of our peer companies. Adjusted Hotel EBITDA represents the results of operations for our wholly owned hotels only.
The following is a presentation of Adjusted Hotel EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		For the three months ended		For the six months ended
		September 30,		September 30,
		2018	2017	2018	2017

Net Income		$14,691	$14,493	$31,044	$24,222
Add:	Interest expense	6,708	7,065	20,005	20,830
	Income tax expense	—	—	—	317
	Depreciation and amortization	11,963	10,944	35,920	34,662
	Corporate general and administrative	3,649	3,151	10,818	9,706
	Other charges	7	—	256	—
	Impairment loss	—	—	—	6,663
	Loss on sale of hotel property	—	—	18	—
Less:	Interest and other income	(335)	(9)	(352)	(27)
	Other charges	—	(15)	—	—
	Income from unconsolidated real estate entities	(689)	(1,189)	(938)	(2,031)
	Adjusted Hotel EBITDA	$35,994	$34,440	$96,771	$94,342

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
As of September 30, 2018 and December 31, 2017, we had cash, cash equivalents and restricted cash of approximately $38.7 million and $36.5 million, respectively. Additionally, we had $220.0 million available under our $250.0 million senior unsecured revolving credit facility as of September 30, 2018.
For the nine months ended September 30, 2018, net cash flows provided by operations were $71.4 million, driven by net income of $31.0 million, $39.2 million of non-cash items, including $36.6 million of depreciation and amortization, $3.2 million of share-based compensation expense and distributions of $0.3 million received from unconsolidated real estate entities, offset by $0.9 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash flow of $1.2 million. Net cash flows used in investing activities were $40.5 million, primarily related to the purchase of the Residence Inn Summerville for $21.1 million, capital improvements on our 41 wholly owned hotels of $23.3 million, offset by distributions of $3.9 million from unconsolidated real estate entities. Net cash flows used by financing activities were $28.8 million, comprised of $24.4 million of common equity proceeds raised through sales under our New DRSPP and ATM Plans, offset by net repayments of our senior unsecured revolving credit facility of $2.0 million, principal payments or payoffs on mortgage debt of $3.6 million, payments of financing and offering costs of $1.5 million, and distributions to shareholders of $46.1 million.

For the nine months ended September 30, 2017, net cash flows provided by operations were $66.6 million, driven by net income of $24.2 million, $42.5 million of non-cash items, including $35.0 million of depreciation and amortization, $6.7 million of impairment loss and $2.8 million of share-based compensation expense, offset by $2.0 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $0.1 million. Net cash flows used in investing activities were $74.4 million, primarily related to the purchase of the Hilton Garden Inn Portsmouth for $43.4 million, the purchase of a parcel of land in Los Angeles for $6.5 million, capital improvements on our 39 wholly owned hotels of $21.5 million and a capital contribution of $5.0 million related to our Inland JV investment, offset by distributions of $2.0 million from unconsolidated real estate entities. Net cash flows provided by financing activities were $9.6 million, comprised of $29.7 million of common equity proceeds raised through sales under our Prior ATM Plan and Prior DRSPP, net borrowings of our senior unsecured revolving credit facility of $22.5 million, principal payments or payoffs on mortgage debt of $3.1 million, payments of financing and offering costs of $0.8 million, and distributions to shareholders of $38.7 million.
We declared total dividends of $0.99 and $0.99 per common share and LTIP unit for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

At September 30, 2018, our leverage ratio was 32.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At September 30, 2018, we have total debt of $533.0 million at an average interest rate of approximately 4.6%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments.
At September 30, 2018 and December 31, 2017, we had $30.0 million and $32.0 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At September 30, 2018, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $503.0 million and $508.5 million at September 30, 2018 and December 31, 2017, respectively.

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

On March 8, 2018, we refinanced our senior unsecured credit facility with a new facility having a maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250 million senior unsecured credit facility that was scheduled to mature in 2020. Borrowing costs have been reduced by 0 to 15 basis points from comparable leverage-based pricing levels in our previous credit facility. At September 30, 2018 current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65 percent. We were in compliance with all financial covenants at September 30, 2018. We expect to meet all financial covenants during the remainder of 2018 based upon our current projections.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior unsecured revolving credit facility or through borrowings utilizing our unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended September 30, 2018, we issued 286,529 shares under the New DRSPP at a weighted average price of $21.35, which generated $6.1 million in gross proceeds. As of September 30, 2018, we had issued 1,501,710 shares under the DRSPPs at a weighted average price of $21.56. As of September 30, 2018, there was approximately $33.2 million available for issuance under the New DRSPP.

In January 2014, we also established our At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million of our common shares by means of ordinary brokers’ transactions on the NYSE, in negotiated transactions or in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, with Cantor Fitzgerald & Co. ("Cantor") acting as sales agent. On January 13, 2015, the Company entered into a sales agreement with Barclays Capital Inc. (“Barclays”) to add Barclays as an additional sales agent under the Company’s Prior ATM Plan. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor, Barclays, Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended September 30, 2018, we issued 350,845 shares under the ATM Plan at a weighted average price of $21.55, which generated $7.6 million in gross proceeds. Total shares issued under the ATM Plans since inception are 2,498,540 at a weighted average price of $21.83 raising gross proceeds of approximately $54.5 million. As of September 30, 2018, there was approximately $92.4 million available for issuance under the ATM Plan.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our current monthly dividend and distribution rate is $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the nine months ended September 30, 2018 was $0.99 per common share and LTIP unit.

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

For the three months ended September 30, 2018 and 2017, we invested approximately $10.5 million and $8.5 million, respectively, and for the nine months ended September 30, 2018 and 2017, we invested approximately $23.3 million and $23.5 million, respectively, on capital investments in our hotels. We expect to invest an additional $9.8 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2018.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2018, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2018 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$6,794	$196	$1,604	$2,558	$2,436
Revolving credit facility, including interest (2)	36,541	476	3,810	32,255	—
Ground leases	76,123	318	2,593	3,987	69,225
Property loans, including interest (2)	610,768	7,237	63,197	220,185	320,149
Total	$730,226	$8,227	$71,204	$258,985	$391,810

(1)
The Company entered into a new corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.

(2)
Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after September 30, 2018. Interest payments are based on the interest rate in effect as of September 30, 2018. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2018 and December 31, 2017 was $489.4 million and $506.6 million, respectively.

At September 30, 2018, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2018 that are sensitive to changes in interest rates (dollars in thousands):

	2018	2019	2020	2021	2022	2023	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	—	—	$30,000	—	—	$30,000	$30,000
Average interest rate (1)	—	—	—	—	4.15%	—	—	4.15%
Fixed rate:
Debt	$1,402	$6,992	$9,536	$21,945	$9,954	$142,508	$312,478	$504,815	$489,443
Average interest rate	4.72%	4.70%	4.68%	5.26%	4.63%	4.66%	4.62%	4.66%
(1) Weighted average interest rate based on borrowings at LIBOR of 2.25% plus a margin of 1.65% and prime rate of 5.0% plus a margin of 0.65% at September 30, 2018.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $0.3 million annually. This assumes that the amount outstanding under our floating rate debt remains $30.0 million, the balance as of September 30, 2018.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two (2) related class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of September 30, 2018, included in accounts payable is $0.2 million which represents an estimate of the Company’s total exposure to the litigation.
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

CHATHAM LODGING TRUST

Dated:	October 31, 2018	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)