Form 10-K
period 2018-12-31
Chatham Lodging Trust
filed 2019-02-25
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
The aggregate market value of the 44,829,359 common shares of beneficial interest held by non-affiliates of the registrant was $951,278,998 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2018.
The number of common shares of beneficial interest outstanding as of February 21, 2019 was 46,557,341

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before May 15, 2019) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time the forward-looking statements are made. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, prospects, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks when you make an investment decision concerning our common shares. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•the factors included in this report, including those set forth under the sections titled “Business,” Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports that we file with the United States Securities and Exchange Commission ("SEC"), or in other documents that we publicly disseminate;
•general volatility of the financial markets and the market price of our securities;
•performance of the lodging industry in general;
•business interruptions due to cyber attacks;
•impacts on our business of a prolonged government shutdown;
•changes in our business or investment strategy;
•availability, terms and deployment of capital;
•availability of and our ability to attract and retain qualified personnel;
•our leverage levels;
•our capital expenditures;
•changes in our industry and the markets in which we operate, interest rates or the general U.S. or international economy;
•our ability to maintain our qualification as a REIT for federal income tax purposes; and
•the degree and nature of our competition.
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

In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2018, we issued 766,574 shares under the New DRSPP at a weighted average price of $22.08, which generated $16.9 million of proceeds.  As of December 31, 2018 and December 31, 2017, respectively, we had issued 1,508,046 and 741,730 shares under the DRSPPs at a weighted average price of $21.55 and $21.00 per share, respectively. As of December 31, 2018, there were common shares having a maximum aggregate sales price of approximately $32.5 million available for issuance under the New DRSPP.
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. ("Barclays"), Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the year ended December 31, 2018, we issued 350,975 shares under the ATM Plan at a weighted average price of $21.55, which generated $7.6 million of proceeds. As of December 31, 2018 and December 31, 2017, respectively, we had issued 2,498,670 and 2,147,695 shares under the ATM Plans at a weighted average price of $21.83 and $21.87 per share, respectively, in addition to the offerings discussed above. As of December 31, 2018, there were common shares having a maximum aggregate sales price of approximately $92.4 million available for issuance under the ATM Plan.
As of December 31, 2018, the Company owned 42 hotels with an aggregate of 6,283 rooms located in 15 states and the District of Columbia. As of December 31, 2018, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which owns 47 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,098 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs", which refers collectively to the NewINK JV and the Inland JV.

To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in the 47 NewINK JV hotels and (ii) owns its 10.0% interest in the 48 Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2018, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher, managed all 42 of the Company’s wholly owned hotels. As of December 31, 2018, all of the NewINK JV hotels were managed by IHM. As of December 31, 2018, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").

As of December 31, 2018, our wholly owned hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (sixteen hotels) and Homewood Suites by Hilton® brand (nine hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (six hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (two hotels), the Hyatt Place® brand (two hotels) and all suite hotels that operate under the upper scale extended stay Embassy Suites brand® (one hotel).

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

•	Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 51% owned by Mr. Fisher that as of December 31, 2018, managed all 42 of our wholly owned hotels, all of the hotels owned by the NewINK JV and 34 hotels owned by the Inland JV, with 14 hotels managed by Marriott. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. Our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise.  At December 31, 2018, our leverage ratio was approximately 34.7 percent, which increased from 34.0 percent percent at December 31, 2017.  Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

During the third quarter of 2018, we were notified that the tax return of the our TRS was going to be examined by the Internal Revenue Service for the tax year ended December 31, 2016. The examination remains open. We believe we do not need to record a liability related to matters contained in the tax period open to examination. However, should we experience an unfavorable outcome in the matter, such outcome could have a material impact on our results of operations, financial position and cash flows.
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

As of December 31, 2018, terms of our management agreements for our 42 wholly owned hotels were as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	IHM	3.0%	$1,500	$1,000	1.0%
Springhill Suites Washington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	1,000	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	750	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	750	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mission Valley	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	1,500	1,000	1.0%
Courtyard Summerville	IHM	3.0%	1,500	1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Summerville	IHM	3.0%	1,500	1,000	1.0%
Courtyard Dallas	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $10.8 million, $9.9 million and $9.4 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Incentive management fees, which are included in management fees, for the years ended December 31, 2018, 2017 and 2016 were $0.1 million, $0.2 million and $0.3 million, respectively.
Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements for its 42 wholly owned hotels as of December 31, 2018 were as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc.	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	5.0%	4.0%	2035
Courtyard Altoona	Marriott International, Inc.	5.5%	2.0%	2030
Springhill Suites Washington	Marriott International, Inc.	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Residence Inn Mission Valley	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2028
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
Springhill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	3% to 5%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Courtyard West University Houston	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn West University Houston	Marriott International, Inc.	6.0%	2.5%	2024
Hilton Garden Inn Burlington	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	3% to 5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6.0%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	3% to 6%	2.5%	2045
Hilton Garden Inn Portsmouth	Hilton Garden Inns Franchise LLC	5.5%	4.0%	2037
Courtyard Summerville	Marriott International, Inc.	6.0%	2.5%	2037
Embassy Suites Springfield	Hilton Franchise Holding LLC	5.5%	4.0%	2037
Residence Inn Summerville	Marriott International, Inc.	6.0%	2.5%	2038
Courtyard Dallas	Marriott International, Inc.	4% to 6%	2.0%	2038
Franchise and marketing/program fees totaled approximately $24.9 million, $23.2 million and $22.4 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Operating Leases
The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 and we have an extension option of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent currently is equal to approximately $8,400 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
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
The Residence Inn New Rochelle hotel is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2018 under these leases amounted to approximately $29,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $47,500 per month and a percentage rent payment equal to 5% to 25% of gross income based on the type of income less the minimum rent is due in arrears.
The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of five years each. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.
Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2018 for each of the next five calendar years and thereafter (dollars in thousands):

	Amount
	Other Leases(1)	Office Lease
2019	$1,273	$792
2020	1,320	812
2021	1,326	831
2022	1,329	853
2023	1,332	874
Thereafter	69,225	2,436
Total	$75,805	$6,598

(1) Other leases includes ground, garage and air rights leases at our hotels.

Employees

As of February 25, 2019, we had 40 employees, 33 of which are shared with or allocated to the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

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
Available Information

Our Internet website is www.chathamlodgingtrust.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. All reports that we have filed with the SEC, including this annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, can also be obtained free of charge from the SEC's website www.sec.gov. In addition, our website includes corporate governance information, including the charters for committees of our Board of Trustees, our Corporate Governance Guidelines, Conflict of Interest Policy and our Code of Business Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Chatham Lodging Trust, 222 Lakeview Avenue, Suite 200, West Palm Beach, FL 33401. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

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

Until appropriate investments can be identified, we may invest the net proceeds of any offering of our securities in interest-bearing short-term securities or money-market accounts that are consistent with our qualification as a REIT. These investments are expected to provide a lower net return than we seek to achieve from our hotel properties. We may be unable to invest the net proceeds on acceptable terms, or at all, which could delay shareholders from receiving an appropriate return on their investment. We cannot assure you that we will be able to identify properties that meet our investment criteria, that we will successfully consummate any investment opportunities we identify, or that investments we may make will generate income or cash flow.

We must rely on third party management companies to operate our hotels in order to qualify as a REIT under the Code and, as a result, we have less control than if we were operating the hotels directly.

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2018, managed 42 of our hotels, all of the 47 hotels owned by the NewINK JV, and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

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

As of December 31, 2018, IHM managed all 42 of our wholly owned hotels, as well as all of the 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV. As a result, a substantial portion of our revenues is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our ﬁnancial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

Joint venture investments that we make could be adversely affected by our lack of decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

We are co-investors with CLNY in each of the NewINK JV and Inland JV, which own 47 and 48 hotels, respectively, and we may invest in additional joint ventures in the future. We may not be in a position to exercise decision-making authority regarding the properties owned through the JVs or other joint ventures that we may invest in. Our joint venture partners may be able to make certain important decisions about our joint venture and the joint venture properties without our approval or consent. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners.

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
The Company’s ownership interests in the JVs are subject to change in the event that we or CLNY call for additional capital contributions to a JV that is necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. CLNY may also approve certain actions by the JVs in which it participates without our consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and the removal of us as managing member in the event we fail to fulfill our material obligations under the joint venture agreement.

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

Our Chief Executive Officer, Mr. Fisher, owned 51% of IHM, a hotel management company that, as of December 31, 2018, managed 42 of our wholly owned hotels, all of the 47 hotels owned by the NewINK JV and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

In order for federal corporate income tax not to apply to earnings that we distribute, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code. Our only source of funds to make these distributions comes from distributions that we will receive from our Operating Partnership. Accordingly, we may be required to borrow or raise capital on terms, or sell assets at prices or at times we regard unfavorable or make taxable distributions of our capital shares or debt securities, to enable us to pay out enough of our REIT taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

Failure to maintain our qualification as a REIT would subject us to federal income tax and potentially to state and local taxes.

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

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax for years prior to 2018, on our taxable income at regular corporate rates and distributions to shareholders would not be deductible by us in computing our taxable income. We may also be subject to state and local taxes if we fail to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares of beneficial interest. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify, which would negatively impact the value of our common shares.

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

Our TRS holding company is subject to applicable federal, state and local income tax on its taxable income, which consists of the revenues from the hotel properties leased by our TRS Lessees, net of the operating expenses for such hotel properties and rent payments to us. In certain circumstances, the ability of our TRS Lessees to deduct net interest expense could be limited. Accordingly, although our ownership of our TRS Lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS holding company is available for distribution to us.

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

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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

The REIT provisions of the Code substantially limit our ability to hedge our business. Under these provisions, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the 75% and 95% gross income tests applicable to REITs if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests applicable to REITs, and such instrument is properly identified under applicable Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. The Tax Cuts and Jobs Act, or TCJA, significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their shareholders.  We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain operating information for our 42 wholly owned hotels as of December 31, 2018:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price		Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5	million	$85,714	$16.0	million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0	million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3	million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7	million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5	million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5	million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5	million	$137,500	$18.0	million
Courtyard Altoona	Altoona, Pennsylvania	IHM	8/24/2010	2001	105	$11.3	million	$107,619	—
Springhill Suites Washington	Washington, Pennsylvania	IHM	8/24/2010	2000	86	$12.0	million	$139,535	—
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	135	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0	million	$169,355	$13.4	million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6	million	$218,000	$32.6	million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5	million	$273,438	$27.9	million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5	million	$222,603	$15.9	million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0	million	$305,785	$21.8	million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0	million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8	million	$176,395	$18.0	million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0	million	$224,719	$22.0	million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2	million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9	million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8	million	$316,883	$44.7	million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8	million	$248,438	$30.0	million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8	million	$401,776	$64.8	million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0	million	$411,103	$70.7	million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7	million	$454,097	$48.6	million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	144	$56.4	million	$503,869	$37.9	million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1	million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1	million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4	million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	180	$33.0	million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	136	$45.1	million	$336,194	$21.4	million
Hilton Garden Inn Portsmouth	Portsmouth, NH	IHM	9/20/2017	2006	131	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	IHM	11/15/2017	2014	96	$20.2	million	$210,417	—
Embassy Suites Springfield	Springfield, VA	IHM	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	IHM	8/27/2018	2018	96	$20.8	million	$216,667	—
Dallas DT Courtyard	Dallas, TX	IHM	12/5/2018	2018	167	$49.0	million	$293,413	—

Total					6,283	$1,483.9 million		$236,169	$503.6 million

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

Item 3. Legal Proceedings

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaint alleges various wage and hour law violations  based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of December 31, 2018, included in accounts payable and accrued expenses is $0.1 million which represents an estimate of the Company’s total exposure to the litigations based on standard indemnification obligations under hotel management agreements with IHM.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT".

Shareholder Information

On January 31, 2019, there were 359 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2013 to the NYSE closing price per share on December 31, 2018 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2013 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index, (iii) the NAREIT All Equity REIT Index and (iv) the NAREIT Lodging/Resorts Index. The total return values include any dividends paid during the period.

	Value of initial investment at December 31, 2013	Value of initial investment at December 31, 2014	Value of initial investment at December 31, 2015	Value of initial investment at December 31, 2016	Value of initial investment at December 31, 2017	Value of initial investment at December 31, 2018
Chatham Lodging Trust	$100.00	$147.55	$109.32	$117.38	$138.55	$114.93
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
FTSE NAREIT All Equity REIT Index	$100.00	$127.15	$130.06	$142.13	$155.30	$148.94
FTSE NAREIT Lodging/Resorts Index	$100.00	$132.50	$100.14	$124.52	$133.45	$116.34

180
160
140
120
100
80
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Chatham Lodging Trust
Russell 2000 Index
FTSE NAREIT All Equity REIT Index
FTSE NAREIT Lodging/Resorts Index

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our shareholders each year in an amount equal to at least:

•90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains; plus
•90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; minus
•Any excess non-cash income (as defined in the Code).

Future distributions will be at the discretion of our board of trustees and will depend on our financial performance, debt service obligations, applicable debt covenants (if any), capital expenditure requirements, maintenance of our REIT qualification and other factors as our board of trustees deems relevant.

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its common shares for the years ended December 31, 2018 and 2017, respectively:

	2018		2017
Common shares:
Ordinary income	$1.1448	86.7%	$1.128	85.5%
Return of capital	0.1752	13.3%	0.120	9.1%
Unrecap. Sec. 1250 Gain	—	—%	0.072	5.5%
Total	$1.32	100%	$1.32	100%

Equity Compensation Plan Information

  The following table provides information, as of December 31, 2018, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 12 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	1,400,529
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,400,529
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

Sale of Unregistered Securities

None.
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2018 and 2017, respectively, related to such repurchases.

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

	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015		December 31, 2014
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$324,230	$301,844	$295,871	$276,950		$197,216

Hotel operating expenses	170,562	155,679	148,777	136,994		100,961
Depreciation and amortization	48,169	46,292	48,775	48,981		34,710
Impairment loss	—	6,663	—	—		—
Property taxes, ground rent and insurance	23,678	20,916	21,564	18,581		12,624
General and administrative	14,120	12,825	11,119	11,677		9,852
Other charges	3,806	523	510	1,451		10,381
Reimbursed costs from unconsolidated real estate entities	5,743	5,908	6,190	3,743		1,992
Total operating expenses	266,078	248,806	236,935	221,427		170,520
Operating income before gain (loss) on sale of hotel property	58,152	53,038	58,936	55,523		26,696
Interest and other income	462	30	51	264		108
Interest expense, including amortization of deferred fees	(26,878)	(27,901)	(28,297)	(27,924)		(21,354)
Loss on early extinguishment of debt	—	—	(4)	(412)		(184)
Gain (loss) on sale of hotel property	(18)	3,327	—	—		—
Income (loss) from unconsolidated real estate entities	(876)	1,582	718	2,411		(3,830)
Net gain (loss) from remeasurement and sales of investment in unconsolidated real estate entities	—	—	(10)	3,576		65,750
Income before income tax benefit (expense)	30,842	30,076	31,394	33,438		67,186
Income tax benefit (expense)	28	(396)	301	(260)		(105)
Net income	$30,870	$29,680	$31,695	$33,178		$67,081
Net income attributable to non-controlling interest	(229)	(202)	(212)	(212)	—	(208)
Net income attributable to common shareholders	$30,641	$29,478	$31,483	$32,966		$66,873

Income per Common Share - Basic:
Net income attributable to common shareholders	$.66	$.73	$.82	$.87		$2.32
Income per Common Share - Diluted:
Net income attributable to common shareholders	$.66	$.73	$.81	$.86		$2.30
Weighted average number of common shares outstanding:
Basic	46,073,515	39,859,143	38,299,067	37,917,871		28,531,094
Diluted	46,243,660	40,112,266	38,482,875	38,322,285		28,846,724

Other Data:
Net cash provided by operating activities	86,215	86,689	87,669	81,842		49,306
Net cash used in investing activities	(96,401)	(158,411)	(15,268)	(182,363)		(452,988)
Net cash provided by (used in) financing activities	6,024	71,171	(75,509)	106,480		414,538
Cash dividends declared per common share	1.32	1.32	1.30	1.28		.93

	As of	As of	As of	As of	As of
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$1,373,773	$1,320,082	$1,233,094	$1,258,452	$1,096,425
Cash and cash equivalents	7,192	9,333	12,118	21,036	15,077
Restricted cash	25,145	27,166	25,083	19,273	12,030
Investment in unconsolidated real estate entities	21,545	24,389	20,424	23,618	28,152
Hotel receivables (net of allowance for doubtful accounts)	4,495	4,047	4,389	4,433	3,601
Deferred costs, net	5,070	4,646	4,642	5,365	7,514
Prepaid expenses and other assets	2,431	2,523	2,778	5,052	2,300
Deferred tax asset, net	58	30	426	—	—
Total assets	$1,439,709	$1,392,216	$1,302,954	$1,337,229	$1,165,099

Mortgage debt, net	$501,782	$506,316	$530,323	$539,623	$527,721
Revolving credit facility	81,500	32,000	52,500	65,580	22,500
Accounts payable and accrued expenses	33,692	31,692	27,782	25,100	20,042
Distributions in excess of investments of unconsolidated real estate entities	9,650	6,582	6,017	2,703	—
Distributions payable	5,667	5,846	4,742	7,221	2,884
Total liabilities	632,291	582,436	621,364	640,227	573,147
Total shareholders’ equity	797,466	803,162	676,742	692,871	588,537
Noncontrolling Interest in Operating Partnership	9,952	6,618	4,848	4,131	3,415
Total liabilities and equity	$1,439,709	$1,392,216	$1,302,954	$1,337,229	$1,165,099

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
As of December 31, 2018, the Company owned 42 hotels with an aggregate of 6,283 rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,098 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs" which refers collectively to the NewINK JV and the Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease each of the Company's wholly owned hotels to a taxable REIT subsidiary lessee (“TRS Lessee”), which is wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in the 47 NewINK JV hotels and (ii) 10.0% interest in the 48 Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns or owned as applicable, noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2018, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher, managed all 42 of the Company’s wholly owned hotels. As of December 31, 2018, all of the NewINK JV hotels were managed by IHM. As of December 31, 2018, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").
Financial Condition and Operating Performance Metrics
We measure financial condition and hotel operating performance by evaluating financial metrics and measures such as:

•Revenue Per Available Room (“RevPAR”),
•Average Daily Rate (“ADR”),
•Occupancy,
•Funds From Operations (“FFO”),
•Adjusted FFO,
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”),
•EBITDAre,
•Adjusted EBITDA, and
•Adjusted Hotel EBITDA.

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

“Non-GAAP Financial Measures” herein provides a detailed discussion of our use of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA and a reconciliation of FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA to net income or loss, measurements recognized by generally accepted accounting principles in the United States (“GAAP”).
Results of Operations
Industry outlook
We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be healthy. Lodging industry performance is also impacted by room supply growth, which is currently elevated in the Upscale segment in which most of our hotels operate. Overall U.S. room supply increased 2.0% in 2018, but supply in the Upscale segment increased by 5.2% in 2018. Smith Travel Research is projecting U.S. hotel supply growth to increase to 1.9% in 2019. Continued supply growth could negatively impact RevPAR growth. We are currently projecting 2019 RevPAR change of -1.5% to +0.5% as compared to 2018.
Comparison of the year ended December 31, 2018 (“2018”) to the year ended December 31, 2017 (“2017”)

Results of operations for the year ended December 31, 2018 include the operating activities of our 42 wholly owned hotels and our investments in the NewINK JV and Inland JV. We acquired two hotels in the year ended December 31, 2018. We acquired the Residence Inn by Marriott Summerville, SC on August 27, 2018 and the Courtyard by Marriott Dallas Downtown, TX on December 5, 2018. We acquired three hotels and sold one hotel in the year ended December 31, 2017. We acquired the Hilton Garden Inn Portsmouth, NH on September 20, 2017, the Courtyard by Marriott Summerville, SC on November 15, 2017, and the Embassy Suites Springfield, VA on December 6, 2017. The Homewood Suites Carlsbad, CA was sold on December 20, 2017. Accordingly, the comparisons below are influenced by the fact that two wholly owned hotels were owned by us for only a portion of the year ended December 31, 2018 and three wholly owned hotels were owned by us for only a portion of the year ended December 31, 2017.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2018	December 31, 2017	% Change
Room	$295,897	$278,466	6.3%
Food and beverage	8,880	6,255	42.0%
Other	13,710	11,215	22.2%
Cost reimbursements from unconsolidated real estate entities	5,743	5,908	(2.8)%
Total revenue	$324,230	$301,844	7.4%
Total revenue increased $22.4 million to $324.2 million for the year ended December 31, 2018 compared to total revenue of $301.8 million for the 2017 period. Total revenue related to the three hotels acquired during 2017 contributed $23.5 million of the increase, the two hotels acquired in 2018 contributed $1.1 million of the increase, the 37 comparable hotels owned by the Company throughout the 2017 and 2018 periods contributed $4.7 million, while the sale of one hotel in 2017 reduced revenue by $6.9 million. Since our hotels are primarily select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.3% and 92.3%, respectively, of total revenue for the years ended December 31, 2018 and December 31, 2017. Room revenue was $295.9 million and $278.5 million for the years ended December 31, 2018 and 2017, respectively, the three hotels acquired during 2017 contributed $20.4 million of the increase, the two hotels acquired in 2018 contributed $1.1 million of the increase, the 37 comparable hotels owned by the Company throughout the 2017 and 2018 periods contributed $2.7 million or 1.0%, driven primarily by RevPAR increase of 0.9%, while the sale of one hotel in 2017 reduced room revenue by $6.8 million.
Food and beverage revenue was $8.9 million and $6.3 million for the years ended December 31, 2018 and 2017. Food and beverage revenue related to the hotels acquired in 2017 contributed $2.2 million of the increase.
Other revenue comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $2.5 million for the year ended December 31, 2018. The increase was primarily due to increases in parking and miscellaneous income. Hotels acquired in 2017 contributed $0.8 million to the increase in other revenue.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity, Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $5.7 million and $5.9 million respectively, for the years ended December 31, 2018 and 2017. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2018 and 2017 increased 2.9% and 3.0%, respectively, as compared to the years ended December 31, 2017 and 2016. RevPAR at our wholly owned hotels increased 0.9% in 2018 and increased 0.7% in 2017 as compared to the respective prior year periods regardless of ownership. Our RevPAR was lower than the overall industry growth due to lower growth in our specific markets primarily due to new supply.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of December 31, 2018 and that have been in operation for a full year reflect the performance of the hotels during the entire period regardless of our ownership during the periods presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the years ended December 31,
	2018		2017		Percentage Change
	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (41 hotels)	Same Property (40 hotels)	Actual (42/41 hotels)
Occupancy	80.5%	79.7%	79.7%	79.9%	1.0%	(.3)%
ADR	$166.74	$166.48	$166.83	$166.41	(.1)%	—%
RevPAR	$134.19	$132.76	$133.04	$132.92	0.9%	(.1)%
RevPAR increased 0.9% due to an increase in occupancy of 1.0% and a decrease in ADR of 0.1%.

Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2018	December 31, 2017	% Change
Hotel operating expenses:
Room	$63,877	$59,151	8.0%
Food and beverage expense	7,312	5,342	36.9%
Telephone expense	1,766	1,647	7.2%
Other expense	3,296	2,886	14.2%
General and administrative	25,567	23,639	8.2%
Franchise and marketing fees	24,864	23,247	7.0%
Advertising and promotions	6,227	5,380	15.7%
Utilities	10,835	9,944	9.0%
Repairs and maintenance	14,710	13,317	10.5%
Management fees	10,754	9,898	8.6%
Insurance	1,354	1,228	10.3%
Total hotel operating expenses	$170,562	$155,679	9.6%

Hotel operating expenses increased $14.9 million, or 9.6% to $170.6 million for the year ended December 31, 2018 from $155.7 million for the year ended December 31, 2017. The increase in total hotel operating expenses attributable to the three hotels acquired in 2017 was $13.8 million and the two new hotels acquired in 2018 was $0.9 million, while the remaining hotels contributed $4.3 million to the increase offset by a reduction of $4.1 million from the one hotel that was sold in 2017.

Room expenses, which are the most significant component of hotel operating expenses, increased $4.7 million from$59.2 million in 2017 to $63.9 million in 2018. Total room expenses related to the hotels acquired in 2017 and 2018 contributed $4.5 million and $0.3 million, respectively, to the increase, while the remaining hotels contributed $1.8 million to the increase offset by a reduction of $1.9 million from the one hotel sold in 2017. The increase in rooms expense at the 37 comparable hotels was due primarily to increased labor and benefit costs.

The remaining hotel operating expenses increased $10.2 million, or 10.5%, from $96.5 million in 2017 to $106.7 million in 2018. The increase attributable to the three hotels acquired in 2017 was $9.3 million, the two hotels acquired in 2018 was $0.6 million, while the remaining hotels had an increase of $2.5 million offset by the hotel sold in 2017 of $2.2 million. Food and beverage expense increased due to the Hilton Garden Inn Portsmouth and Embassy Suites Springfield hotels acquired in 2017 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities. Increases attributed to the remaining hotels acquired before 2017 related to increased franchise and management fees related to increased revenues, as well as increases in utilities costs and repair and maintenance costs.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million from $46.3 million for the year ended December 31, 2017 to $48.2 million for the year ended December 31, 2018. The increase attributable to the three hotels acquired in 2017 was $3.4 million and the increase attributable to the two hotels acquired in 2018 was $0.3 million, while the decrease attributable to the remaining hotels of $0.8 million was due to some assets being fully depreciated. The sale of a hotel in 2017 contributed $1.0 million to the decrease in depreciation expense. Depreciation is recorded on our assets generally 40 years for buildings, 20 years for land improvements, 5 to 20 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment loss

Impairment loss was zero for the year ended December 31, 2018, compared to $6.7 million for the year ended December 31, 2017. The Company recorded an impairment at our Washington SHS, PA hotel during the year ended December 31, 2017.

Property Taxes and Insurance

Total property taxes and insurance expenses increased $2.8 million from $20.9 million for the year ended December 31, 2017 to $23.7 million for the year ended December 31, 2018. The increase related to the hotels acquired in 2017 and 2018 was $1.3 million and $0.2 million, respectively, while the remaining hotels increased $1.3 million primarily attributable to successful real estate tax appeals at some of our properties that were recorded in 2017.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $4.2 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively) increased $0.9 million, or 10%, to $9.9 million in 2018 from $9.0 million in 2017, with the increase primarily due to salaries, professional fees and franchise taxes.

Other Charges

Other charges increased from $0.5 million for the year ended December 31, 2017 to $3.8 million for the year ended December 31, 2018. The 2018 costs primarily consisted of the write off of previous expenditures related to previously planned expansions at several of our Silicon Valley hotels. The Company has decided not to continue with these expansions at this time and has expensed the costs associated with the planning of these expansions.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll and office rent costs of the NewINK JV and Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $5.7 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively. The decrease is primarily attributable to decreases in shared office expenses. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income increased from $30.0 thousand for the year ended December 31, 2017 to $462.0 thousand for the year ended December 31, 2018. The increase is primarily related to fees received for providing services to an entity which is 97.5% owned by CLNY.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.9 million, or 3.7%, from $27.9 million for the year ended December 31, 2017 to $26.9 million for the year ended December 31, 2018. Interest expense is comprised of the following (dollars in thousands):

	Year ended
	December 31, 2018	December 31, 2017	% Change
Mortgage debt interest	$23,911	$24,977	(4.3)%
Credit facility interest	1,321	1,577	(16.2)%
Other fees	735	692	6.2%
Amortization of deferred financing costs	911	655	39.1%
Total	$26,878	$27,901	(3.7)%

The decrease in interest expense for the year ended December 31, 2018 as compared to year ended December 31, 2017 is primarily due to lower principal balances on our mortgage debt and the sale of the Carlsbad hotel which was encumbered by mortgage debt. Interest expense on the Company's senior unsecured revolving credit facility decreased due to a decrease in utilization of the credit facility for the year ended December 31, 2018 as compared to year ended December 31, 2017.

Gain on Sale of Hotel Property

Gain on sale of hotel property decreased $3.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the sale of the Homewood Suites Carlsbad hotel on December 20, 2017 and no comparable sale in 2018.

Income (loss) from Unconsolidated Real Estate Entities

Income (loss) from unconsolidated real estate entities decreased $2.5 millions from income of $1.6 million for the year ended December 31, 2017 to a loss of $0.9 million for the year ended December 31, 2018. The decrease is due primarily to an increase in interest expense and amortization expense related to the floating rate debt at each JV and an impairment loss at one NewINK JV hotel.

Income Tax Benefit (Expense)

Income tax changed from an expense of $0.4 million for the year ended December 31, 2017 to a benefit of $28.0 thousand for the year ended December 31, 2018.

Net Income

Net income was $30.9 million for the year ended December 31, 2018, compared to net income of $29.7 million for the year ended December 31, 2017. The decrease in our net income was due to the factors discussed above.

Comparison of the year ended December 31, 2017 (“2017”) to the year ended December 31, 2016 (“2016”)

Results of operations for the year ended December 31, 2017 include the operating activities of our 40 wholly owned hotels and our investments in the NewINK JV and Inland JV. We acquired three hotels in the year ended December 31, 2017. Accordingly, the comparisons below are influenced by the fact that three wholly owned hotels were owned by us for only a portion of the year ended December 31, 2017. We acquired the Hilton Garden Inn Portsmouth, NH on September 20, 2017, the Courtyard by Marriott Summerville, SC on November 15, 2017 and the Embassy Suites Springfield, VA on December 6, 2017. The Homewood Suites Carlsbad, CA was sold on December 20, 2017.
Revenues
Revenue, which consists primarily of the room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	Years Ended
	December 31, 2017	December 31, 2016	% Change
Room	$278,466	$273,345	1.9%
Food and beverage	6,255	6,221	.5%
Other	11,215	10,115	10.9%
Cost reimbursements from unconsolidated real estate entities	5,908	6,190	(4.6)%
Total revenue	$301,844	$295,871	2.0%

Total revenue increased $5.9 million to $301.8 million for the year ended December 31, 2017 compared to total revenue of $295.9 million for the 2016 period. Total revenue related to the three hotels acquired during 2017 contributed $3.5 million of the increase. Since all of our hotels are primarily select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue was $278.5 million and $273.3 million for the years ended December 31, 2017 and 2016, respectively, with $2.9 million of this increase attributable to the three hotels acquired in 2017. The room revenue from the remaining properties owned for all of 2017 including the Carlsbad hotel increased $2.3 million.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2017 and 2016 increased 3.0% and 3.2%, respectively, as compared to the years ended December 31, 2016 and 2015. RevPAR at our wholly owned hotels increased 1.0% in the 2017 and 2016 periods as compared to the respective prior periods regardless of ownership. Our RevPAR was lower than the overall industry growth due to lower growth in our specific markets primarily due to new supply.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 wholly owned by the Company as of December 31, 2017, reflect the performance of the hotels during the entire period regardless of our ownership during the periods presented, which is a non-GAAP financial measure. The Homewood Suites Carlsbad hotel is included in actual Occupancy, ADR and RevPAR through the date of sale. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

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
Other operating revenue, comprised of meeting room, parking, guaranteed no show bookings, restaurant lease income, gift shop, in-room movie and other ancillary amenities revenue, was $11.2 million and $10.1 million for the years ended December 31, 2017 and 2016, respectively. Total other operating revenue related to the three hotels acquired in 2017 contributed $0.2 million of the increase with the remainder coming from the hotel properties owned for all of 2017 primarily due to no show bookings, restaurant lease income, meeting rooms, miscellaneous room revenue and parking.
Cost reimbursements from unconsolidated real estate entities, comprised of corporate payroll, office rent and insurance costs at the NewINK JV, Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $5.9 million and $6.2 million for the years ended December 31, 2017 and 2016, respectively. The decrease is primarily attributable to decreases in salaries. These cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

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

Hotel operating expenses increased $6.9 million, or 4.6% to $155.7 million for the year ended December 31, 2017 from $148.8 million for the year ended December 31, 2016. The increase in total hotel operating expenses attributable to the three hotels acquired in 2017 contributed $2.1 million while the remaining hotels contributed $4.8 million to the increase.

Room expenses, which are the most significant component of hotel operating expenses, increased $2.0 million from $57.2 million in 2016 to $59.2 million in 2017. Total room expenses related to the three hotels acquired in 2017 contributed $0.6 million to the increase, while the remaining hotels contributed $1.4 million to the increase. The increase in rooms expense was due primarily to increased wages.

The remaining hotel operating expenses increased $5.0 million, or 5.3%, from $91.6 million in 2016 to $96.5 million in 2017. The increase attributable to the three hotels acquired in 2017 was $1.5 million while the remaining hotels had an increase of $3.4 million. Food and beverage expense increased due to the Hilton Garden Inn Portsmouth and Embassy Suites Springfield hotels acquired in 2017 that have food and beverage operations. Most of our other hotels have limited for sale food and beverage activities. Increases attributed to the remaining hotels acquired before 2017 related to franchise and management fees related to increased revenues, utilities costs and repair costs.

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

Property Taxes and Insurance

Total property taxes and insurance expenses decreased $0.7 million from $21.6 million for the year ended December 31, 2016 to $20.9 million for the year ended December 31, 2017. The increase related primarily to the three hotels acquired in 2017 was $0.1 million and the remaining hotels decreased $0.8 million primarily attributable to successful real estate tax appeals at some of our properties.

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

Other Charges

In 2017 we adopted Financial Accounting Standards Board ("FASB") ASU 2017-01 and began capitalizing acquisition related costs. Prior to 2017 acquisition related costs were expensed as incurred. Other charges remained level from $0.5 million for the year ended December 31, 2016 to $0.5 million for the year ended December 31, 2017. The 2017 costs primarily consisted of the Company's share of expense related to a class action lawsuit in California (See Legal Proceedings in Part I). The property acquisition costs in the 2016 period related to a prior acquisition for which final amounts were more than previously accrued.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll and office rent costs at the NewINK JV and Inland JV and an entity which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $5.9 million and $6.2 million for the year ended December 31, 2017 and 2016, respectively. The decrease is primarily attributable to decreases in salaries. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

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

The decrease in interest expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to a change in amortization for deferred financing fees. Interest expense on the Company's senior unsecured revolving credit facility increased due to an increase in LIBOR for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Mortgage debt decreased primarily due to lower principal balances on our mortgage debt.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt decreased to zero for the year ended December 31, 2017 from $4 thousand for the year ended December 31, 2016 due to paying off the loan associated with the Altoona hotel in January 2016 instead of at the maturity date of April 2016.

Gain on Sale of Hotel Property

Gain on sale of hotel property increased $3.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the sale of the Homewood Suite Carlsbad hotel on December 20, 2017 and no comparable sale in 2016.

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
Net Income
Net income was $29.7 million for the year ended December 31, 2017, compared to a net income of $31.7 million for the year ended December 31, 2016. The increase in our net income was due to the factors discussed above.
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

FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity, nor are FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA or Adjusted Hotel EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.
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
The following is a reconciliation of net income to FFO and Adjusted FFO for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share data):

	For the year ended
	December 31,
	2018	2017	2016
Funds From Operations (“FFO”):
Net income	$30,870	$29,680	$31,695
Loss (gain) on sale of hotel property	18	(3,327)	—
Loss on sale from unconsolidated real estate entities	—	—	10
Depreciation	47,932	46,060	48,562
Impairment loss	—	6,663	—
Adjustments for unconsolidated real estate entity items	6,992	6,600	8,186
FFO attributed to common share and unit holders	85,812	85,676	88,453
Other charges	3,806	523	510
Loss on early extinguishment of debt	—	—	4
Adjustments for unconsolidated real estate entity items	1,078	96	25
Adjusted FFO attributed to common share and unit holders	$90,696	$86,295	88,992
Weighted average number of common shares and units
Basic	46,428,387	40,138,856	38,556,842
Diluted	46,598,532	40,391,978	38,740,650

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
In addition to EBITDA, we present EBITDAre in accordance with NAREIT guidelines, which defines EBITDAre as net income or loss excluding interest expense, income tax expense, depreciation and amortization expense, gains or losses from sales of real estate, impairment, and adjustments for unconsolidated joint ventures. We believe that the presentation of EBITDAre provides useful information to investors regarding the Company's operating performance and can facilitate comparison of operating performance between periods and between REITs.
We also present Adjusted EBITDA which includes additional adjustments for items such as other charges, gains or losses on extinguishment of indebtedness, amortization of share-based compensation and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor's understanding of our performance.
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$30,870	$29,680	$31,695
Interest expense	26,878	27,901	28,297
Income tax (benefit) expense	(28)	396	(301)
Depreciation and amortization	48,169	46,292	48,775
Adjustments for unconsolidated real estate entity items	16,495	14,650	15,908
EBITDA	122,384	118,919	124,374
Impairment loss	—	6,663	—
Loss on sale from unconsolidated real estate entities	—	—	10
Loss (gain) on sale of hotel property	18	(3,327)	—
EBITDAre	122,402	122,255	124,384
Other charges	3,806	523	510
Loss on early extinguishment of debt	—	—	4
Adjustments for unconsolidated real estate entity items	1,081	136	62
Share based compensation	4,210	3,784	3,013
Adjusted EBITDA	$131,499	$126,698	$127,973

Adjusted Hotel EBITDA is defined as net income before interest, income taxes, depreciation and amortization, corporate general and administrative, impairment loss, loss on early extinguishment of debt, other charges, interest and other income, loses on sales of hotel properties and income or loss from unconsolidated real estate entities. We present Adjusted Hotel EBITDA because we believe it is useful to investors in comparing our hotel operating performance between periods and comparing our Adjusted Hotel EBITDA margins to those of our peer companies. Adjusted Hotel EBITDA represents the results of operations for our wholly owned hotels only.

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2018, 2017 and 2016 (in thousands):

		For the year ended
		December 31,
		2018	2017	2016
Net income		30,870	29,680	31,695
Add:	Interest expense	26,878	27,901	28,297
	Income tax expense	—	396	—
	Depreciation and amortization	48,169	46,292	48,775
	Corporate general and administrative	14,120	12,825	11,119
	Other charges	3,806	523	510
	Impairment loss	—	6,663	—
	Loss from unconsolidated real estate entities	876	—	—
	Loss on sale of hotel property	18	—	4
	Loss on sale from unconsolidated real estate entities	—	—	10
Less:	Interest and other income	(462)	(30)	(51)
	Gain on sale of hotel property	—	(3,327)	—
	Income from unconsolidated real estate entities	—	(1,582)	(718)
	Income tax benefit	(28)	—	(301)

Adjusted Hotel EBITDA		$124,247	$119,341	$119,340

•Although we present FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA because we believe they are useful to investors in comparing our operating performance between periods and between REITs that report similar measures, these measures have limitations as analytical tools. Some of these limitations are:
•FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect funds available to make cash distributions;
•EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect any cash requirements for such replacements;
•Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period using Adjusted EBITDA;
•Adjusted FFO, Adjusted EBITDA and Adjusted Hotel EBITDA do not reflect the impact of certain cash charges (including acquisition transaction costs) that result from matters we consider not to be indicative of the underlying performance of our hotel properties; and
•Other companies in our industry may calculate FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA differently than we do, limiting their usefulness as a comparative measure.

•In addition, FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity. Because of these limitations, FFO, Adjusted FFO, EBITDA, Adjusted EBITDA and Adjusted Hotel EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA only supplementally. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with GAAP.
Sources and Uses of Cash
Our principal sources of cash include net cash from operations and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs, debt repayments and distributions to equity holders.
As of December 31, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $7.2 million and $$9.3 million, respectively. Additionally, we had $168.5 million available under our $250.0 million senior unsecured revolving credit facility as of December 31, 2018.
For the year ended December 31, 2018, net cash flows provided by operations were $86.2 million, driven by net income of $30.9 million and by $54.1 million of non-cash items, including $49.1 million of depreciation and amortization and $4.2 million of share-based compensation expense and losses of $0.8 million from unconsolidated real estate entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $1.2 million. Net cash flows used in investing activities were $96.4 million, primarily related the purchase of the Residence Inn Summerville for $21.0 million and the Dallas Downtown Courtyard for $49.0 million, capital improvements on our 42 wholly owned hotels of $31.4 million, reduced by distributions of $5.0 million received from unconsolidated real estate entities. Net cash flows provided by financing activities were $6.0 million, comprised of $24.5 million of common equity proceeds raised through sales under our ATM Plans and New DRSPP, net borrowings on our unsecured credit facility of $49.5 million, principal payments or payoffs on mortgage debt of $4.9 million, payments of deferred financing and offering costs of $1.5 million, and distributions to shareholders and LTIP unit holders of $61.6 million.
For the year ended December 31, 2017, net cash flows provided by operations were $86.7 million, driven by net income of $29.7 million and by $56.9 million of non-cash items, including $46.9 million of depreciation and amortization, $6.7 million of impairment loss, $3.8 million of share-based compensation expense, distributions of $0.7 million received from unconsolidated real estate entities and $0.4 million related to a deferred tax expense, offset by $1.6 million related to the income from unconsolidated entities, offset by a gain on sale of hotel of $3.3 million. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $3.4 million. Net cash flows used in investing activities were $158.4 million, primarily related the purchase of the Hilton Garden Inn Portsmouth for $43.4 million, the purchase of the Summerville Courtyard for $20.2 million, the Springfield Embassy Suites for $68.2 million and the purchase of a parcel of land in Los Angeles for $6.5 million, capital improvements on our 40 wholly owned hotels of $30.2 million, $5.0 million related to our Inland JV investment, reduced by proceeds from the sale of the Homewood Suites Carlsbad hotel of $12.5 million and distributions of $2.6 million received from unconsolidated real estate entities. Net cash flows provided by financing activities were $71.2 million, comprised of $150.7 million of common equity proceeds raised from our issuance of common shares in our November 2017 underwritten public offering and through sales under our ATM Plans and DRSPPs, net repayments on our unsecured credit facility of $20.5 million, principal payments or payoffs on mortgage debt of $4.2 million, payments of deferred financing and offering costs of $2.1 million, and distributions to shareholders and LTIP unit holders of $52.7 million.

For the year ended December 31, 2016, net cash flows provided by operations were $87.7 million, driven by net income of $31.7 million and by $51.8 million of non-cash items, including $49.9 million of depreciation and amortization, $3.0 million of share-based compensation expense, offset by $0.7 million related to the income from unconsolidated entities and $0.4 million related to a deferred tax benefit. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $4.2 million. Net cash flows used in investing activities were $15.3 million, primarily related to capital improvements on our 38 wholly owned hotels of $22.5 million, reduced by distributions of $7.2 million received from unconsolidated real estate entities. Net cash flows used in financing activities were $75.5 million, comprised of net proceeds of $0.5 million raised through our Prior DRSPP, net repayments on our unsecured credit facility of $13.1 million, principal payments or payoffs on mortgage debt of $9.7 million, payments of deferred financing and offering costs of $0.1 million, and distributions to shareholders and LTIP unit holders of $53.1 million.
We declared total dividends of $0.10 per common share and LTIP unit for each month in 2015. In December 2015, we declared a special dividend of $0.08 per common share and LTIP unit payable in January 2016. In March 2016, we changed the monthly dividend and distribution from $0.10 to $0.11 per common share and LTIP unit, which we maintained for the remainder of 2016, 2017 and 2018. On January 25, 2019, we paid an aggregate of $5.2 million in dividends on our common shares and distributions on our LTIP units attributable to the December 2018 monthly dividend.
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation.  At December 31, 2018, our leverage ratio was approximately 34.7 percent, which increased from 34.0 percent at December 31, 2017 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. At December 31, 2018, we had total debt of $585.1 million at an average rate of approximately 4.6%. Our debt coverage ratios currently are favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2018 and 2017, we had $81.5 million and $32.0 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At December 31, 2018, the maximum borrowing availability under our senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $503.6 million and $508.5 million at December 31, 2018 and 2017, respectively.
Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2018.
On March 8, 2018, we refinanced our senior unsecured credit facility with a new facility having a maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250 million senior unsecured credit facility that was scheduled to mature in 2020. Borrowing costs have been reduced by 0 to 15basis points from comparable leverage-based pricing levels in our previous credit facility. At December 31, 2018 current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65 percent. We were in compliance with all financial covenants at December 31, 2018.

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior expiring program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2018, we issued 766,574 shares under the New DRSPP at a weighted average price of $22.08, which generated $16.9 million of proceeds. As of December 31, 2018 and December 31, 2017, respectively, we had issued 1,508,046 and 741,730 shares under the DRSPPs at a weighted average price of $21.55 and $21.00 per share, respectively. As of December 31, 2018, there were common shares having a maximum aggregate sales price of approximately $32.5 million available for issuance under the New DRSPP.
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. ("Barclays"), Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the year ended December 31, 2018, we issued 350,975 shares under the ATM Plan at a weighted average price of $21.55, which generated $7.6 million of proceeds. As of December 31, 2018 and December 31, 2017, respectively, we had issued 2,498,670 and 2,147,695 shares under the ATM Plans at a weighted average price of $21.83 and $21.87 per share, respectively, in addition to the offerings discussed above. As of December 31, 2018, there were common shares having a maximum aggregate sales price of approximately $92.4 million available for issuance under the ATM Plan.
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
For the years ended December 31, 2018 and 2017, we invested approximately $31.4 million and $30.2 million, respectively, on capital projects in our hotels. We expect to invest approximately $31.9 million on capital improvements to our existing hotels in 2019, including improvements required under any brand required PIP.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risks Related to Our Business” and Note 14, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K. See also Item 13 of this Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2018 other than non-recourse debt associated with the NewINK JV and Inland JV as discussed below.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$6,598	$792	$1,643	$1,727	$2,436
Revolving credit facility, including interest (2)	36,065	1,905	3,810	30,350	—
Ground leases	75,805	1,273	2,646	2,661	69,225
Property loans, including interest (2)	603,532	30,627	78,109	174,647	320,149
Total	$722,000	$34,597	$86,208	$209,385	$391,810
1.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

2.Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after December 31, 2018. Interest payments are based on the interest rate in effect as of December 31, 2018. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans.
In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels.
The Company’s ownership interests in the NewINK JV and Inland JV are subject to change in the event that either we or CLNY calls for additional capital contributions to the respective JVs necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. We manage the NewINK JV and Inland JV and will receive a promote interest in the applicable JV if it meets certain return thresholds. CLNY may also approve certain actions related to the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements.
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

Investment in Hotel Properties

We allocate the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees were expensed in 2016. The Company early adopted ASU 2017-01 "Definition of a Business" which requires these costs to be capitalized for asset acquisitions. The Company generally expects its hotel acquisitions will qualify as asset acquisitions.
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
Our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When these conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2017, the Company incurred an impairment loss on its Washington SHS, PA hotel. For the years ended December 31, 2018 and 2016 there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2018, we had no hotel properties held for sale.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2018 and 2017, we had no JVs that were impaired.

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

Share-Based Compensation

We measure compensation expense for the restricted share awards based upon the fair market value of our common shares at the date of grant. The Company measures compensation expense for the LTIP and Class A Performance units based upon the Monte Carlo approach using volatility, dividend yield and a risk free interest rate in the valuation. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. We pay dividends on vested and non-vested restricted shares, except for performance-based shares for which dividends on unvested shares are not paid until these shares are vested. The Company has also issued Class A Performance LTIP units from time to time as part of its compensation plan. Prior to vesting, holders of Class A Performance LTIP Units will not be entitled to vote their Class A Performance LTIP units. In addition, under the terms of the Class A Performance LTIP units, a holder of a Class A Performance LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Class A Performance LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Class A Performance LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Class A Performance LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Class A Performance LTIP unit, and (iii) be entitled, following the vesting of such Class A Performance LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.
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
Recently Issued Accounting Standards

On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We will adopt the new accounting guidance on January 1, 2019 and apply it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we expect to apply the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we will recognize lease liabilities with corresponding right-of use assets of a similar amount which will have a material impact on our consolidated balance sheet. We are still evaluating the impact that this guidance will have on our consolidated financial statements.

On January 1, 2018, the Company adopted accounting guidance under 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. The Company has certain cash payments and receipts related to debt extinguishment that will be affected by the new standard. The Company has historically classified distributions received from equity method investments under the cumulative earnings approach. As such, there was no impact due to application of the new guidance. The Company applied the new guidance on a retrospective basis.

On January 1, 2018, the Company adopted accounting guidance under ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard addresses presentation of restricted cash in the consolidated statements of cash flows only. Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrow reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company's loans. The Company applied the new guidance on a retrospective basis.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2018 and December 31, 2017 was $489.0 million and $506.6 million, respectively.
At December 31, 2018, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2018 that are sensitive to changes in interest rates (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	—	81,500	—	—	$81,500	$81,500
Average interest rate (1)	—	—	—	4.45%	—	—	4.45%
Fixed rate:
Debt	$6,992	$9,536	$21,962	$9,954	$142,546	$312,565	$503,555	$488,958
Average interest rate	4.70%	4.68%	5.26%	4.63%	4.66%	4.62%	4.66%
3.Weighted average interest rate based on borrowings at LIBOR of 2.53% plus a margin of 1.65% and a prime rate of 4.95% plus a margin of 0.95% at December 31, 2018.
We estimate that a hypothetical 100 basis point increase in the variable interest rate would result in additional interest expense of approximately $0.8 million annually. This assumes that the amount outstanding under our floating rate debt remains$81.5 million, the balance as of December 31, 2018.

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
 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 15, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 15, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019
Annual Meeting of Shareholders to be held on May 15, 2019.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019
Annual Meeting of Shareholders to be held on May 15, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019
Annual Meeting of Shareholders to be held on May 15, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-7

2.  Financial Statement Schedules

The following financial statement schedule is included herein at page F-37:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018

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

10.21	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(9)

10.22	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(10)

10.23	Limited Liability Company Agreement of IHP I OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(10)

10.24	Amended and Restated Credit Agreement, dated as of March 8, 2018, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent.

10.25*	Form of 2016 Time-Based LTIP Unit Award Agreement(12)

10.26*	Form of 2016 Performance-Based LTIP Unit Award Agreement(12)

10.27*	Form of 2017 Time-Based LTIP Unit Award Agreement(13)

10.28*	Form of 2017 Performance-Based LTIP Unit Award Agreement(13)

10.29	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(14)

10.30	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(14)

10.31	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and BTIG, LLC(14)

10.32	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Citigroup Global Markets Inc(14)

10.33	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Robert W. Baird & Co. Incorporated(14)

10.34	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Stifel, Nicolaus & Company, Incorporated(14)

10.35	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Wells Fargo Securities(14)

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

** Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

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

CHATHAM LODGING TRUST

Dated:	February 25, 2019	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2019
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2019
Jeremy B. Wegner

/s/ MILES BERGER	Trustee	February 25, 2019
Miles Berger

/s/ EDWIN B. BREWER, JR.	Trustee	February 25, 2019
Edwin B. Brewer, Jr.

/s/ THOMAS J. CROCKER	Trustee	February 25, 2019
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	February 25, 2019
Jack P. DeBoer

/s/ C. GERALD GOLDSMITH	Trustee	February 25, 2019
C. Gerald Goldsmith

/s/ MARY ELIZABETH HIGGINS	Trustee	February 25, 2019
Mary Elizabeth Higgins

/s/ ROBERT PERLMUTTER	Trustee	February 25, 2019
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 25, 2019
Rolf E. Ruhfus

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting appearing under Item9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP (signed)
Fort Lauderdale, Florida
February 25, 2019

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017

Assets:
Investment in hotel properties, net	$1,373,773	$1,320,082
Cash and cash equivalents	7,192	9,333
Restricted cash	25,145	27,166
Investment in unconsolidated real estate entities	21,545	24,389
Hotel receivables (net of allowance for doubtful accounts of $264 and $200, respectively)	4,495	4,047
Deferred costs, net	5,070	4,646
Prepaid expenses and other assets	2,431	2,523
Deferred tax asset, net	58	30
Total assets	$1,439,709	$1,392,216
Liabilities and Equity:
Mortgage debt, net	$501,782	$506,316
Revolving credit facility	81,500	32,000
Accounts payable and accrued expenses	33,692	31,692
Distributions and losses in excess of investments of unconsolidated real estate entities	9,650	6,582
Distributions payable	5,667	5,846
Total liabilities	632,291	582,436
Commitments and contingencies (see note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2018 and 2017	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,525,652 and 45,375,266 shares issued and outstanding at December 31, 2018 and 2017, respectively	465	450
Additional paid-in capital	896,286	871,730
Retained earnings (distributions in excess of retained earnings)	(99,285)	(69,018)
Total shareholders’ equity	797,466	803,162
Noncontrolling Interests:
Noncontrolling interest in operating partnership	9,952	6,618
Total equity	807,418	809,780
Total liabilities and equity	$1,439,709	$1,392,216
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2018	2017	2016
Revenue:
Room	$295,897	$278,466	$273,345
Food and beverage	8,880	6,255	6,221
Other	13,710	11,215	10,115
Cost reimbursements from unconsolidated real estate entities	5,743	5,908	6,190
Total revenue	324,230	301,844	295,871
Expenses:
Hotel operating expenses:
Room	63,877	59,151	57,209
Food and beverage	7,312	5,342	4,928
Telephone	1,766	1,647	1,712
Other hotel operating	3,296	2,886	2,358
General and administrative	25,567	23,639	22,274
Franchise and marketing fees	24,864	23,247	22,412
Advertising and promotions	6,227	5,380	5,147
Utilities	10,835	9,944	9,545
Repairs and maintenance	14,710	13,317	12,444
Management fees	10,754	9,898	9,389
Insurance	1,354	1,228	1,359
Total hotel operating expenses	170,562	155,679	148,777
Depreciation and amortization	48,169	46,292	48,775
Impairment loss	—	6,663	—
Property taxes, ground rent and insurance	23,678	20,916	21,564
General and administrative	14,120	12,825	11,119
Other charges	3,806	523	510
Reimbursable costs from unconsolidated real estate entities	5,743	5,908	6,190
Total operating expenses	266,078	248,806	236,935
Operating income before gain (loss) on sale of hotel property	58,152	53,038	58,936
Gain (loss) on sale of hotel property	(18)	3,327	—
Operating Income	58,134	56,365	58,936
Interest and other income	462	30	51
Interest expense, including amortization of deferred fees	(26,878)	(27,901)	(28,297)
Loss on early extinguishment of debt	—	—	(4)
Income (loss) from unconsolidated real estate entities	(876)	1,582	718
Loss on sale from unconsolidated real estate entities	—	—	(10)
Income before income tax benefit (expense)	30,842	30,076	31,394
Income tax benefit (expense)	28	(396)	301
Net income	30,870	29,680	31,695
Net income attributable to non-controlling interest	(229)	(202)	(212)
Net income attributable to common shareholders	$30,641	$29,478	$31,483
Income per Common Share - Basic:
Net income attributable to common shareholders (Note 10)	$0.66	$0.73	$0.82
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 10)	$0.66	$0.73	$0.81
Weighted average number of common shares outstanding:
Basic	46,073,515	39,859,143	38,299,067
Diluted	46,243,660	40,112,266	38,482,875
Distributions per common share:	$1.32	$1.32	$1.38
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance January 1, 2016	38,308,937	379	719,773	(27,281)	692,871	4,131	697,002
Issuance of shares pursuant to Equity Incentive Plan	26,488	—	550	—	550	—	550
Issuance of shares, net of offering costs of $75	23,738	1	407	—	408	—	408
Issuance of restricted time-based shares	7,851	—	—	—	—	—	—
Amortization of share based compensation	—	—	1,278	—	1,278	1,235	2,513
Dividends declared on common shares ($1.30 per share)	—	—	—	(49,859)	(49,859)	—	(49,859)
Distributions declared on LTIP units ($1.30 per unit)	—	—	—	—	—	(719)	(719)
Reallocation of noncontrolling interest	—	—	11	—	11	(11)	—
Net income	—	—	—	31,483	31,483	212	31,695
Balance, December 31, 2016	38,367,014	380	722,019	(45,657)	676,742	4,848	681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $2,149	6,979,272	70	148,472	—	148,542	—	148,542
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	815	—	815	2,469	3,284
Dividends declared on common shares ($1.32 per share)	—	—	—	(52,839)	(52,839)	—	(52,839)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(977)	(977)
Reallocation of noncontrolling interest	—	—	(76)	—	(76)	76	—
Net income	—	—	—	29,478	29,478	202	29,680
Balance, December 31, 2017	45,375,266	$450	$871,730	$(69,018)	$803,162	$6,618	$809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $518	1,123,716	15	23,953	—	23,968	—	23,968
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	103	—	103	3,607	3,710
Dividends declared on common shares ($1.32 per share)	—	—	—	(60,908)	(60,908)	—	(60,908)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(1,154)	(1,154)
Forfeited distributions on LTIP units	—	—	—	—	—	652	652
Net income	—	—	—	30,641	30,641	229	30,870
Balance, December 31, 2018	46,525,652	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$30,870	$29,680	$31,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,932	46,060	48,562
Amortization of deferred franchise fees	237	217	214
Amortization of deferred financing fees included in interest expense	902	648	1,076
Gain on sale of hotel property	18	(3,327)	—
Income on sale from unconsolidated real estate entities	—	—	10
Impairment loss	—	6,663	—
Loss on early extinguishment of debt	—	—	4
Loss on write-off of deferred franchise fee	—	16	—
Deferred tax expense (benefit)	(28)	396	(426)
Share based compensation	4,210	3,784	3,013
Income (loss) from unconsolidated real estate entities	876	(1,582)	(718)
Distributions from unconsolidated entities	—	667	—
Changes in assets and liabilities:
Hotel receivables	(437)	353	47
Deferred costs	(243)	(935)	(94)
Prepaid expenses and other assets	64	356	2,288
Accounts payable and accrued expenses	1,814	3,693	1,998
Net cash provided by operating activities	86,215	86,689	87,669
Cash flows from investing activities:
Improvements and additions to hotel properties	(31,417)	(30,233)	(22,496)
Acquisition of hotel properties, net of cash acquired	(70,020)	(138,248)	—
Proceeds from sale of hotel properties	—	12,555	—
Distributions from unconsolidated entities	5,036	2,551	7,228
Investment in unconsolidated real estate entities	—	(5,036)	—
Net cash used in investing activities	(96,401)	(158,411)	(15,268)
Cash flows from financing activities:
Borrowings on revolving credit facility	149,000	129,000	43,450
Repayments on revolving credit facility	(99,500)	(149,500)	(56,530)
Payments on debt	(4,899)	(4,160)	(3,775)
Principal prepayment of mortgage debt	—	—	(5,954)
Payments of financing costs	(955)	—	(50)
Payment of offering costs	(518)	(2,149)	(75)
Proceeds from issuance of common shares	24,486	150,691	482
Forfeited distributions - non vested shares	—	(94)	(91)
Distributions-common shares/units	(61,590)	(52,617)	(52,966)
Net cash provided by (used in) financing activities	6,024	71,171	(75,509)
Net change in cash, cash equivalents and restricted cash	(4,162)	(551)	(3,108)
Cash, cash equivalents and restricted cash, beginning of period	36,499	37,050	40,158
Cash, cash equivalents and restricted cash, end of period	$32,337	$36,499	$37,050

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,328	$26,541	$26,836
Cash paid for income taxes	$887	$710	$742

Supplemental disclosure of non-cash investing and financing information:
On January 16, 2019, the Company issued 27,870 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2018. On January 16, 2018, the Company issued 21,670 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2017. On January 16, 2017, the Company issued 23,980 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2016.
As of December 31, 2018, the Company had accrued distributions payable of $5.7 million. These distributions were paid on January 25, 2019 except for $0.5 million related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of December 31, 2017, the Company had accrued distributions payable of $5.8 million. These distributions were paid on January 26, 2018 except for $0.8 million related to accrued but unpaid distributions on unvested performance based shares. As of December 31, 2016, the Company had accrued distributions payable of $4.7 million. These distributions were paid on January 27, 2017 except for $0.5 million related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $0.5 million, $0.5 million and $0.6 million is included in accounts payable and accrued expenses as of December 31, 2018, 2017 and 2016.
Accrued capital improvements of $2.4 million, $2.4 million and $2.0 million are included in accounts payable and accrued expenses as of December 31, 2018, 2017, and 2016 respectively.
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
As of December 31, 2018, the Company owned 42 hotels with an aggregate of 6,283 (unaudited) rooms located in 15 states and the District of Columbia (unaudited). As of December 31, 2018, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 6,098 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 (unaudited) rooms. We sometimes use the term, "JVs", which refers collectively to the NewINK JV and Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in 47 of the NewINK JV hotels and (ii) 10.0% interest in 48 of the Inland JV hotels. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns a noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2018, Island Hospitality Management Inc. (“IHM”), which is 51% owned by Mr. Fisher, managed all 42 of the Company’s wholly owned hotels. As of December 31, 2018, all of the NewINK JV hotels were managed by IHM. As of December 31, 2018, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").

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

Reclassifications

Certain prior period revenue and expense amounts in the consolidated financial statements have been reclassified to be comparable to the current period presentations. The reclassification did not have any impact on the net income.  In addition, in accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, the Company moved the Gain (loss) on sale of hotel property line on the Company’s Consolidated Statements of Operations within Operating income for all periods presented.
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
The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2017, the Company incurred an impairment loss on its Washington SHS, PA hotel (See footnote 5). For the years ended December 31, 2018 and 2016, there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2018, the Company had no hotel properties held for sale.

Investment in Unconsolidated Real Estate Entities
If it is determined that the Company does not have a controlling interest in a joint venture, either through its financial interest in a variable interest entity ("VIE") or in a voting interest entity, but does have the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, advances to and commitments for the investee.

Investments in unconsolidated real estate entities are accounted for under the equity method of accounting and the Company records its equity in earnings or losses under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, the Company recognizes income and loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. In the event a basis difference is created between the carrying amount of the Company's share of partner's capital, the resulting amount is allocated based on the assets of the investee and, if assigned to depreciable or amortizable assets, then amortized as a component of income (loss) from unconsolidated real estate entities.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2018 and 2017, no JV investments were impaired.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheets at December 31, 2018 and 2017 is $25.1 million and $27.2 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2018 and 2017, the allowance for doubtful accounts was $0.3 million and $0.2 million, respectively.

Deferred Costs
Deferred costs consist of franchise agreement fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility.  Deferred costs consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017

Loan costs	$2,057	$4,561
Franchise fees	4,471	4,407
Other	133	21
	6,661	8,989
Less accumulated amortization	(1,591)	(4,343)
Deferred costs, net	$5,070	$4,646

Loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2018, 2017 and 2016, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.9 million, $0.6 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in interest expense in the consolidated statements of operations. The change in loan costs and amortization is due to refinancing our senior unsecured credit facility in March 2018.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans.  Mortgage debt consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Mortgage debt	$503,555	$508,454
Deferred financing costs	(1,773)	(2,138)
Mortgage debt, net	$501,782	$506,316

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2018, 2017 and 2016, amortization expense related to loan costs of $0.4 million, $0.1 million, $0.4 million, respectively, is included in interest expense in the consolidated statement of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

Distributions and Losses in Excess of Investments in Unconsolidated Real Estate Entities

At times, certain of the Company’s investments in unconsolidated entities' share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. Although the Company typically does not make any guarantees of its investments in unconsolidated real estate entities other than certain customary non-recourse carve-out provisions, due to potential penalties along with potential upside from future financial returns, the Company generally intends to make any required capital contributions to maintain its ownership percentage and as such will record its share of cumulative allocated losses and cash distributions below zero.  As a result, the carrying value of certain investments in unconsolidated entities is negative. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Company’s consolidated balance sheets.

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

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiary (a “TRS”) which, in turn is wholly owned by the Operating Partnership. Additionally, the Company indirectly owns its interest in the hotels owned by the NewINK JV (47 hotels) and the Inland JV (48 hotels) through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees in which the Company indirectly owns a noncontrolling interests through its TRS holding company. The TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of FASB Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases. On December 22, 2017, the TCJA was enacted. The TCJA includes a number of changes to the existing U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the TCJA being signed into law, the net deferred tax assets before valuation allowance were reduced by $0.6 million with a corresponding net adjustment to current year tax expense for the remeasurement of the Company’s U.S. net deferred tax assets. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.

As of December 31, 2018, the Company is no longer subject to U.S federal income tax examinations for years before 2015 and with few exceptions to state examinations before 2015.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2018. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.
During the third quarter of 2018, management was notified that the Company's TRS was going to be examined by the Internal Revenue Service for the tax year ended December 31, 2016. The examination remains open. The Company believes it does not need to record a liability related to matters contained in the tax period open to examination. However, should the Company experience an unfavorable outcome in the matter, such outcome could have a material impact on its results of operations, financial position and cash flows.
Organizational and Offering Costs

The Company expenses organizational costs as incurred. Offering costs, which include selling commissions, are recorded as a reduction in additional paid-in capital in shareholders’ equity as shares are sold. For offering costs incurred prior to potential share offerings, these costs are initially recorded in deferred costs on the balance sheet and then recorded as a reduction to additional paid-in capital as shares are sold through the subsequent share offering. As of December 31, 2018 and 2017, the Company had $0 and $0 recorded in deferred costs related to deferred offering costs, respectively.

Segment Information

Management evaluates the Company's hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers.

Recently Issued Accounting Standards

On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We will adopt the new accounting guidance on January 1, 2019 and apply it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we expect to apply the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we will recognize lease liabilities with corresponding right-of use assets of a similar amount which will have a material impact on our consolidated balance sheet. We are still evaluating the impact that this guidance will have on our consolidated financial statements.

On January 1, 2018, the Company adopted accounting guidance under Accounting Standards Codification (ASU) Topic 2014-09, "Revenue from Contracts with Customers" on a modified retrospective basis. Our current revenue streams are not affected under the new model and we did not recognized a cumulative effect adjustment as part of the modified retrospective method of adoption. Furthermore, the new accounting guidance will not materially impact the recognition of or the accounting for disposition of hotels, since we primarily dispose of hotels to third parties in exchange for cash with few contingencies. As it relates to capitalization of costs to acquire customer contracts, the Company has elected to use the Financial Accounting Standards Board's ("FASB") practical expedient which allows us to expense costs to acquire customer contracts as they are incurred due to their short-term nature for a specified number of nights that never exceed one year. This guidance applies to all contracts as of the adoption date. The Company has applied all relevant disclosures of this standard.
On January 1, 2018, the Company adopted accounting guidance under 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. The Company has certain cash payments and receipts related to debt extinguishment that is affected by the new standard. The Company has historically classified distributions received from equity method investments under the cumulative earnings approach. As such, there was no impact due to application of the new guidance. The Company applied the new guidance on a retrospective basis.

On January 1, 2018, the Company adopted accounting guidance under ASU 2016-18 ("ASU 2016-18"), Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard addresses presentation of restricted cash in the consolidated statements of cash flows only. Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrow reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company's loans. The Company applied the new guidance on a retrospective basis.

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which results in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes would also affect the accounting for disposal transactions. The changes to the definition of a business will likely result in more of the Company's property acquisitions qualifying as asset acquisitions, which will permit capitalization of acquisition costs. This standard is effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. The Company has adopted this guidance as of 2017. The adoption did not have a material impact on our consolidated financial statements.

3. Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Residence Inn Summerville ("RI Summerville") hotel in Summerville, SC for $20.8 million on August 27, 2018, the Dallas Downtown Courtyard ("Dallas DT") hotel in Dallas, TX for $49.0 million on December 5, 2018, the Hilton Garden Inn Portsmouth ("Portsmouth") hotel in Portsmouth, NH for $43.4 million on September 20, 2017, the Courtyard Summerville ("Summerville") hotel in Summerville, SC for $20.2 million on November 15, 2017 and the Embassy Suites Springfield Embassy ("Springfield") hotel in Springfield, VA for $68.1 million on December 6, 2017. No acquisitions were completed in 2016.  The allocation of the purchase price of each of the hotels acquired by the Company in 2018, based on the fair value on the date of its acquisition, dollars (in thousands):

	RI Summerville	Dallas DT	HGI Portsmouth	CY Summerville	ES Springfield	Total
Acquisition date	8/27/2018	12/5/2018	9/20/2017	11/15/2017	12/6/2017
Number of rooms (unaudited)	96	167	131	96	219	709
Land	$2,300	$2,900	$3,600	$2,500	$7,700	$19,000
Building and improvements	17,060	42,760	37,630	16,923	58,807	173,180
Furniture, fixtures and equipment	1,234	3,340	2,120	730	1,490	8,914
Cash	—	5	8	1	3	17
Accounts receivable	—	8	32	1	—	41
Prepaid expenses and other assets	—	68	12	28	129	237
Accounts payable and accrued expenses	(9)	(33)	(27)	(1)	(51)	(121)
Net assets acquired, net of cash	$20,585	$49,043	$43,367	$20,181	$68,075	$201,251

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. Property acquisition costs of $0.1 million and $0.7 million, respectively, were capitalized in 2018 and 2017.

The amount of revenue and operating income from the hotels acquired in 2018 and 2017 from their respective date of acquisition through December 31, 2018 is as follows (in thousands):

		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Acquisition Date	Revenue	Operating Income	Revenue	Operating Income
Hilton Garden Inn Portsmouth, NH	9/20/17	$9,160	$3,977	$2,453	$1,116
Courtyard Summerville, SC	11/15/17	3,969	1,643	384	152
Embassy Suites Springfield, VA	12/6/17	13,886	5,573	674	161
Residence Inn Summerville, SC	8/27/18	875	176	—	—
Courtyard Dallas Downtown, TX	12/5/18	258	38	—	—
Total		$28,148	$11,407	$3,511	$1,429

On August 29, 2017, the Company purchased a parcel of land in Los Angeles county, California for $6.5 million.

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
For the years ended December 31, 2018, 2017 and 2016, the Company's consolidated statements of operations included operating income of $0.0 million, $2.8 million and $2.5 million, respectively related to the Homewood Suites by Hilton Carlsbad (North San Diego County).

5. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Land and improvements	$296,253	$291,054
Building and improvements	1,214,780	1,140,477
Furniture, fixtures and equipment	73,411	63,443
Renovations in progress	25,370	13,262
	1,609,814	1,508,236
Less: accumulated depreciation	(236,041)	(188,154)
Investment in hotel properties, net	$1,373,773	$1,320,082

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
6. Investment in Unconsolidated Entities

On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the operating partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of December 31, 2018 and December 31, 2017, the Company's share of partners' capital in the NewINK JV is approximately $47.5 million and $51.8 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $57.1 million and $58.4 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the years ended December 31, 2018 and 2017, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the year ended
	December 31,
	2018	2017
Cash generated from other activities and excess cash	$3,186	$2,518
Total	$3,186	$2,518

On November 17, 2014, the Company acquired a 10.0% interest in Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 90.0% interest in the Inland JV. The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of December 31, 2018 and 2017, the Company's share of partners capital in the Inland JV was approximately $32.3 million and $35.5 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $10.7 million and $11.1 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the Inland JV.  During the years ended December 31, 2018 and 2017, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the year ended
	December 31,
	2018	2017
Cash generated from other activities and excess cash	$1,850	$700
Total	$1,850	$700

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

The Company's investments in the NewInk JV and the Inland JV are $(9.7) million and $21.5 million, respectively, at December 31, 2018. The following tables sets forth the total assets, liabilities, equity and components of net income (loss), including the Company's share, related to all JVs for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Balance Sheet
	December 31, 2018	December 31, 2017	December 31, 2016
Assets
Investment in hotel properties, net	$2,309,396	$2,363,726	$1,849,295
Other assets	118,600	130,910	143,769
Total Assets	$2,427,996	$2,494,636	$1,993,064

Liabilities
Mortgages and notes payable, net	$1,606,334	$1,597,351	$1,656,949
Other Liabilities	37,051	38,773	34,567
Total Liabilities	1,643,385	1,636,124	1,691,516

Equity
Chatham Lodging Trust	79,744	87,326	30,428
Joint Venture Partner	704,867	771,186	271,120
Total Equity	784,611	858,512	301,548
Total Liabilities and Equity	$2,427,996	$2,494,636	$1,993,064

	For the year ended
	December 31,
	2018	2017	2016
Revenue	$498,507	$487,174	$484,708
Total hotel operating expenses	329,756	294,280	289,569
Hotel operating income	$168,751	$192,894	$195,139
Net income (loss) from continuing operations	$(24,400)	$(107)	$964
Loss on sale of hotels	$—	$—	$—
Net income (loss)	$(24,400)	$(107)	$964

Income (loss) allocable to the Company	$(2,472)	$7	$118
Basis difference adjustment	$1,596	$1,575	$600
Total income (loss) from unconsolidated real estate entities attributable to Chatham	$(876)	$1,582	$718

7. Debt

The Company's mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	12/31/18 Property Carrying Value	Balance Outstanding as of
				December 31, 2018	December 31, 2017
Senior Unsecured Revolving Credit Facility (1)	4.45%	March 8, 2022	$—	$81,500	$32,000
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	18,400	13,361	13,762
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,971	27,885	28,469
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	31,091	15,916	16,253
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,906	21,782	22,251
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,667	17,976	18,375
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,736	21,989	22,437
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	65,840	44,680	45,462
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	37,398	32,620	33,160
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	80,231	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	82,460	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	62,090	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	55,597	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	35,657	30,000	30,000
Hilton Garden Inn Marina del Rey, CA (2)	4.68%	July 6, 2024	40,560	21,355	21,760
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	14,870	15,965	16,225
Hampton Inn & Suites Houston Medical Cntr., TX	4.25%	January 6, 2025	14,642	18,026	18,300
Total debt before unamortized debt issue costs			$683,116	$585,055	$540,454
Unamortized mortgage debt issue costs				(1,773)	(2,138)
Total debt outstanding				583,282	538,316

1. The interest rate for the senior unsecured revolving credit facility is variable and based on LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

On March 8, 2018, we refinanced our senior unsecured credit facility with a new facility having a maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250.0 million senior unsecured credit facility that was scheduled to mature in 2020. Borrowing costs have been reduced by 0 to 15 basis points from comparable leverage-based pricing levels in our previous credit facility. At December 31, 2018 current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65 percent. We were in compliance with all financial covenants at December 31, 2018.
At December 31, 2018 and 2017, the Company had $81.5 million and $32.0 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At December 31, 2018, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2018 and 2017 was $489.0 million and $506.6 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2018, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2018 and 2017 was $81.5 million and $32.0 million, respectively.
As of December 31, 2018, the Company was in compliance with all of its financial covenants. At December 31, 2018, the Company’s consolidated fixed charge coverage ratio was 3.3 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of December 31, 2018, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2019	$6,992
2020	9,536
2021	21,962
2022	91,454
2023	142,546
Thereafter	312,565
Total	$585,055

8. Income Taxes
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$56
State	—	—	69
Current tax expense	$—	$—	$125

Deferred:
Federal	28	(350)	380
State	—	(46)	46
Deferred tax benefit (expense)	28	(396)	426
Total tax benefit (expense)	$28	$(396)	$301

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Book income (loss) before income taxes of the TRS	$(6,040)	$(4,261)	$974

Statutory rate of 21% for 2018 and 34% for prior years applied to pre-tax income	$(1,268)	$(1,449)	$331
Effect of state and local income taxes, net of federal tax benefit	(200)	(108)	38
Tax reform impact	—	644	—
Provision to return adjustment	—	5	(406)
Permanent adjustments	12	13	16
Change in valuation allowance	1,456	1,289	(299)
Valuation allowance release	(28)	—	—
Other	—	2	19
Total income tax (benefit) expense	$(28)	$396	$(301)

Effective tax rate	.46%	(9.29)%	(30.90)%

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
At December 31, 2018, our TRS had a gross deferred tax asset associated with future tax deductions of $0.1 million. At December 31, 2018 and 2017, the Company had valuation allowances against certain deferred tax assets totaling $3.3 million and $1.3 million, respectively. The increase in valuation allowance was primarily from the increase in the net operating losses incurred during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2018 and 2017 are as follows (in thousands):

	For the year ended
	December 31,
	2018	2017
Total deferreds:
Allowance for doubtful accounts	$68	$51
Accrued compensation	731	505
AMT credit	58	30
Total book to tax difference in partnership	(193)	(579)
Net operating loss	2,654	1,312
Valuation allowance	(3,260)	(1,289)
Net deferred tax asset	$58	$30
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2019. As of December 31, 2018, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance.
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

9. Dividends Declared and Paid
The Company declared regular common share dividends of $1.32 per share and distributions on LTIP units of $1.32 per unit for the year ended December 31, 2018. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital
January	1/31/2018	2/23/2018	$0.11	$0.11	$0.0954	$0.0146
February	2/28/2018	3/30/2018	0.11	0.11	0.0954	0.0146
March	3/29/2018	4/27/2018	0.11	0.11	0.0954	0.0146
1st Quarter 2018			$0.33	$0.33	$0.2862	$0.0438

April	4/30/2018	5/25/2018	$0.11	$0.11	$0.0954	$0.0146
May	5/31/2018	6/29/2018	0.11	0.11	0.0954	0.0146
June	6/29/2018	7/27/2018	0.11	0.11	0.0954	0.0146
2nd Quarter 2018			$0.33	$0.33	$0.2862	$0.0438

July	7/31/2018	8/31/2018	$0.11	$0.11	$0.0954	$0.0146
August	8/31/2018	9/28/2018	0.11	0.11	0.0954	0.0146
September	9/28/2018	10/26/2018	0.11	0.11	0.0954	0.0146
3rd Quarter 2018			$0.33	$0.33	$0.2862	$0.0438

October	10/31/2018	11/30/2018	$0.11	$0.11	$0.0954	$0.0146
November	11/30/2018	12/28/2018	0.11	0.11	0.0954	0.0146
December	12/31/2018	1/25/2019	0.11	0.11	0.0954	0.0146
4th Quarter 2018			$0.33	$0.33	$0.2862	$0.0438

Total 2018			$1.32	$1.32	$1.1448	$0.1752

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Unrecap. Sec 1250 Gain
January	1/31/2017	2/24/2017	$0.11	$0.11	$0.1042	$0.0058
February	2/28/2017	3/31/2017	$0.11	$0.11	$0.1042	$0.0058
March	3/31/2017	4/28/2017	$0.11	$0.11	$0.1042	$0.0058
1st Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

April	4/28/2017	5/26/2017	$0.11	$0.11	$0.1042	$0.0058
May	5/26/2017	6/30/2017	$0.11	$0.11	$0.1042	$0.0058
June	6/30/2017	7/28/2017	$0.11	$0.11	$0.1042	$0.0058
2nd Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

July	7/31/2017	8/25/2017	$0.11	$0.11	$0.1042	$0.0058
August	8/31/2017	9/29/2017	$0.11	$0.11	$0.1042	$0.0058
September	9/29/2017	10/27/2017	$0.11	$0.11	$0.1042	$0.0058
3rd Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

October	10/31/2017	11/24/2017	$0.11	$0.11	$0.1042	$0.0058
November	11/30/2017	12/29/2017	$0.11	$0.11	$0.1042	$0.0058
December	12/29/2017	1/26/2018	$0.11	$0.11	$0.1042	$0.0058
4th Quarter 2017			$0.33	$0.33	$0.3126	$0.0174

Total 2017			$1.32	$1.32	$1.2504	$0.0696
For the year ended December 31, 2018, approximately 86.7% of the distributions paid to stockholders were considered ordinary income and approximately 13.3% were considered return of capital. For the year ended December 31, 2017, approximately 94.7% of the distributions paid to stockholders were considered ordinary income and approximately 5.3% were considered section 1250 unrecaptured gain.

10. Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2018, 46,525,652 common shares were outstanding.
In January 2014, we established a $25 million dividend and reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior expiring program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2018, we issued 766,574 shares under the New DRSPP at a weighted average price of $22.08, which generated $16.9 million of proceeds. As of December 31, 2018 and December 31, 2017, respectively, we had issued 1,508,046 and 741,730 shares under the DRSPPs at a weighted average price of $21.55 and $21.00 per share, respectively. As of December 31, 2018, there were common shares having a maximum aggregate sales price of approximately $32.5 million available for issuance under the New DRSPP.
In January 2014, the Company established the Prior ATM Plan whereby, from time to time, the Company may publicly offer and sell up to $50 million of its common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. ("Barclays"), Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the year ended December 31, 2018, we issued 350,975 shares under the ATM Plan at a weighted average price of $21.55, which generated $7.6 million of proceeds. As of December 31, 2018 and December 31, 2017, respectively, we had issued 2,498,670 and 2,147,695 shares under the ATM Plans at a weighted average price of $21.83 and $21.87 per share, respectively, in addition to the offerings above. As of December 31, 2018, there were common shares having a maximum aggregate sales price of approximately $92.4 million available for issuance under the ATM Plan.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2018 and 2017.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2018 and 2017, there were no Operating Partnership common units held by unaffiliated third parties.

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

	For the year ended
	December 31,
	2018	2017	2016
Numerator:
Net income	$30,641	$29,478	$31,483
Dividends paid on unvested shares and LTIP units	(310)	(235)	(189)
Net income attributable to common shareholders	$30,331	$29,243	$31,294
Denominator:
Weighted average number of common shares - basic	46,073,515	39,859,143	38,299,067
Effect of dilutive securities:
Unvested shares	170,145	253,123	183,808
Weighted average number of common shares - diluted	46,243,660	40,112,266	38,482,875
Basic income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.66	$0.73	$0.82
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.66	$0.73	$0.81

12. Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2018, there were 1,400,529 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	57,514	$23.78	110,825	$22.05	170,480	$21.38
Granted	5,000	17.40	5,000	20.20	—	—
Vested	(30,084)	26.24	(32,441)	25.77	(59,655)	20.14
Forfeited	(24,096)	21.21	(25,870)	13.17	—	—
Unvested at end of the period	8,334	$18.52	57,514	$23.78	110,825	$22.05

As of December 31, 2018 and 2017, there were $0.1 million and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2018, these costs were expected to be recognized over a weighted–average period of approximately 2.4 years. For the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $0.1 million, $0.8 million and $1.3 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP unit awards for the years ended years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	482,056	$16.58	295,551	$14.36	183,300	$14.13
Granted	244,917	16.94	223,922	$19.20	112,251	$14.73
Vested	(67,275)	16.42	(37,417)	$14.73	—	$—
Forfeited	(183,300)	14.13	—	$—	—	$—
Non-vested at end of period	476,398	$17.73	482,056	$16.58	295,551	$14.36

Outperformance Plan LTIP Awards

On June 1, 2015, the Company's Operating Partnership, granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the "Compensation Committee"), pursuant to long-term, multi-year performance plan (the "Outperformance Plan"). As of June 1, 2018, the Class A Performance LTIP units did not meet the required market based Total Shareholder Return ("TSR") measurements and therefore, the accrued dividends and units have been forfeited. The Company will continue to amortize the remaining expense related to these awards over the next two years due to the awards being market based.

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

Performance-Based LTIP Awards

On March 1, 2018, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 146,949 performance-based awards (the "2018 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $17.02 per 2018 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2018 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2018 and ending on February 28, 2021. The 2018 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

	Relative TSR Hurdles (Percentile)	Payout Percentage
Threshold	25th	50%
Target	50th	100%
Maximum	75th	150%

Payouts at performance levels in between the hurdles will be calculated by straight-line interpolation.

The Company estimated the aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC 718, excluding the effect of estimated forfeitures, using the Monte Carlo Approach. In determining the discounted value of the LTIP units, the Company considered the inherent uncertainty that the LTIP units would never reach parity with the other common units of the Operating Partnership and thus have an economic value of zero to the grantee. Additional factors considered in estimating the value of the LTIP units included discounts for illiquidity; expectations for future dividends; risk free interest rates; stock volatility; and economic environment and market conditions.

The grant date fair value of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
Outperformance Plan	6/1/2015	183,300	$14.13	26%	4.5%	0.95%
2016 Time-Based LTIP Unit Awards	1/28/2016	72,966	$16.69	28%	—%	0.79%
2016 Performance-Based LTIP Unit Awards	1/28/2016	39,285	$11.09	30%	5.8%	1.13%
2017 Time-Based LTIP Unit Awards	3/1/2017	89,574	$18.53	24%	—%	0.92%
2017 Performance-Based LTIP Unit Awards	3/1/2017	134,348	$19.65	25%	5.8%	1.47%
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.20%	2.37%

The Company recorded $3.6 million, $2.5 million and $1.2 million in compensation expense related to the LTIP units for years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, there was $5.0 million and $4.4 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.8 years, which represents the weighted average remaining vesting period of the LTIP units.
Board of Trustee Share Compensation
For 2018, 2017 and 2016, each independent trustee was compensated $0.1 million for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 50% in the form of shares. In January 2018, 2017 and 2016, the Company issued 21,670, 23,980 and 26,488 common shares, respectively, to its independent trustees as compensation for services performed in 2017, 2016 and 2015, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 16, 2019, the Company distributed 27,870 common shares to its independent trustees for services performed in 2018.

13. Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaint alleges various wage and hour law violations  based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of December 31, 2018, included in accounts payable and accrued expenses is $0.1 million which represents an estimate of the Company’s total exposure to the litigations based on standard indemnification obligations under hotel management agreements with IHM.

Hotel Ground Rent
The Courtyard Altoona hotel is subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments are determined by the quarterly average room occupancy of the hotel. Rent currently is equal to approximately $8,400 per month when monthly occupancy is less than 85% and can increase up to approximately $20,000 per month if occupancy is 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $40,300 per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
At the Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2018 under these leases amounted to approximately $29,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $47,500 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
Office Lease
The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to 2 successive terms of five years each. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.

Future minimum rental payments under the terms of all non-cancellable operating ground leases and the office lease under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2018, for each of the next five calendar years and thereafter (in thousands):

	Amount
	Other(1)	Office Lease
2019	$1,273	$792
2020	1,320	812
2021	1,326	831
2022	1,329	853
2023	1,332	874
Thereafter	69,225	2,436
Total	$75,805	$6,598

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

As of December 31, 2018, terms of the Company's management agreements are (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Courtyard Altoona	IHM	3.0%	$1,500	$1,000	1.0%
Springhill Suites Washington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	1,000	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	750	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	750	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mission Valley	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	1,500	1,000	1.0%
Courtyard Summerville	IHM	3.0%	1,500	1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Summerville	IHM	3.0%	1,500	1,000	1.0%
Courtyard Dallas	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $10.8 million, $9.9 million and $9.4 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Incentive management fees paid to IHM for the years ended years ended December 31, 2018, 2017 and 2016 were $0.1 million, $0.2 million and $0.3 million, respectively. There have been no incentive management fees accrued or paid to Concord.

Franchise Agreements
 The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue.  Terms of the Company's franchise agreements are as of December 31, 2018:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	5.0%	4.0%	2035
Courtyard Altoona	5.5%	2.0%	2030
Springhill Suites Washington	5.0%	2.5%	2030
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Residence Inn Mission Valley	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	5.5%	4.3%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	3% to 5%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Courtyard West University Houston	5.5%	2.0%	2029
Residence Inn West University Houston	6.0%	2.5%	2024
Hilton Garden Inn Burlington	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	3% to 5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	3% to 6%	2.5%	2045
Hilton Garden Inn Portsmouth	5.5%	4.0%	2037
Courtyard Summerville	6.0%	2.5%	2037
Embassy Suites Springfield	5.5%	4.0%	2037
Residence Inn Summerville	6.0%	2.5%	2038
Courtyard Dallas	4% to 6%	2.0%	2038

Franchise and marketing/program fees totaled approximately $24.9 million, $23.2 million and $22.4 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
14. Related Party Transactions
Mr. Fisher owns 51% of IHM. As of December 31, 2018, the Company had hotel management agreements with IHM to manage 42 of its wholly owned hotels. As of December 31, 2018, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2018, 2017 and 2016 were $10.8 million, $9.9 million and $9.2 million, respectively. At December 31, 2018 and 2017, the amounts due to IHM were $1.1 million and $1.2 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2018, 2017 and 2016 were $0.1 million, $0.2 million and $0.3 million, respectively. The Company provides services to an entity Castleblack Owner Holding, LLC. ("Castleblack") which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. For the years ended December 31, 2018 and 2017 the company provided services of $0.4 million and zero, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the NewINK and Inland JVs and Castleblack. These costs relate primarily to corporate payroll costs at the NewINK and Inland JVs and Castleblack where the Company is the employer and shared office expenses. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expenses for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the years ended December 31, 2018, 2017 and 2016 were $7.5 million, $6.8 million and $6.9 million, respectively.

15. Quarterly Operating Results (unaudited)

	Quarter Ended - 2018
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$72,915	$85,374	$88,897	$77,044
Total operating expenses	62,630	66,237	68,522	68,707
Operating income	10,285	19,137	20,375	8,337
Net income attributable to common shareholders	2,848	13,387	14,580	(174)
Income (loss) per common share, basic (1)	0.06	0.29	0.31	0.00
Income (loss) per common share, diluted (1)	0.06	0.29	0.31	0.00

Weighted average number of common shares outstanding:
Basic	45,753,792	45,867,625	46,149,765	46,513,688
Diluted	46,022,690	46,084,688	46,384,969	46,765,797

	Quarter Ended - 2017
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$69,887	$78,647	$82,145	$71,165
Total operating expenses	57,861	67,738	61,785	58,095
Operating income	12,026	10,909	20,360	13,070
Net income attributable to common shareholders	4,613	5,034	14,393	5,438
Income per common share, basic (1)	0.12	0.13	0.36	0.12
Income per common share, diluted (1)	0.12	0.13	0.36	0.12

Weighted average number of common shares outstanding:
Basic	38,361,113	38,525,306	39,298,974	43,205,683
Diluted	38,573,928	38,749,661	39,550,494	43,522,022

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

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$5,139	$1,834	$12,339	$14,173	$12,339	$2,932	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	15,965	1,470	10,555	48	3,597	1,518	14,152	15,670	14,152	2,890	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	3,992	3,519	17,952	21,471	17,952	4,007	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	3,563	1,537	12,863	14,400	12,863	2,856	1998	(1)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	—	2,500	7,583	30	3,276	2,530	10,859	13,389	10,859	2,344	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	1,281	1,417	10,656	12,073	10,656	2,588	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	18,026	3,200	12,709	56	1,595	3,256	14,304	17,560	14,304	3,170	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,159	2,200	19,924	22,124	19,924	4,443	2004	(1)
Courtyard Altoona - Altoona, PA	2010	—	—	10,730	—	1,068	—	11,798	11,798	11,798	2,728	2001	(1)
SpringHill Suites Washington - Washington, PA	2010	—	1,000	10,692	—	(5,604)	1,000	5,088	6,088	5,088	2,453	2000	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	7,463	2,200	25,140	27,340	25,140	5,642	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	13,361	—	20,281	9	3,117	9	23,398	23,407	23,398	5,288	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	32,620	7,109	35,484	—	1,926	7,109	37,410	44,519	37,410	7,405	2003	(1)
Residence Inn Mission Valley - San Diego, CA	2011	27,885	9,856	39,535	—	2068	9,856	41,603	51,459	41,603	7,666	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	15,916	5,999	24,764	7	5,181	6,006	29,945	35,951	29,945	5,900	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	28	5,597	6,111	27,660	33,771	27,660	5,968	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	21,782	5,752	28,917	—	568	5,752	29,485	35,237	29,485	5,491	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	248	4,315	22,912	27,227	22,912	3,460	2011	(1)
Courtyard Houston - Houston, TX	2013	17,976	5,600	27,350	—	2,143	5,600	29,493	35,093	29,493	4,285	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	21,989	3,000	35,576	—	1208	3,000	36,784	39,784	36,784	5,049	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	118	1,904	12,468	14,372	12,468	1,692	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	595	4,105	23,695	27,800	23,695	3,274	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	44,680	13,800	56,957	—	2,151	13,800	59,108	72,908	59,108	7,846	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	30,000	2,400	36,050	—	1,324	2,400	37,374	39,774	37,374	4,942	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	64,800	42,652	45,846	—	448	42,652	46,294	88,946	46,294	14,049	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	70,700	46,474	50,380	—	1047	46,474	51,427	97,901	51,427	15,564	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	48,600	38,420	31,352	—	507	38,420	31,859	70,279	31,859	9,656	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	37,900	22,019	31,813	—	9,807	22,019	41,620	63,639	41,620	10,888	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	1,651	3,700	27,951	31,651	27,951	3,065	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	2,236	2,413	23,790	26,203	23,790	2,579	2000	(1)
Courtyard West University - Houston, TX	2014	—	2,012	17,916	—	478	2,012	18,394	20,406	18,394	1,938	2004	(1)
Residence Inn West University - Houston, TX	2014	—	3,640	25,631	—	1,476	3,640	27,107	30,747	27,107	2,958	2004	(1)
Hilton Garden Inn Burlington - Burlington, MA	2014	—	4,918	27,193	—	1,471	4,918	28,664	33,582	28,664	3,192	1975	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	—	1,688	—	90,728	90,728	90,728	8,799	2009	(1)
Hilton Garden Inn Marina del Rey, CA	2015	21,355	—	43,210	—	627	—	43,837	43,837	43,837	3,652	2013	(1)
Residence Inn Dedham, MA	2015	—	4,230	17,304	—	37	4,230	17,341	21,571	17,341	1,504	1998	(1)
Residence Inn Ft. Lauderdale, FL	2015	—	9,200	24,048	—	1041	9,200	25,089	34,289	25,089	2,110	2008	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life
Warner Center	2017	—	6,500	—	99	—	6,599	—	6,599	—	—		(1)
Hilton Garden Inn Portsmouth, NH	2017	—	3,600	37,630	—	254	3,600	37,884	41,484	37,884	1215	2006	(1)
Courtyard Summerville, SC	2017	—	2,500	16,923	—	129	2,500	17,052	19,552	17,052	480	2014	(1)
Embassy Suites Springfield, VA	2017	—	7,700	58,807	—	264	7,700	59,071	66,771	59,071	1583	2013	(1)
Residence Inn Summerville, SC	2018	—	2,300	17,060	—	198	2,300	17,258	19,558	17,258	150	2018	(1)
Courtyard Dallas Downtown, TX	2018	—	2,900	42,760	—	73	2,900	42,833	45,733	42,833	79	2018	(1)

Grand Total(s)			$295,812	$1,138,404	$443	$76,205	$296,255	$1,214,609	$1,510,864	$1,214,609	$187,780

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2018	2017	2016	2015	2014	2013
Balance at the beginning of the year	$1,431,374	$1,320,273	$1,306,192	$1,105,504	$654,560	423,729
Acquisitions	65,020	133,660	—	187,032	444,233	222,273
Dispositions during the year	—	(33,053)	—	—	—	—
Capital expenditures and transfers from construction-in-progress	14,470	10,494	14,081	13,656	6,711	8,558
Investment in Real Estate	$1,510,864	$1,431,374	$1,320,273	$1,306,192	$1,105,504	$654,560

-continued-

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$148,071	$116,866	$83,245	$50,910	$28,980	17,398
Depreciation and amortization	39,709	36,401	33,621	32,335	21,930	11,582
Dispositions during the year	$—	$(5196)	$—	$—	$—	$—
Balance at the end of the year	$187,780	$148,071	$116,866	$83,245	$50,910	$28,980

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,511,033 as of December 31, 2018.