Form 10-Q
period 2019-03-31
Chatham Lodging Trust
filed 2019-05-01
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Shares of Beneficial Interest ($0.01 par value per share)	46,572,579

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets:
Investment in hotel properties, net	$1,372,077	$1,373,773
Cash and cash equivalents	11,199	7,192
Restricted cash	21,342	25,145
Investment in unconsolidated real estate entities	20,857	21,545
Right of use asset, net	22,936	—
Hotel receivables (net of allowance for doubtful accounts of $281 and $264, respectively)	5,221	4,495
Deferred costs, net	4,917	5,070
Prepaid expenses and other assets	5,504	2,431
Deferred tax asset, net	58	58
Total assets	$1,464,111	$1,439,709
Liabilities and Equity:
Mortgage debt, net	$500,568	$501,782
Revolving credit facility	97,000	81,500
Accounts payable and accrued expenses	30,184	33,692
Distributions and losses in excess of investments of unconsolidated real estate entities	10,086	9,650
Lease Liability, net	25,623	—
Distributions payable	5,733	5,667
Total liabilities	669,194	632,291
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2019 and December 31, 2018	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,571,005 and 46,525,652 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	466	465
Additional paid-in capital	897,161	896,286
Retained earnings (distributions in excess of retained earnings)	(113,039)	(99,285)
Total shareholders’ equity	784,588	797,466
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	10,329	9,952
Total equity	794,917	807,418
Total liabilities and equity	$1,464,111	$1,439,709
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2019	2018
Revenue:
Room	$68,085	$66,251
Food and beverage	2,427	2,098
Other	3,676	3,027
Cost reimbursements from unconsolidated real estate entities	1,491	1,539
Total revenue	75,679	72,915
Expenses:
Hotel operating expenses:
Room	15,570	14,553
Food and beverage	2,009	1,740
Telephone	433	459
Other hotel operating	939	721
General and administrative	6,167	6,033
Franchise and marketing fees	5,932	5,525
Advertising and promotions	1,533	1,565
Utilities	2,750	2,699
Repairs and maintenance	3,611	3,624
Management fees	2,544	2,437
Insurance	338	333
Total hotel operating expenses	41,826	39,689
Depreciation and amortization	12,772	12,036
Property taxes, ground rent and insurance	6,166	5,775
General and administrative	3,514	3,622
Other charges	17	(14)
Reimbursed costs from unconsolidated real estate entities	1,491	1,539
Total operating expenses	65,786	62,647
Operating income before loss on sale of hotel property	9,893	10,268
Loss on sale of hotel property	—	(17)
Operating Income	9,893	10,251
Interest and other income	55	2
Interest expense, including amortization of deferred fees	(7,197)	(6,631)
Loss from unconsolidated real estate entities	(1,123)	(754)
Income before income tax expense	1,628	2,868
Income tax expense	—	—
Net income	1,628	2,868
Net income attributable to noncontrolling interests	(15)	(20)
Net income attributable to common shareholders	$1,613	$2,848

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 10)	$0.03	$0.06
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 10)	$0.03	$0.06
Weighted average number of common shares outstanding:
Basic	46,556,710	45,753,792
Diluted	46,734,958	46,022,690
Distributions declared per common share:	$0.33	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2018	45,375,266	$450	$871,730	$(69,018)	$803,162	$6,618	$809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $225	472,664	9	10,273	—	10,282	—	10,282
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	64	—	64	728	792
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,141)	(15,141)	—	(15,141)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(283)	(283)
Reallocation of noncontrolling interest	—	—	19	—	19	(19)	—
Net income	—	—	—	2,848	2,848	20	2,868
Balance, March 31, 2018	45,874,600	$459	$882,586	$(81,311)	$801,734	$7,064	$808,798
Balance, January 1, 2019	46,525,652	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
Issuance of shares pursuant to Equity Incentive Plan	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $26	17,483	1	92	—	93	—	93
Amortization of share based compensation	—	—	16	—	16	931	947
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,367)	(15,367)	—	(15,367)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(302)	(302)
Reallocation of noncontrolling interest	—	—	267	—	267	(267)	—
Net income	—	—	—	1,613	1,613	15	1,628
Balance, March 31, 2019	46,571,005	$466	$897,161	$(113,039)	$784,588	$10,329	$794,917
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,628	$2,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,710	11,978
Amortization of deferred franchise fees	62	58
Amortization of deferred financing fees included in interest expense	231	239
Share based compensation	1,059	918
Loss from unconsolidated real estate entities	1,123	754
Changes in assets and liabilities:
Right of use assets	155	—
Hotel receivables	(723)	(1,244)
Deferred costs	—	(117)
Prepaid expenses and other assets	(3,082)	(3,041)
Accounts payable and accrued expenses	240	1,013
Lease liability	(92)	—
Net cash provided by operating activities	13,311	13,426
Cash flows from investing activities:
Improvements and additions to hotel properties	(11,741)	(6,947)
Investment in unconsolidated real estate entities	—	1,019
Net cash used in investing activities	(11,741)	(5,928)
Cash flows from financing activities:
Borrowings on revolving credit facility	25,500	53,000
Repayments on revolving credit facility	(10,000)	(51,000)
Payments on mortgage debt	(1,308)	(1,227)
Payment of financing costs	(48)	(931)
Payment of offering costs	(26)	(255)
Proceeds from issuance of common shares	119	10,537
Distributions-common shares/units	(15,603)	(15,320)
Net cash used in financing activities	(1,366)	(5,196)
Net change in cash, cash equivalents and restricted cash	204	2,302
Cash, cash equivalents and restricted cash, beginning of period	32,337	36,499
Cash, cash equivalents and restricted cash, end of period	$32,541	$38,801
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,789	$6,195
Cash paid for income taxes	$8	$2
-continued-

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
As of March 31, 2019, the Company had accrued distributions payable of $5,733. These distributions were paid on April 26, 2019, except for $535 related to accrued but unpaid distributions on unvested performance based shares and LTIP units. As of March 31, 2018, the Company had accrued distributions payable of $5,950. These distributions were paid on April 27, 2018, except for $839 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $113 and $125 is included in accounts payable and accrued expenses as of March 31, 2019 and 2018, respectively.
Accrued capital improvements of $1,671 and $1,828 are included in accounts payable and accrued expenses as of March 31, 2019 and 2018, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. (“Barclays”), Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended March 31, 2019, we did not issue any shares under the ATM Plan. As of March 31, 2019, we had issued 2,498,670 shares under the ATM Plans at an average price of $21.83. As of March 31, 2019, there was approximately $92.4 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended March 31, 2019, we issued 6,104 shares under the New DRSPP at a weighted average price of $19.48, which generated $0.1 million of proceeds. As of March 31, 2019, we had issued 1,514,150 shares under the DRSPPs at an average price of $21.54. As of March 31, 2019, there was approximately $33.0 million available for issuance under the New DRSPP.
The net proceeds from any share offerings or issuances are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100.0% of the common units of limited partnership interest in the Operating Partnership. Certain of the Company’s executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership ("LTIP units"), which are presented as non-controlling interests on our consolidated balance sheets.
As of March 31, 2019, the Company wholly owned 42 hotels with an aggregate of 6,283 rooms located in 15 states and the District of Columbia. As of March 31, 2019, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which owns 47 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), comprising 6,098 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs", which refers collectively to the NewINK JV and Inland JV.
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

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of March 31, 2019, Island Hospitality Management LLC (“IHM”), which is 51% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 42 of the Company’s wholly owned hotels. As of March 31, 2019, all of the NewINK JV hotels were managed by IHM. As of March 31, 2019, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Reclassifications

Certain prior period revenue and expense amounts in the consolidated financial statements have been reclassified to be comparable to the current period presentations. The reclassification did not have any impact on net income.  In addition, in accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, the Company moved the Gain (loss) on sale of hotel property line on the Company’s Consolidated Statements of Operations within Operating income for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Adopted Accounting Policies

On January 1, 2019, the Company adopted accounting guidance under Accounting Standards Codification (ASU) 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We have adopted the new accounting guidance on January 1, 2019 and applied it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we applied the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we are recognizing lease liabilities of $25.7 million with corresponding right-of use assets of $23.1 million our consolidated balance sheet as of January 1, 2019.

3. Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Residence Inn Summerville ("RI Summerville") hotel in Summerville, SC for $20.8 million on August 27, 2018 and the Dallas Downtown Courtyard ("Dallas DT") hotel in Dallas, TX for $49.0 million on December 5, 2018. The allocation of the purchase price of each hotel acquired by the Company in 2018, based on the fair value on the date of its acquisition, was (in thousands):

	RI Summerville	Dallas DT
Acquisition date	8/27/2018	12/5/2018
Number of Rooms	96	167
Land	$2,300	$2,900
Building and improvements	17,060	42,760
Furniture, fixtures and equipment	1,234	3,340
Cash	—	5
Accounts receivable	—	8
Prepaid expenses and other assets	—	68
Accounts payable and accrued expenses	(9)	(33)
Net assets acquired, net of cash	$20,585	$49,043
The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. Property acquisition costs of $0.0 million and $0.2 million, respectively were capitalized in 2019 and 2018.
The amount of revenue and operating income from the hotels acquired in 2019 and 2018 from their respective dates of acquisition through March 31, 2019 is as follows (in thousands):

		For the three months ended March 31,
		2019		2018
	Acquisition Date	Revenue	Operating Income	Revenue	Operating Income

Residence Inn Summerville, SC	08/27/2018	$800	$254	$—	$—
Courtyard Dallas Downtown, TX	12/5/2018	$2,001	$797	—	—

Total		$2,801	$1,051	$—	$—

4. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.3 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively.

5. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land and improvements	$296,260	$296,253
Building and improvements	1,222,728	1,214,780
Furniture, fixtures and equipment	78,237	73,411
Renovations in progress	23,594	25,370
	1,620,819	1,609,814
Less: accumulated depreciation	(248,742)	(236,041)
Investment in hotel properties, net	$1,372,077	$1,373,773

6. Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of March 31, 2019 and 2018, the Company’s share of partners’ capital in the NewINK JV was approximately $46.7 million and $50.6 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $56.8 million and $58.1 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the three months ended March 31, 2019 and 2018, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended
	March 31,
	2019	2018
Cash generated from other activities and excess cash	$—	$719
Total	$—	$719

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 90% interest in the Inland JV.  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of March 31, 2019 and 2018, the Company's share of partners' capital in the Inland JV was approximately $31.5 million and $34.4 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital was approximately $10.6 million and $10.9 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The Company serves as managing member of the Inland JV. During the three months ended March 31, 2019 and 2018, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended
	March 31,
	2019	2018
Cash generated from other activities and excess cash	$—	$300
Total	$—	$300

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
The Company's investments in the NewINK JV and the Inland JV were $(10.1) million and $20.9 million, respectively, at March 31, 2019. The following table sets forth the combined components of net income, including the Company’s share, related to all JVs for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended
	March 31,
	2019	2018
Revenue	$112,120	$110,174
Total hotel operating expenses	78,554	78,024
Operating income	$33,566	$32,150
Net income (loss) from continuing operations	$(15,019)	$(11,401)
Net income (loss)	$(15,019)	$(11,401)

Income (loss) allocable to the Company	$(1,522)	$(1,153)
Basis difference adjustment	399	399
Total income from unconsolidated real estate entities attributable to the Company	$(1,123)	$(754)

7. Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and senior unsecured revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/19 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2019	December 31, 2018
Senior Unsecured Revolving Credit Facility (1)	4.56%	March 8, 2022	$—	$97,000	$81,500
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	18,186	13,254	13,361
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,699	27,730	27,885
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	30,799	15,827	15,916
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	32,185	21,658	21,782
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,821	17,871	17,976
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,583	21,870	21,989
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	65,413	44,470	44,680
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	37,190	32,475	32,620
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	81,477	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	81,663	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	62,871	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	54,882	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	35,527	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	40,193	21,248	21,355
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	14,646	15,896	15,965
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,256	17,948	18,026

Total debt before unamortized debt issue costs			$683,391	$599,247	$585,055
Unamortized mortgage debt issue costs				(1,679)	(1,773)
Total debt outstanding				$597,568	$583,282

(1)The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.
At March 31, 2019 and December 31, 2018, the Company had $97.0 million and $81.5 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At March 31, 2019, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2019 and December 31, 2018 was $503.6 million and $489.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2019, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2019 and December 31, 2018 was $97.0 million and $81.5 million, respectively.

As of March 31, 2019, the Company was in compliance with all of its financial covenants. At March 31, 2019, the Company’s consolidated fixed charge coverage ratio was 3.3 and the credit facility covenant is 1.5. Future scheduled principal payments of debt obligations as of March 31, 2019, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2019 (remaining nine months)	$5,684
2020	9,536
2021	21,962
2022	106,954
2023	142,545
2024	296,658
Thereafter	15,908
Total debt before unamortized debt issue costs	$599,247
Unamortized mortgage debt issue costs	(1,679)
Total debt outstanding	$597,568

8. Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

For the three months ended
March 31,
	2019	2018
Federal	$—	$—
State	—	—
Tax expense (benefit)	$—	$—

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2019. As of March 31, 2019, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance.
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

9. Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended March 31, 2019 . The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2019	2/22/2019	$0.11	$0.11
February	2/28/2019	3/29/2019	0.11	0.11
March	3/29/2019	4/26/2019	0.11	0.11
1st Quarter 2019			$0.33	$0.33

Total 2019			$0.33	$0.33

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

	For the three months ended
	March 31,
	2019	2018
Numerator:
Net income attributable to common shareholders	$1,613	$2,848
Dividends paid on unvested shares and units	(85)	(63)
Net income attributable to common shareholders	$1,528	$2,785
Denominator:
Weighted average number of common shares - basic	46,556,710	45,753,792
Unvested shares	178,248	268,898
Weighted average number of common shares - diluted	46,734,958	46,022,690
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.03	$0.06
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.03	$0.06

11. Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2019 and 2018, the Company issued 27,870 and 21,670 common shares, respectively, to its independent trustees as compensation for services performed in 2018 and 2017, respectively. As of March 31, 2019, there were 1,372,659 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the three months ended March 31, 2019 and the year ended December 31, 2018 is as follows:

	Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	8,334	$18.52	57,514	$23.78
Granted	—	—	5,000	17.40
Vested	(1,667)	20.20	(30,084)	26.24
Forfeited	—	—	(24,096)	21.21
Non-vested at end of the period	6,667	$18.10	8,334	$18.52

As of March 31, 2019 and December 31, 2018, there were $0.1 million and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2019, these costs were expected to be recognized over a weighted–average period of approximately 2.3 years. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $15.7 thousand and $0.1 million, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the three months ended March 31, 2019 and the year ended December 31, 2018 is as follows:

	Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	476,398	$17.73	482,056	$16.58
Granted	221,853	18.73	244,917	16.94
Vested	(99,931)	16.55	(67,275)	16.42
Forfeited	—	$—	(183,300)	$14.13
Non-vested at end of the period	598,320	$18.30	476,398	$17.73

Outperformance Plan LTIP Awards

On June 1, 2015, the Company's Operating Partnership granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Outperformance Plan”). As of June 1, 2018, the Class A Performance LTIP units did not meet the required market based Total Shareholder Return ("TSR") measurements and therefore, the accrued dividends and units have been forfeited. The Company will continue to amortize the remaining expense related to these awards over the next year and a half due to the awards being market based.

Time-Based LTIP Awards

On March 1, 2019, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 88,746 time-based awards (the “2019 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP Unit Awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2019 Time-Based LTIP Unit Awards and the prior year LTIP unit Awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2019, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 133,107 performance-based awards (the "2019 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $18.91 per 2019 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2019 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2019 and ending on February 28, 2022. The 2019 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value Per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
Outperformance Plan LTIP Unit Awards	6/1/2015	183,300	$14.13	26%	4.5%	0.95%
2016 Time-Based LTIP Unit Awards	1/28/2016	72,966	$16.69	28%	—%	0.79%
2016 Performance-Based LTIP Unit Awards	1/28/2016	39,285	$11.09	30%	5.8%	1.13%
2017 Time-Based LTIP Unit Awards	3/1/2017	89,574	$18.53	24%	—%	0.92%
2017 Performance-Based LTIP Unit Awards	3/1/2017	134,348	$19.65	25%	5.8%	1.47%
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.2%	2.37%
2019 Time-Based LTIP Unit Awards	3/1/2019	88,746	$18.45	21%	—%	2.57%
2019 Performance-Based LTIP Unit Awards	3/1/2019	133,107	$18.91	21%	6.2%	2.55%
The Company recorded $0.9 million and $0.7 million in compensation expense related to the LTIP units for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, there was $8.2 million and $7.8 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.2 years, which represents the weighted average remaining vesting period of the LTIP units.

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

The Residence Inn New Rochelle is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2019 is approximately $29,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration date of December 31, 2067. Minimum monthly payments are currently approximately $47,500 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of 5 years each. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of March 31, 2019. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information regarding the Company's leases for which it is the lessee, for the three months ended March 31 2019 and as of period end:

Total Future Lease Payments (1)
Amount
2019 (remaining nine months)	$1,550
2020	2,132
2021	2,157
2022	2,182
2023	2,206
2024	2,225
Thereafter	72,797
Total lease payments	$85,249
Less: Imputed interest	(59,626)
Present value of lease liabilities	$25,623

(1)  Total non-variable lease payments includes $3.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2018, for each of the next five calendar years and thereafter:

Amount
2019	$2,065
2020	2,132
2021	2,157
2022	2,182
2023	2,206
Thereafter	75,022
Total lease payments	$85,764

For the three months ended March 31, 2019, the Company incurred $0.5 million of fixed lease payment and $39.0 thousand of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of March 31, 2019:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2019	$23,091	$25,715
Amortization	(155)	(92)
Balance as of March 31, 2019	$22,936	$25,623

Lease Term and Discount Rate	3/31/2019

Weighted-average remaining lease term (years)	40.16
Weighted-average discount rate	6.57%

13. Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of March 31, 2019, included in accounts payable is $0.1 million which represents an estimate of the Company’s total exposure to the litigation based on standard indemnification obligations under hotel management agreements with IHM.
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
Management fees totaled approximately $2.5 million and $2.4 million, respectively, for the three months ended March 31, 2019 and 2018, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $5.9 million and $5.5 million, respectively, for the three months ended March 31, 2019 and 2018. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being September 2030.

14. Related Party Transactions

Mr. Fisher owns 51% of IHM. As of March 31, 2019, the Company had hotel management agreements with IHM to manage all 42 of its wholly owned hotels. As of March 31, 2019, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2019 and 2018 were $2.5 million and $2.4 million, respectively. At March 31, 2019 and December 31, 2018, the amounts due to IHM were $1.6 million and $1.4 million, respectively. The Company provides services to an entity Castleblack Owner Holding, LLC ("Castleblack") which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. During the three months ended March 31, 2019 and 2018 the company provided services of $32.8 thousand and zero, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, Inland JV and Castleblack. These costs relate primarily to corporate payroll costs at the NewINK JV, Inland JV and Castleblack where the Company is the employer and shared office expenses. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements from the JVs are recorded based upon the occurrence of a reimbursed activity.

Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended March 31, 2019 and 2018 were $2.0 million and $1.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar amounts presented in this Item 2 are in thousands, except per share data, unless otherwise specified.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At March 31, 2019, our leverage ratio was 35.1% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of March 31, 2019, we have total debt of $599.2 million at an average interest rate of approximately 4.7%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Trends for many of these indicators appear to be healthy.  Lodging industry performance is also impacted by room supply growth, which is currently elevated in the Upscale segment in which most of our hotels operate.  Overall U.S. room supply increased 2.0% in 2018, but supply in the Upscale segment increased by 5.2% in 2018.  Smith Travel Research is projecting U.S. hotel supply growth to increase 1.9% in 2019. Continued supply growth could negatively impact RevPAR growth. We are currently projecting a 2019 RevPAR change of -1.5% to +0.5% as compared to 2018.

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Results of operations for the three months ended March 31, 2019 include the operating activities of our 42 wholly owned hotels and our investments in the NewINK JV and Inland JV. We wholly owned 40 hotels at January 1, 2018. Accordingly, the comparisons below are influenced by the fact that we acquired one hotel in Summerville, SC on August 27, 2018 and one hotel in Dallas, TX on December 5, 2018.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018	% Change
Room	$68,085	$66,251	2.8%
Food and beverage	2,427	2,098	15.7%
Other	3,676	3,027	21.4%
Cost reimbursements from unconsolidated real estate entities	1,491	1,539	(3.1)%
Total revenue	$75,679	$72,915	3.8%

Total revenue was $75.7 million for the quarter ended March 31, 2019, up $2.8 million compared to total revenue of $72.9 million for the corresponding 2018 period. Total revenue related to the two hotels acquired during 2018 contributed $2.8 million of the increase. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.0% and 90.9%, respectively, of total revenue for the quarters ended March 31, 2019 and 2018. Room revenue was $68.1 million and $66.3 million for the quarters ended March 31, 2019 and 2018, respectively, with $2.4 million of the increase attributable to the hotels acquired in 2018. At the 40 comparable hotels owned by the Company throughout 2018, room revenue was down $0.6 million or 0.9%, driven primarily by RevPAR decrease of 1.0%.
Food and beverage revenue was $2.4 million for the quarter ended March 31, 2019, up $0.3 million compared to $2.1 million for the corresponding 2018 period. Food and beverage revenue related to the hotels acquired in 2018 contributed $0.1 million of the increase.
Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $0.7 million for the three months ended March 31, 2019. Other operating revenue was $3.7 million and $3.0 million for the quarters ended March 31, 2019 and 2018, respectively. The hotels acquired in 2018 contributed $0.2 million of the increase. The remaining increase was primarily due to increases in parking and miscellaneous room income.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity, Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $1.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The costs reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, industry RevPAR for the three months ended March 31, 2019 and 2018 increased 1.5% and 3.5%, respectively, in the 2019 and 2018 periods as compared to the respective prior periods. RevPAR at our 40 wholly owned comparable hotels decreased 0.9% and decreased 2.4%, respectively, in the 2019 and 2018 periods as compared to the respective prior periods primarily due to lower growth in our specific markets.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of March 31, 2019 that have been in operation for a full year reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2019		2018		Percentage Change
	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (42/40 hotels)
Occupancy	76.0%	75.8%	75.6%	75.6%	0.5%	0.3%
ADR	$159.33	$158.92	$161.74	$161.74	(1.5)%	(1.7)%
RevPAR	$121.12	$120.43	$122.31	$122.31	(1.0)%	(1.5)%

Same property RevPAR decreased 1.0% due to a decrease in ADR of 1.5% and an increase in occupancy of 0.5%.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018	% Change
Hotel operating expenses:
Room	$15,570	$14,553	7.0%
Food and beverage	2,009	1,740	15.5%
Telephone	433	459	(5.7)%
Other	939	721	30.2%
General and administrative	6,167	6,033	2.2%
Franchise and marketing fees	5,932	5,525	7.4%
Advertising and promotions	1,533	1,565	(2.0)%
Utilities	2,750	2,699	1.9%
Repairs and maintenance	3,611	3,624	(0.4)%
Management fees	2,544	2,437	4.4%
Insurance	338	333	1.5%
Total hotel operating expenses	$41,826	$39,689	5.4%

Hotel operating expenses increased $2.1 million or 5.4% to $41.8 million for the three months ended March 31, 2019 from $39.7 million for the three months ended March 31, 2018. The two hotels acquired in 2018 contributed $1.4 million of the increase and the balance of the increase was at the 40 comparable hotels primarily due to increasing labor and benefit costs and miscellaneous room expense.

Room expenses, which are the most significant component of hotel operating expenses, increased $1.0 million or 7.0% from $14.6 million in 2018 to $15.6 million in the first quarter of 2019. The increase due to the two hotels acquired in 2018 was $0.4 million and the increase at the 40 comparable hotels owned by us throughout 2018 was primarily due to increasing labor and benefit costs.

The remaining hotel operating expenses increased $1.2 million, from $25.1 million in the first quarter of 2018 to $26.3 million in the first quarter of 2019. The increase due to the two hotels acquired in 2018 was $1.0 million.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million from $12.0 million for the three months ended March 31, 2018 to $12.8 million for the three months ended March 31, 2019. Depreciation related to the two hotels acquired in 2018 contributed $0.6 million of the increase. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.4 million from $5.8 million for the three months ended March 31, 2018 to $6.2 million for the three months ended March 31, 2019. The the two hotels that were acquired in 2018 contributed $0.3 million of the increase in real estate taxes.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.1 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively) decreased $0.3 million to $2.4 million for the three months ended March 31, 2019 from $2.7 million in the three months ended March 31, 2018 with the decrease primarily due to professional fees, travel and office expenses.

Other Charges

Other charges increased from an income of $14.0 thousand for the three months ended March 31, 2018 to an expense of $17.0 thousand for the three months ended March 31, 2019. Other charges primarily include costs related to a settlement claim in 2018 and an insurance charge in 2019.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $1.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $53 thousand from $2 thousand for the three months ended March 31, 2018 to $55 thousand for the three months ended March 31, 2019. The increase is primarily related to fees received for services provided to an entity, Castleblack, which is 97.5% owned by CLNY.

Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $0.6 million from $6.6 million for the three months ended March 31, 2018 to $7.2 million for the three months ended March 31, 2019 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2019	March 31, 2018	% Change
Mortgage debt interest	$5,860	$5,917	(1.0)%
Credit facility interest and unused fees	1104	472	133.9%
Amortization of deferred financing costs	233	242	(3.7)%
Total	$7,197	$6,631	8.5%

The increase in interest expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to interest expense on the Company's senior unsecured revolving credit facility due to an increase in utilization of the credit facility for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities was $0.8 million for the three months ended March 31, 2018 and $1.1 million for the three months ended March 31, 2019. The increase is due primarily to an increase in interest related to the floating rate debt at each JV.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 and 2018 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2019 and recognizes a valuation allowance against its deferred tax assets.

Net Income

Net income was $1.6 million for the three months ended March 31, 2019, compared to net income of $2.9 million for the three months ended March 31, 2018. The change in net income was due to the factors discussed above.

Material Trends or Uncertainties

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either the capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in this report and in the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2019 and 2018 (in thousands, except share data):

	For the three months ended
	March 31,
	2019	2018
Funds From Operations (“FFO”):
Net income	$1,628	$2,868
Loss on sale of hotel property	—	17
Depreciation	12,710	11,978
Adjustments for unconsolidated real estate entity items	1,818	1,678
FFO attributable to common share and unit holders	16,156	16,541
Other charges	17	(14)
Adjustments for unconsolidated real estate entity items	—	12
Adjusted FFO attributable to common share and unit holders	$16,173	$16,539
Weighted average number of common shares and units
Basic	46,966,901	46,085,461
Diluted	47,145,149	46,354,359
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended
	March 31,
	2019	2018
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$1,628	$2,868
Interest expense	7,197	6,631
Depreciation and amortization	12,772	12,036
Adjustments for unconsolidated real estate entity items	4,355	3,908
EBITDA	25,952	25,443
Loss on sale of hotel property	—	17
EBITDAre	25,952	25,460
Other charges	17	(14)
Adjustments for unconsolidated real estate entity items	—	(11)
Share based compensation	$1,059	$918
Adjusted EBITDA	27,028	26,353

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
The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2019 and 2018 (in thousands):

		For the three months ended
		March 31,
		2019	2018

Net Income		$1,628	$2,868
Add:	Interest expense	7,197	6,631
	Depreciation and amortization	12,772	12,036
	Corporate general and administrative	3,514	3,622
	Other charges	17	—
	Loss from unconsolidated real estate entities	1,123	754
	Loss on sale of hotel property	—	17
Less:	Interest and other income	(55)	(2)
	Other charges	—	(14)
	Adjusted Hotel EBITDA	$26,196	$25,912

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

As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and restricted cash of approximately $32.5 million and $32.3 million, respectively. Additionally, we had $153.0 million available under our $250.0 million senior unsecured revolving credit facility as of March 31, 2019.

For the three months ended March 31, 2019, net cash flows provided by operations were $13.3 million, driven by net income of $1.6 million, $15.2 million of non-cash items, including $13.0 million of depreciation and amortization, $1.1 million of share-based compensation expense and $1.1 million related to loss from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.5 million. Net cash flows used in investing activities were $11.7 million, primarily related to capital improvements on our 42 wholly owned hotels. Net cash flows used by financing activities were $1.4 million, comprised of $0.1 million of common equity proceeds raised through sales under our DRSPP, net borrowings of our senior unsecured revolving credit facility of $15.5 million, offset by principal payments or payoffs on mortgage debt of $1.3 million, payments of financing and offering costs of $0.1 million, and distributions to shareholders of $15.6 million.

For the three months ended March 31, 2018, net cash flows provided by operations were $13.4 million, driven by net income of $2.9 million, $13.9 million of non-cash items, including $12.3 million of depreciation and amortization, $0.9 million of share-based compensation expense and $0.7 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.4 million. Net cash flows used in investing activities were $5.9 million, primarily related to capital improvements on our 40 wholly owned hotels of $6.9 million, offset by distributions of $1.0 million from unconsolidated real estate entities. Net cash flows used in financing activities were $5.2 million, comprised of $10.5 million of common equity proceeds raised through sales under our DRSPP, net borrowings of our senior unsecured revolving credit facility of $2.0 million, offset by principal payments or payoffs on mortgage debt of $1.2 million, payments of financing and offering costs of $1.2 million, and distributions to shareholders of $15.3 million.
We declared total dividends of $0.33 and $0.33 per common share and LTIP unit for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

At March 31, 2019, our leverage ratio was approximately 35.1% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At March 31, 2019, we have total debt of $599.2 million at an average interest rate of approximately 4.7%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At March 31, 2019 and December 31, 2018, we had $97.0 million and $81.5 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At March 31, 2019, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $502.2 million and $507.2 million at March 31, 2019 and December 31, 2018, respectively.

Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2019.

On March 8, 2018, we refinanced our senior unsecured credit facility with a new facility having a maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250 million senior unsecured credit facility that was scheduled to mature in 2020. Borrowing costs have been reduced by 0 to 15 basis points from comparable leverage-based pricing levels in our previous credit facility. At March 31, 2019 current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65%. We were in compliance with all financial covenants at March 31, 2019. We expect to meet all financial covenants during the remainder of 2019 based upon our current projections.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior unsecured revolving credit facility or through encumbrance of any unencumbered hotels. We believe that our net cash provided by operations will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our current monthly dividend and distribution rate is $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the three months ended March 31, 2019 was $0.33 per common share and LTIP unit.

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

For the three months ended March 31, 2019 and 2018, we invested approximately $11.7 million and $6.9 million, respectively, on capital investments in our hotels. We expect to invest an additional $20.5 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2019, including improvements required under any brand PIP.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2019, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2019 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$6,401	$595	$1,643	$1,727	$2,436
Revolving credit facility, including interest (2)	111,162	4,370	8,969	97,823	—
Ground leases	78,848	955	2,646	2,661	72,586
Property loans, including interest (2)	596,360	23,455	78,109	174,647	320,149
Total	$792,771	$29,375	$91,367	$276,858	$395,171
2.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.
3.Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after March 31, 2019. Interest payments are based on the interest rate in effect as of March 31, 2019. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.
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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2019 and December 31, 2018 was $503.6 million and $489.0 million, respectively.

At March 31, 2019, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2019 that are sensitive to changes in interest rates (dollars in thousands):

	2019	2020	2021	2022	2023	2024	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	—	$97,000	—	—	—	$97,000	$97,000
Average interest rate (1)	—	—	—	4.56%	—	—	—	4.56%
Fixed rate:
Debt	$5,684	$9,536	$21,962	$9,954	$142,545	$296,658	$15,908	$502,247	$503,579
Average interest rate	4.69%	4.68%	5.26%	4.63%	4.66%	4.64%	4.25%	4.66%
(1) Weighted average interest rate based on borrowings at LIBOR of 2.50% plus a margin of 1.65% and prime rate of 5.5% plus a margin of 0.65% at March 31, 2019.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $1.0 million annually. This assumes that the amount outstanding under our floating rate debt remains $97.0 million, the balance as of March 31, 2019.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of March 31, 2019, included in accounts payable is $0.1 million which represents an estimate of the Company’s total exposure to the litigation based on standard indemnification obligations under hotel management agreements with IHM.
Item 1A. Risk Factors.

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 1, 2019	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)