Form 10-Q
period 2019-06-30
Chatham Lodging Trust
filed 2019-07-31
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34693

CHATHAM LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-1200777
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 200
West Palm Beach	Florida	33401
(Address of Principal Executive Offices)		(Zip Code)
(561) 802-4477
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest, $0.01 par value	CLDT	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Shares of Beneficial Interest ($0.01 par value per share)	46,919,857

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets:
Investment in hotel properties, net	$1,347,891	$1,373,773
Investment in hotel properties under development	10,776	—
Cash and cash equivalents	8,847	7,192
Restricted cash	18,065	25,145
Investment in unconsolidated real estate entities	20,915	21,545
Right of use asset, net	21,576	—
Hotel receivables (net of allowance for doubtful accounts of $296 and $264, respectively)	7,475	4,495
Deferred costs, net	4,672	5,070
Prepaid expenses and other assets	4,482	2,431
Deferred tax asset, net	58	58
Total assets	$1,444,757	$1,439,709
Liabilities and Equity:
Mortgage debt, net	$499,403	$501,782
Revolving credit facility	79,000	81,500
Accounts payable and accrued expenses	29,843	33,692
Distributions and losses in excess of investments of unconsolidated real estate entities	10,097	9,650
Lease liability, net	23,922	—
Distributions payable	5,895	5,667
Total liabilities	648,160	632,291
Commitments and contingencies (Note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2019 and December 31, 2018	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,918,383 and 46,525,652 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	469	465
Additional paid-in capital	904,069	896,286
Retained earnings (distributions in excess of retained earnings)	(119,049)	(99,285)
Total shareholders’ equity	785,489	797,466
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	11,108	9,952
Total equity	796,597	807,418
Total liabilities and equity	$1,444,757	$1,439,709
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Room	$79,970	$78,274	$148,055	$144,525
Food and beverage	2,535	2,212	4,962	4,310
Other	3,934	3,527	7,610	6,554
Cost reimbursements from unconsolidated real estate entities	1,435	1,361	2,926	2,900
Total revenue	87,874	85,374	163,553	158,289
Expenses:
Hotel operating expenses:
Room	16,372	15,945	31,942	30,499
Food and beverage	2,120	1,739	4,129	3,479
Telephone	410	415	843	874
Other hotel operating	971	796	1,910	1,517
General and administrative	6,574	6,783	12,741	12,814
Franchise and marketing fees	6,984	6,575	12,916	12,100
Advertising and promotions	1,485	1,485	3,018	3,050
Utilities	2,525	2,446	5,275	5,146
Repairs and maintenance	3,431	3,637	7,042	7,261
Management fees	2,892	2,807	5,436	5,243
Insurance	365	339	702	672
Total hotel operating expenses	44,129	42,967	85,954	82,655
Depreciation and amortization	12,999	11,921	25,771	23,958
Property taxes, ground rent and insurance	6,242	6,180	12,409	11,955
General and administrative	3,611	3,547	7,125	7,169
Other charges	25	264	42	250
Reimbursed costs from unconsolidated real estate entities	1,435	1,361	2,926	2,900
Total operating expenses	68,441	66,240	134,227	128,887
Operating income before loss on sale of hotel property	19,433	19,134	29,326	29,402
Loss on sale of hotel property	(3,300)	(1)	(3,300)	(18)
Operating income	16,133	19,133	26,026	29,384
Interest and other income	66	15	121	17
Interest expense, including amortization of deferred fees	(7,131)	(6,667)	(14,328)	(13,298)
Income (loss) from unconsolidated real estate entities	457	1,004	(666)	250
Income before income tax expense	9,525	13,485	11,153	16,353
Income tax expense	—	—	—	—
Net income	9,525	13,485	11,153	16,353
Net income attributable to noncontrolling interests	(88)	(100)	(103)	(120)
Net income attributable to common shareholders	$9,437	$13,385	$11,050	$16,233

Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.20	$0.29	$0.23	$0.35
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.20	$0.29	$0.23	$0.35
Weighted average number of common shares outstanding:
Basic	46,760,016	45,867,625	46,658,973	45,811,023
Diluted	46,976,999	46,084,688	46,855,916	46,006,561
Distributions declared per common share:	$0.33	$0.33	$0.66	$0.66
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended June 30, 2018 and 2019
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, April 1, 2018	45,869,600	$459	$882,586	$(81,311)	$801,734	$7,064	$808,798
Issuance of shares, net of offering costs of $2	7,212	—	143	—	143	—	143
Amortization of share based compensation	—	—	22	—	22	1,049	1,071
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,153)	(15,153)	—	(15,153)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(318)	(318)
Forfeited distributions declared on LTIP units	—	—	—	—	—	652	652
Reallocation of noncontrolling interest	—	—	1	—	1	(1)	—
Net income	—	—	—	13,385	13,385	100	13,485
Balance, June 30, 2018	45,876,812	$459	$882,752	$(83,079)	$800,132	$8,546	$808,678
Balance, April 1, 2019	46,571,005	$466	$897,161	$(113,039)	$784,588	$10,329	$794,917
Issuance of shares, net of offering costs of $32	347,378	3	6,823	—	6,826	—	6,826
Amortization of share based compensation	—	—	15	—	15	1,110	1,125
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,447)	(15,447)	—	(15,447)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(349)	(349)
Reallocation of noncontrolling interest	—	—	70	—	70	(70)	—
Net income	—	—	—	9,437	9,437	88	9,525
Balance, June 30, 2019	46,918,383	$469	$904,069	$(119,049)	$785,489	$11,108	$796,597

-continued-

Six Months Ended June 30, 2018 and 2019
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2018	45,375,266	$450	$871,730	$(69,018)	$803,162	$6,618	$809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $257	479,876	9	10,416	—	10,425	—	10,425
Amortization of share based compensation	—	—	86	—	86	1,777	1,863
Dividends declared on common shares ($0.66 per share)	—	—	—	(30,294)	(30,294)	—	(30,294)
Distributions declared on LTIP units ($0.66 per unit)	—	—	—	—	—	(601)	(601)
Forfeited distributions declared on LTIP units	—	—	—	—	—	652	652
Reallocation of noncontrolling interest	—	—	20	—	20	(20)	—
Net income	—	—	—	16,233	16,233	120	16,353
Balance, June 30, 2018	45,876,812	$459	$882,752	$(83,079)	$800,132	$8,546	$808,678
Balance, January 1, 2019	46,525,652	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
Issuance of shares pursuant to Equity Incentive Plan	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $201	364,861	4	6,915	—	6,919	—	6,919
Amortization of share based compensation	—	—	31	—	31	2,041	2,072
Dividends declared on common shares ($0.66 per share)	—	—	—	(30,814)	(30,814)	—	(30,814)
Distributions declared on LTIP units ($0.66 per unit)	—	—	—	—	—	(651)	(651)
Reallocation of noncontrolling interest	—	—	337	—	337	(337)	—
Net income	—	—	—	11,050	11,050	103	11,153
Balance, June 30, 2019	46,918,383	$469	$904,069	$(119,049)	$785,489	$11,108	$796,597
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$11,153	$16,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,647	23,841
Amortization of deferred franchise fees	124	117
Amortization of deferred financing fees included in interest expense	456	459
Loss on sale of hotel property	3,300	—
Share based compensation	2,297	2,114
Loss (gain) from unconsolidated real estate entities	666	(250)
Changes in assets and liabilities:
Right of use asset	307	—
Hotel receivables	(2,961)	(2,929)
Deferred costs	(30)	(147)
Prepaid expenses and other assets	(2,152)	(1,937)
Accounts payable and accrued expenses	(791)	366
Lease liability	(187)	—
Net cash provided by operating activities	37,829	37,987
Cash flows from investing activities:
Improvements and additions to hotel properties	(20,716)	(12,760)
Investment in hotel properties under development	(2,503)	—
Proceeds from sale of hotel properties	8,987	—
Distributions from unconsolidated entities	411	2,843
Net cash used in investing activities	(13,821)	(9,917)
Cash flows from financing activities:
Borrowings on revolving credit facility	34,500	59,000
Repayments on revolving credit facility	(37,000)	(64,000)
Payments on mortgage debt	(2,567)	(2,425)
Payment of financing costs	(48)	(953)
Payment of offering costs	(201)	(257)
Proceeds from issuance of common shares	7,119	10,681
Distributions-common shares/units	(31,236)	(30,657)
Net cash used in financing activities	(29,433)	(28,611)
Net change in cash, cash equivalents and restricted cash	(5,425)	(541)
Cash, cash equivalents and restricted cash, beginning of period	32,337	36,499
Cash, cash equivalents and restricted cash, end of period	$26,912	$35,958
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,753	$12,549
Capitalized interest	$74	$—
Cash paid for income taxes	$415	$733
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
As of June 30, 2019, the Company had accrued distributions payable of $5,895. These distributions were paid on July 26, 2019, except for $658 related to accrued but unpaid distributions on unvested performance based shares and LTIP units. As of June 30, 2018, the Company had accrued distributions payable of $5,431. These distributions were paid on July 27, 2018, except for $308 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $225 and $250 is included in accounts payable and accrued expenses as of June 30, 2019 and 2018, respectively.
Accrued capital improvements of $2,296 and $1,933 are included in accounts payable and accrued expenses as of June 30, 2019 and 2018, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. (“Barclays”), Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended June 30, 2019, we issued 103,590 shares under the ATM Plan at a weighted average price of $20.05, which generated $2.1 million of gross proceeds. As of June 30, 2019, there was approximately $90.4 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended June 30, 2019, we issued 243,788 shares under the New DRSPP at a weighted average price of $20.19, which generated $4.9 million of proceeds. As of June 30, 2019, there was approximately $28.0 million available for issuance under the New DRSPP.
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
As of June 30, 2019, the Company wholly owned 40 hotels with an aggregate of 6,092 rooms located in 15 states and the District of Columbia. As of June 30, 2019, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which owns 47 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), comprising 6,098 rooms and (ii) held a 10% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs", which refers collectively to the NewINK JV and Inland JV.
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in the 47 NewINK JV hotels and (ii) owns its 10% interest in the 48 Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of June 30, 2019, Island Hospitality Management LLC (“IHM”), which is 52.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 40 of the Company’s wholly owned hotels. As of June 30, 2019, all of the NewINK JV hotels were managed by IHM. As of June 30, 2019, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. These unaudited consolidated financial statements, in the opinion of management, include all adjustments consisting of normal, recurring adjustments which are considered necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to seasonal and other factors, including the timing of the acquisition or sale of hotels.

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

Reclassifications

Certain prior period revenue and expense amounts in the consolidated financial statements have been reclassified to be comparable to the current period presentations. The reclassification did not have any impact on net income. In addition, in accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, the Company reclassified the Loss on sale of hotel property line on the Company’s Consolidated Statements of Operations within Operating income for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Adopted Accounting Policies

On January 1, 2019, the Company adopted accounting guidance under Accounting Standards Codification (ASU) 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We adopted the new accounting guidance on January 1, 2019 and applied it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we applied the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we recognized lease liabilities of $25.7 million with corresponding right-of use assets of $23.1 million our consolidated balance sheet as of January 1, 2019.

3. Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Residence Inn Summerville ("RI Summerville") hotel in Summerville, SC for $20.8 million on August 27, 2018 and the Courtyard Dallas Downtown ("Dallas DT") hotel in Dallas, TX for $49.0 million on December 5, 2018. The allocation of the purchase price of each hotel acquired by the Company in 2018, based on the fair value on the date of its acquisition, was (in thousands):

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
The amount of revenue and operating income from the hotels acquired in 2019 and 2018 from their respective dates of acquisition through June 30, 2019 is as follows (in thousands):

		For the three months ended June 30,				For the six months ended June 30,
		2019		2018		2019		2018
	Acquisition Date	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income

Residence Inn Summerville, SC	08/27/2018	$1,024	$409	$—	$—	$1,824	$663	$—	$—
Courtyard Dallas Downtown, TX	12/5/2018	$1,990	$606	—	—	3,991	1403	—	—

Total		$3,014	$1,015	$—	$—	$5,815	$2,066	$—	$—

4. Disposition of Hotel Properties
On May 7, 2019, the Company sold the Courtyard by Marriott hotel in Altoona, PA for $4.6 million and recognized a loss on the sale of the hotel property of $4.4 million. On May 15, 2019, the Company sold the SpringHill Suites by Marriott hotel in Washington, PA for $5.1 million and recognized a gain on the sale of the hotel property of $1.1 million. Proceeds from the sales were used to repay amounts outstanding on the Company's senior unsecured revolving credit facility. These sales did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results and did not qualify to be reported as discontinued operations.
During the three and six months ended June 30, 2019 and 2018, the Company's consolidated statements of operations included operating income related to the disposed hotels as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Altoona CY	$24	$220	$73	$263
Washington SHS	33	165	198	265
Total	$57	$385	$271	$528

5. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.3 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively.

6. Investment in Hotel Properties, net

Investment in Hotel Properties, net

Investment in hotel properties, net as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$288,662	$296,253
Building and improvements	1,211,555	1,214,780
Furniture, fixtures and equipment	78,609	73,411
Renovations in progress	24,107	25,370
	1,602,933	1,609,814
Less: accumulated depreciation	(255,042)	(236,041)
Investment in hotel properties, net	$1,347,891	$1,373,773

Investment in Hotel Properties Under Development

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We have incurred $10.8 million of costs to date, which includes $6.6 million of land acquisition costs and $4.2 million of other development costs. We reclassified the $6.6 million of land acquisition costs from Land to Hotel Properties Under Development during the three months ended June 30, 2019 in conjunction with the commencement of development activities.

7. Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of June 30, 2019 and 2018, the Company’s share of partners’ capital in the NewINK JV was approximately $46.4 million and $50.2 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $56.5 million and $57.8 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the three and six months ended June 30, 2019 and 2018, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash generated from other activities and excess cash	$411	$874	$411	$1,593
Total	$411	$874	$411	$1,593

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 90% interest in the Inland JV.  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of June 30, 2019 and 2018, the Company's share of partners' capital in the Inland JV was approximately $31.5 million and $33.7 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital was approximately $10.6 million and $10.9 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The Company serves as managing member of the Inland JV. During the three and six months ended June 30, 2019 and 2018, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash generated from other activities and excess cash	$—	$950	—	$1250
Total	$—	$950	—	$1250

On May 9, 2017, the NewINK JV refinanced the $840.0 million loan collateralized by the 47 hotels with a new $850.0 million loan. The new non-recourse loan is with Morgan Stanley Bank, N.A. The new loan bears interest at a rate of LIBOR plus a spread of 2.79%, had an initial maturity date of June 7, 2019 and three one-year extension options. The NewINK JV exercised the first extension and the maturity has been extended to June 7, 2020.

On June 9, 2017, the Inland JV refinanced the $817.0 million loan collateralized by the 48 hotels with a new $780.0 million non-recourse loan with Column Financial, Inc. On June 9, 2017, the Company contributed an additional $5.0 million of capital related to its share in the Inland JV to reduce the debt collateralized by the 48 hotels. The new loan bears interest at a rate of LIBOR plus a spread of 3.3%, had an initial maturity date of July 9, 2019 and three one-year extension options. The Inland JV exercised the first extension and the maturity has been extended to July 9, 2020.

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

The Company's investments in the NewINK JV and the Inland JV were $(10.1) million and $20.9 million, respectively, at June 30, 2019. The following table sets forth the combined components of net income, including the Company’s share, related to all JVs for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$134,457	$134,888	$246,576	$245,062
Total hotel operating expenses	84,974	83,635	164,073	161,659
Operating income	$49,483	$51,253	$82,503	$83,403
Net income (loss) from continuing operations	$565	$5,929	$(14,454)	$(5,472)
Net income (loss)	$565	$5,929	$(14,454)	$(5,472)

Income (loss) allocable to the Company	$58	$605	$(1,464)	$(548)
Basis difference adjustment	399	399	798	798
Total income from unconsolidated real estate entities attributable to the Company	$457	$1,004	$(666)	$250

8. Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and senior unsecured revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	6/30/19 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2019	December 31, 2018
Senior Unsecured Revolving Credit Facility (1)	4.49%	March 8, 2022	$—	$79,000	$81,500
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	18,075	13,151	13,361
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	45,319	27,580	27,885
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	30,476	15,741	15,916
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	32,435	21,538	21,782
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,610	17,768	17,976
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	35,294	21,756	21,989
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	64,920	44,270	44,680
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	38,171	32,338	32,620
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	81,038	64,800	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	82,767	70,700	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	63,554	48,600	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	54,140	37,900	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	35,224	30,000	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	39,818	21,145	21,355
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	14,464	15,829	15,965
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,687	17,872	18,026

Total debt before unamortized debt issue costs			$682,992	$579,988	$585,055
Unamortized mortgage debt issue costs				(1,585)	(1,773)
Total debt outstanding				$578,403	$583,282

(1)The interest rate for the senior unsecured revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.
At June 30, 2019 and December 31, 2018, the Company had $79.0 million and $81.5 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At June 30, 2019, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2019 and December 31, 2018 was $507.0 million and $489.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of June 30, 2019, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2019 and December 31, 2018 was $79.0 million and $81.5 million, respectively.

As of June 30, 2019, the Company was in compliance with all of its financial covenants. At June 30, 2019, the Company’s consolidated fixed charge coverage ratio was 3.2 and the credit facility covenant is 1.5. Future scheduled principal payments of debt obligations as of June 30, 2019, for the current year and each of the next four calendar years and thereafter are as follows (in thousands):

Amount
2019 (remaining six months)	$4,425
2020	9,536
2021	21,963
2022	88,954
2023	142,545
2024	296,658
Thereafter	15,907
Total debt before unamortized debt issue costs	$579,988
Unamortized mortgage debt issue costs	(1,585)
Total debt outstanding	$578,403

9. Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Federal	$—	$—	$—	$—
State	—	—	—	—
Tax expense (benefit)	$—	$—	$—	$—

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting increased taxable losses in 2019. As of June 30, 2019, the TRS continues to recognize a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets. Management will continue to monitor the need for a valuation allowance.
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

10. Dividends Declared and Paid

The Company declared total common share dividends of $0.33 per share and distributions on LTIP units of $0.33 per unit for the three months ended June 30, 2019 and $0.66 per share and distributions on LTIP units of $0.66 per unit for the six months ended June 30, 2019. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2019	2/22/2019	$0.11	$0.11
February	2/28/2019	3/29/2019	0.11	0.11
March	3/29/2019	4/26/2019	0.11	0.11
1st Quarter 2019			$0.33	$0.33

April	4/30/2019	5/31/2019	$0.11	$0.11
May	5/31/2019	6/28/2019	0.11	0.11
June	6/28/2019	7/26/2019	0.11	0.11
2nd Quarter 2019			$0.33	$0.33

Total 2019			$0.66	$0.66

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common shareholders	$9,437	$13,385	$11,050	$16,233
Dividends paid on unvested shares and units	(107)	(85)	(192)	(170)
Net income attributable to common shareholders	$9,330	$13,300	$10,858	$16,063
Denominator:
Weighted average number of common shares - basic	46,760,016	45,867,625	46,658,973	45,811,023
Unvested shares	216,983	217,063	196,943	195,538
Weighted average number of common shares - diluted	46,976,999	46,084,688	46,855,916	46,006,561
Basic income per Common Share:
Net income attributable to common shareholders per weighted average basic common share	$0.20	$0.29	$0.23	$0.35
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average diluted common share	$0.20	$0.29	$0.23	$0.35

12. Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2019 and 2018, the Company issued 27,870 and 21,670 common shares, respectively, to its independent trustees as compensation for services performed in 2018 and 2017, respectively. As of June 30, 2019, there were 1,150,806 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	Six Months Ended		Year Ended
	June 30, 2019		December 31, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	8,334	$18.52	57,514	$23.78
Granted	—	—	5,000	17.40
Vested	(1,667)	20.20	(30,084)	26.24
Forfeited	—	—	(24,096)	21.21
Non-vested at end of the period	6,667	$18.10	8,334	$18.52

As of June 30, 2019 and December 31, 2018, there were $0.1 million and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2019, these costs were expected to be recognized over a weighted–average period of approximately 1.8 years. For the three months ended June 30, 2019 and 2018, the Company recognized approximately $15.7 thousand and $22.3 thousand, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized approximately $31.3 thousand and $0.1 million, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	Six Months Ended		Year Ended
	June 30, 2019		December 31, 2018
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	476,398	$17.73	482,056	$16.58
Granted	221,853	18.73	244,917	16.94
Vested	(99,931)	16.55	(67,275)	16.42
Forfeited	—	$—	(183,300)	$14.13
Non-vested at end of the period	598,320	$18.30	476,398	$17.73

Outperformance Plan LTIP Awards

On June 1, 2015, the Company's Operating Partnership granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Outperformance Plan”). As of June 1, 2018, the Class A Performance LTIP units did not meet the required market based Total Shareholder Return ("TSR") measurements and therefore, the accrued dividends and units have been forfeited. The Company will continue to amortize the remaining expense related to these awards over the next year due to the awards being market based.

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
The Company recorded $1.1 million and $1.0 million in compensation expense related to the LTIP units for the three months ended June 30, 2019 and 2018, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized approximately $2.0 million and $1.8 million, respectively. As of June 30, 2019 and December 31, 2018, there was $7.1 million and $5.0 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.8 years, which represents the weighted average remaining vesting period of the LTIP units.

13.  Leases

The Courtyard Altoona hotel was subject to a ground lease with an expiration date of April 30, 2029 with an extension option by the Company of up to 12 additional terms of five years each. Monthly payments were determined by the quarterly average room occupancy of the hotel. Rent was equal to approximately $8,400 per month when monthly occupancy was less than 85% and could increase up to approximately $20,000 per month if occupancy was 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis. The Altoona hotel was sold on May 7, 2019.

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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of June 30, 2019. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information regarding the Company's leases for which it is the lessee, for the six months ended June 30, 2019 and as of period end:

Total Future Lease Payments
Amount
2019 (remaining six months)	$984
2020	2,027
2021	2,050
2022	2,072
2023	2,093
2024	2,115
Thereafter	68,906
Total lease payments	$80,247
Less: Imputed interest	(56,325)
Present value of lease liabilities	$23,922

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2018, for each of the next five calendar years and thereafter:

Amount
2019	$2,065
2020	2,132
2021	2,157
2022	2,182
2023	2,206
Thereafter	75,022
Total lease payments	$85,764

For the six months ended June 30, 2019, the Company incurred $0.8 million of fixed lease payment and $0.2 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of June 30, 2019:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2019	$23,091	$25,715
Amortization	(307)	(187)
Disposal	$(1,208)	$(1,606)
Balance as of June 30, 2019	$21,576	$23,922

Lease Term and Discount Rate	6/30/2019

Weighted-average remaining lease term (years)	40.94
Weighted-average discount rate	6.54%

14. Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of June 30, 2019, included in accounts payable is $0.1 million which represents an estimate of the Company’s total exposure to the litigation based on standard indemnification obligations under hotel management agreements with IHM.
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
Management fees totaled approximately $2.9 million and $2.8 million, respectively, for the three months ended June 30, 2019 and 2018, respectively, and approximately $5.4 million and $5.2 million, respectfully, for the six months ended June 30, 2019 and 2018.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $7.0 million and $6.6 million, respectively, for the three months ended June 30, 2019 and 2018 and approximately $12.9 million and $12.1 million, respectively, for the six months ended June 30, 2019 and 2018. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being May 2030.

15. Related Party Transactions

Prior to March 1, 2019, Mr. Fisher owned 51% of IHM. On March 1, 2019, Mr. Fisher acquired the 1.5% ownership interest of an employee who was leaving IHM. As of June 30, 2019, Mr. Fisher owns 52.5% of IHM. As of June 30, 2019, the Company had hotel management agreements with IHM to manage all 40 of its wholly owned hotels. As of June 30, 2019, all 47 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended June 30, 2019 and 2018 were $2.9 million and $2.8 million, respectively, and for the six months ended June 30, 2019 and 2018 were $5.4 million and $5.2 million, respectively. At June 30, 2019 and December 31, 2018, the amounts due to IHM were $1.2 million and $1.1 million, respectively. The Company provides services to an entity Castleblack Owner Holding, LLC ("Castleblack") which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. During the three months ended June 30, 2019 and 2018 the company provided services of $65.6 thousand and zero, respectively.
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
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expense for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the three months ended June 30, 2019 and 2018 were $1.7 million and $1.8 million, respectively, and for the six months ended June 30, 2019 and 2018 were $3.7 million and $3.7 million, respectively.

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

At June 30, 2019, our leverage ratio was 34.2% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of June 30, 2019, we have total debt of $580.0 million at an average interest rate of approximately 4.6%. Accordingly, our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity.

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

Results of Operations

Industry Outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically, key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Lodging industry performance is also impacted by room supply growth, which is currently elevated in the Upscale segment in which most of our hotels operate.  Overall U.S. room supply increased 2.0% in 2018, but supply in the Upscale segment increased by 5.2% in 2018.  Smith Travel Research is projecting U.S. hotel supply growth to increase 1.9% in 2019. Continued supply growth could negatively impact RevPAR growth. We are currently projecting a 2019 RevPAR change of -2.0% to -1.0% as compared to 2018.

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

Results of operations for the three months ended June 30, 2019 include the operating activities of our 40 wholly owned hotels that were owned for the entire period, partial period results for two hotels which were sold during this period, and our investments in the NewINK JV and Inland JV. We sold one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. We acquired one hotel in Summerville, SC on August 27, 2018 and one hotel in Dallas, TX on December 5, 2018. Accordingly, the comparisons below are influenced by these dispositions and acquisitions.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2019	June 30, 2018	% Change
Room	$79,970	$78,274	2.2%
Food and beverage	2,535	2,212	14.6%
Other	3,934	3,527	11.5%
Cost reimbursements from unconsolidated real estate entities	1,435	1,361	5.4%
Total revenue	$87,874	$85,374	2.9%

Total revenue was $87.9 million for the quarter ended June 30, 2019, up $2.5 million compared to total revenue of $85.4 million for the corresponding 2018 period. Total revenue related to the two hotels acquired during 2018 contributed $3.0 million of the increase, offset by a decrease of $0.7 million in total revenue at the two hotels sold during 2019. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.0% and 91.7%, respectively, of total revenue for the quarters ended June 30, 2019 and 2018. Room revenue was $80.0 million and $78.3 million for the quarters ended June 30, 2019 and 2018, respectively, with $2.6 million of the increase attributable to the hotels acquired in 2018, offset by a loss of room revenue attributable to the two hotels sold in 2019 of $0.7 million. At the 38 comparable hotels owned by the Company throughout the entire 2018 and 2019 periods, room revenue was down $0.2 million, driven primarily by RevPAR decrease of 0.3%.
Food and beverage revenue was $2.5 million for the quarter ended June 30, 2019, up $0.3 million compared to $2.2 million for the corresponding 2018 period. Food and beverage revenue related to the hotels acquired in 2018 contributed $0.2 million of the increase.
Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $0.4 million for the three months ended June 30, 2019. Other operating revenue was $3.9 million and $3.5 million for the quarters ended June 30, 2019 and 2018, respectively. The hotels acquired in 2018 contributed $0.2 million of the increase. The remaining increase was primarily due to increases in parking and miscellaneous room income.

Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity, Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $1.4 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the three months ended June 30, 2019 and 2018 increased 1.1% and 3.8%, respectively, in the 2019 and 2018 periods as compared to the respective prior periods. RevPAR at our 38 wholly owned comparable hotels decreased 0.3% and increased 0.8%, respectively, in the 2019 and 2018 periods as compared to the respective prior periods primarily due to lower growth in the upscale segment in which most of our hotels operate and lower growth in our specific markets.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of June 30, 2019 that have been in operation for a full year reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended June 30,
	2019		2018		Percentage Change
	Same Property (38 hotels)	Actual (42 hotels)	Same Property (38 hotels)	Actual (40 hotels)	Same Property (38 hotels)	Actual (42/40 hotels)
Occupancy	83.7%	83.2%	83.4%	83.4%	0.4%	(0.2)%
ADR	$173.13	$171.00	$174.27	$174.27	(0.7)%	(1.9)%
RevPAR	$144.87	$142.31	$145.30	$145.30	(0.3)%	(2.1)%

Same property RevPAR decreased 0.3% due to a decrease in ADR of 0.7% and an increase in occupancy of 0.4%.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2019	June 30, 2018	% Change
Hotel operating expenses:
Room	$16,372	$15,945	2.7%
Food and beverage	2,120	1,739	21.9%
Telephone	410	415	(1.2)%
Other	971	796	22.0%
General and administrative	6,574	6,783	(3.1)%
Franchise and marketing fees	6,984	6,575	6.2%
Advertising and promotions	1,485	1,485	—%
Utilities	2,525	2,446	3.2%
Repairs and maintenance	3,431	3,637	(5.7)%
Management fees	2,892	2,807	3.0%
Insurance	365	339	7.7%
Total hotel operating expenses	$44,129	$42,967	2.7%

Hotel operating expenses increased $1.1 million or 2.7% to $44.1 million for the three months ended June 30, 2019 from $43.0 million for the three months ended June 30, 2018. The two hotels acquired in 2018 contributed $1.5 million of the increase, offset by a decrease of $0.3 million at the two hotels sold in 2019 and the balance of the decrease of $0.1 million was at the 38 comparable hotels.

Room expenses, which are the most significant component of hotel operating expenses, increased $0.5 million or 2.7% from $15.9 million in 2018 to $16.4 million in the second quarter of 2019. The increase due to the two hotels acquired in 2018 was $0.5 million, offset by a decrease of $0.1 million at the two hotels sold in 2019 and the $0.1 million increase at the 38 comparable hotels owned by us throughout 2018 was primarily due to increasing labor and benefit costs.

The remaining hotel operating expenses increased $0.8 million, from $27.0 million in the second quarter of 2018 to $27.8 million in the second quarter of 2019. The increase due to the two hotels acquired in 2018 was $1.1 million, offset by a decrease of $0.2 million at the two hotels sold in 2019.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million from $11.9 million for the three months ended June 30, 2018 to $13.0 million for the three months ended June 30, 2019. Depreciation related to the two hotels acquired in 2018 contributed $0.6 million of the increase and $0.5 million was contributed by the 38 comparable hotels due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses remained flat from $6.2 million for the three months ended June 30, 2018 to $6.2 million for the three months ended June 30, 2019.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.2 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively) remained static at $2.4 million for the three months ended June 30, 2019 from $2.4 million in the three months ended June 30, 2018.

Other Charges

Other charges decreased from $0.2 million for the three months ended June 30, 2018 to $25.0 thousand for the three months ended June 30, 2019. Other charges primarily include costs related to due diligence for possible acquisitions that were not completed in 2018 and an insurance deductible in 2019.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the NewINK and Inland JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $1.4 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Loss on Sale of Hotel Property
Loss on sale of hotel property increased $3.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the sale of the Courtyard Altoona, PA on May 7, 2019 and the SpringHill Suites Washington, PA on May 15, 2019 and no comparable loss in 2018.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $51 thousand from $15 thousand for the three months ended June 30, 2018 to $66 thousand for the three months ended June 30, 2019. The increase is primarily related to fees received for services provided to an entity, Castleblack, which is 97.5% owned by CLNY.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $0.4 million from $6.7 million for the three months ended June 30, 2018 to $7.1 million for the three months ended June 30, 2019 and is comprised of the following (dollars in thousands):

	For the three months ended
	June 30, 2019	June 30, 2018	% Change
Mortgage debt interest	$5,908	$6,084	(2.9)%
Credit facility interest and unused fees	996	361	175.9%
Amortization of deferred financing costs	227	222	2.3%
Total	$7,131	$6,667	7.0%

The increase in interest expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is primarily due to interest expense on the Company's senior unsecured revolving credit facility due to an increase in utilization of the credit facility for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Income from Unconsolidated Real Estate Entities

Income from unconsolidated real estate entities was $1.0 million for the three months ended June 30, 2018 and $0.5 million for the three months ended June 30, 2019. The decrease is due primarily to an increase in interest related to the floating rate debt at each JV.

Income Tax Expense

Income tax expense for the three months ended June 30, 2019 and 2018 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2019 and recognizes full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income

Net income was $9.5 million for the three months ended June 30, 2019, compared to net income of $13.5 million for the three months ended June 30, 2018. The change in net income was due to the factors discussed above.

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

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

Results of operations for the six months ended June 30, 2019 include the operating activities of our 40 wholly owned hotels that were owned for the entire period, partial period results for two hotels which were sold during this period, and our investments in the NewINK JV and Inland JV. We sold one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. We acquired one hotel in Summerville, SC on August 27, 2018 and one hotel in Dallas, TX on December 5, 2018. Accordingly, the comparisons below are influenced by these dispositions and acquisitions.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018	% Change
Room	$148,055	$144,525	2.4%
Food and beverage	4,962	4,310	15.1%
Other	7,610	6,554	16.1%
Cost reimbursements from unconsolidated real estate entities	2,926	2,900	0.9%
Total revenue	$163,553	$158,289	3.3%

Total revenue was $163.6 million for the six months ended June 30, 2019, up $5.3 million compared to total revenue of $158.3 million for the corresponding 2018 period. Total revenue related to the two hotels acquired during 2018 contributed $5.8 million of the increase, offset by a decrease of $0.6 for the two hotels sold in 2019. The 38 comparable hotels owned by the Company throughout the 2018 and 2019 periods contributed $0.1 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.5% and 91.3% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Room revenue was $148.1 million and $144.5 million for the six months ended June 30, 2019 and 2018, respectively, with $5.1 million of the increase in 2019 attributable to the two hotels acquired during 2018, offset by a loss of room revenue attributable to the two hotels sold in 2019 of $0.6 million. For the 38 comparable hotels owned by us throughout the 2019 and 2018 periods, room revenue was down $0.9 million driven primarily by RevPAR decrease of 0.7%.
Food and beverage revenue was $5.0 million, for the six months ended June 30, 2019, up $0.6 million, compared to $4.3 million for the corresponding 2018 period. Food and beverage revenue related to the hotels acquired in 2018 contributed $0.3 million of the increase with the remaining increase at the 38 comparable hotels.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was $7.6 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively. The hotels acquired in 2018 contributed $0.4 million of the increase and the 38 comparable hotels owned by us throughout the 2019 and 2018 periods contributed $0.7 million. The increase in other operating revenue at the 38 comparable hotels related primarily to miscellaneous room revenue and parking.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.9 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2019 and 2018 increased 1.2% and 3.8%, respectively, in the 2019 and 2018 periods as compared to the respective prior year periods. RevPAR at our 38 wholly owned comparable hotels decreased 0.7% and increased 0.3%, respectively, in the 2019 and 2018 periods as compared to the respective prior year periods primarily due to lower growth in the upscale segment in which most of our hotels operate and lower growth in our specific markets primarily due to new supply.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of June 30, 2019 that have been in operation for a full year reflect the performance of the hotels during the entire period, regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the six months ended June 30,
	2019		2018		Percentage Change
	Same Property (38 hotels)	Actual (42 hotels)	Same Property (38 hotels)	Actual (40 hotels)	Same Property (38 hotels)	Actual (42/40 hotels)
Occupancy	80.0%	79.5%	79.8%	79.8%	0.3%	(0.4)%
ADR	$167.58	$165.22	$169.21	$169.21	(1.0)%	(2.4)%
RevPAR	$134.07	$131.32	$134.96	$134.96	(0.7)%	(2.7)%
Same property RevPAR decrease of 0.7% was due to a decrease in ADR of 1.0% and an increase in occupancy of 0.3%.
Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the six months ended
	June 30, 2019	June 30, 2018	% Change
Hotel operating expenses:
Room	$31,942	$30,499	4.7%
Food and beverage	4,129	3,479	18.7%
Telephone	843	874	(3.5)%
Other	1,910	1,517	25.9%
General and administrative	12,741	12,814	(0.6)%
Franchise and marketing fees	12,916	12,100	6.7%
Advertising and promotions	3,018	3,050	(1.0)%
Utilities	5,275	5,146	2.5%
Repairs and maintenance	7,042	7,261	(3.0)%
Management fees	5,436	5,243	3.7%
Insurance	702	672	4.5%
Total hotel operating expenses	$85,954	$82,655	4.0%

Hotel operating expenses increased $3.3 million to $86.0 million for the six months ended June 30, 2019 from $82.7 million for the six months ended June 30, 2018. The two hotels acquired in 2018 contributed $3.0 million of the increase, offset by a decrease of $0.3 million at the two hotels sold in 2019 and the balance of the increase of $0.6 million was at the 38 comparable hotels primarily due to increasing labor and benefit costs and miscellaneous room expense.

Room expenses, which are the most significant component of hotel operating expenses, increased $1.4 million from $30.5 million for the six months ended June 30, 2018 to $31.9 million for the six months ended June 30, 2019. The increase due to the two hotels acquired in 2018 was $0.9 million, offset by the sale of the two hotels in 2019 of $0.1 million. For the 38 comparable hotels owned by us throughout the 2019 and 2018 periods, room expense was up $0.6 million, primarily due to increasing labor and benefit costs.

The remaining hotel operating expenses increased $1.8 million, from $52.2 million for the six months ended June 30, 2018 to $54.0 million for the six months ended June 30, 2019. The increase due to the two hotels acquired in 2018 was $2.0 million, offset by the sale of the two hotels in 2019 of $0.2 million.
Depreciation and Amortization
Depreciation and amortization expense increased $1.8 million from $24.0 million for the six months ended June 30, 2018 to $25.8 million for the six months ended June 30, 2019. Depreciation related to the two hotels acquired in 2018 contributed $1.3 million of the increase, offset by a reduction of $0.1 million from the sale of the two hotels in 2019 and an increase at the 38 comparable hotels owned by us throughout the 2019 and 2018 periods of $0.6 million due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses increased $0.4 million from $12.0 million for the six months ended June 30, 2018 to $12.4 million for the six months ended June 30, 2019. $0.7 million of the increase is due to the two hotels that were acquired in 2018, offset by a reduction of $0.1 million from the two hotels sold in 2019.
General and Administrative
General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.3 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively) decreased $0.3 million to $4.8 million for the six months ended June 30, 2019 from $5.1 million for the six months ended June 30, 2018 with the decrease primarily due to professional, travel and office expenses.
Other Charges
Other charges decreased $0.2 million from $0.3 million for the six months ended June 30, 2018 to $42.0 thousand for the six months ended June 30, 2019. Other charges primarily include costs related to due diligence for possible acquisitions that were not completed in 2018 and insurance deductibles in 2019.
Reimbursed Costs from Unconsolidated Real Estate Entities
Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll costs at the JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.9 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Loss on Sale of Hotel Property
Loss on sale of hotel property increased $3.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the sale of the Courtyard Altoona, PA on May 7, 2019 and the SpringHill Suites Washington, PA on May 15, 2019 and no comparable loss in 2018.

Interest and Other Income
Interest on cash and cash equivalents and other income increased $104.0 thousand from $17.0 thousand for the six months ended June 30, 2018 to $121.0 thousand for the six months ended June 30, 2019. The increase is primarily related to fees received for services provided to an entity, Castleblack, which is 97.5% owned by CLNY and reimbursements from escrow accounts from previous lenders.
Interest Expense, Including Amortization of Deferred Fees
Interest expense increased $1.0 million from $13.3 million for the six months ended June 30, 2018 to $14.3 million for the six months ended June 30, 2019 and is comprised of the following (dollars in thousands):

	For the six months ended
	June 30, 2019	June 30, 2018	% Change
Mortgage debt interest	$11,768	$12,115	(2.9)%
Credit facility interest and unused fees	2,100	719	192.1%
Amortization of deferred financing costs	460	464	(0.9)%
Total	$14,328	$13,298	7.7%

The increase in interest expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily due to interest expense on the Company's senior unsecured revolving credit facility due to an increase in utilization of the credit facility in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Income from Unconsolidated Real Estate Entities
Income from unconsolidated real estate entities decreased $1.0 million from income of $0.3 million for the six months ended June 30, 2018 to loss of $0.7 million for the six months ended June 30, 2019. The decrease is due primarily to an increase in interest expense related to the floating rate debt at each JV.

Income Tax Expense

Income tax expense for the six months ended June 30, 2019 and 2018 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2019 and recognizes full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets.
Net Income
Net income was $11.2 million for the six months ended June 30, 2019, compared to net income of $16.4 million for the six months ended June 30, 2018. The change in net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Funds From Operations (“FFO”):
Net income	$9,525	$13,485	$11,153	$16,353
Loss on sale of hotel property	3,300	1	3,300	18
Depreciation	12,937	11,863	25,647	23,841
Adjustments for unconsolidated real estate entity items	1,881	1,757	3,700	3,434
FFO attributable to common share and unit holders	27,643	27,106	43,800	43,646
Other charges	25	264	42	250
Adjustments for unconsolidated real estate entity items	5	3	5	15
Adjusted FFO attributable to common share and unit holders	$27,673	$27,373	$43,847	$43,911
Weighted average number of common shares and units
Basic	47,222,414	46,230,092	47,095,412	46,158,176
Diluted	47,439,397	46,447,156	47,292,355	46,353,714
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$9,525	$13,485	$11,153	$16,353
Interest expense	7,131	6,667	14,328	13,298
Depreciation and amortization	12,999	11,921	25,771	23,958
Adjustments for unconsolidated real estate entity items	4,418	4,052	8,773	7,962
EBITDA	34,073	36,125	60,025	61,571
Loss on sale of hotel property	3,300	1	3,300	18
EBITDAre	37,373	36,126	63,325	61,589
Other charges	25	264	42	250
Adjustments for unconsolidated real estate entity items	18	25	20	14
Share based compensation	$1,238	$1196	$2,297	$2,114
Adjusted EBITDA	38,654	37,611	65,684	63,967

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
The following is a presentation of Adjusted Hotel EBITDA for the three and six months ended June 30, 2019 and 2018 (in thousands):

		For the three months ended		For the six months ended
		June 30,		June 30,
		2019	2018	2019	2018

Net Income		$9,525	$13,485	$11,153	$16,353
Add:	Interest expense	7,131	6,667	14,328	13,298
	Depreciation and amortization	12,999	11,921	25,771	23,958
	Corporate general and administrative	3,611	3,547	7,125	7,169
	Other charges	25	264	42	250
	Loss from unconsolidated real estate entities	—	—	666	—
	Loss on sale of hotel property	3,300	1	3,300	18
Less:	Interest and other income	(66)	(15)	(121)	(17)
	Income from unconsolidated real estate entities	(457)	(1,004)	—	(250)
	Adjusted Hotel EBITDA	$36,068	$34,866	$62,264	$60,779

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

As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and restricted cash of approximately $26.9 million and $32.3 million, respectively. Additionally, we had $171.0 million available under our $250.0 million senior unsecured revolving credit facility as of June 30, 2019.

For the six months ended June 30, 2019, net cash flows provided by operations were $37.8 million, driven by net income of $11.2 million, $29.1 million of non-cash items, including $26.2 million of depreciation and amortization, $2.3 million of share-based compensation expense and $0.6 million related to loss from unconsolidated entities. In addition, a loss on the sale of two hotels of $3.3 million and changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $5.8 million. Net cash flows used in investing activities were $13.8 million, primarily related to capital improvements on our 40 wholly owned hotels of $23.2 million, offset by proceeds from the sale of the Altoona and Washington PA hotels of $9.0 million and distributions of $0.4 million received from unconsolidated real estate entities. Net cash flows used by financing activities were $29.4 million, comprised of $7.1 million of common equity proceeds raised through sales under our DRSPP and ATM, offset by net repayments of our senior unsecured revolving credit facility of $2.5 million, by principal payments or payoffs on mortgage debt of $2.6 million, payments of financing and offering costs of $0.2 million, and distributions to shareholders of $31.2 million.

For the six months ended June 30, 2018, net cash flows provided by operations were $37.9 million, driven by net income of $16.4 million, $26.1 million of non-cash items, including $24.3 million of depreciation and amortization, $2.1 million of share-based compensation expense offset by $0.3 million related to income from unconsolidated entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $4.6 million. Net cash flows used in investing activities were $9.9 million, primarily related to capital improvements on our 40 wholly owned hotels of $12.7 million, offset by distributions of $2.8 million from unconsolidated real estate entities. Net cash flows used in financing activities were $28.6 million, comprised of $10.7 million of common equity proceeds raised through sales under our DRSPP, offset by net repayments of our senior unsecured revolving credit facility of $5.0 million, principal payments or payoffs on mortgage debt of $2.4 million, payments of financing and offering costs of $1.2 million, and distributions to shareholders of $30.7 million.
We declared total dividends of 0.66 and 0.66 per common share and LTIP unit for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

At June 30, 2019, our leverage ratio was approximately 34.2% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At June 30, 2019, we have total debt of $580.0 million at an average interest rate of approximately 4.6%. Accordingly, our debt coverage ratios are currently favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. We will pay down borrowings on our senior unsecured revolving credit facility with excess cash flow until we find other uses of cash such as investments in our existing hotels, hotel acquisitions or further joint venture investments. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At June 30, 2019 and December 31, 2018, we had $79.0 million and $81.5 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At June 30, 2019, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $501.0 million and $503.6 million at June 30, 2019 and December 31, 2018, respectively.

Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at June 30, 2019.

On March 8, 2018, we refinanced our senior unsecured credit facility with a new facility having a maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250 million senior unsecured credit facility that was scheduled to mature in 2020. Borrowing costs have been reduced by 0 to 15 basis points from comparable leverage-based pricing levels in our previous credit facility. At June 30, 2019 current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65%. We were in compliance with all financial covenants at June 30, 2019. We expect to meet all financial covenants during the remainder of 2019 based upon our current projections.
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

Dividend Policy

Our current common share dividend policy is generally to distribute, annually, approximately 100% of our annual taxable income. The amount of any dividends is determined by our Board of Trustees. Our current monthly dividend and distribution rate is $0.11 per common share and LTIP unit. The aggregate amount of dividends and distributions declared for the six months ended June 30, 2019 was 0.66 per common share and LTIP unit.

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

For the three months ended June 30, 2019 and 2018, we invested approximately $11.5 million and $5.9 million for renovations and other non-recurring capital expenditures on our existing hotels, respectively and for the six months ended June 30, 2019 and 2018, we invested approximately $23.2 million and $12.8 million, respectively, on capital investments in our existing hotels. We expect to invest an additional $9.0 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2019, including improvements required under any brand PIP.

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect that the total development costs for construction of the hotel to be approximately $65 million, which includes the cost of the land. We have incurred $10.8 million of costs to date, which includes $6.6 million of the land acquisition costs and $4.2 million of other development costs. We reclassified the $6.6 million of land acquisition costs from Land to Hotel Properties Under Development during the six months ended June 30, 2019 in conjunction with our development activities.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2019, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2019 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$6,205	$399	$1,643	$1,727	$2,436
Revolving credit facility, including interest (2)	91,669	3,804	8,120	79,745	—
Ground leases	74,042	585	2,434	2,438	68,585
Property loans, including interest (2)	598,101	25,196	78,109	174,647	320,149
Total	$770,017	$29,984	$90,306	$258,557	$391,170
2.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.
3.Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after June 30, 2019. Interest payments are based on the interest rate in effect as of June 30, 2019. See Note 8, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.
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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2019 and December 31, 2018 was $507.0 million and $489.0 million, respectively.

At June 30, 2019, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2019 that are sensitive to changes in interest rates (dollars in thousands):

	2019	2020	2021	2022	2023	2024	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	—	$79,000	—	—	—	$79,000	$79,000
Average interest rate (1)	—	—	—	4.49%	—	—	—	4.49%
Fixed rate:
Debt	$4,425	$9,536	$21,963	$9,954	$142,545	$296,658	$15,907	$500,988	$507,023
Average interest rate	4.69%	4.68%	5.26%	4.63%	4.66%	4.64%	4.25%	4.66%
(1) Weighted average interest rate based on borrowings at LIBOR of 2.41% plus a margin of 1.65% and prime rate of 5.5% plus a margin of 0.65% at June 30, 2019.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $0.8 million annually. This assumes that the amount outstanding under our floating rate debt remains $79.0 million, the balance as of June 30, 2019.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in two class action lawsuits pending in the Santa Clara County Superior Court. The first class action lawsuit was filed on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No. 18-CV-325187. The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. None of the potential classes has been certified and we are defending our case vigorously. As of June 30, 2019, included in accounts payable is $0.1 million which represents an estimate of the Company’s total exposure to the litigation based on standard indemnification obligations under hotel management agreements with IHM.
Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes detailed discussions of our risk factors under the heading “Risk Factors.” Set forth below are certain additions to the risk factors previously disclosed in the Annual Report on Form 10-K.

Hotel development is subject to timing, cost, and other risks

As of June 30, 2019, we were in the process of developing a hotel in Los Angeles, California. Hotel development involves a number of risks, including the following:

•Possible environmental problems;
•construction delays or cost overruns that may increase project costs;
•receipt of and expense related to zoning, occupancy and other required governmental permits and authorizations;
•development costs incurred for projects that are not pursued to completion;
•acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;
•inability to raise capital; and
•governmental restrictions on the nature or size of a project.

We cannot provide assurance that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	July 31, 2019	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)