Form 10-K
period 2019-12-31
Chatham Lodging Trust
filed 2020-02-26
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34693

CHATHAM LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 200
West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)
(561) 802-4477
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, par value $0.01 per share	CLDT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the 45,889,736 common shares of beneficial interest held by non-affiliates of the registrant was $856,939,318 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2019.
The number of common shares of beneficial interest outstanding as of February 26, 2020 was 46,956,110

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before May 13, 2020) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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
•completion of hotel developments;
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
•decreased international travel because of geopolitical events, including terriorism, outbreaks of disease and current U.S. government polices;
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

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust "(REIT") on October 26, 2009. We elected to be taxed as a REIT for federal income tax purposes commencing with our 2010 taxable year. The Company is internally-managed and invests primarily in upscale extended-stay and premium-branded select-service hotels.
We had no operations prior to the consummation of our initial public offering ("IPO") in April 2010. The net proceeds from our share offerings are contributed to Chatham Lodging, L.P., our operating partnership (the “Operating Partnership”), in exchange for partnership interests. Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. Chatham Lodging Trust is the sole general partner of the Operating Partnership and owns 100% of the common units of limited partnership interest in the Operating Partnership ("common units"). Certain of the Company's executive officers hold vested and unvested long-term incentive plan units in the Operating Partnership ("LTIP Units"), which are presented as non-controlling interests on our consolidated balance sheets.

In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2019, we issued 259,954 shares under the New DRSPP at a weighted average price of $20.09, which generated $5.2 million of proceeds. As of December 31, 2019 and December 31, 2018, respectively, we had issued 1,768,000 and 1,508,046 shares under the DRSPPs at a weighted average price of $21.33 and $21.55 per share, respectively. As of December 31, 2019, there were common shares having a maximum aggregate sales price of approximately $27.9 million available for issuance under the New DRSPP.
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. ("Barclays"), Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the year ended December 31, 2019, we issued 103,590 shares under the ATM Plan at a weighted average price of $20.05, which generated $2.1 million of proceeds. As of December 31, 2019 and December 31, 2018, respectively, we had issued 2,602,260 and 2,498,670 shares under the ATM Plans at a weighted average price of $21.76 and $21.83 per share, respectively, in addition to the offerings discussed above. As of December 31, 2019, there were common shares having a maximum aggregate sales price of approximately $90.4 million available for issuance under the ATM Plan.
As of December 31, 2019, the Company owned 40 hotels with an aggregate of 6,092 rooms located in 15 states and the District of Columbia. As of December 31, 2019, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which owns 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs", which refers collectively to the NewINK JV and the Inland JV.

To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in the 46 NewINK JV hotels and (ii) owns its 10.0% interest in the 48 Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2019, Island Hospitality Management Inc. (“IHM”), which is 52.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 40 of the Company’s wholly owned hotels. As of December 31, 2019, all of the NewINK JV hotels were managed by IHM. As of December 31, 2019, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").

As of December 31, 2019, our wholly owned hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (sixteen hotels) and Homewood Suites by Hilton® brand (nine hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (five hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (one hotel), the Hyatt Place® brand (two hotels) and all suite hotels that operate under the upper scale extended stay Embassy Suites brand® (one hotel).

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

•
Selective hotel development: We may consider developing a limited number of hotels in cases where we believe newly developed hotels will generate attractive returns and enhance the quality of our hotel portfolio.

•
Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 52.5% owned by Mr. Fisher that as of December 31, 2019, managed all 40 of our wholly owned hotels, all of the hotels owned by the NewINK JV and 34 hotels owned by the Inland JV, with 14 hotels managed by Marriott. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. Our debt coverage ratios currently are favorable and, as a result, we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. At December 31, 2019, our leverage ratio was approximately 34.1 percent, which decreased from 34.7 percent at December 31, 2018. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA") to the extent that such properties are "public accommodations" as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in which we own interests (including the properties owned by the JVs) substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of these properties to determine compliance, and one or more properties may not be fully compliant with the ADA.

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

During the third quarter of 2018, we were notified that the tax return of our TRS was going to be examined by the Internal Revenue Service for the tax year ended December 31, 2016. The examination remains open. We believe we do not need to record a liability related to matters contained in the tax period open to examination. However, should we experience an unfavorable outcome in the matter, such outcome could have a material impact on our results of operations, financial position and cash flows.
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

As of December 31, 2019, terms of our management agreements for our 40 wholly owned hotels were as follows (dollars are not in thousands):

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

Management fees totaled approximately $10.8 million, $10.8 million and $9.9 million, respectively, for the years ended December 31, 2019, 2018 and 2017. Incentive management fees, which are included in management fees, for the years ended December 31, 2019, 2018 and 2017 were $0.1 million, $0.1 million and $0.2 million, respectively.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements for its 40 wholly owned hotels as of December 31, 2019 were as follows:

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

Franchise and marketing/program fees totaled approximately $25.9 million, $24.9 million and $23.2 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
Operating Leases
The Courtyard Altoona hotel was sold on May 7, 2019. The Courtyard Altoona hotel was subject to a ground lease with an expiration date of April 30, 2029 and we had an extension option of up to 12 additional terms of five years each. Monthly payments were determined by the quarterly average room occupancy of the hotel. Rent was equal to approximately $8,400 per month when monthly occupancy was less than 85% and could increase up to approximately $20,000 per month if occupancy was 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
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
The Residence Inn New Rochelle hotel is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2019 under these leases amounted to approximately $29,000 per quarter.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2019. The leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
The following table includes information regarding the Company's leases for which it is the lessee, as of December 31, 2019, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount

2020	$2,027
2021	2,051
2022	2,071
2023	2,093
2024	2,115
Thereafter	68,906
Total lease payments	$79,263

Employees

As of February 26, 2020, we had 39 employees, 32 of which are shared with or allocated to the NewINK JV, Inland JV and Castleblack Owner Holding, LLC ("Castleblack"), an entity which is 2.5% owned by Mr. Fisher. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

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

Tax Law Changes

The Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to the TCJA, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years beginning before 2026), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. shareholders is reduced to 24%. In addition, for taxable years beginning before 2026 individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years beginning before 2026). The maximum rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. To the extent that our TRS or any other TRS we form has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such TRS. The reduced corporate tax rate will apply to our TRS and any other TRS we form.

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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2019, managed 40 of our hotels, all of the 46 hotels owned by the NewINK JV, and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

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
As of December 31, 2019, IHM managed all 40 of our wholly owned hotels, as well as all of the 46 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV. As a result, a substantial portion of our revenues is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced (the "FCA Announcement") that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated based on short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

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

We are co-investors with CLNY in each of the NewINK JV and Inland JV, which own 46 and 48 hotels, respectively, and we may invest in additional joint ventures in the future. We may not be in a position to exercise decision-making authority regarding the properties owned through the JVs or other joint ventures that we may invest in. Our joint venture partners may be able to make certain important decisions about our joint venture and the joint venture properties without our approval or consent. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners.

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

Our Chief Executive Officer, Mr. Fisher, owned 52.5% of IHM, a hotel management company that, as of December 31, 2019, managed 40 of our wholly owned hotels, all of the 46 hotels owned by the NewINK JV and 34 of the hotels owned by the Inland JV, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Hotel development is subject to timing, cost, and other risks.

As of December 31, 2019, we were in the process of developing a hotel in Los Angeles, California. Hotel development involves a number of risks, including the following:

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

Our ability to make distributions to our shareholders may be affected by various operating risks common in the lodging industry.

Hotel properties are subject to various operating risks common to the hotel industry, many of which are beyond our control, including:

•	competition from other hotel properties and alternative lodging market places in the markets in which we and our joint ventures operate, some of which may have greater marketing and financial resources;

•	an over-supply or over-building of hotel properties in the markets in which we and our joint ventures operate, which could adversely affect occupancy rates and revenues;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses and factors affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	necessity for periodic capital reinvestment to repair and upgrade hotel properties;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, SARS, Coronavirus and Zika virus, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, wildfires and flooding;

•	disruptions to the operations of our hotels caused by organized labor activities, including strikes, work stoppages or slow downs;

•	adverse effects of a downturn in the economy or in the hotel industry; and

•	risk generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

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

The outbreak of widespread contagious disease, such as the Coronavirus, could reduce travel and adversely affect hotel demand.

The widespread outbreak of infectious or contagious disease, such as H1N1 influenza (swine flu), avian bird flu, SARS, Coronavirus and Zika virus, has reduced travel into and from the affected areas, including travel from the affected areas to the U.S. Further outbreaks, especially in the U.S., could reduce travel and adversely affect the U.S. hotel industry generally and our business in particular.

As of the date of this Annual Report on Form 10-K, the recent outbreak of the Coronavirus appears to be principally concentrated in China, although cases have been confirmed in other countries and regions, and flights, trains, cruises, tours and other travel related activities have been cancelled as a result, including cancellations that have affected travel to the U.S. The extent to which our business may be affected by the Coronavirus will largely depend on future developments with respect to the continued spread and treatment of the virus, which we cannot accurately predict. New information and developments may emerge concerning the severity of the Coronavirus and the actions to contain the Coronavirus or treat its impact. To the extent that travel activity in the U.S. is materially and adversely affected by the Coronavirus, our business and financial results could be materially and adversely impacted.

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

To maintain our qualifications as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code. Our only source of funds to make these distributions comes from distributions that we will receive from our Operating Partnership. Accordingly, we may be required to borrow or raise capital on terms, or sell assets at prices or at times we regard unfavorable or make taxable distributions of our capital shares or debt securities, to enable us to pay out enough of our REIT taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

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

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates and distributions to shareholders would not be deductible by us in computing our taxable income. We may also be subject to state and local taxes if we fail to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares of beneficial interest. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify, which would negatively impact the value of our common shares.

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

The REIT provisions of the Code substantially limit our ability to hedge our business. Under these provisions, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the 75% and 95% gross income tests applicable to REITs if the instrument hedges or offsets a hedge of (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests applicable to REITs, and such instrument is properly identified under applicable Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their shareholders.  We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

Under our senior unsecured revolving credit facility, our distributions may not exceed the greater of (i) 95% of adjusted funds from operations (as defined in our senior unsecured revolving credit facility) for the preceding four-quarter period or (ii) the amount required for us to maintain our status as a REIT. As a result, if we do not generate sufficient adjusted funds from operations during the four quarters preceding any common share dividend payment date, we would not be able to pay dividends to our common shareholders consistent with our past practice without causing a default under our senior unsecured revolving credit facility. In the event of a default under our senior unsecured revolving credit facility, we would be unable to borrow under our senior unsecured revolving credit facility and any amounts we have borrowed thereunder could become due and payable.

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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

The following table sets forth certain operating information for our 40 wholly owned hotels as of December 31, 2019:

Property	Location	Management Company	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price		Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	IHM	4/23/2010	1999	147	$12.5	million	$85,714	$15.7	million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	IHM	4/23/2010	1998	144	$18.0	million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	IHM	4/23/2010	1998	121	$11.3	million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	IHM	4/23/2010	1998	137	$10.7	million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	IHM	4/23/2010	1999	121	$11.5	million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	IHM	4/23/2010	2000	143	$9.5	million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	IHM	7/2/2010	1997	120	$16.5	million	$137,500	$17.7	million
Residence Inn Long Island Holtsville	Holtsville, New York	IHM	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	IHM	9/23/2010	1982	135	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	IHM	10/5/2010	2000	127	$21.0	million	$169,355	$12.9	million
Residence Inn Garden Grove	Garden Grove, California	IHM	7/14/2011	2003	200	$43.6	million	$218,000	$32.1	million
Residence Inn Mission Valley	San Diego, California	IHM	7/14/2011	2003	192	$52.5	million	$273,438	$27.3	million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	IHM	7/14/2011	1996	146	$32.5	million	$222,603	$15.6	million
Residence Inn Washington DC	Washington, DC	IHM	7/14/2011	1974	103	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	IHM	7/14/2011	2001	121	$37.0	million	$305,785	$21.3	million
Hampton Inn Portland Downtown	Portland, Maine	IHM	12/27/2012	2011	125	$28.0	million	$229,508	—
Courtyard Houston	Houston, Texas	IHM	2/5/2013	2010	197	$34.8	million	$176,395	$17.6	million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	IHM	6/17/2013	2010	178	$40.0	million	$224,719	$21.5	million
Hampton Inn Exeter	Exeter, New Hampshire	IHM	8/9/2013	2010	111	$15.2	million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	IHM	9/26/2013	1999	180	$27.9	million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	IHM	10/31/2013	2008	231	$71.8	million	$316,883	$43.9	million
Springhill Suites Savannah	Savannah, Georgia	IHM	12/5/2013	2009	160	$39.8	million	$248,438	$29.8	million
Residence Inn Silicon Valley I	Sunnyvale, CA	IHM	6/9/2014	1983	231	$92.8	million	$401,776	$64.4	million
Residence Inn Silicon Valley II	Sunnyvale, CA	IHM	6/9/2014	1985	248	$102.0	million	$411,103	$70.3	million
Residence Inn San Mateo	San Mateo, CA	IHM	6/9/2014	1985	160	$72.7	million	$454,097	$48.3	million
Residence Inn Mountain View	Mountain View, CA	IHM	6/9/2014	1985	144	$56.4	million	$503,869	$37.7	million
Hyatt Place Cherry Creek	Glendale, CO	IHM	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	IHM	11/17/2014	2000	176	$24.1	million	$137,178	—
Courtyard West University Houston	Houston, TX	IHM	11/17/2014	2004	100	$20.1	million	$201,481	—
Residence Inn West University Houston	Houston, TX	IHM	11/17/2014	2004	120	$29.4	million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	IHM	11/17/2014	1975	180	$33.0	million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	IHM	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	IHM	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	IHM	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	IHM	9/17/2015	1998	136	$45.1	million	$336,194	$20.9	million
Hilton Garden Inn Portsmouth	Portsmouth, NH	IHM	9/20/2017	2006	131	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	IHM	11/15/2017	2014	96	$20.2	million	$210,417	—
Embassy Suites Springfield	Springfield, VA	IHM	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	IHM	8/27/2018	2018	96	$20.8	million	$216,667	—
Dallas DT Courtyard	Dallas, TX	IHM	12/5/2018	2018	167	$49.0	million	$293,413	—

Total					6,092	$1,460.6 million		$236,169	$497.0 million

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

Item 3. Legal Proceedings

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in several class action lawsuits pending in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaint alleges various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. As of December 31, 2019, included in accounts payable and accrued expenses is $0.1 million which represents an estimate of the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. Settlement agreements have been negotiated and currently await approval by the applicable courts. As of December 31, 2019, included in accounts payable and accrued expenses is $0.6 million which represents an estimate of the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT".

Shareholder Information

On December 31, 2019, there were 365 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2014 to the NYSE closing price per share on December 31, 2019 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2014 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index, (iii) the NAREIT All Equity REIT Index and (iv) the NAREIT Lodging/Resorts Index. The total return values include any dividends paid during the period.

	Value of initial investment at December 31, 2014	Value of initial investment at December 31, 2015	Value of initial investment at December 31, 2016	Value of initial investment at December 31, 2017	Value of initial investment at December 31, 2018	Value of initial investment at December 31, 2019
Chatham Lodging Trust	$100.00	$74.09	$79.55	$93.90	$77.89	$86.68
Russell 2000 Index	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
FTSE NAREIT All Equity REIT Index	$100.00	$102.29	$111.79	$122.14	$117.14	$150.01
FTSE NAREIT Lodging/Resorts Index	$100.00	$75.58	$93.98	$100.71	$87.80	$101.54

$150
$135
$120
$105
$90
$75
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
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

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its common shares for the years ended December 31, 2019 and 2018, respectively:

	2019		2018
Common shares:
Ordinary income	$1.0164	77.0%	$1.1448	86.7%
Return of capital	0.3036	23.0%	0.1752	13.3%
Total	$1.32	100%	$1.32	100%

Equity Compensation Plan Information

  The following table provides information, as of December 31, 2019, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 12 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	1,150,806
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,150,806
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

Sale of Unregistered Securities

None.
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2019 and 2018, respectively, related to such repurchases.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$328,328	$324,230	$301,844	$295,871	$276,950

Hotel operating expenses	174,251	170,562	155,679	148,777	136,994
Depreciation and amortization	51,505	48,169	46,292	48,775	48,981
Impairment loss	—	—	6,663	—	—
Property taxes, ground rent and insurance	24,717	23,678	20,916	21,564	18,581
General and administrative	14,077	14,120	12,825	11,119	11,677
Other charges	1,441	3,806	523	510	1,451
Reimbursed costs from unconsolidated real estate entities	5,670	5,743	5,908	6,190	3,743
Total operating expenses	271,661	266,078	248,806	236,935	221,427
Operating income before gain (loss) on sale of hotel property	56,667	58,152	53,038	58,936	55,523
Interest and other income	190	462	30	51	264
Interest expense, including amortization of deferred fees	(28,247)	(26,878)	(27,901)	(28,297)	(27,924)
Loss on early extinguishment of debt	—	—	—	(4)	(412)
Gain (loss) on sale of hotel property	(3,282)	(18)	3,327	3,327	—
Income (loss) from unconsolidated real estate entities	(6,448)	(876)	1,582	718	2,411
Net gain (loss) from remeasurement and sales of investment in unconsolidated real estate entities	—	—	—	(10)	3,576
Income before income tax benefit (expense)	18,880	30,842	30,076	34,721	33,438
Income tax benefit (expense)	—	28	(396)	301	(260)
Net income	$18,880	$30,870	$29,680	$35,022	$33,178
Net income attributable to non-controlling interest	(177)	(229)	(202)	(212)	(212)
Net income attributable to common shareholders	$18,703	$30,641	$29,478	$34,810	$32,966

Income per Common Share - Basic:
Net income attributable to common shareholders	$0.39	$0.66	$0.73	$0.82	$0.87
Income per Common Share - Diluted:
Net income attributable to common shareholders	$0.39	$0.66	$0.73	$0.81	$0.86
Weighted average number of common shares outstanding:
Basic	46,788,784	46,073,515	39,859,143	38,299,067	37,917,871
Diluted	47,023,280	46,243,660	40,112,266	38,482,875	38,322,285

Other Data:
Net cash provided by operating activities	86,234	86,215	86,689	87,669	81,842
Net cash used in investing activities	(44,575)	(96,401)	(158,411)	(15,268)	(182,363)
Net cash provided by (used in) financing activities	(53,814)	6,024	71,171	(75,509)	106,480
Cash dividends declared per common share	1.32	1.32	1.30	1.30	1.28

	As of	As of	As of	As of	As of
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)

Balance Sheet Data:
Investment in hotel properties, net	$1,347,116	$1,373,773	$1,320,082	$1,233,094	$1,258,452
Investment in hotel properties under development	20,496	—	—
Cash and cash equivalents	6,620	7,192	9,333	12,118	21,036
Restricted cash	13,562	25,145	27,166	25,083	19,273
Investment in unconsolidated real estate entities	17,969	21,545	24,389	20,424	23,618
Right of use asset	21,270	—	—	—	—
Hotel receivables (net of allowance for doubtful accounts)	4,626	4,495	4,047	4,389	4,433
Deferred costs, net	4,271	5,070	4,646	4,642	5,365
Prepaid expenses and other assets	2,615	2,431	2,523	2,778	5,052
Deferred tax asset, net	29	58	30	426	—
Total assets	$1,438,574	$1,439,709	$1,392,216	$1,302,954	$1,337,229

Mortgage debt, net	$495,465	$501,782	$506,316	$530,323	$539,623
Revolving credit facility	90,000	81,500	32,000	52,500	65,580
Accounts payable and accrued expenses	33,012	33,692	31,692	27,782	25,100
Distributions in excess of investments of unconsolidated real estate entities	15,214	9,650	6,582	6,017	2,703
Lease liability	23,717	—	—	—	—
Distributions payable	6,142	5,667	5,846	4,742	7,221
Total liabilities	663,550	632,291	582,436	621,364	640,227
Total shareholders’ equity	762,377	797,466	803,162	676,742	692,871
Noncontrolling Interest in Operating Partnership	12,647	9,952	6,618	4,848	4,131
Total liabilities and equity	$1,438,574	$1,439,709	$1,392,216	$1,302,954	$1,337,229

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
As of December 31, 2019, the Company owned 40 hotels with an aggregate of 6,092 rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs" which refers collectively to the NewINK JV and the Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease each of the Company's wholly owned hotels to a taxable REIT subsidiary lessee (“TRS Lessee”), which is wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in the 46 NewINK JV hotels and (ii) 10.0% interest in the 48 Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns or owned as applicable, noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2019, Island Hospitality Management Inc. (“IHM”), which is 52.5% owned by Mr. Fisher, managed all 40 of the Company’s wholly owned hotels. As of December 31, 2019, all of the NewINK JV hotels were managed by IHM. As of December 31, 2019, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").
Key Indicators of Operating Performance and Financial Condition
We measure financial condition and hotel operating performance by evaluating non-financial and financial metrics and measures such as:

•Average Daily Rate (“ADR”), which is the quotient of room revenue divided by total rooms sold,
•Occupancy, which is the quotient of total rooms sold divided by total rooms available,
•Revenue Per Available Room (“RevPAR”), which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue,
•Funds From Operations (“FFO”),
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.
Results of Operations
Industry outlook

We believe that the lodging industry’s performance is correlated to the performance of the economy overall, and specifically key economic indicators such as GDP growth, employment trends, corporate travel and corporate profits. Lodging industry performance is also impacted by room supply growth, which is currently elevated in the Upscale segment in which most of our hotels operate. Overall U.S. room supply increased 2.0% in 2019, but supply in the Upscale segment increased by 4.9% in 2019. Smith Travel Research is projecting U.S. hotel supply growth to increase to 1.9% in 2020. Continued supply growth could negatively impact RevPAR growth. We are currently projecting 2020 RevPAR change of -1.25% to +0.25% as compared to 2019.
Comparison of the year ended December 31, 2019 (“2019”) to the year ended December 31, 2018 (“2018”)

The section below provides a comparative discussion of our consolidated results of operations between fiscal 2019 and 2018. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for comparative a discussion of our consolidated results of operations between fiscal 2018 and fiscal 2017.

Results of operations for the year ended December 31, 2019 include the operating activities of our 40 wholly owned hotels that were owned for the entire period, partial period results for two hotels which were sold during the period, and our investments in the NewINK JV and Inland JV. We sold one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. We acquired the Residence Inn by Marriott Summerville, SC on August 27, 2018 and the Courtyard by Marriott Dallas Downtown, TX on December 5, 2018. Accordingly, the comparisons below are influenced by these dispositions and acquisitions.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2019	December 31, 2018	% Change
Room	$296,267	$295,897	0.1%
Food and beverage	9,824	8,880	10.6%
Other	16,567	13,710	20.8%
Cost reimbursements from unconsolidated real estate entities	5,670	5,743	(1.3)%
Total revenue	$328,328	$324,230	1.3%
Total revenue increased $4.1 million to $328.3 million for the year ended December 31, 2019 compared to total revenue of $324.2 million for the 2018 period. Total revenue related to the two hotels acquired during 2018 contributed $10.3 million of the increase, offset by a decrease of $3.2 million for the two hotels sold in 2019, with the 38 comparable hotels owned by the Company throughout the 2019 and 2018 periods down $3.0 million. Since our hotels are primarily select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.2% and 91.3%, respectively, of total revenue for the years ended December 31, 2019 and December 31, 2018. Room revenue was $296.3 million and $295.9 million for the years ended December 31, 2019 and 2018, respectively, the two hotels acquired during 2018 contributed $8.8 million of the increase, offset by a decrease of $2.9 million for the two hotels sold in 2019, with the 38 comparable hotels owned by the Company throughout the 2019 and 2018 periods down $5.5 million or 1.8%.
Food and beverage revenue was $9.8 million and $8.9 million for the years ended December 31, 2019 and 2018. Food and beverage revenue related to the hotels acquired in 2018 contributed $0.8 million of the increase.
Other revenue comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $2.9 million for the year ended December 31, 2019. Hotels acquired in 2018 contributed $0.7 million to the increase and the increase for the 38 comparable hotels related primarily to miscellaneous room revenue, restaurant lease income and parking.
Cost reimbursements from unconsolidated real estate entities, comprised of payroll costs at the JVs and Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $5.7 million and $5.7 million respectively, for the years ended December 31, 2019 and 2018. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, industry RevPAR for the years ended December 31, 2019 and 2018 increased 0.9% and 2.9%, respectively, as compared to the years ended December 31, 2018 and 2017. RevPAR at our 40 wholly owned hotels decreased 1.6% in 2019 and increased 0.9% in 2018 as compared to the respective prior year periods primarily due to lower growth in the upscale segment in which most of our hotels operate and lower growth in our specific markets primarily due to new supply.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of December 31, 2019 and that have been in operation for a full year regardless of ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the years ended December 31,
	2019		2018		Percentage Change
	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (42 hotels)
Occupancy	80.2%	80.1%	80.4%	80.1%	(0.3)%	—%
ADR	$166.47	$165.01	$168.66	$166.51	(1.3)%	(0.9)%
RevPAR	$133.47	$131.77	$135.59	$133.37	(1.6)%	(1.2)%
Same property RevPAR decreased 1.6% due to a decrease in occupancy of 0.3% and a decrease in ADR of 1.3%.

Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2019	December 31, 2018	% Change
Hotel operating expenses:
Room	$65,270	$63,877	2.2%
Food and beverage expense	8,396	7,312	14.8%
Telephone expense	1,638	1,766	(7.2)%
Other expense	4,039	3,296	22.5%
General and administrative	25,641	25,567	0.3%
Franchise and marketing fees	25,850	24,864	4.0%
Advertising and promotions	6,043	6,227	(3.0)%
Utilities	10,867	10,835	0.3%
Repairs and maintenance	14,321	14,710	(2.6)%
Management fees	10,822	10,754	0.6%
Insurance	1,364	1,354	0.7%
Total hotel operating expenses	$174,251	$170,562	2.2%

Hotel operating expenses increased $3.7 million, or 2.2% to $174.3 million for the year ended December 31, 2019 from $170.6 million for the year ended December 31, 2018. The increase in total hotel operating expenses attributable to the two hotels acquired in 2018 was $5.3 million, offset by a decrease of $1.9 million for the two hotels sold in 2019, while the 38 comparable hotels owned by the Company throughout the 2019 and 2018 periods increased $0.3 million.
Room expenses, which are the most significant component of hotel operating expenses, increased $1.4 million from$63.9 million in 2018 to $65.3 million in 2019. Total room expenses attributable to the two hotels acquired in 2018 was $1.6 million, offset by a decrease of $0.7 million for the two hotels sold in 2019, while 38 comparable hotels owned by the Company throughout the 2019 and 2018 periods increased $0.5 million. The increase in rooms expense at the 38 comparable hotels was due primarily to increased labor costs.
The remaining hotel operating expenses increased $2.3 million, or 2.2%, from $106.7 million in 2018 to $109.0 million in 2019. The increase attributable to the two hotels acquired in 2018 was $3.7 million, offset by a decrease of $1.2 million for the two hotels sold in 2019, the while 38 comparable hotels owned by the Company throughout the 2019 and 2018 periods decreased $0.2 million.
Depreciation and Amortization

Depreciation and amortization expense increased $3.3 million from $48.2 million for the year ended December 31, 2018 to $51.5 million for the year ended December 31, 2019. The increase attributable to the two hotels acquired in 2018 was $2.1 million, offset by a reduction of $0.4 million from the sale of the two hotels in 2019 and an increase at the 38 comparable hotels owned by us throughout the 2019 and 2018 periods of $1.6 million due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $1.0 million from $23.7 million for the year ended December 31, 2018 to $24.7 million for the year ended December 31, 2019. The increase related to the two hotels acquired in 2018 was $1.3 million, offset by a reduction of $0.3 million from the two hotels sold in 2019.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $4.7 million and $4.2 million for the years ended December 31, 2019 and 2018, respectively) decreased $0.5 million, or 5%, to $9.4 million in 2019 from $9.9 million in 2018, with the decrease primarily due to franchise taxes.

Other Charges

Other charges decreased from $3.8 million for the year ended December 31, 2018 to $1.4 million for the year ended December 31, 2019. The 2018 costs primarily consisted of the write off of previous expenditures related to previously planned expansions at several of our Silicon Valley hotels. The Company has decided not to continue with these expansions at this time and has expensed the costs associated with the planning of these expansions. The 2019 costs primarily consist of insurance deductibles and the Company's share of expense related to a class action lawsuit in California (See Legal Proceedings in Part I).

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursed costs from unconsolidated real estate entities, comprised of corporate payroll and office rent costs of the NewINK JV and Inland JV and Castleblack which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $5.7 million and $5.7 million for the years ended December 31, 2019 and 2018, respectively. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Loss on Sale of Hotel Property

Loss on the sale of hotel property increased $3.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the sales of the Courtyard Altoona, PA on May 7, 2019 and the SpringHill Suites Washington, PA on May 15, 2019 and no comparable loss in 2018.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased from $462.0 thousand for the year ended December 31, 2018 to $190.0 thousand for the year ended December 31, 2019. The decrease is primarily related to fees received for services provided to Castleblack, which is 97.5% owned by CLNY and 2.5% owned by Mr. Fisher.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $1.3 million, or 4.8%, from $26.9 million for the year ended December 31, 2018 to $28.2 million for the year ended December 31, 2019. Interest expense is comprised of the following (dollars in thousands):

	Year ended
	December 31, 2019	December 31, 2018	% Change
Mortgage debt interest	$23,652	$23,911	(1.1)%
Credit facility interest	3,106	1,321	135.1%
Other fees	569	735	(22.6)%
Amortization of deferred financing costs	920	911	1.0%
Total	$28,247	$26,878	5.1%

The increase in interest expense for the year ended December 31, 2019 as compared to year ended December 31, 2018 is primarily due to an increase in the interest expense on the Company's senior unsecured revolving credit facility due to an increase in utilization of the credit facility for the year ended December 31, 2019 as compared to year ended December 31, 2018.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities increased $5.5 million from a loss of $0.9 million for the year ended December 31, 2018 to a loss of $6.4 million for the year ended December 31, 2019. The increase is due primarily to impairments recorded at three NewINK JV hotels and one Inland JV hotel in the year ended December 31, 2019.

Income Tax Benefit

Income tax benefit changed from a benefit of $28.0 thousand for the year ended December 31, 2018 to zero for the year ended December 31, 2019. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company's TRS is expecting taxable losses in 2020 and recognizes a full valuation allowance equal to 100% of the net deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these net deferred tax assets.

Net Income

Net income was $18.9 million for the year ended December 31, 2019, compared to net income of $30.9 million for the year ended December 31, 2018. The decrease in our net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share data):

	For the year ended
	December 31,
	2019	2018	2017
Funds From Operations (“FFO”):
Net income	$18,880	$30,870	$29,680
Loss (gain) on sale of hotel property	3,282	18	(3,327)
Loss on the sale of assets within unconsolidated real estate entities	219	—	—
Depreciation	51,258	47,932	46,060
Impairment loss	—	—	6,663
Impairment loss from unconsolidated real estate entities	4,197	—	—
Adjustments for unconsolidated real estate entity items	7,493	6,992	6,600
FFO attributed to common share and unit holders	85,329	85,812	85,676
Other charges	1,441	3,806	523
Adjustments for unconsolidated real estate entity items	1,028	1,078	96
Adjusted FFO attributed to common share and unit holders	$87,798	$90,696	86,295
Weighted average number of common shares and units
Basic	47,238,309	46,428,387	40,138,856
Diluted	47,472,805	46,598,532	40,391,978

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
We also present Adjusted EBITDA which includes additional adjustments for items such as other charges, gains or losses on extinguishment of indebtedness, transaction costs, amortization of share-based compensation and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor's understanding of our performance.

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended
	December 31,
	2019	2018	2017
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$18,880	$30,870	$29,680
Interest expense	28,247	26,878	27,901
Income tax (benefit) expense	—	(28)	396
Depreciation and amortization	51,505	48,169	46,292
Adjustments for unconsolidated real estate entity items	18,214	16,495	14,650
EBITDA	116,846	122,384	118,919
Impairment loss	—	—	6,663
Impairment loss from unconsolidated real estate entities	4,197	—	—
Loss (gain) on sale of hotel property	3,282	18	(3,327)
Loss on the sale of assets within unconsolidated real estate entities	219	—	—
EBITDAre	124,544	122,402	122,255
Other charges	1,441	3,806	523
Adjustments for unconsolidated real estate entity items	293	1,081	136
Share based compensation	4,719	4,210	3,784
Adjusted EBITDA	$130,997	$131,499	$126,698

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

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2019, 2018 and 2017 (in thousands):

		For the year ended
		December 31,
		2019	2018	2017
Net income		18,880	30,870	29,680
Add:	Interest expense	28,247	26,878	27,901
	Income tax expense	—	—	396
	Depreciation and amortization	51,505	48,169	46,292
	Corporate general and administrative	14,077	14,120	12,825
	Other charges	1,441	3,806	523
	Impairment loss	—	—	6,663
	Loss from unconsolidated real estate entities	6,448	876	—
	Loss on sale of hotel property	3,282	18	—
Less:	Interest and other income	(190)	(462)	(30)
	Gain on sale of hotel property	—	—	(3,327)
	Income from unconsolidated real estate entities	—	—	(1,582)
	Income tax benefit	—	(28)	—

Adjusted Hotel EBITDA		$123,690	$124,247	$119,341

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
As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $6.6 million and $7.2 million, respectively. Additionally, we had $160.0 million available under our $250.0 million senior unsecured revolving credit facility as of December 31, 2019.
For the year ended December 31, 2019, net cash flows provided by operations were $86.2 million, driven by net income of $18.9 million and by $66.8 million of non-cash items, including $52.4 million of depreciation and amortization and $4.7 million of share-based compensation expense, $3.3 million of loss on the sale of hotels and losses of $6.4 million from unconsolidated real estate entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.5 million. Net cash flows used in investing activities were $44.6 million, primarily related to capital improvements on our 40 wholly owned hotels of $35.9 million, $12.2 million related to the development of a new hotel and the purchase of a parcel of land for $8.2 million, offset by proceeds from the sale of the Altoona and Washington, PA hotels of $9.0 million and distributions of $2.7 million received from unconsolidated real estate entities. Net cash flows used by financing activities were $53.8 million, comprised of $7.3 million of common equity proceeds raised through sales under our ATM Plans and New DRSPP, net borrowings on our unsecured credit facility of $8.5 million, offset by principal payments or payoffs on mortgage debt of $6.7 million, payments of deferred financing and offering costs of $0.2 million, and distributions to shareholders and LTIP unit holders of $62.7 million.
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
We have maintained a monthly dividend of $0.11 per share and LTIP unit since March 2016. On January 31, 2020, we paid an aggregate of $5.2 million in dividends on our common shares and distributions on our LTIP units attributable to the December 2019 monthly dividend.
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2019, our leverage ratio was approximately 34.1 percent, which decreased from 34.7 percent at December 31, 2018 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. At December 31, 2019, we had total debt of $586.9 million at an average rate of approximately 4.6%. Our debt coverage ratios currently are favorable and we are comfortable in this leverage range and believe we have the capacity and flexibility to take advantage of acquisition opportunities as they arise. We intend to continue to fund our investments with a prudent balance of debt and equity. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2019 and 2018, we had $90.0 million and $81.5 million, respectively, in outstanding borrowings under our senior unsecured revolving credit facility. At December 31, 2019, the maximum borrowing availability under our senior unsecured revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $496.9 million and $503.6 million at December 31, 2019 and 2018, respectively.
Our senior unsecured credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the senior unsecured revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2019.
On March 8, 2018, we refinanced our senior unsecured credit facility with a new facility having a maturity date in March 2023, which includes the option to extend the maturity by an additional year, and replaces our previous $250 million senior unsecured credit facility that was scheduled to mature in 2020. At December 31, 2019, based on our current leverage level, the borrowing cost under the facility is LIBOR plus 1.65 percent. We were in compliance with all financial covenants at December 31, 2019.

In January 2014, we established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior expiring program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2019, we issued 259,954 shares under the New DRSPP at a weighted average price of $20.09, which generated $5.2 million of proceeds. As of December 31, 2019 and December 31, 2018, respectively, we had issued 1,768,000 and 1,508,046 shares under the DRSPPs at a weighted average price of $21.33 and $21.55 per share, respectively. As of December 31, 2019, there were common shares having a maximum aggregate sales price of approximately $27.9 million available for issuance under the New DRSPP.
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. ("Barclays"), Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the year ended December 31, 2019, we issued 103,590 shares under the ATM Plan at a weighted average price of $20.05, which generated $2.1 million of proceeds. As of December 31, 2019 and December 31, 2018, respectively, we had issued 2,602,260 and 2,498,670 shares under the ATM Plans at a weighted average price of $21.76 and $21.83 per share, respectively, in addition to the offerings discussed above. As of December 31, 2019, there were common shares having a maximum aggregate sales price of approximately $90.4 million available for issuance under the ATM Plan.
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
For the years ended December 31, 2019 and 2018, we invested approximately $35.9 million and $31.4 million, respectively, on capital projects in our hotels. We expect to invest approximately $22.9 million on renovations, discretionary and emergency expenditures on our existing hotels in 2020, including improvements required under any brand PIP.
We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect the total development costs for construction of the hotel to be approximately $65.0 million, which includes the cost of the land. We have incurred $20.5 million of costs to date, which included $6.6 million of the land acquisition costs and $13.9 million of other development costs. We reclassified the $6.6 million of land acquisition costs from Land to Hotel Properties Under Development during the year ended December 31, 2019 in conjunction with our development activities.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risks Related to Our Business” and Note 15, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K. See also Item 13 of this Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2019 other than non-recourse debt associated with the NewINK JV and Inland JV as discussed below.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2019, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$5,806	$812	$1,684	$1,770	$1,540
Revolving credit facility, including interest (2)	99,518	4,359	95,159	—	—
Ground leases	73,457	1,215	2,438	2,438	67,366
Property loans, including interest (2)	572,968	32,571	76,916	447,550	15,931
Total	$751,749	$38,957	$176,197	$451,758	$84,837
1.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

2.Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after December 31, 2019. Interest payments are based on the interest rate in effect as of December 31, 2019. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans.
In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels. The table above also does not include $22.9 million that we expect to invest on renovations, discretionary and emergency capital expenditures on our existing hotels in 2020, or $44.5 million of estimated remaining costs associated with our Los Angeles hotel development. Our contracts associated with these planned capital expenditures contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
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
Our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When these conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2017, the Company incurred an impairment loss on its Washington SHS, PA hotel. For the years ended December 31, 2019 and 2018 there were no impairment losses.

For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2019, we had no hotel properties held for sale.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2019 and 2018, we had no JVs that were impaired.

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
Recently Issued Accounting Standards

On January 1, 2019, the Company adopted accounting guidance under Accounting Standards Codification (ASU) 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We adopted the new accounting guidance on January 1, 2019 and applied it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we applied the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we recognized lease liabilities of $25.7 million with corresponding right-of use assets of $23.1 million on our consolidated balance sheet as of January 1, 2019.

On January 1, 2018, the Company adopted accounting guidance under 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. The Company has certain cash payments and receipts related to debt extinguishment that are affected by the new standard. The Company has historically classified distributions received from equity method investments under the cumulative earnings approach. As such, there was no impact due to application of the new guidance. The Company applied the new guidance on a retrospective basis.

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

On January 5, 2017, the FASB issued ASU 2017-01 ("ASU 2017-01"), Definition of a Business, which resulted in more acquisitions being accounted for as asset acquisitions across all industries, particularly real estate, pharmaceutical and oil and gas. Application of the changes also affect the accounting for disposal transactions. The changes to the definition of a business resulted in more of the Company's property acquisitions qualifying as asset acquisitions, which permits capitalization of acquisition costs. This standard was effective for public business entities with a calendar year end in 2018 and all other entities have an additional year to adopt. The Company adopted this guidance as of 2017. The adoption did not have a material impact on our consolidated financial statements.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2019 and December 31, 2018 was $501.5 million and $489.0 million, respectively.
At December 31, 2019, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2019 that are sensitive to changes in interest rates (dollars in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Floating rate:
Debt	—	—	90,000	—	—	—	$90,000	$90,000
Average interest rate (1)	—	—	4.31%	$—	—	—	4.31%
Fixed rate:
Debt	$9,536	$21,979	$9,954	$143,084	$296,387	$15,920	$496,860	$501,481
Average interest rate	4.68%	5.26%	4.63%	4.66%	4.64%	4.25%	4.66%
3.Weighted average interest rate based on borrowings at LIBOR of 1.80% plus a margin of 1.65% and a prime rate of 4.75% plus a margin of 0.65% at December 31, 2019.
We estimate that a hypothetical 100 basis point increase in the variable interest rate would result in additional interest expense of approximately $0.9 million annually. This assumes that the amount outstanding under our floating rate debt remains$90.0 million, the balance as of December 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 13, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 13, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020
Annual Meeting of Shareholders to be held on May 13, 2020.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020
Annual Meeting of Shareholders to be held on May 13, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020
Annual Meeting of Shareholders to be held on May 13, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-7

2.  Financial Statement Schedules

The following financial statement schedule is included herein at page F-40:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2019

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(12)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(1)

4.1	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (2)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(12)

10.3*	Employment Agreement between Chatham Lodging Trust and Peter Willis(12)

10.4*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(12)

10.5*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(3)

10.6*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015(4)

10.7*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(4)

10.8*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(5)

10.9*	Form of LTIP Unit Vesting Agreement(5)

10.10*	Form of Share Award Agreement for Trustees(5)

10.11*	Form of Share Award Agreement for Officers(6)

10.12*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(7)

10.13*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Jeffrey Fisher (Outperformance Plan) (8)

10.14*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Dennis Craven (Outperformance Plan) (8)

10.15*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Peter Willis (Outperformance Plan) (8)

10.16	Agreement of Limited Partnership of Chatham Lodging, L.P.(5)

10.17	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(7)

10.18	Form of IHM Hotel Management Agreement(5)

10.19	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.(9)

10.20
Second Amended and Restated Limited Liability Company Agreement of INK Acquisition III, LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.(9)

10.21	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(9)

10.22	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(10)

10.23	Limited Liability Company Agreement of IHP I OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(10)

10.24	Amended and Restated Credit Agreement, dated as of March 8, 2018, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent.

10.25*	Form of 2016 Time-Based LTIP Unit Award Agreement(12)

10.26*	Form of 2016 Performance-Based LTIP Unit Award Agreement(12)

10.27*	Form of 2017 Time-Based LTIP Unit Award Agreement(13)

10.28*	Form of 2017 Performance-Based LTIP Unit Award Agreement(13)

10.29	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co.(14)

10.30	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Barclays Capital Inc.(14)

10.31	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and BTIG, LLC(14)

10.32	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Citigroup Global Markets Inc(14)

10.33	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Robert W. Baird & Co. Incorporated(14)

10.34	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Stifel, Nicolaus & Company, Incorporated(14)

10.35	Sales Agreement, dated December 28, 2017, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Wells Fargo Securities(14)

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent to include Report on Financial Statements of Chatham Lodging Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document

* Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

** Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements.

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

CHATHAM LODGING TRUST

Dated:	February 26, 2020	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2020
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Jeremy B. Wegner

/s/ EDWIN B. BREWER, JR.	Trustee	February 26, 2020
Edwin B. Brewer, Jr.

/s/ THOMAS J. CROCKER	Trustee	February 26, 2020
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	February 26, 2020
Jack P. DeBoer

/s/ MARY ELIZABETH HIGGINS	Trustee	February 26, 2020
Mary Elizabeth Higgins

/s/ ROBERT PERLMUTTER	Trustee	February 26, 2020
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 26, 2020
Rolf E. Ruhfus

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Investment in Hotel Properties

As described in Note 2 and Note 5 to the consolidated financial statements, as of December 31, 2019 the Company had a net investment in hotel properties of $1.3 billion. Management periodically reviews hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review by management include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized.

The principal considerations for our determination that performing procedures relating to the impairment of investment in hotel properties is a critical audit matter are there was significant judgment by management when developing the undiscounted future cash flows of the hotel properties. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s future cash flows and significant assumptions, including annual income and expense growth rates, terminal value capitalization rates, and probability weightings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s hotel properties impairment analysis, including controls over the valuation of the hotel properties. These procedures also included, among others, testing management’s process for developing the undiscounted future cash flows, evaluating the appropriateness of the model, evaluating the completeness of management’s impairment analysis and whether there were any other indicators of impairment that were not considered by management, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the significant assumptions used by management, including the annual income and expense growth rates, terminal value capitalization rates, and probability weightings. Evaluating management’s assumptions related to the annual income and expense growth rates, terminal value capitalization rates, and probability weightings involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, (iii) historical marketing and disposition experience of the Company, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
February 26, 2020

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018

Assets:
Investment in hotel properties, net	$1,347,116	$1,373,773
Investment in hotel properties under development	20,496	—
Cash and cash equivalents	6,620	7,192
Restricted cash	13,562	25,145
Investment in unconsolidated real estate entities	17,969	21,545
Right of use asset, net	21,270	—
Hotel receivables (net of allowance for doubtful accounts of $451 and $264, respectively)	4,626	4,495
Deferred costs, net	4,271	5,070
Prepaid expenses and other assets	2,615	2,431
Deferred tax asset, net	29	58
Total assets	$1,438,574	$1,439,709
Liabilities and Equity:
Mortgage debt, net	$495,465	$501,782
Revolving credit facility	90,000	81,500
Accounts payable and accrued expenses	33,012	33,692
Distributions and losses in excess of investments of unconsolidated real estate entities	15,214	9,650
Lease liability, net	23,717	—
Distributions payable	6,142	5,667
Total liabilities	663,550	632,291
Commitments and contingencies (see note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2019 and 2018	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,928,445 and 46,537,031 shares issued and outstanding at December 31, 2019 and 2018, respectively	469	465
Additional paid-in capital	904,273	896,286
Retained earnings (distributions in excess of retained earnings)	(142,365)	(99,285)
Total shareholders’ equity	762,377	797,466
Noncontrolling Interests:
Noncontrolling interest in operating partnership	12,647	9,952
Total equity	775,024	807,418
Total liabilities and equity	$1,438,574	$1,439,709
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2019	2018	2017
Revenue:
Room	$296,267	$295,897	$278,466
Food and beverage	9,824	8,880	6,255
Other	16,567	13,710	11,215
Cost reimbursements from unconsolidated real estate entities	5,670	5,743	5,908
Total revenue	328,328	324,230	301,844
Expenses:
Hotel operating expenses:
Room	65,270	63,877	59,151
Food and beverage	8,396	7,312	5,342
Telephone	1,638	1,766	1,647
Other hotel operating	4,039	3,296	2,886
General and administrative	25,641	25,567	23,639
Franchise and marketing fees	25,850	24,864	23,247
Advertising and promotions	6,043	6,227	5,380
Utilities	10,867	10,835	9,944
Repairs and maintenance	14,321	14,710	13,317
Management fees	10,822	10,754	9,898
Insurance	1,364	1,354	1,228
Total hotel operating expenses	174,251	170,562	155,679
Depreciation and amortization	51,505	48,169	46,292
Impairment loss	—	—	6,663
Property taxes, ground rent and insurance	24,717	23,678	20,916
General and administrative	14,077	14,120	12,825
Other charges	1,441	3,806	523
Reimbursable costs from unconsolidated real estate entities	5,670	5,743	5,908
Total operating expenses	271,661	266,078	248,806
Operating income before gain (loss) on sale of hotel property	56,667	58,152	53,038
Gain (loss) on sale of hotel property	(3,282)	(18)	3,327
Operating Income	53,385	58,134	56,365
Interest and other income	190	462	30
Interest expense, including amortization of deferred fees	(28,247)	(26,878)	(27,901)
Income (loss) from unconsolidated real estate entities	(6,448)	(876)	1,582
Income before income tax benefit (expense)	18,880	30,842	30,076
Income tax benefit (expense)	—	28	(396)
Net income	18,880	30,870	29,680
Net income attributable to non-controlling interest	(177)	(229)	(202)
Net income attributable to common shareholders	$18,703	$30,641	$29,478
Income per Common Share - Basic:
Net income attributable to common shareholders (Note 11)	$0.39	$0.66	$0.73
Income per Common Share - Diluted:
Net income attributable to common shareholders (Note 11)	$0.39	$0.66	$0.73
Weighted average number of common shares outstanding:
Basic	46,788,784	46,073,515	39,859,143
Diluted	47,023,280	46,243,660	40,112,266
Distributions per common share:	$1.32	$1.32	$1.32
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance January 1, 2017	38,367,014	380	722,019	(45,657)	676,742	4,848	681,590
Issuance of shares pursuant to Equity Incentive Plan	23,980	—	500	—	500	—	500
Issuance of shares, net of offering costs of $2,149	6,979,272	70	148,472	—	148,542	—	148,542
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	815	—	815	2,469	3,284
Dividends declared on common shares ($1.32 per share)	—	—	—	(52,839)	(52,839)	—	(52,839)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(977)	(977)
Reallocation of noncontrolling interest	—	—	(76)	—	(76)	76	—
Net income	—	—	—	29,478	29,478	202	29,680
Balance, December 31, 2017	45,375,266	450	871,730	(69,018)	803,162	6,618	809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $518	1,135,095	15	23,953	—	23,968	—	23,968
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	103	—	103	3,607	3,710
Dividends declared on common shares ($1.32 per share)	—	—	—	(60,908)	(60,908)	—	(60,908)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(1,154)	(1,154)
Forfeited distributions on LTIP units	—	—	—	—	—	652	652
Net income	—	—	—	30,641	30,641	229	30,870
Balance, December 31, 2018	46,537,031	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
Issuance of shares pursuant to Equity Incentive Plan	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $209	363,544	4	7,087	—	7,091	—	7,091
Amortization of share based compensation	—	—	63	—	63	4,206	4,269
Dividends declared on common shares ($1.32 per share)	—	—	—	(61,783)	(61,783)	—	(61,783)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(1,351)	(1,351)
Reallocation of noncontrolling interest	—	—	337	—	337	(337)	—
Net income	—	—	—	18,703	18,703	177	18,880
Balance, December 31, 2019	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$18,880	$30,870	$29,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,258	47,932	46,060
Amortization of deferred franchise fees	247	237	217
Amortization of deferred financing fees included in interest expense	912	902	648
Loss (gain) on sale of hotel property	3,282	18	(3,327)
Impairment loss	—	—	6,663
Loss on write-off of deferred franchise fee	—	—	16
Deferred tax expense (benefit)	29	(28)	396
Share based compensation	4,719	4,210	3,784
Loss (income) from unconsolidated real estate entities	6,448	876	(1,582)
Distributions from unconsolidated entities	—	—	667
Changes in assets and liabilities:
Right of use asset	613	—	—
Hotel receivables	(102)	(437)	353
Deferred costs	(17)	(243)	(935)
Prepaid expenses and other assets	(308)	64	356
Accounts payable and accrued expenses	664	1,814	3,693
Lease liability	(391)	—	—
Net cash provided by operating activities	86,234	86,215	86,689
Cash flows from investing activities:
Improvements and additions to hotel properties	(35,859)	(31,417)	(30,233)
Investment in hotel properties under development	(12,224)	—	—
Acquisition of hotel properties, net of cash acquired	(8,171)	(70,020)	(138,248)
Proceeds from sale of hotel properties, net	8,987	—	12,555
Distributions from unconsolidated entities	2,692	5,036	2,551
Investment in unconsolidated real estate entities	—	—	(5,036)
Net cash used in investing activities	(44,575)	(96,401)	(158,411)
Cash flows from financing activities:
Borrowings on revolving credit facility	74,500	149,000	129,000
Repayments on revolving credit facility	(66,000)	(99,500)	(149,500)
Payments on mortgage debt	(6,695)	(4,899)	(4,160)
Payments of financing costs	(48)	(955)	—
Payment of offering costs	(209)	(518)	(2,149)
Proceeds from issuance of common shares	7,298	24,486	150,691
Forfeited distributions - non vested shares	—	—	(94)
Distributions - common shares/units	(62,660)	(61,590)	(52,617)
Net cash provided by (used in) financing activities	(53,814)	6,024	71,171
Net change in cash, cash equivalents and restricted cash	(12,155)	(4,162)	(551)
Cash, cash equivalents and restricted cash, beginning of period	32,337	36,499	37,050
Cash, cash equivalents and restricted cash, end of period	$20,182	$32,337	$36,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,274	$25,328	$26,541
Capitalized interest	$445	$—	$—
Cash paid for income taxes	$748	$887	$710

Supplemental disclosure of non-cash investing and financing information:
On January 15, 2020, the Company issued 24,516 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2019. On January 16, 2019, the Company issued 27,870 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2018. On January 16, 2018, the Company issued 21,670 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2017.
As of December 31, 2019, the Company had accrued distributions payable of $6.1 million. These distributions were paid on January 31, 2020 except for $0.9 million related to accrued but unpaid distributions on unvested performance based shares (See Note 12). As of December 31, 2018, the Company had accrued distributions payable of $5.7 million. These distributions were paid on January 25, 2019 except for $0.5 million related to accrued but unpaid distributions on unvested performance based shares. As of December 31, 2017, the Company had accrued distributions payable of $5.8 million. These distributions were paid on January 26, 2018 except for $0.8 million related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $0.5 million, $0.5 million and $0.5 million is included in accounts payable and accrued expenses as of December 31, 2019, 2018 and 2017, respectively.
Accrued capital improvements of $3.8 million, $2.4 million and $2.4 million are included in accounts payable and accrued expenses as of December 31, 2019, 2018, and 2017 respectively.
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
As of December 31, 2019, the Company owned 40 hotels with an aggregate of 6,092 (unaudited) rooms located in 15 states and the District of Columbia (unaudited). As of December 31, 2019, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 to acquire 47 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 (unaudited) rooms. We sometimes use the term, "JVs", which refers collectively to the NewINK JV and Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in 46 of the NewINK JV hotels and (ii) 10.0% interest in 48 of the Inland JV hotels. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns a noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2019, Island Hospitality Management Inc. (“IHM”), which is 52.5% owned by Mr. Fisher, managed all 40 of the Company’s wholly owned hotels. As of December 31, 2019, all of the NewINK JV hotels were managed by IHM. As of December 31, 2019, 34 of the Inland JV hotels were managed by IHM and 14 hotels were managed by Marriott International, Inc. ("Marriott").

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
Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable, mortgage debt and revolving credit facility. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for mortgage debt and the revolving credit facility the fair value of which is separately disclosed in Note 7.

Investment in Hotel Properties

The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence. On January 1, 2017, the Company early adopted ASU 2017-01 "Definition of a Business" and all acquisitions since then qualified as an asset acquisition and all such acquisition costs have been capitalized.

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
The Company will periodically review its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2017, the Company incurred an impairment loss on its Washington SHS, PA hotel (See footnote 5). For the years ended December 31, 2019 and 2018, there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on disposal of long-lived assets are met. As of December 31, 2019 and 2018 the Company had no hotel properties held for sale.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2019 and 2018, no NewINK or Inland JV investments were impaired.

The Company will periodically review its NewINK and Inland JV hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2019 the company impaired three hotels in the NewINK JV portfolio and one hotel in the Inland JV portfolio (See Note 6).

The Company evaluates the nature of the distributions from each of its unconsolidated joint ventures in order to classify the distributions as either operating activities or investing activities in the consolidated statements of cash flows. Any cash distribution that is considered to be a distribution of the earnings of the unconsolidated joint venture is presented as an operating activity in the consolidated statements of cash flows. Any cash distribution that is considered to be a return of capital from the unconsolidated joint venture is presented as an investing activity in the consolidated statements of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheets at December 31, 2019 and 2018 is $13.6 million and $25.1 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2019 and 2018, the allowance for doubtful accounts was $0.5 million and $0.3 million, respectively.

Deferred Costs
Deferred costs consist of franchise agreement application fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018

Loan costs	$2,104	$2,057
Franchise fees	4,409	4,471
Other	129	133
	6,642	6,661
Less accumulated amortization	(2,371)	(1,591)
Deferred costs, net	$4,271	$5,070

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2019, 2018 and 2017, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Mortgage debt	$496,860	$503,555
Deferred financing costs	(1,395)	(1,773)
Mortgage debt, net	$495,465	$501,782

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2019, 2018 and 2017, amortization expense related to loan costs of $0.4 million, $0.4 million, $0.1 million, respectively, is included in interest expense in the consolidated statement of operations.

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

The Company leases its wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s taxable REIT subsidiary (a “TRS”) which, in turn is wholly owned by the Operating Partnership. Additionally, the Company indirectly owns its interest in the hotels owned by the NewINK JV (46 hotels) and the Inland JV (48 hotels) through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees in which the Company indirectly owns a noncontrolling interests through its TRS holding company. The TRS is subject to federal and state income taxes and the Company accounts for taxes, where applicable, in accordance with the provisions of FASB Accounting Standards Codification 740 using the asset and liability method which recognizes deferred tax assets and liabilities for future tax consequences arising from differences between financial statement carrying amounts and income tax bases. On December 22, 2017, the Tax Cuts and Jobs Act, "TCJA" was enacted. The TCJA includes a number of changes to the existing U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the TCJA being signed into law, the net deferred tax assets before valuation allowance were reduced by $0.6 million with a corresponding net adjustment to current year tax expense for the remeasurement of the Company’s U.S. net deferred tax assets in 2017. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

As of December 31, 2019, the Company is no longer subject to U.S federal income tax examinations for years before 2016 and with few exceptions to state examinations before 2016.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2019. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.
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

Leases
On January 1, 2019, the Company adopted accounting guidance under Accounting Standards Codification (ASU) 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We adopted the new accounting guidance on January 1, 2019 and applied it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we applied the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we recognized lease liabilities of $25.7 million with corresponding right-of use assets of $23.1 million on our consolidated balance sheet as of January 1, 2019.

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
On January 1, 2018, the Company adopted accounting guidance under 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. The Company has certain cash payments and receipts related to debt extinguishment that are affected by the new standard. The Company has historically classified distributions received from equity method investments under the cumulative earnings approach. As such, there was no impact due to application of the new guidance. The Company applied the new guidance on a retrospective basis.

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

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification. The amendments simplify or eliminate duplicative, overlapping, or outdated disclosure requirements. The amendments also add certain disclosure requirements, such as requiring entities to disclose the current and comparative quarter and year-to-date changes in shareholders' equity for interim periods. The amended rules are effective for reports filed on or after November 5, 2018. However, the SEC issued Compliance & Disclosure Interpretation 105.09 that allows entities to defer the adoption of the new disclosure requirement relating to changes in shareholders' equity for interim periods until the Form 10-Q for the quarterly period that begins after November 5, 2018. The Company adopted the new disclosure requirement relating to changes in shareholders' equity for interim periods on January 1, 2019. Based on the Company's assessment, the adoption of the new disclosures did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements for fair value measurements by removing or modifying some of the disclosures, while also adding new disclosures. The guidance is effective for annual reporting periods beginning after December 15, 2019, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2020. Based on the Company's assessment, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

3. Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Residence Inn Summerville ("RI Summerville") hotel in Summerville, SC for $20.8 million on August 27, 2018, the Dallas Downtown Courtyard ("Dallas DT") hotel in Dallas, TX for $49.0 million on December 5, 2018, the Hilton Garden Inn Portsmouth ("Portsmouth") hotel in Portsmouth, NH for $43.4 million on September 20, 2017, the Courtyard Summerville ("Summerville") hotel in Summerville, SC for $20.2 million on November 15, 2017 and the Embassy Suites Springfield Embassy ("Springfield") hotel in Springfield, VA for $68.1 million on December 6, 2017. The allocation of the purchase price of each of the hotels acquired by the Company, based on the fair value on the date of its acquisition, dollars (in thousands):

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

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. Property acquisition costs of $0.1 million and $0.1 million, respectively, were capitalized in 2019 and 2018.

The amount of revenue and operating income from the hotels acquired in 2018 and 2017 from their respective date of acquisition through December 31, 2019 is as follows (in thousands):

		For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Acquisition Date	Revenue	Operating Income	Revenue	Operating Income
Hilton Garden Inn Portsmouth, NH	9/20/17	$9,660	$3,773	$9,160	$3,629
Courtyard Summerville, SC	11/15/17	3,846	1,302	3,969	1,261
Embassy Suites Springfield, VA	12/6/17	14,284	5,035	13,886	4,887
Residence Inn Summerville, SC	8/27/18	3,645	1,250	875	30
Courtyard Dallas Downtown, TX	12/5/18	7,833	2,479	258	(21)
Total		$39,268	$13,839	$28,148	$9,786

On August 29, 2017, the Company purchased a parcel of land in Los Angeles County, California for $6.5 million and a parcel of land in Silicon Valley, California on July 2, 2019 for $8.1 million.

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

During the years ended December 31, 2019, 2018 and 2017, the Company's consolidated statements of operations included operating income related to the disposed hotels as follows: (in thousands):

	Operating Income
	For the years ended December 31,
	2019	2018	2017
Homewood Suites Carlsbad	$—	$—	$2,791
Courtyard Altoona, PA	$24	$517	$743
SpringHill Suites Washington, PA	$198	$718	$433
Total	$222	$1,235	$3,967

5. Investment in Hotel Properties
Investment in hotel properties, net
Investment in hotel properties, net as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Land and improvements	$296,884	$296,253
Building and improvements	1,216,849	1,214,780
Furniture, fixtures and equipment	81,707	73,411
Renovations in progress	31,589	25,370
	1,627,029	1,609,814
Less: accumulated depreciation	(279,913)	(236,041)
Investment in hotel properties, net	$1,347,116	$1,373,773

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

Investment in hotel properties under development
We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We have incurred $20.5 million of costs to date, which included $6.6 million of the land acquisition costs and $13.9 million of other development costs. We expect the total development costs for construction of the hotel to be approximately $65.0 million, which includes the cost of the land. We reclassified the $6.6 million of land acquisition costs from Land to Hotel Properties Under Development during the year ended December 31, 2019 in conjunction with the commencement of our development activities.
6. Investment in Unconsolidated Entities

On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the operating partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns an 89.7% interest and the Company owns a 10.3% interest in the NewINK JV. The values of NewINK JV assets and liabilities were adjusted to reflect estimated fair market values at the time Colony merged with NorthStar. As of December 31, 2019 and December 31, 2018, the Company's share of partners' capital in the NewINK JV is approximately $40.6 million and $47.5 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $55.8 million and $57.1 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the years ended December 31, 2019 and 2018, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the year ended
	December 31,
	2019	2018
Cash generated from other activities and excess cash	$1,542	$3,186
Total	$1,542	$3,186

On November 17, 2014, the Company acquired a 10.0% interest in Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 90.0% interest in the Inland JV. The values of Inland JV assets and liabilities were adjusted to reflect estimated fair market values at the time Colony merged with NorthStar. As of December 31, 2019 and 2018, the Company's share of partners capital in the Inland JV was approximately $28.4 million and $32.3 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $10.4 million and $10.7 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the Inland JV. During the years ended December 31, 2019 and 2018, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the year ended
	December 31,
	2019	2018
Cash generated from other activities and excess cash	$1,150	$1,850
Total	$1,150	$1,850

On May 9, 2017, the NewINK JV refinanced the $840.0 million loan collateralized by the 47 hotels with a new $850.0 million loan with an interest rate of LIBOR plus a spread of 2.79% and had an initial maturity of June 7, 2019 and three one-year extension options. The NewINK JV exercised the first extension and the maturity was extended to June 7, 2020. On November 7, 2019, the NewINK JV refinanced the $850.0 million loan with a new $855.0 million, non-recourse loan from Morgan Stanley Bank, N.A. JPMorgan Chase Bank, National Association, and Bank of America, N.A. (collectively the "Lender"), collateralized by the 46 hotels. The new loan bears interest at a rate of LIBOR plus a spread of 2.82%, has an initial maturity of November 7, 2021 and five one-year extension options.

On June 9, 2017, the Inland JV refinanced the $817.0 million loan collateralized by the 48 hotels with a new $780.0 million non-recourse loan with Column Financial, Inc. On June 9, 2017, the Company contributed an additional $5.0 million of capital related to its share in the Inland JV to reduce the debt collateralized by the 48 hotels. The new loan bears interest at a rate of LIBOR plus a spread of 3.3%, has an initial maturity of July 9, 2019 and three one-year extension options. The Inland JV exercised the first extension and the maturity was extended to July 7, 2020.

The Company’s ownership interests in the JVs are subject to change in the event that either the Company or CLNY calls for additional capital contributions to the respective JVs necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. In connection with (i) the non-recourse mortgage loan secured by the NewINK JV properties and the related non-recourse mezzanine loans secured by the membership interests in the owners of the NewINK JV properties and (ii)  the non-recourse mortgage loan secured by the Inland JV properties, the Operating Partnership provided the applicable lenders with customary environmental indemnities, as well as guarantees of certain customary non-recourse carveout provisions such as fraud, material and intentional misrepresentations and misapplication of funds.  In some circumstances, such as the bankruptcy of the applicable borrowers, the guarantees are for the full amount of the outstanding debt, but in most circumstances,  the guarantees are capped at 15% of the debt outstanding at the time in question (in the case of the NewINK JV loans) or 20% of the debt outstanding at the time in question (in the case of the Inland JV loans).  In connection with each of the NewINK JV and Inland JV loans, the Operating Partnership has entered into a contribution agreement with its JV partner whereby the JV partner is, in most cases, responsible to cover such JV partner’s pro rata share of any amounts due by the Operating Partnership under the applicable guarantees and environmental indemnities. The Company manages the JVs and will receive a promote interest in each applicable JV if it meets certain return thresholds for such JV. CLNY may also approve certain actions by the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.
The Company's investments in the NewInk JV and the Inland JV are $(15.2) million and $18.0 million, respectively, at December 31, 2019. The following tables sets forth the total assets, liabilities, equity and components of net income (loss), including the Company's share, related to all JVs for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Balance Sheet
	December 31, 2019	December 31, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$2,221,718	$2,309,396	$2,363,726
Other assets	104,560	118,600	130,910
Total Assets	$2,326,278	$2,427,996	$2,494,636

Liabilities
Mortgages and notes payable, net	$1,612,217	$1,606,334	$1,597,351
Other Liabilities	34,948	37,051	38,773
Total Liabilities	1,647,165	1,643,385	1,636,124

Equity
Chatham Lodging Trust	69,008	79,744	87,326
Joint Venture Partner	610,105	704,867	771,186
Total Equity	679,113	784,611	858,512
Total Liabilities and Equity	$2,326,278	$2,427,996	$2,494,636

	For the year ended
	December 31,
	2019	2018	2017
Revenue	$496,485	$498,507	$487,174
Total hotel operating expenses	329,879	329,756	294,280
Hotel operating income	$166,606	$168,751	$192,894
Impairment loss	$41,132	$—	$—
Net loss from continuing operations	$(76,869)	$(24,400)	$(107)
Loss on sale of hotels	$(2,129)	$—	$—
Net loss	$(78,998)	$(24,400)	$(107)

(Loss) income allocable to the Company	$(8,044)	$(2,472)	$7
Basis difference adjustment	$1,596	$1,596	$1,575
Total (loss) income from unconsolidated real estate entities attributable to Chatham	$(6,448)	$(876)	$1,582

7. Debt
The Company's mortgage loans and its senior unsecured revolving credit facility are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	12/31/19 Property Carrying Value	Balance Outstanding as of
				December 31, 2019	December 31, 2018
Senior Unsecured Revolving Credit Facility (1)	4.31%	March 8, 2022	$—	$90,000	$81,500
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	18,756	12,936	13,361
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,939	27,272	27,885
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,914	15,563	15,916
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	32,006	21,291	21,782
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	31,158	17,559	17,976
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	34,941	21,520	21,989
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	64,015	43,857	44,680
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	38,793	32,053	32,620
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	79,377	64,406	64,800
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	85,006	70,270	70,700
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	64,718	48,305	48,600
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	52,677	37,670	37,900
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	34,567	29,817	30,000
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	39,200	20,931	21,355
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	13,956	15,693	15,965
Hampton Inn & Suites Houston Medical Cntr., TX	4.25%	January 6, 2025	16,410	17,717	18,026
Total debt before unamortized debt issue costs			$680,433	$586,860	$585,055
Unamortized mortgage debt issue costs				(1,395)	(1,773)
Total debt outstanding				585,465	583,282

1. The interest rate for the senior unsecured revolving credit facility is variable and based on LIBOR plus an applicable margin ranging from 1.55% to 2.3%, or prime plus an applicable margin of 0.55% to 1.3%.

On March 8, 2018, we refinanced our senior unsecured credit facility that was scheduled to mature in 2020 with a new facility having a maturity date in March 2023, which includes the option to extend the maturity by an additional year. Borrowing costs have been reduced by 0 to 15 basis points from comparable leverage-based pricing levels in our previous credit facility. At December 31, 2019 current leverage level, the borrowing cost under the new facility is LIBOR plus 1.65 percent. We were in compliance with all financial covenants at December 31, 2019.
At December 31, 2019 and 2018, the Company had $90.0 million and $81.5 million, respectively, of outstanding borrowings under its senior unsecured revolving credit facility. At December 31, 2019, the maximum borrowing availability under the senior unsecured revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2019 and 2018 was $501.5 million and $489.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2019, the Company’s only variable rate debt is under its senior unsecured revolving credit facility. The estimated fair value of the Company’s variable rate debt as of December 31, 2019 and 2018 was $90 million and $81.5 million, respectively.
As of December 31, 2019, the Company was in compliance with all of its financial covenants. At December 31, 2019, the Company’s consolidated fixed charge coverage ratio was 3.0 and the bank covenant is 1.5. Future scheduled principal payments of debt obligations as of December 31, 2019, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2020	$9,536
2021	21,979
2022	99,954
2023	143,084
2024	296,387
Thereafter	15,920
Total debt before unamortized debt issue costs	$586,860
Unamortized mortgage debt issue costs	(1,395)
Total debt outstanding	$585,465

8. Income Taxes
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2019	2018	2017
Current:
Federal	$(29)	$—	$—
State	—	—	—
Current tax expense (benefit)	$(29)	$—	$—

Deferred:
Federal	29	(28)	350
State	—	—	46
Deferred tax expense (benefit)	29	(28)	396
Total tax expense (benefit)	$—	$(28)	$396

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2019	2018	2017
Book loss before income taxes of the TRS	$(8,167)	$(6,040)	$(4,261)

Statutory rate of 21% for 2018 and after and 34% for prior years applied to pre-tax income	$(1,715)	$(1,268)	$(1,449)
Effect of state and local income taxes, net of federal tax benefit	(347)	(200)	(108)
Tax reform impact	—	—	644
Provision to return adjustment	—	—	5
Permanent adjustments	8	12	13
Change in valuation allowance	2,100	1,456	1,289
Valuation allowance release	—	(28)	—
Other	(46)	—	2
Total income tax (benefit) expense	$—	$(28)	$396

Effective tax rate	—%	0.46%	(9.29)%

On December 22, 2017, the TCJA was enacted. The TCJA includes a number of changes to the existing U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the TCJA being signed into law, the net deferred tax assets before valuation allowance were reduced by $0.6 million with a corresponding net adjustment to current year tax expense for the remeasurement of the Company’s U.S. net deferred tax assets in 2017. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.
At December 31, 2019, our TRS had a net deferred tax asset associated with future tax credits of $29 thousand. At December 31, 2019 and 2018, the Company had valuation allowances against certain deferred tax assets totaling $5.6 million and $3.3 million, respectively. The increase in valuation allowance was primarily from the increase in the net operating losses incurred during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2019 and 2018 are as follows (in thousands):

	For the year ended
	December 31,
	2019	2018
Total deferreds:
Allowance for doubtful accounts	$117	$68
Accrued compensation	870	731
AMT credit	29	58
Total book to tax difference in partnership	(103)	(193)
Net operating loss	4,741	2,654
Valuation allowance	(5,625)	(3,260)
Net deferred tax asset	$29	$58
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of net deferred tax assets. The Company's TRS is expecting continued taxable losses in 2020. As of December 31, 2019, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

9. Dividends Declared and Paid
The Company declared regular common share dividends of $1.32 per share and distributions on LTIP units of $1.32 per unit for the year ended December 31, 2019. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
January	1/31/2019	2/22/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
February	2/28/2019	3/29/2019	0.11	0.11	0.0847	0.0253	0.0847
March	3/29/2019	4/26/2019	0.11	0.11	0.0847	0.0253	0.0847
1st Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

April	4/30/2019	5/31/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
May	5/31/2019	6/28/2019	0.11	0.11	0.0847	0.0253	0.0847
June	6/28/2019	7/26/2019	0.11	0.11	0.0847	0.0253	0.0847
2nd Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

July	7/31/2019	8/30/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
August	8/30/2019	9/27/2019	0.11	0.11	0.0847	0.0253	0.0847
September	9/30/2019	10/25/2019	0.11	0.11	0.0847	0.0253	0.0847
3rd Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

October	10/31/2019	11/29/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
November	11/29/2019	12/27/2019	0.11	0.11	0.0847	0.0253	0.0847
December	12/31/2019	1/31/2020	0.11	0.11	0.0847	0.0253	0.0847
4th Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

Total 2019			$1.32	$1.32	$1.0164	$0.3036	$1.0164

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
January	1/31/2018	2/23/2018	$0.11	$0.11	$0.0954	$0.0146	$0.0954
February	2/28/2018	3/30/2018	0.11	0.11	0.0954	0.0146	0.0954
March	3/29/2018	4/27/2018	0.11	0.11	0.0954	0.0146	0.0954
1st Quarter 2018			$0.33	$0.33	$0.2862	$0.0438	$0.2862

April	4/30/2018	5/25/2018	$0.11	$0.11	$0.0954	$0.0146	$0.0954
May	5/31/2018	6/29/2018	0.11	0.11	0.0954	0.0146	0.0954
June	6/29/2018	7/27/2018	0.11	0.11	0.0954	0.0146	0.0954
2nd Quarter 2018			$0.33	$0.33	$0.2862	$0.0438	$0.2862

July	7/31/2018	8/31/2018	$0.11	$0.11	$0.0954	$0.0146	$0.0954
August	8/31/2018	9/28/2018	0.11	0.11	0.0954	0.0146	0.0954
September	9/28/2018	10/26/2018	0.11	0.11	0.0954	0.0146	0.0954
3rd Quarter 2018			$0.33	$0.33	$0.2862	$0.0438	$0.2862

October	10/31/2018	11/30/2018	$0.11	$0.11	$0.0954	$0.0146	$0.0954
November	11/30/2018	12/28/2018	0.11	0.11	0.0954	0.0146	0.0954
December	12/31/2018	1/25/2019	0.11	0.11	0.0954	0.0146	0.0954
4th Quarter 2018			$0.33	$0.33	$0.2862	$0.0438	$0.2862

Total 2018			$1.32	$1.32	$1.1448	$0.1752	$1.1448

For the year ended December 31, 2019, approximately 77.0% of the distributions paid to stockholders were considered ordinary income and approximately 23.0% were considered return of capital. For the year ended December 31, 2018, approximately 86.7% of the distributions paid to stockholders were considered ordinary income and approximately 13.3% were considered return of capital.

10. Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2019, 46,928,445 common shares were outstanding.
In January 2014, we established a $25 million dividend and reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior expiring program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2019, we issued 259,954 shares under the New DRSPP at a weighted average price of $20.09, which generated $5.2 million of proceeds. As of December 31, 2019 and December 31, 2018, respectively, we had issued 1,768,000 and 1,508,046 shares under the DRSPPs at a weighted average price of $21.33 and $21.55 per share, respectively. As of December 31, 2019, there were common shares having a maximum aggregate sales price of approximately $27.9 million available for issuance under the New DRSPP.
In January 2014, the Company established the Prior ATM Plan whereby, from time to time, the Company may publicly offer and sell up to $50 million of its common shares by means of ordinary brokers' transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. We filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. ("Barclays"), Robert W. Baird & Co. Incorporated ("Baird"), BTIG, LLC ("BTIG"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the year ended December 31, 2019, we issued 103,590 shares under the ATM Plan at a weighted average price of $20.05, which generated $2.1 million of proceeds. As of December 31, 2019 and December 31, 2018, respectively, we had issued 2,602,260 and 2,498,670 shares under the ATM Plans at a weighted average price of $21.76 and $21.83 per share, respectively, in addition to the offerings above. As of December 31, 2019, there were common shares having a maximum aggregate sales price of approximately $90.4 million available for issuance under the ATM Plan.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. No preferred shares were outstanding at December 31, 2019 and 2018.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2019 and 2018, there were no Operating Partnership common units held by unaffiliated third parties.

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

	For the year ended
	December 31,
	2019	2018	2017
Numerator:
Net income	$18,703	$30,641	$29,478
Dividends paid on unvested shares and LTIP units	(297)	(310)	(235)
Net income attributable to common shareholders	$18,406	$30,331	$29,243
Denominator:
Weighted average number of common shares - basic	46,788,784	46,073,515	39,859,143
Effect of dilutive securities:
Unvested shares	234,496	170,145	253,123
Weighted average number of common shares - diluted	47,023,280	46,243,660	40,112,266
Basic income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.39	$0.66	$0.73
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average common share	$0.39	$0.66	$0.73

12. Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2019, there were 1,150,806 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	8,334	$18.52	57,514	$23.78	110,825	$22.05
Granted	—	—	5,000	17.40	5,000	20.20
Vested	(3,333)	18.80	(30,084)	26.24	(32,441)	25.77
Forfeited	—	—	(24,096)	21.21	(25,870)	13.17
Unvested at end of the period	5,001	$18.33	8,334	$18.52	57,514	$23.78

As of December 31, 2019 and 2018, there were $0.1 million and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2019, these costs were expected to be recognized over a weighted–average period of approximately 2.0 years. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $0.1 million, $0.1 million and $0.8 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP unit awards for the years ended years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	476,398	$17.73	482,056	$16.58	295,551	$14.36
Granted	221,853	18.73	244,917	$16.94	223,922	$19.20
Vested	(99,931)	16.55	(67,275)	$16.42	(37,417)	$14.73
Forfeited	—	—	(183,300)	$14.13	—	$—
Non-vested at end of period	598,320	$18.30	476,398	$17.73	482,056	$16.58

Outperformance Plan LTIP Awards

On June 1, 2015, the Company's Operating Partnership granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the "Compensation Committee"), pursuant to long-term, multi-year performance plan (the "Outperformance Plan"). As of June 1, 2018, the Class A Performance LTIP units did not meet the required market based Total Shareholder Return ("TSR") measurements and therefore, the accrued dividends and units have been forfeited. The Company will continue to amortize the remaining expense related to these awards through June 2020 due to the awards being market based.

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

Performance-Based LTIP Awards

On March 1, 2019, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 133,107 performance-based awards (the "2019 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $18.91 per 2019 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2019 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2019 and ending on February 28, 2022. The 2019 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

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

The Company recorded $4.2 million, $3.6 million and $2.5 million in compensation expense related to the LTIP units for years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, there was $4.9 million and $5.0 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.7 years, which represents the weighted average remaining vesting period of the LTIP units.
Board of Trustee Share Compensation
For 2019, 2018 and 2017, each independent trustee was compensated $0.1 million for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 50% in the form of shares. In January 2019, 2018 and 2017, the Company issued 27,870, 21,670 and 23,980 common shares, respectively, to its independent trustees as compensation for services performed in 2018, 2017 and 2016, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 15, 2020, the Company distributed 24,516 common shares to its independent trustees for services performed in 2019.

13. Leases

The Courtyard Altoona hotel was sold on May 7, 2019. The Courtyard Altoona hotel was subject to a ground lease with an expiration date of April 30, 2029 and we had an extension option by the Company of up to 12 additional terms of five years each. Monthly payments were determined by the quarterly average room occupancy of the hotel. Rent was equal to approximately $8,400 per month when monthly occupancy was less than 85% and could increase up to approximately $20,000 per month if occupancy was 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis.
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
The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2019 under these leases amounted to approximately $29,000 per quarter.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2019. The leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
The following table includes information regarding the Company's leases for which it is the lessee, as of December 31, 2019, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2020	$2,027
2021	2,051
2022	2,071
2023	2,093
2024	2,115
Thereafter	68,906
Total lease payments	$79,263
Less: Imputed interest	(55,546)
Present value of lease liabilities	$23,717

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2018, for each of the next five calendar years and thereafter:

Amount
2019	$2,065
2020	2,132
2021	2,157
2022	2,182
2023	2,206
Thereafter	71,661
Total lease payments	$82,403

For the year ended December 31, 2019, the Company incurred $1.2 million of fixed lease payments and $0.6 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following tables include information regarding the right of use assets and lease liabilities of the Company as of December 31, 2019:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2019	$23,091	$25,715
Amortization	(613)	(391)
Disposal	(1,208)	(1,607)
Balance as of December 31, 2019	$21,270	$23,717

Lease Term and Discount Rate	December 31, 2019

Weighted-average remaining lease term (years)	40.81
Weighted-average discount rate	6.55%

14. Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in several class action lawsuits pending in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaint alleges various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. As of December 31, 2019, included in accounts payable and accrued expenses is $0.1 million which represents an estimate of the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. Settlement agreements have been negotiated and currently await approval by the applicable courts. As of December 31, 2019, included in accounts payable and accrued expenses is $0.6 million which represents an estimate of the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM.

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
As of December 31, 2019, terms of the Company's management agreements are (dollars are not in thousands):

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

Management fees totaled approximately $10.8 million, $10.8 million and $9.9 million, respectively, for the years ended December 31, 2019, 2018 and 2017. Incentive management fees paid to IHM for the years ended years ended December 31, 2019, 2018 and 2017 were $0.1 million, $0.1 million and $0.2 million, respectively.

Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements are as of December 31, 2019:

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

Franchise and marketing/program fees totaled approximately $25.9 million, $24.9 million and $23.2 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
15. Related Party Transactions
Prior to March 1, 2019, Mr. Fisher owned 51% of IHM. On March 1, 2019, Mr. Fisher acquired the 1.5% ownership interest of an employee who was leaving IHM. As of December 31, 2019, Mr. Fisher owns 52.5% of IHM. As of December 31, 2019, the Company had hotel management agreements with IHM to manage 40 of its wholly owned hotels. As of December 31, 2019, all 46 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2019, 2018 and 2017 were $10.8 million, $10.8 million and $9.2 million, respectively. At December 31, 2019 and 2018, the amounts due to IHM were $0.7 million and $1.1 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2019, 2018 and 2017 were $0.1 million, $0.1 million and $0.2 million, respectively. The Company provides services to Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. For the years ended December 31, 2019 and 2018 the company provided services of $0.1 million and $0.4 million, respectively.
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
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity. Insurance expenses for medical, workers compensation and general liability are paid by the NewINK JV and allocated back to the hotel properties or applicable entity for the years ended December 31, 2019, 2018 and 2017 were $7.4 million, $7.5 million and $6.8 million, respectively.

16. Quarterly Operating Results (unaudited)

	Quarter Ended - 2019
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$75,679	$87,874	$90,080	$74,695
Total operating expenses	65,786	71,741	70,182	67,234
Operating income	9,893	16,133	19,898	7,461
Net income attributable to common shareholders	1,613	9,437	10,002	(2,349)
Income (loss) per common share, basic (1)	0.03	0.20	0.21	(0.05)
Income (loss) per common share, diluted (1)	0.03	0.20	0.21	(0.05)

Weighted average number of common shares outstanding:
Basic	46,556,710	46,760,016	46,913,922	46,919,035
Diluted	46,734,958	46,976,999	47,152,166	47,220,671

	Quarter Ended - 2018
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$72,915	$85,374	$88,897	$77,044
Total operating expenses	62,630	66,237	68,522	68,707
Operating income	10,285	19,137	20,375	8,337
Net income attributable to common shareholders	2,848	13,387	14,580	(174)
Income per common share, basic (1)	0.06	0.29	0.31	—
Income per common share, diluted (1)	0.06	0.29	0.31	—

Weighted average number of common shares outstanding:
Basic	45,753,792	45,867,625	46,149,765	46,513,688
Diluted	46,022,690	46,084,688	46,384,969	46,765,797

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

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$5,174	$1,834	$12,374	$14,208	$12,374	$3,530	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	15,693	1,470	10,555	48	3,839	1,518	14,394	15,912	14,394	3,436	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	4,081	3,519	18,041	21,560	18,041	4,707	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	3,641	1,537	12,941	14,478	12,941	3,392	1998	(1)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	—	2,500	7,583	30	3,751	2,530	11,334	13,864	11,334	2,849	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	3,549	1,417	12,924	14,341	12,924	3,050	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	17,717	3,200	12,709	56	2,945	3,256	15,654	18,910	15,654	3,636	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,201	2,200	19,966	22,166	19,966	5,000	2004	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	8,576	2,200	26,253	28,453	26,253	6,638	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	12,936	—	20,281	9	3,208	9	23,489	23,498	23,489	6,015	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	32,053	7,109	35,484	50	1,980	7,159	37,464	44,623	37,464	8,439	2003	(1)
Residence Inn Mission Valley - San Diego, CA	2011	27,272	9,856	39,535	—	2,730	9,856	42,265	52,121	42,265	8,868	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	15,563	5,999	24,764	7	5,440	6,006	30,204	36,210	30,204	6,915	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	28	6,082	6,111	28,145	34,256	28,145	6,907	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	21,291	5,752	28,917	—	2,538	5,752	31,455	37,207	31,455	6,353	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	290	4,315	22,954	27,269	22,954	4,047	2011	(1)
Courtyard Houston - Houston, TX	2013	17,559	5,600	27,350	—	2,781	5,600	30,131	35,731	30,131	5,156	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	21,520	3,000	35,576	—	1,291	3,000	36,867	39,867	36,867	6,035	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	132	1,904	12,482	14,386	12,482	2,017	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	655	4,105	23,755	27,860	23,755	3,917	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	43,857	13,800	56,957	—	2,277	13,800	59,234	73,034	59,234	9,435	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	29,817	2,400	36,050	1	1,534	2,401	37,584	39,985	37,584	5,980	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	64,406	42,652	45,846	—	5,559	42,652	51,405	94,057	51,405	17,441	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	70,270	46,474	50,380	—	1,360	46,474	51,740	98,214	51,740	19,050	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	48,305	38,420	31,352	—	752	38,420	32,104	70,524	32,104	11,800	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	37,670	22,019	31,813	—	10,166	22,019	41,979	63,998	41,979	13,722	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	1,822	3,700	28,122	31,822	28,122	3,855	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	2,502	2,413	24,056	26,469	24,056	3,311	2000	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Courtyard West University - Houston, TX	2014	—	2,012	17,916	—	504	2,012	18,420	20,432	18,420	2,432	2004	(1)
Residence Inn West University - Houston, TX	2014	—	3,640	25,631	—	1,512	3,640	27,143	30,783	27,143	3,728	2004	(1)
Hilton Garden Inn Burlington - Burlington, MA	2014	—	4,918	27,193	—	1,512	4,918	28,705	33,623	28,705	4,024	1975	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	—	1,848	—	90,888	90,888	90,888	11,180	2009	(1)
Hilton Garden Inn Marina del Rey, CA	2015	20,931	—	43,210	—	645	—	43,855	43,855	43,855	4,790	2013	(1)
Residence Inn Dedham, MA	2015	—	4,230	17,304	—	1,795	4,230	19,099	23,329	19,099	2,031	1998	(1)
Residence Inn Ft. Lauderdale, FL	2015	—	9,200	24,048	—	1,062	9,200	25,110	34,310	25,110	2,781	2008	(1)
Warner Center	2017	—	6,500	—	99	—	6,599	—	6,599	—	—
Hilton Garden Inn Portsmouth, NH	2017	—	3,600	37,630	—	289	3,600	37,919	41,519	37,919	2,166	2006	(1)
Courtyard Summerville, SC	2017	—	2,500	16,923	6	134	2,506	17,057	19,563	17,057	908	2014	(1)
Embassy Suites Springfield, VA	2017	—	7,700	58,807	—	305	7,700	59,112	66,812	59,112	3,059	2013	(1)
Residence Inn Summerville, SC	2018	—	2,300	17,060	—	198	2,300	17,258	19,558	17,258	590	2018	(1)
Courtyard Dallas Downtown, TX	2018	—	2,900	42,760	—	64	2,900	42,824	45,724	42,824	1,149	2018	(1)
Sili III	2018	—	8,171	—	—	—	8,171	—	8,171	—	—

Grand Total(s)			$302,983	$1,116,982	$500	$99,724	$303,483	$1,216,706	$1,520,189	$1,216,706	$224,339

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

- continued

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2019	2018	2017	2016	2015	2014
Balance at the beginning of the year	$1,510,864	$1,431,374	$1,320,273	$1,306,192	$1,105,504	654,560
Acquisitions	8,171	65,020	133,660	—	187,032	444,233
Dispositions during the year	(17,889)	—	(33,053)	—	—	—
Capital expenditures and transfers from construction-in-progress	19,043	14,470	10,494	14,081	13,656	6,711
Investment in Real Estate	$1,520,189	$1,510,864	$1,431,374	$1,320,273	$1,306,192	$1,105,504

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$187,780	$148,071	$116,866	$83,245	$50,910	28,980
Depreciation and amortization	41,908	39,709	36,401	33,621	32,335	21,930
Dispositions during the year	$(5,349)	$—	$(5,196)	$—	$—	$—
Balance at the end of the year	$224,339	$187,780	$148,071	$116,866	$83,245	$50,910

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,520.332 as of December 31, 2019.