Form 10-Q
period 2020-03-31
Chatham Lodging Trust
filed 2020-05-11
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2020
Common Shares of Beneficial Interest ($0.01 par value per share)	46,963,112

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Investment in hotel properties, net	$1,339,778	$1,347,116
Investment in hotel properties under development	26,693	20,496
Cash and cash equivalents	57,972	6,620
Restricted cash	11,599	13,562
Investment in unconsolidated real estate entities	—	17,969
Right of use asset, net	21,115	21,270
Hotel receivables (net of allowance for doubtful accounts of $340 and $451, respectively)	2,801	4,626
Deferred costs, net	4,094	4,271
Prepaid expenses and other assets	6,011	2,615
Deferred tax asset, net	29	29
Total assets	$1,470,092	$1,438,574
Liabilities and Equity:
Mortgage debt, net	$493,265	$495,465
Revolving credit facility	173,000	90,000
Accounts payable and accrued expenses	25,285	33,012
Distributions and losses in excess of investments in unconsolidated real estate entities	16,200	15,214
Lease liability, net	23,603	23,717
Distributions payable	469	6,142
Total liabilities	731,822	663,550
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2020 and December 31, 2019	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,960,389 and 46,928,445 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	469	469
Additional paid-in capital	905,936	904,273
Retained earnings (distributions in excess of retained earnings)	(180,479)	(142,365)
Total shareholders’ equity	725,926	762,377
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	12,344	12,647
Total equity	738,270	775,024
Total liabilities and equity	$1,470,092	$1,438,574
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2020	2019
Revenue:
Room	$53,048	$68,085
Food and beverage	2,063	2,427
Other	3,518	3,676
Reimbursable costs from unconsolidated real estate entities	1,580	1,491
Total revenue	60,209	75,679
Expenses:
Hotel operating expenses:
Room	13,394	15,570
Food and beverage	1,889	2,009
Telephone	378	433
Other hotel operating	810	939
General and administrative	5,278	6,167
Franchise and marketing fees	4,720	5,932
Advertising and promotions	1,510	1,533
Utilities	2,516	2,750
Repairs and maintenance	3,462	3,611
Management fees	2,024	2,544
Insurance	360	338
Total hotel operating expenses	36,341	41,826
Depreciation and amortization	13,061	12,772
Impairment loss on investment in unconsolidated real estate entities	15,282	—
Property taxes, ground rent and insurance	6,099	6,166
General and administrative	2,765	3,514
Other charges	2,768	17
Reimbursable costs from unconsolidated real estate entities	1,580	1,491
Total operating expenses	77,896	65,786
Operating (loss) income before gain on sale of hotel property	(17,687)	9,893
Gain on sale of hotel property	1	—
Operating (loss) income	(17,686)	9,893
Interest and other income	81	55
Interest expense, including amortization of deferred fees	(6,833)	(7,197)
Loss from unconsolidated real estate entities	(3,673)	(1,123)
(Loss) income before income tax expense	(28,111)	1,628
Income tax expense	—	—
Net (loss) income	(28,111)	1,628
Net (loss) income attributable to noncontrolling interests	328	(15)
Net (loss) income attributable to common shareholders	$(27,783)	$1,613

(Loss) income per Common Share - Basic:
Net (loss) income attributable to common shareholders (Note 10)	$(0.59)	$0.03
(Loss) income per Common Share - Diluted:
Net (loss) income attributable to common shareholders (Note 10)	$(0.59)	$0.03
Weighted average number of common shares outstanding:
Basic	46,948,533	46,556,710
Diluted	46,948,533	46,734,958
Distributions declared per common share:	$0.22	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended March 31, 2019 and 2020
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2019	46,525,652	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
Issuance of shares pursuant to Equity Incentive Plan	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $26	17,483	1	92	—	93	—	93
Amortization of share based compensation	—	—	16	—	16	931	947
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,367)	(15,367)	—	(15,367)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(302)	(302)
Reallocation of noncontrolling interest	—	—	267	—	267	(267)	—
Net income	—	—	—	1,613	1,613	15	1,628
Balance, March 31, 2019	46,571,005	$466	$897,161	$(113,039)	$784,588	$10,329	$794,917
Balance, January 1, 2020	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	24,516	—	450	—	450	—	450
Issuance of shares, net of offering costs of $2	7,428	—	91	—	91	—	91
Amortization of share based compensation	—	—	8	—	8	1,372	1,380
Dividends declared on common shares ($0.22 per share)	—	—	—	(10,331)	(10,331)	—	(10,331)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—	—	—	(233)	(233)
Reallocation of noncontrolling interest	—	—	1,114	—	1,114	(1,114)	—
Net income	—	—	—	(27,783)	(27,783)	(328)	(28,111)
Balance, March 31, 2020	46,960,389	$469	$905,936	$(180,479)	$725,926	$12,344	$738,270

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(28,111)	$1,628
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	13,000	12,710
Amortization of deferred franchise fees	61	62
Amortization of deferred financing fees included in interest expense	227	231
Impairment loss on investment in unconsolidated real estate entities	15,282	—
Share based compensation	1,206	1,059
Accelerated share based compensation for employee severance	287	—
Loss (gain) from unconsolidated real estate entities	3,673	1,123
Changes in assets and liabilities:
Right of use asset	155	155
Hotel receivables	1,829	(723)
Deferred costs	(16)	—
Prepaid expenses and other assets	(3,407)	(3,082)
Accounts payable and accrued expenses	(6,932)	240
Lease liability	(114)	(92)
Net cash (used in) provided by operating activities	(2,860)	13,311
Cash flows from investing activities:
Improvements and additions to hotel properties	(6,110)	(11,741)
Investment in hotel properties under development	(6,197)	—
Net cash used in investing activities	(12,307)	(11,741)
Cash flows from financing activities:
Borrowings on revolving credit facility	86,000	25,500
Repayments on revolving credit facility	(3,000)	(10,000)
Payments on mortgage debt	(2,297)	(1,308)
Payment of financing costs	—	(48)
Payment of offering costs	(2)	(26)
Proceeds from issuance of common shares	92	119
Distributions-common shares/units	(16,237)	(15,603)
Net cash provided by (used in) financing activities	64,556	(1,366)
Net change in cash, cash equivalents and restricted cash	49,389	204
Cash, cash equivalents and restricted cash, beginning of period	20,182	32,337
Cash, cash equivalents and restricted cash, end of period	$69,571	$32,541
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,835	$6,789
Capitalized interest	$277	$—
Cash paid for income taxes	$4	$8
-continued-
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
As of March 31, 2020, the Company had accrued distributions payable of $469. These distributions related to accrued but unpaid distributions on unvested performance based shares and LTIP units. As of March 31, 2019, the Company had accrued distributions payable of $5,733. These distributions were paid on April 26, 2019, except for $535 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $113 and $113 is included in accounts payable and accrued expenses as of March 31, 2020 and 2019, respectively.
Accrued capital improvements of $3,338 and $1,671 are included in accounts payable and accrued expenses as of March 31, 2020 and 2019, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. (“Barclays”), Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the three months ended March 31, 2020, we issued no shares under the ATM Plan. As of March 31, 2020, there was approximately $90.4 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended March 31, 2020, we issued 7,428 shares under the New DRSPP at a weighted average price of $12.51, which generated $0.1 million of proceeds. As of March 31, 2020, there was approximately $27.8 million available for issuance under the New DRSPP.
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
As of March 31, 2020, the Company wholly owned 40 hotels with an aggregate of 6,092 rooms located in 15 states and the District of Columbia. As of March 31, 2020, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which currently owns 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), comprising 5,948 rooms and (ii) held a 10% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs", which refers collectively to the NewINK JV and Inland JV.
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in the 46 NewINK JV hotels and (ii) owns its 10% interest in the 48 Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of March 31, 2020, Island Hospitality Management LLC (“IHM”), which is 52.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 40 of the Company’s wholly owned hotels. As of March 31, 2020, all of the NewINK JV hotels were managed by IHM. As of March 31, 2020, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

Liquidity

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue beyond the containment of the pandemic. On May 6, 2020, we amended our credit facility to suspend financial covenants through March 31, 2021 and provide access to the entire $250 million facility size. We have also taken additional measures to improve our liquidity, including reducing operating expenses, deferring capital expenditures, and suspending dividends. Based on the successful amendment of our credit facility and the steps we have taken to reduce hotel operating costs, delay capital expenditures and suspend dividends, we believe that we have sufficient liquidity to satisfy our obligations for the next twelve months.

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
During the three and three months ended March 31, 2020 and 2019, the Company's consolidated statements of operations included operating income related to the disposed hotels as follows (in thousands):

	For the three months ended
	March 31,
	2020	2019
Altoona CY	$—	$13
Washington SHS	—	165
Total	$—	$178

4. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.3 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively.

5. Investment in Hotel Properties

Investment in Hotel Properties,net

Investment in hotel properties, net as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$296,888	$296,884
Building and improvements	1,222,072	1,216,849
Furniture, fixtures and equipment	85,068	81,707
Renovations in progress	28,652	31,589
	1,632,680	1,627,029
Less: accumulated depreciation	(292,902)	(279,913)
Investment in hotel properties, net	$1,339,778	$1,347,116

Investment in hotel properties under development

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We have incurred $26.7 million of costs to date, which includes $6.6 million of land acquisition costs and $20.1 million of other development costs.

6. Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of March 31, 2020 and 2019, the Company’s share of partners’ capital in the NewINK JV was approximately $39.3 million and $46.7 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $55.5 million and $56.8 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company serves as managing member of the NewINK JV. During the three months ended March 31, 2020 and 2019, the Company received no cash distributions from the NewINK JV.

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony on January 10, 2017 to form a new company, CLNY, which owns a 90% interest in the Inland JV.  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of March 31, 2020 and 2019, the Company's share of partners' capital in the Inland JV was approximately $25.7 million and $31.5 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital was approximately $25.7 million and $10.7 million, respectively (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment).  The Company serves as managing member of the Inland JV. During the three months ended March 31, 2020 and 2019, the Company received no cash distributions from the Inland JV.

On May 9, 2017, the NewINK JV refinanced the $840.0 million loan collateralized by the 47 hotels then owned with a new $850.0 million loan with an interest at a rate of LIBOR plus a spread of 2.79%, an initial maturity date of June 7, 2019 and three one-year extension options. The NewINK JV exercised the first extension and the maturity was extended to June 7, 2020. On November 7, 2019, the NewINK JV refinanced the $850.0 million loan with a new $855.0 million non-recourse loan from Morgan Stanley Bank, N.A., JPMorgan Chase Bank, National Association, and Bank of America, N.A. (collectively the "Lender"), collateralized by the then owned 46 hotels. The new loan bears interest at a rate of LIBOR plus a spread of 2.82%, has an initial maturity of November 7, 2021 and five one-year extension options.

On June 9, 2017, the Inland JV refinanced the $817.0 million loan collateralized by the 48 hotels with a new $780.0 million non-recourse loan with Column Financial, Inc. On June 9, 2017, the Company contributed an additional $5.0 million of capital related to its share in the Inland JV to reduce the debt collateralized by the 48 hotels. The new loan bears interest at a rate of LIBOR plus a spread of 3.3%, had an initial maturity date of July 9, 2019 and three one-year extension options. The Inland JV exercised the first extension and the maturity was extended to July 9, 2020.

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

During the three months ended March 31, 2020, the Company determined that an other than temporary decline in the value of its equity investment in the Inland JV had occurred. The Inland JV’s operating performance has been significantly impacted by the COVID-19 pandemic. The Inland JV has high leverage, limited liquidity and limited ability to fund the current level of operating losses caused by the COVID-19 pandemic for a sustained period of time. Based on these factors, we have assessed that the fair market value of our equity investment in the Inland JV is $0 and the Company did not consider the investment recoverable and therefore recorded an impairment of $15.3 million on the investment.

The Company's recorded investments in the NewINK JV and the Inland JV were $(16.2) million and $0.0 million, respectively, at March 31, 2020. The following table sets forth the combined components of net loss, including the Company’s share, related to all JVs for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended
	March 31,
	2020	2019
Revenue	$90,870	$112,120
Total hotel operating expenses	71,965	78,554
Hotel operating income	$18,905	$33,566
Impairment loss	13,881	—
Net income (loss) from continuing operations	$(40,285)	$(15,019)
Loss on sale of hotels	$(82)	$—
Net (loss)	$(40,367)	$(15,019)

Income (loss) allocable to the Company	$(4,072)	$(1,522)
Basis difference adjustment	399	399
Total income (loss) from unconsolidated real estate entities attributable to the Company	$(3,673)	$(1,123)

7. Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/20 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2020	December 31, 2019
Revolving Credit Facility (1)	3.48%	March 8, 2022	$—	$173,000	$90,000
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,514	12,825	12,936
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,609	27,114	27,272
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,572	15,472	15,563
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	31,751	21,164	21,291
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	30,923	17,451	17,559
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	34,655	21,398	21,520
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	63,665	43,644	43,857
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	40,424	31,906	32,053
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	78,457	64,160	64,406
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	85,969	70,001	70,270
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	64,398	48,120	48,305
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	51,956	37,525	37,670
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	34,261	29,702	29,817
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	38,914	20,822	20,931
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	13,727	15,623	15,693
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	16,435	17,637	17,717

Total debt before unamortized debt issue costs			$680,230	$667,564	$586,860
Unamortized mortgage debt issue costs				(1,299)	(1,395)
Total debt outstanding				$666,265	$585,465

(1)The interest rate for the revolving credit facility is variable and based on either LIBOR plus an applicable margin ranging from 1.55% to 2.25%, or prime plus an applicable margin of 0.55% to 1.25%.
At March 31, 2020 and December 31, 2019, the Company had $173.0 million and $90.0 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2020 and December 31, 2019 was $468.7 million and $501.5 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2020, the Company’s only variable rate debt is under its revolving credit facility. The estimated fair value of the Company’s variable rate debt as of March 31, 2020 and December 31, 2019 was $173.0 million and $90.0 million, respectively.

As of March 31, 2020, the Company was in compliance with all of its financial covenants. On May 6, 2020, the company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides for the waiver of certain financial covenants through March 31, 2021 and allows Chatham to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, Chatham will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, Chatham added six hotels to the credit facility’s borrowing base which now has a total of 18 properties. The amendment provided Chatham’s credit facility lenders with pledges of the equity in the 18 borrowing base hotels. The amendment places additional limits on Chatham’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. See Note 15 for additional details.
Future scheduled principal payments of debt obligations as of March 31, 2020, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2020 (remaining nine months)	$8,681
2021	21,908
2022	182,954
2023	142,565
2024	295,586
2025	15,870
Thereafter	—
Total debt before unamortized debt issue costs	$667,564
Unamortized mortgage debt issue costs	(1,299)
Total debt outstanding	$666,265

8. Income Taxes

The Company’s TRS is subject to federal and state income taxes.
The components of income tax expense for the following periods are as follows (in thousands):

For the three months ended
March 31,
	2020	2019
Federal	$—	$—
State	—	—
Tax expense (benefit)	$—	$—

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2020. As of March 31, 2020, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
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

9. Dividends Declared and Paid

The Company declared total common share dividends of $0.22 per share and distributions on LTIP units of $0.22 per unit for the three months ended March 31, 2020. The Company suspended dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. The dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2020	2/28/2020	$0.11	$0.11
February	2/28/2020	3/27/2020	0.11	0.11
1st Quarter 2020			$0.22	$0.22

Total 2020			$0.22	$0.22

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

	For the three months ended
	March 31,
	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(27,783)	$1,613
Dividends paid on unvested shares and units	(50)	(85)
Net income (loss) attributable to common shareholders	$(27,833)	$1,528
Denominator:
Weighted average number of common shares - basic	46,948,533	46,556,710
Unvested shares	—	178,248
Weighted average number of common shares - diluted	46,948,533	46,734,958
Basic income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$(0.59)	$0.03
Diluted income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$(0.59)	$0.03

11. Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2020 and 2019, the Company issued 24,516 and 27,870 common shares, respectively, to its independent trustees as compensation for services performed in 2019 and 2018, respectively. As of March 31, 2020, there were 760,748 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the three months ended March 31, 2020 and the year ended December 31, 2019 is as follows:

	Three Months Ended		Year Ended
	March 31, 2020		December 31, 2019
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	5,001	$18.33	8,334	$18.52
Granted	—	—	—	—
Vested	(1,667)	20.20	(3,333)	18.80
Forfeited	—	—	—	—
Non-vested at end of the period	3,334	$17.40	5,001	$18.33

As of March 31, 2020 and December 31, 2019, there were $50.3 thousand and $105.5 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2020, these costs were expected to be recognized over a weighted–average period of approximately 1.7 years. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $8.3 thousand and $15.7 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the three months ended March 31, 2020 and the year ended December 31, 2019 is as follows:

	Three Months Ended		Year Ended
	March 31, 2020		December 31, 2019
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	598,320	$18.30	476,398	$17.73
Granted	325,507	13.42	221,853	18.73
Vested	(254,218)	(18.82)	(99,931)	16.55
Forfeited	—	$—	—	$—
Non-vested at end of the period	669,609	$15.73	598,320	$18.30

Outperformance Plan LTIP Awards

On June 1, 2015, the Company's Operating Partnership granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Outperformance Plan”). As of June 1, 2018, the Class A Performance LTIP units did not meet the required market based Total Shareholder Return ("TSR") measurements and therefore, the accrued dividends and units have been forfeited. The Company will continue to amortize the remaining expense related to these awards over the next two months due to the awards being market based.

Time-Based LTIP Awards

On March 1, 2020, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 130,206 time-based awards (the “2020 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP Unit Awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2020 Time-Based LTIP Unit Awards and the prior year LTIP unit Awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2020, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 195,301 performance-based awards (the "2020 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $13.66 per 2020 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2020 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2020 and ending on February 28, 2023. The 2020 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value Per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
Outperformance Plan LTIP Unit Awards	6/1/2015	183,300	$14.13	26%	4.5%	0.95%
2016 Time-Based LTIP Unit Awards	1/28/2016	72,966	$16.69	28%	—%	0.79%
2016 Performance-Based LTIP Unit Awards	1/28/2016	39,285	$11.09	30%	5.8%	1.13%
2017 Time-Based LTIP Unit Awards	3/1/2017	89,574	$18.53	24%	—%	0.92%
2017 Performance-Based LTIP Unit Awards	3/1/2017	134,348	$19.65	25%	5.8%	1.47%
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.2%	2.37%
2019 Time-Based LTIP Unit Awards	3/1/2019	88,746	$18.45	21%	—%	2.57%
2019 Performance-Based LTIP Unit Awards	3/1/2019	133,107	$18.91	21%	6.2%	2.55%
2020 Time-Based LTIP Unit Awards	3/1/2020	130,206	$13.05	20%	—%	1.06%
2020 Performance-Based LTIP Unit Awards	3/1/2020	195,301	$13.66	20%	8.1%	0.90%
The Company recorded $1.4 million and $0.9 million in compensation expense related to the LTIP units for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, there was $7.9 million and $8.2 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.3 years, which represents the weighted average remaining vesting period of the LTIP units.

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

The Residence Inn Gaslamp hotel is subject to a ground lease with an expiration date of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $44,400 per month and increase 10% every five years. The hotel is subject to annual supplemental rent payments calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.

The Residence Inn New Rochelle is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2020 is approximately $31,000 per quarter.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of March 31, 2020. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information regarding the Company's leases for which it is the lessee, for the three months ended March 31, 2020 :

Total Future Lease Payments
Amount
2020 (remaining nine months)	$1,524
2021	2,051
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$78,760
Less: Imputed interest	(55,157)
Present value of lease liabilities	$23,603

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2019, for each of the next five calendar years and thereafter:

Amount
2020	$2,027
2021	2,051
2022	2,071
2023	2,093
2024	2,115
Thereafter	68,906
Total lease payments	$79,263
Less: Imputed interest	(55,546)
Present value of lease liabilities	$23,717

For the three months ended March 31, 2020, the Company incurred $0.3 million of fixed lease payments and $0.1 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of March 31, 2020:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2020	$21,270	$23,717
Amortization	(155)	(114)
Balance as of March 31, 2020	$21,115	$23,603

Lease Term and Discount Rate	3/31/2020

Weighted-average remaining lease term (years)	40.75
Weighted-average discount rate	6.56%

13. Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in several class action lawsuits pending in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. As of March 31, 2020, included in accounts payable is $0.1 million which represents an estimate of the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. Settlement agreements have been negotiated and currently await approval by the applicable courts. As of March 31, 2020, included in accounts payable and accrued expenses is $0.6 million which represents an estimate of the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM.
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
Management fees totaled approximately $2.0 million and $2.5 million, respectively, for the three months ended March 31, 2020 and 2019, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $4.7 million and $5.9 million, respectively, for the three months ended March 31, 2020 and 2019. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being July 2030.

14. Related Party Transactions

Prior to March 1, 2019, Mr. Fisher owned 51% of IHM. On March 1, 2019, Mr. Fisher acquired the 1.5% ownership interest of an employee who was leaving IHM. As of March 31, 2020, Mr. Fisher owns 52.5% of IHM. As of March 31, 2020, the Company had hotel management agreements with IHM to manage all 40 of its wholly owned hotels. As of March 31, 2020, all 46 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV are managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2020 and 2019 were $2.0 million and $2.5 million, respectively. At March 31, 2020 and December 31, 2019, the amounts due to IHM were $4 thousand and $1.6 million, respectively. The Company provides services to an entity Castleblack Owner Holding, LLC ("Castleblack") which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. During the three months ended March 31, 2020 and 2019 the company provided services of $25 thousand and $33 thousand, respectively.
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

15. Subsequent Events

On May 6, 2020, Chatham executed an amendment to its credit facility that provides for the waiver of certain financial covenants through March 31, 2021 and allows Chatham to borrow up to the entire $250 million facility size during this period. The amendment also provides for a waiver of cross-default provisions related to up to $125 million of non-recourse mortgage debt during the modification period. During this covenant waiver period, Chatham will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. For the first three quarters after financial covenants are reinstated on June 30, 2021, EBITDA and net operating income figures used to calculate covenant compliance and borrowing base availability will be based on annualized amounts. In connection with the amendment, Chatham added six hotels to the credit facility’s borrowing base which now has a total of 18 properties. The amendment provided Chatham’s credit facility lenders with pledges of the equity in the 18 borrowing base hotels. Chatham has six additional hotels that are not a part of the credit facility’s borrowing base and do not serve as collateral for existing mortgage loans. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. The amendment places additional limits on Chatham’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the modification period, Chatham is generally not allowed to incur debt except for debt borrowed under the credit facility, refinancing debt, up to $40 million of construction debt to finance the Warner Center hotel project, $10 million of qualified government debt, and up to $12 million of any incremental principal of non-recourse mortgage debt arising from the deferral of interest payments. During the modification period, common share dividends are allowed but limited to 100 percent of REIT taxable income, and any dividends paid would include a cash component no greater than the minimum percentage allowed under the Internal Revenue Code. During the modification period, capital expenditures are limited to $7.5 million for the completion of renovations that have already commenced, $5 million of discretionary capital expenditures, capital expenditures incurred in connection with emergency repairs, life safety repairs, ordinary course maintenance, or as required by law or franchisors, $10 million related to the Warner Center project if a development loan is not obtained, and up to $5 million in excess the total proceeds raised from a Warner Center development loan if such loan is obtained. Chatham paid a fee of 0.1% to lenders that consented to the amendment based on their level of credit facility commitments.

On April 7, 2020 the NewINK JV failed to make a debt service payment related to its $855.0 million loan. The NewINK JV failed to make an additional debt service payment on May 7, 2020. The failure to make the required debt service payments is an event of default under the NewINK loan agreement and could result in a foreclosure by the lender. The NewINK JV is attempting to negotiate a forbearance agreement with the lender but cannot provide any assurance that such an agreement will be reached. The NewINK JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the NewINK loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

On April 9, 2020 the Inland JV failed to make a debt service payment related to its $780.0 million loan. The Inland JV failed to make an additional debt service payment on May 9, 2020. The failure to make the required debt service payments is an event of default under the Inland loan agreement and could result in a foreclosure by the lender. The Inland JV is attempting to negotiate a forbearance agreement with the lender but cannot provide any assurance that such an agreement will be reached.

The Inland JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the Inland loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar amounts presented in this Item 2 are in thousands, except per share data, unless otherwise specified.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the length of governmental stay-at-home orders, and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry and the Company cannot be predicted at this time. The full magnitude of the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity, and future results of operations will depend on future developments which are highly uncertain. The Company has taken actions to mitigate the operating and financial impact of the COVID-19 pandemic including suspending monthly dividends, reducing 2020 capital expenditures, borrowing under its credit facility, and temporarily reducing executive compensation.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements, including those with regard to the potential future impact of the COVID-19 pandemic, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the COVID-19 pandemic on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of the COVID-19 pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates and the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as updated by the Company's subsequent filings with the SEC under the Exchange Act, included this Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

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

The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership"), draw-downs under our senior unsecured revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a joint venture with affiliates of Colony Capital, Inc. (“CLNY”) that owns 46 hotels (the "NewINK JV") or distributions from our 10.0% investment in a joint venture with CLNY that owns 48 hotels (the "Inland JV" and together with the NewINK JV, the "JVs"). We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At March 31, 2020, our leverage ratio was 35.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of March 31, 2020, we have total debt of $667.6 million at an average interest rate of approximately 4.4%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. Smith Travel Research reported that US lodging industry RevPAR declined 51.9% in March and declined 79.4% for the 28 days ended May 2, 2020. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the length of governmental stay-at-home orders, and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry cannot be predicted at this time.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Results of operations for the three months ended March 31, 2020 include the operating activities of our 40 wholly owned hotels that were owned for the entire period and our investments in the NewINK JV and Inland JV. We sold one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 pandemic. The majority of the negative impact of the COVID-19 pandemic on our hotels’ operations did not occur until the second half of March 2020, so the results of operations for the three months ended March 31, 2020 only reflect a small component of the negative impact of the COVID-19 pandemic. The comparisons below are influenced by these dispositions and the COVID-19 pandemic.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2020	March 31, 2019	% Change
Room	$53,048	$68,085	(22.1)%
Food and beverage	2,063	2,427	(15.0)%
Other	3,518	3,676	(4.3)%
Cost reimbursements from unconsolidated real estate entities	1,580	1,491	6.0%
Total revenue	$60,209	$75,679	(20.4)%

Total revenue was $60.2 million for the quarter ended March 31, 2020, down $15.5 million compared to total revenue of $75.7 million for the corresponding 2019 period. The primary decrease in total revenue was related to the COVID-19 pandemic. Total revenue related to the two hotels sold in 2019 contributed $1.1 million of the decrease. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 88.1% and 90.0%, respectively, of total revenue for the quarters ended March 31, 2020 and 2019. Room revenue was $53.0 million and $68.1 million for the quarters ended March 31, 2020 and 2019, respectively, and the primary decrease in room revenue was related to the COVID-19 pandemic. Room revenue related to the two hotels sold in 2019 contributed $1.0 million of the decrease.
Food and beverage revenue was $2.1 million for the quarter ended March 31, 2020, down $0.3 million compared to $2.4 million for the corresponding 2019 period.
Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was down $0.2 million for the three months ended March 31, 2020. Other operating revenue was $3.5 million and $3.7 million for the quarters ended March 31, 2020 and 2019, respectively.
Reimbursable costs from unconsolidated real estate entities, comprised of payroll costs at the JVs and Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $1.6 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, U.S lodging industry RevPAR for the three months ended March 31, 2020 and 2019 decreased 19.3% and increased 1.5%, respectively, in the 2020 and 2019 periods as compared to the respective prior periods. Smith Travel Research reported that US lodging industry RevPAR declined 51.9% in the month ended March 31, 2020 and declined 79.4% for the 28 days ended May 2, 2020. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of March 31, 2020 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2020		2019		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (40 hotels)
Occupancy	62.7%	62.7%	76.0%	76.0%	(17.5)%	(17.5)%
ADR	$152.63	$152.63	$160.91	$159.33	(5.1)%	(4.2)%
RevPAR	$95.71	$95.71	$122.32	$121.12	(21.8)%	(21.0)%

For the three months ended March 31, 2020 same property RevPAR decreased 21.8% due to a decrease in ADR of 5.1% and an decrease in occupancy of 17.5% primarily related to the COVID-19 pandemic. Same property RevPAR declined 55.6% for the month ended March 31, 2020 and declined 82.7% for the month ended April 30, 2020.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2020	March 31, 2019	% Change
Hotel operating expenses:
Room	$13,394	$15,570	(14.0)%
Food and beverage	1,889	2,009	(6.0)%
Telephone	378	433	(12.7)%
Other	810	939	(13.7)%
General and administrative	5,278	6,167	(14.4)%
Franchise and marketing fees	4,720	5,932	(20.4)%
Advertising and promotions	1,510	1,533	(1.5)%
Utilities	2,516	2,750	(8.5)%
Repairs and maintenance	3,462	3,611	(4.1)%
Management fees	2,024	2,544	(20.4)%
Insurance	360	338	6.5%
Total hotel operating expenses	$36,341	$41,826	(13.1)%

Hotel operating expenses decreased $5.5 million or 13.1% to $36.3 million for the three months ended March 31, 2020 from $41.8 million for the three months ended March 31, 2019. The primary cause of the decrease in hotel operating expenses was related to the decrease in revenues and occupancy caused by the COVID-19 pandemic. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic. Total hotel operating expense related to the two hotels sold in 2019 contributed $0.8 million of the decrease.

Room expenses, which are the most significant component of hotel operating expenses, decreased $2.2 million from $15.6 million in 2019 to $13.4 million in the first quarter of 2020. Room expenses related to the two hotels sold in 2019 contributed $0.3 million of the decrease.

The remaining hotel operating expenses decreased $3.4 million, from $26.3 million in the first quarter of 2019 to $22.9 million in the first quarter of 2020. $0.5 million of the decrease in hotel operating expenses related to the two hotels sold in 2019.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million from $12.8 million for the three months ended March 31, 2019 to $13.1 million for the three months ended March 31, 2020. The increase was primarily due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss on Investment in Unconsolidated Real Estate Entities

Impairment loss on investment in unconsolidated real estate entities increased $15.3 million for the three months ended March 31, 2020. The Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV during the three months ended March 31, 2020 related to a decline in operating performance caused by the COVID-19 pandemic.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased from $6.2 million for the three months ended March 31, 2019 to $6.1 million for the three months ended March 31, 2020. The decrease of $0.1 million was related to the two hotels sold in 2019.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively) decreased to $1.6 million for the three months ended March 31, 2020 from $2.4 million in the three months ended March 31, 2019 with the decrease primarily due to a reduction in compensation.

Other Charges

Other charges increased from $17 thousand for the three months ended March 31, 2019 to $2.8 million for the three months ended March 31, 2020. Other charges primarily include severance costs and accelerated vesting of LTIP awards related to the departure of our former Chief Investment Officer.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and rent costs of the NewINK JV, Inland JVs and Castleblack, which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $1.6 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income
Interest on cash and cash equivalents and other income increased $26 thousand from $55 thousand for the three months ended March 31, 2019 to $81 thousand for the three months ended March 31, 2020. The increase is primarily related to fees received for services provided to the NewINK JV.
Interest Expense, Including Amortization of Deferred Fees
Interest expense decreased $0.4 million from $7.2 million for the three months ended March 31, 2019 to $6.8 million for the three months ended March 31, 2020 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2020	March 31, 2019	% Change
Mortgage debt interest	$5,838	$5,860	(0.4)%
Credit facility interest and unused fees	766	1,104	(30.6)%
Amortization of deferred financing costs	229	233	(1.7)%
Total	$6,833	$7,197	(5.1)%

The decrease in interest expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily related to interest expense on the Company's senior unsecured revolving credit facility due to lower interest rates for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities was $1.1 million for the three months ended March 31, 2019 compared to a loss of $3.7 million for the three months ended March 31, 2020. The increase is due primarily to an impairment recorded on one JV hotel in the three months ended March 31, 2020 and a decline in operating performance.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 and 2019 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2020 and recognizes full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net loss

Net loss was $28.1 million for the three months ended March 31, 2020, compared to net loss of $1.6 million for the three months ended March 31, 2019. The change in net income was due to the factors discussed above.

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
We calculate Adjusted FFO by further adjusting FFO for certain additional items that are not addressed in NAREIT’s definition of FFO, including other charges, costs associated with the departure of our former Chief Investment Officer, losses on the early extinguishment of debt and similar items related to our unconsolidated real estate entities that we believe do not represent costs related to hotel operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2020 and 2019 (in thousands, except share data):

	For the three months ended
	March 31,
	2020	2019
Funds From Operations (“FFO”):
Net (loss) income	$(28,111)	$1,628
Gain on sale of hotel property	(1)	—
Loss on sale of assets within the unconsolidated real estate entities	8	—
Depreciation	13,000	12,710
Impairment loss on investment in unconsolidated real estate entities	15,282	—
Impairment loss from unconsolidated real estate entities	1,388	—
Adjustments for unconsolidated real estate entity items	1,926	1,818
FFO attributable to common share and unit holders	3,492	16,156
Other charges	2,768	17
Adjustments for unconsolidated real estate entity items	2	—
Adjusted FFO attributable to common share and unit holders	$6,262	$16,173
Weighted average number of common shares and units
Basic	47,496,006	46,966,901
Diluted	47,607,096	47,145,149
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
We also present Adjusted EBITDA, which includes additional adjustments for items such as other charges, gains or losses on extinguishment of indebtedness, costs associated with the departure of our former Chief Investment officer, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor's understanding of our performance.

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended
	March 31,
	2020	2019
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net (loss) income	$(28,111)	$1,628
Interest expense	6,833	7,197
Depreciation and amortization	13,061	12,772
Adjustments for unconsolidated real estate entity items	4,075	4,355
EBITDA	(4,142)	25,952
Impairment loss on investment in unconsolidated real estate entities	15,282	—
Impairment loss from unconsolidated real estate entities	1,388	—
Gain on sale of hotel property	(1)	—
Loss on the sale of assets within unconsolidated real estate entities	8	—
EBITDAre	12,535	25,952
Other charges	2,768	17
Share based compensation	1,206	1,059
Adjusted EBITDA	$16,509	$27,028

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
The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2020 and 2019 (in thousands):

		For the three months ended
		March 31,
		2020	2019

Net (loss) income		$(28,111)	$1,628
Add:	Interest expense	6,833	7,197
	Depreciation and amortization	13,061	12,772
	Corporate general and administrative	2,765	3,514
	Other charges	2,768	17
	Loss from unconsolidated real estate entities	3,673	1,123
	Impairment loss on investment in unconsolidated real estate entities	15,282	—
Less:	Interest and other income	(81)	(55)
	Gain on sale of hotel property	(1)	—
	Adjusted Hotel EBITDA	$16,189	$26,196

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

As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and restricted cash of approximately $69.6 million and $20.2 million, respectively.

For the three months ended March 31, 2020, net cash flows used in operations were $2.9 million, driven by net loss of $28.1 million, $33.7 million of non-cash items, including $13.2 million of depreciation and amortization, $1.2 million of share-based compensation expense, $0.3 million of accelerated LTIP compensation and $3.7 million related to loss from unconsolidated entities and $15.3 million related to the impairment of out interest in the Inland JV. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $8.5 million. Net cash flows used in investing activities were $12.3 million, primarily related to capital improvements on our 40 wholly owned hotels of $6.1 million and $6.2 million related to the development of a new hotel. Net cash flows provided by financing activities were $64.6 million, comprised of $0.1 million of common equity proceeds raised through sales under our DRSPP and ATM, net borrowings of our senior unsecured revolving credit facility of $83.0 million, offset by principal payments on mortgage debt of $2.3 million and distributions to shareholders of $16.2 million.

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
We declared total dividends of $0.22 and $0.22 per common share and LTIP unit for the three months ended March 31, 2020 and $0.33 and $0.33 per common share and LTIP unit for the three months ended March 31, 2019, respectively.

Liquidity and Capital Resources

At March 31, 2020, our leverage ratio was approximately 35.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At March 31, 2020, we have total debt of $667.6 million at an average interest rate of approximately 4.4%.
At March 31, 2020 and December 31, 2019, we had $173.0 million and $90.0 million, respectively, in outstanding borrowings under our $250.0 million revolving credit facility. We also had mortgage debt on individual hotels aggregating $494.6 million and $496.9 million at March 31, 2020 and December 31, 2019, respectively.

Our credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2020.

On May 6, 2020, the company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides for the waiver of certain financial covenants through March 31, 2021 and allows Chatham to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, Chatham will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, Chatham added six hotels to the credit facility’s borrowing base which now has a total of 18 properties. The amendment provided Chatham’s credit facility lenders with pledges of the equity in the 18 borrowing base hotels. The amendment places additional limits on Chatham’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million.

We expect to meet our short-term liquidity requirements generally through existing cash balances and availability under our credit facility. We believe that our existing cash balances and availability under our credit facility will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material. While we believe the liquidity provided by our unrestricted cash and credit facility availability, valuable unencumbered assets and aggressive cost reduction initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results. However, we currently expect the COVID-19 pandemic to impact our operations for the quarter ending June 30, 2020 more significantly than it has impacted the quarter ended March 31, 2020.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended dividends after the March 2020 payment due to the decline in operating performance caused by COVID-19 pandemic. We plan to pay dividends required to maintain REIT status. The aggregate amount of dividends and distributions declared for the three months ended March 31, 2020 was $0.22 per common share and LTIP unit. The amount of any dividends is determined by our Board of Trustees.

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

For the three months ended March 31, 2020 and 2019, we invested approximately $6.1 million and $11.7 million for renovations and other non-recurring capital expenditures on our existing hotels, respectively. As a result of the COVID-19 pandemic, we have reduced our planned 2020 capital expenditures by approximately $10 million. We expect to invest an additional $6.8 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2020, including improvements required under any brand PIP.

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect that the total development costs for construction of the hotel to be approximately $65 million, which includes the cost of the land. We have incurred $26.7 million of costs to date, which includes $6.6 million of the land acquisition costs and $20.1 million of other development costs.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2020, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2020 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$5,604	$610	$1,684	$1,770	$1,540
Revolving credit facility, including interest (2)	182,335	3,656	178,679	—	—
Ground leases	73,156	914	2,438	2,438	67,366
Property loans, including interest (2)	564,825	24,428	76,916	447,550	15,931
Total	$825,920	$29,608	$259,717	$451,758	$84,837
2.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.
3.Does not reflect paydowns or additional borrowings under the senior unsecured revolving credit facility after March 31, 2020. Interest payments are based on the interest rate in effect as of March 31, 2020. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.
In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels. The table above also does not include $6.8 million that we expect to invest on renovations, discretionary and emergency capital expenditures on our existing hotels for the remainder of 2020, or $38.3 million of estimated remaining costs associated with our Los Angeles hotel development. Our contracts associated with these planned capital expenditures contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2020 and December 31, 2019 was $468.7 million and $501.5 million, respectively.

At March 31, 2020, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2020 that are sensitive to changes in interest rates (dollars in thousands):

	2020	2021	2022	2023	2024	2025	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$173,000	—	—	—	—	$173,000	$173,000
Average interest rate (1)	—	—	3.48%	—	—	—	—	3.48%
Fixed rate:
Debt	$8,681	$21,908	$9,954	$142,565	$295,586	$15,870	—	$494,564	$468,690
Average interest rate	4.68%	5.26%	4.63%	4.66%	4.64%	4.25%	—	4.66%
(1) Weighted average interest rate based on borrowings at LIBOR of 0.99% plus a margin of 2.00% and prime rate of 4.25% plus a margin of 0.65% for the three months ended March 31, 2020.
We estimate that a hypothetical 100 basis points increase on the variable interest rate would result in additional interest expense of approximately $1.7 million annually. This assumes that the amount outstanding under our floating rate debt remains $173.0 million, the balance as of March 31, 2020.

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

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. As of March 31, 2020, included in accounts payable and accrued expenses is $0.1 million which represents an estimate of the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. Settlement agreements have been negotiated and currently await approval by the applicable courts. As of March 31, 2020, included in accounts payable and accrued expenses is $0.6 million which represents an estimate of the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes detailed discussions of our risk factors under the heading “Risk Factors.”

The current COVID-19 pandemic had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.

The global pandemic caused by the coronavirus known as COVID-19 has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during the first quarter of 2020, which is expected to continue over the upcoming quarters. Globally and throughout the United States, federal and local governments have instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that may continue operations. These restrictions have had a severe impact on the U.S. lodging industry and some of our hotels continue to operate at a significantly reduced occupancy.

The following factors should be considered since the COVID-19 pandemic has significantly adversely affected the ability of our hotel managers to successfully operate our hotels and has, or the continued and prolonged effects of the COVID-19 may have, a significant adverse effect on our financial condition, results of operations and cash flows due to, among other factors:

•Significant reduction of operations at some of our properties;
•a variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a sharp decline in group, business and leisure travel, including but not limited to (i) restrictions on travel mandated by governmental entities or voluntarily imposed by employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19;
•travelers are, and may continue to be, wary to travel where, or because, they may view the risk of contagion as increased and contagion or virus-related deaths linked or alleged to be linked to travel to our properties, whether accurate or not, may injure our reputation;
•travelers may be dissuaded from traveling due to possible enhanced COVID-19-related screening measures which are being implemented across multiple markets we serve;
•travelers may be dissuaded from traveling due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes;
•commercial airline service has been reduced or suspended to many of the areas in which our hotels are located, and if scheduled airline service does not increase or return to normal levels once our resorts are re-opened it could negatively affect our revenues;
•the reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future ability or desire to travel lodging demand and, therefore, our revenues, even after the temporary restrictions are lifted;
•a decrease in the ancillary revenue from amenities at our properties;
•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with the financial covenants of our credit facility or other debt obligations, and result in a default and potentially an acceleration of indebtedness which would adversely affect our financial condition and liquidity;
•difficulty in accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital;
•the general decline in business activity and demand for real estate transactions adversely affecting our ability to acquire additional properties;
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during and after this disruption;
•we may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of reduced operations prompted by the effects of the pandemic; and
•the reduction in our cash flows has caused the suspension of dividends during the first quarter of 2020 and could impact our ability to pay dividends to our stockholders at expected levels in the future.

The rapid development and fluidity of the COVID-19 pandemic makes it extremely difficult to assess its full adverse economic impact, and future impact, on our financial condition, results of operations, cash flows and performance. In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on the Company's business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

The potential effects of the COVID-19 pandemic also could intensify or otherwise affect many of our other risk factors that are included in Part 1-Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report"). Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report are uncertain.

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

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2020,among Chatham Lodging Trust, as parent guarantee, Chatham Lodging L.P., as borrower, the several banks and other financial institutions or entities that are parties thereto, as lenders, and Barclays Bank PLC, as administrative agent.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

(3)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 6, 2020 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 11, 2020	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)