Form 10-Q
period 2020-06-30
Chatham Lodging Trust
filed 2020-08-05
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2020
Common Shares of Beneficial Interest ($0.01 par value per share)	46,967,891

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Investment in hotel properties, net	$1,328,717	$1,347,116
Investment in hotel properties under development	30,546	20,496
Cash and cash equivalents	36,883	6,620
Restricted cash	8,863	13,562
Investment in unconsolidated real estate entities	—	17,969
Right of use asset, net	20,959	21,270
Hotel receivables (net of allowance for doubtful accounts of $355 and $451, respectively)	2,251	4,626
Deferred costs, net	4,495	4,271
Prepaid expenses and other assets	4,612	2,615
Deferred tax asset, net	29	29
Total assets	$1,437,355	$1,438,574
Liabilities and Equity:
Mortgage debt, net	$491,175	$495,465
Revolving credit facility	173,000	90,000
Accounts payable and accrued expenses	19,306	33,012
Distributions and losses in excess of investments in unconsolidated real estate entities	17,778	15,214
Lease liability, net	23,483	23,717
Distributions payable	469	6,142
Total liabilities	725,211	663,550
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at June 30, 2020 and December 31, 2019	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,965,827 and 46,928,445 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	470	469
Additional paid-in capital	905,977	904,273
Accumulated deficit	(207,306)	(142,365)
Total shareholders’ equity	699,141	762,377
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	13,003	12,647
Total equity	712,144	775,024
Total liabilities and equity	$1,437,355	$1,438,574
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Room	$18,389	$79,970	$71,437	$148,055
Food and beverage	117	2,535	2,180	4,962
Other	873	3,934	4,391	7,610
Reimbursable costs from unconsolidated real estate entities	794	1,435	2,374	2,926
Total revenue	20,173	87,874	80,382	163,553
Expenses:
Hotel operating expenses:
Room	4,517	16,372	17,912	31,942
Food and beverage	128	2,120	2,018	4,129
Telephone	351	410	730	843
Other hotel operating	182	971	992	1,910
General and administrative	3,360	6,574	8,636	12,741
Franchise and marketing fees	1,636	6,984	6,356	12,916
Advertising and promotions	854	1,485	2,364	3,018
Utilities	1,863	2,525	4,378	5,275
Repairs and maintenance	1,640	3,431	5,101	7,042
Management fees	848	2,892	2,872	5,436
Insurance	361	365	721	702
Total hotel operating expenses	15,740	44,129	52,080	85,954
Depreciation and amortization	13,667	12,999	26,729	25,771
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
Property taxes, ground rent and insurance	5,892	6,242	11,990	12,409
General and administrative	2,487	3,611	5,252	7,125
Other charges	215	25	2,984	42
Reimbursable costs from unconsolidated real estate entities	794	1,435	2,374	2,926
Total operating expenses	38,795	68,441	116,691	134,227
Operating (loss) income before gain (loss) on sale of hotel property	(18,622)	19,433	(36,309)	29,326
Gain (loss) on sale of hotel property	2	(3,300)	3	(3,300)
Operating (loss) income	(18,620)	16,133	(36,306)	26,026
Interest and other income	39	66	120	121
Interest expense, including amortization of deferred fees	(7,034)	(7,131)	(13,867)	(14,328)
(Loss) income from unconsolidated real estate entities	(1,578)	457	(5,251)	(666)
(Loss) income before income tax expense	(27,193)	9,525	(55,304)	11,153
Income tax expense	—	—	—	—
Net (loss) income	(27,193)	9,525	(55,304)	11,153
Net (loss) income attributable to noncontrolling interests	366	(88)	694	(103)
Net (loss) income attributable to common shareholders	$(26,827)	$9,437	$(54,610)	$11,050

(Loss) income per Common Share - Basic:
Net (loss) income attributable to common shareholders (Note 10)	$(0.57)	$0.20	$(1.16)	$0.23
(Loss) income per Common Share - Diluted:
Net (loss) income attributable to common shareholders (Note 10)	$(0.57)	$0.20	$(1.16)	$0.23
Weighted average number of common shares outstanding:
Basic	46,960,289	46,760,016	46,954,411	46,658,973
Diluted	46,960,289	46,976,999	46,954,411	46,855,916
Distributions declared per common share:	$—	$0.33	$0.22	$0.66
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended June 30, 2019 and 2020
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, April 1, 2019	46,571,005	$466	$897,161	$(113,039)	$784,588	$10,329	$794,917
Issuance of shares, net of offering costs of $32	347,378	3	6,823	—	6,826	—	6,826
Amortization of share based compensation	—	—	15	—	15	1,110	1,125
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,447)	(15,447)	—	(15,447)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(349)	(349)
Reallocation of noncontrolling interest	—	—	70	—	70	(70)	—
Net income	—	—	—	9,437	9,437	88	9,525
Balance, June 30, 2019	46,918,383	$469	$904,069	$(119,049)	$785,489	$11,108	$796,597
Balance, April 1, 2020	46,960,389	$469	$905,936	$(180,479)	$725,926	$12,344	$738,270
Issuance of shares, net of offering costs of $1	5,438	1	35	—	36	—	36
Amortization of share based compensation	—	—	6	—	6	1,025	1,031
Net loss	—	—	—	(26,827)	(26,827)	(366)	(27,193)
Balance, June 30, 2020	46,965,827	$470	$905,977	$(207,306)	$699,141	$13,003	$712,144

 - continued -

Six Months Ended June 30, 2019 and 2020
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2019	46,525,652	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
Issuance of shares pursuant to Equity Incentive Plan	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $201	364,861	4	6,915	—	6,919	—	6,919
Amortization of share based compensation	—	—	31	—	31	2,041	2,072
Dividends declared on common shares ($0.66 per share)	—	—	—	(30,814)	(30,814)	—	(30,814)
Distributions declared on LTIP units ($0.66 per unit)	—	—	—	—	—	(651)	(651)
Reallocation of noncontrolling interest	—	—	337	—	337	(337)	—
Net income	—	—	—	11,050	11,050	103	11,153
Balance, June 30, 2019	46,918,383	$469	$904,069	$(119,049)	$785,489	$11,108	$796,597
Balance, January 1, 2020	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	24,516	—	450	—	450	—	450
Issuance of shares, net of offering costs of $3	12,866	1	125	—	126	—	126
Amortization of share based compensation	—	—	15	—	15	2,397	2,412
Dividends declared on common shares ($0.22 per share)	—	—	—	(10,331)	(10,331)	—	(10,331)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—	—	—	(233)	(233)
Reallocation of noncontrolling interest	—	—	1,114	—	1,114	(1,114)	—
Net loss	—	—	—	(54,610)	(54,610)	(694)	(55,304)
Balance, June 30, 2020	46,965,827	$470	$905,977	$(207,306)	$699,141	$13,003	$712,144

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(55,304)	$11,153
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	26,607	25,647
Amortization of deferred franchise fees	122	124
Amortization of deferred financing fees included in interest expense	489	456
Loss on sale of hotel property	—	3,300
Impairment loss on investment in unconsolidated real estate entities	15,282	—
Share based compensation	2,349	2,297
Accelerated share based compensation for employee severance	288	—
Loss from unconsolidated real estate entities	5,251	666
Changes in assets and liabilities:
Right of use asset	311	307
Hotel receivables	2,378	(2,961)
Deferred costs	(16)	(30)
Prepaid expenses and other assets	(2,022)	(2,152)
Accounts payable and accrued expenses	(11,241)	(791)
Lease liability	(234)	(187)
Net cash (used in) provided by operating activities	(15,740)	37,829
Cash flows from investing activities:
Improvements and additions to hotel properties	(10,424)	(20,716)
Investment in hotel properties under development	(10,050)	(2,503)
Proceeds from sale of hotel properties, net	—	8,987
Distributions from unconsolidated real estate entities	—	411
Net cash used in investing activities	(20,474)	(13,821)
Cash flows from financing activities:
Borrowings on revolving credit facility	86,000	34,500
Repayments on revolving credit facility	(3,000)	(37,000)
Payments on mortgage debt	(4,483)	(2,567)
Payment of financing costs	(627)	(48)
Payment of offering costs	(3)	(201)
Proceeds from issuance of common shares	128	7,119
Distributions-common shares/units	(16,237)	(31,236)
Net cash provided by (used in) financing activities	61,778	(29,433)
Net change in cash, cash equivalents and restricted cash	25,564	(5,425)
Cash, cash equivalents and restricted cash, beginning of period	20,182	32,337
Cash, cash equivalents and restricted cash, end of period	$45,746	$26,912
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,844	$13,753
Capitalized interest	$595	$74
Cash paid for income taxes	$44	$415
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
As of June 30, 2020, the Company had accrued distributions payable of $469. These distributions related to accrued but unpaid distributions on unvested performance based shares and LTIP units. As of June 30, 2019, the Company had accrued distributions payable of $5,895. These distributions were paid on July 26, 2019, except for $658 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $225 and $225 is included in accounts payable and accrued expenses as of June 30, 2020 and 2019, respectively.
Accrued capital improvements of $1,554 and $2,296 are included in accounts payable and accrued expenses as of June 30, 2020 and 2019, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. (“Barclays”), Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the six months ended June 30, 2020, we issued no shares under the ATM Plan. As of June 30, 2020, there was approximately $90.4 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended June 30, 2020, we issued 5,438 shares under the New DRSPP at a weighted average price of $6.54, which generated $35.6 thousand of proceeds. As of June 30, 2020, there was approximately $27.7 million available for issuance under the New DRSPP.
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
As of June 30, 2020, the Company wholly owned 40 hotels with an aggregate of 6,092 rooms located in 15 states and the District of Columbia. As of June 30, 2020, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which currently owns 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), comprising 5,948 rooms and (ii) held a 10% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. We sometimes use the term "JVs", which refers collectively to the NewINK JV and Inland JV.
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

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of June 30, 2020, Island Hospitality Management LLC (“IHM”), which is 52.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 40 of the Company’s wholly owned hotels. As of June 30, 2020, all of the NewINK JV hotels were managed by IHM. As of June 30, 2020, 34 of the Inland JV hotels were managed by IHM and 14 of the Inland JV hotels were managed by Marriott International, Inc. ("Marriott").

Liquidity

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue beyond the containment of the pandemic. On May 6, 2020, we amended our credit facility to suspend financial covenants through March 31, 2021 and provide access to the entire $250 million facility size. We have also taken additional measures to improve our liquidity, including reducing operating expenses, deferring capital expenditures, and suspending dividends. Based on the successful amendment of our credit facility and the steps we have taken to reduce hotel operating costs, delay capital expenditures and suspend dividends, we believe that we have sufficient liquidity to satisfy our obligations for the foreseeable future.

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

3. Disposition of Hotel Properties
On May 7, 2019, the Company sold the Courtyard by Marriott hotel in Altoona, PA for $4.6 million and recognized a loss on the sale of the hotel property of $4.4 million. On May 15, 2019, the Company sold the SpringHill Suites by Marriott hotel in Washington, PA for $5.1 million and recognized a gain on the sale of the hotel property of $1.1 million. Proceeds from the sales were used to repay amounts outstanding on the Company's revolving credit facility. These sales did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results and did not qualify to be reported as discontinued operations.
During the three and six months ended June 30, 2020 and 2019, the Company's consolidated statements of operations included operating income related to the disposed hotels as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Altoona CY	$—	$11	$—	$24
Washington SHS	—	33	—	198
Total	$—	$44	$—	$222

4. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.4 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively.

5. Investment in Hotel Properties

Investment in Hotel Properties,net

Investment in hotel properties, net as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$296,905	$296,884
Building and improvements	1,232,263	1,216,849
Furniture, fixtures and equipment	88,846	81,707
Renovations in progress	15,809	31,589
	1,633,823	1,627,029
Less: accumulated depreciation	(305,106)	(279,913)
Investment in hotel properties, net	$1,328,717	$1,347,116

Investment in hotel properties under development

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We have incurred $30.5 million of costs to date, which includes $6.6 million of land acquisition costs and $23.9 million of other development costs.

6. Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of June 30, 2020 and 2019, the Company’s share of partners’ capital in the NewINK JV was approximately $5.2 million and $46.4 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $23.0 million and $56.5 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company offset approximately $32.2 million of its share of the NewINK JV's impairment loss in the current period by its remaining basis difference in the NewINK JV. The Company serves as managing member of the NewINK JV. During the three and six months ended June 30, 2020 and 2019, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash generated from other activities and excess cash	$—	$411	$—	$411
Total	$—	$411	$—	$411

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony on January 10, 2017 to form a new company, CLNY, which owns a 90% interest in the Inland JV.  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. During the three and six months ended June 30, 2020 and 2019, the Company received no cash distributions from the Inland JV.

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

On April 7, 2020 and May 7, 2020, the NewINK JV failed to make debt service payments related to its $855.0 million loan. The servicer and lender subsequently agreed to fund the April 7, 2020 and May 7, 2020 interest payments for the senior portion of the loan from restricted cash balances that were originally escrowed to fund future capital expenditures. The NewINK JV made the debt payment due to senior lenders on June, 7, 2020 but has not made the debt payment due to senior lenders on July 7, 2020. The NewINK JV did not make the interest payment due to mezzanine lenders on April 7, 2020 and has not made any of the subsequent monthly interest payments due to mezzanine lenders. The failure to make the required debt service payments is an event of default under the NewINK loan agreement and could result in a foreclosure by the lender. The NewINK JV is attempting to negotiate a forbearance agreement with the lender but cannot provide any assurance that such an agreement will be reached. The NewINK JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the NewINK loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

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

On April 9, 2020 the Inland JV failed to make a debt service payment related to its $780.0 million loan and has not made any of its subsequent monthly debt service payments. The failure to make the required debt service payments is an event of default under the Inland loan agreement. The Inland JV has not been successful in negotiating a forbearance agreement with its lenders. The Inland JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the Inland JV loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

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

During the three months ended March 31, 2020, the Company determined that an other than temporary decline in the value of its equity investment in the Inland JV had occurred. The Inland JV’s operating performance has been significantly impacted by the COVID-19 pandemic. The Inland JV has high leverage, limited liquidity and limited ability to fund the current level of operating losses caused by the COVID-19 pandemic for a sustained period of time. Based on these factors, we have assessed that the fair market value of our equity investment in the Inland JV is $0 and the Company did not consider the investment recoverable and therefore recorded an impairment of $15.3 million on the investment. Since the Company’s basis in the Inland JV is now $0 and we expect that ongoing losses are not sustainable, we stopped recording any equity income or losses from the Inland JV as of March 31, 2020.

The Company's recorded investments in the NewINK JV and the Inland JV were $(17.8) million and $0.0 million, respectively, at June 30, 2020. The following table sets forth the combined components of net loss, including the Company’s share, related to all JVs for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$37,897	$134,457	$128,767	$246,576
Total hotel operating expenses	39,987	84,974	111,952	164,073
Hotel operating (loss) income	$(2,090)	$49,483	$16,815	$82,503
Impairment loss	$561,494	$—	$575,375	$—
Net (loss) income from continuing operations	$(604,721)	$565	$(645,006)	$(14,454)
Gain (loss) on sale of hotels	68	—	(14)	—
Net (loss) income	$(604,653)	$565	$(645,020)	$(14,454)

(Loss) income allocable to the Company	$(1,905)	$58	$(5,977)	$(1,464)
Basis difference adjustment	327	399	726	798
Total (loss) income from unconsolidated real estate entities attributable to the Company	$(1,578)	$457	$(5,251)	$(666)

7. Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	6/30/20 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2020	December 31, 2019
Revolving Credit Facility (1)	3.11%	March 8, 2022	$397,214	$173,000	$90,000
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	20,455	12,790	12,936
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	44,234	26,957	27,272
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	29,231	15,381	15,563
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	31,535	21,038	21,291
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	30,651	17,345	17,559
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	34,361	21,278	21,520
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	63,198	43,433	43,857
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	41,239	31,762	32,053
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	77,528	63,918	64,406
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	85,898	69,738	70,270
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	63,983	47,939	48,305
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	51,144	37,384	37,670
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	33,953	29,590	29,817
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	38,620	20,713	20,931
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	13,489	15,553	15,693
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	16,111	17,558	17,717

Total debt before unamortized debt issue costs			$1,072,844	$665,377	$586,860
Unamortized mortgage debt issue costs				(1,202)	(1,395)
Total debt outstanding				$664,175	$585,465

(1)The interest rate for the revolving credit facility is variable and based on LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million.
At June 30, 2020 and December 31, 2019, the Company had $173.0 million and $90.0 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2020 and December 31, 2019 was $479.5 million and $501.5 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of June 30, 2020, the Company’s only variable rate debt is under its revolving credit facility. The estimated fair value of the Company’s variable rate debt as of June 30, 2020 and December 31, 2019 was $173.0 million and $90.0 million, respectively.

On May 6, 2020, the company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides for the waiver of certain financial covenants through March 31, 2021 and allows Chatham to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, Chatham will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, Chatham added six hotels to the credit facility’s borrowing base which now has a total of 18 properties. The amendment provided Chatham’s credit facility lenders with pledges of the equity in the 18 borrowing base hotels. The amendment places additional limits on Chatham’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. As of June 30, 2020, the Company was in compliance with all of its modified financial covenants.
Future scheduled principal payments of debt obligations as of June 30, 2020, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2020 (remaining six months)	$4,982
2021	22,050
2022	182,954
2023	143,084
2024	296,387
2025	15,920
Thereafter	—
Total debt before unamortized debt issue costs	$665,377
Unamortized mortgage debt issue costs	(1,202)
Total debt outstanding	$664,175

8. Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three months ended June 30, 2020 and 2019 and zero for the six months ended June 30, 2020 and 2019
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2020. As of June 30, 2020, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
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

9. Dividends Declared and Paid

The Company declared total common share dividends of $0.22 per share and distributions on LTIP units of $0.22 per unit for the six months ended June 30, 2020. The Company suspended dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. The dividends and distributions were as follows:

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(26,827)	$9,437	$(54,610)	$11,050
Dividends paid on unvested shares and units	—	(107)	(50)	(192)
Net income (loss) attributable to common shareholders	$(26,827)	$9,330	$(54,660)	$10,858
Denominator:
Weighted average number of common shares - basic	46,960,289	46,760,016	46,954,411	46,658,973
Unvested shares	—	216,983	—	196,943
Weighted average number of common shares - diluted	46,960,289	46,976,999	46,954,411	46,855,916
Basic income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$(0.57)	$0.20	$(1.16)	$0.23
Diluted income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$(0.57)	$0.20	$(1.16)	$0.23

11. Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2020 and 2019, the Company issued 24,516 and 27,870 common shares, respectively, to its independent trustees as compensation for services performed in 2019 and 2018, respectively. As of June 30, 2020, there were 760,748 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows:

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	5,001	$18.33	8,334	$18.52
Granted	—	—	—	—
Vested	(1,667)	20.20	(3,333)	18.80
Forfeited	—	—	—	—
Non-vested at end of the period	3,334	$17.40	5,001	$18.33

As of June 30, 2020 and December 31, 2019, there were $43.0 thousand and $58.5 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2020, these costs were expected to be recognized over a weighted–average period of approximately 1.5 years. For the three months ended June 30, 2020 and 2019, the Company recognized approximately $7.3 thousand and $15.7 thousand, respectively, and for six months ended June 30, 2020 and 2019, the Company recognized approximately $15.5 thousand and $31.3 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows:

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	598,320	$18.30	476,398	$17.73
Granted	325,507	13.42	221,853	18.73
Vested	(254,218)	18.82	(99,931)	16.55
Forfeited	—	$—	—	$—
Non-vested at end of the period	669,609	$15.73	598,320	$18.30

Outperformance Plan LTIP Awards

On June 1, 2015, the Company's Operating Partnership granted 183,300 Class A Performance LTIP units, as recommended by the Compensation Committee of the Board (the “Compensation Committee”), pursuant to a long-term, multi-year performance plan (the “Outperformance Plan”). As of June 1, 2018, the Class A Performance LTIP units did not meet the required market based Total Shareholder Return ("TSR") measurements and therefore, the accrued dividends and units have been forfeited. The expense related to these LTIP units was completely amortized as of May 31, 2020.

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

The Company recorded $1.0 million and $1.1 million in compensation expense related to the LTIP units for the three months ended June 30, 2020 and 2019, respectively, and six months ended June 30, 2020 and 2019, the Company recognized approximately $2.4 million and $2.0 million, respectively. As of June 30, 2020 and December 31, 2019, there was $6.9 million and $4.9 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.1 years, which represents the weighted average remaining vesting period of the LTIP units.

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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of June 30, 2020. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information regarding the Company's leases for which it is the lessee, as of June 30, 2020:

Total Future Lease Payments
Amount
2020 (remaining six months)	$1,018
2021	2,051
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$78,254
Less: Imputed interest	(54,771)
Present value of lease liabilities	$23,483

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2019, for each of the next five calendar years and thereafter:

Amount
2020	$2,027
2021	2,051
2022	2,071
2023	2,093
2024	2,115
Thereafter	68,906
Total lease payments	$79,263
Less: Imputed interest	(55,546)
Present value of lease liabilities	$23,717

For the six months ended June 30, 2020, the Company incurred $0.6 million of fixed lease payments and $1.0 thousand of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of June 30, 2020:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2020	$21,270	$23,717
Amortization	(311)	(234)
Balance as of June 30, 2020	$20,959	$23,483

Lease Term and Discount Rate	6/30/2020

Weighted-average remaining lease term (years)	40.70
Weighted-average discount rate	6.56%

13. Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in several class action lawsuits pending in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. As of June 30, 2020, included in accounts payable is $0.1 million which represents an estimate of the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. Settlement agreements have been negotiated and currently await approval by the applicable courts. As of June 30, 2020, included in accounts payable and accrued expenses is $0.6 million which represents an estimate of the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM.
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
Management fees totaled approximately $0.8 million and $2.9 million, respectively, for the three months ended June 30, 2020 and 2019, respectively, and approximately $2.9 million and $5.4 million, respectively, for the six months ended June 30, 2020 and 2019.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $1.6 million and $7.0 million, respectively, for the three months ended June 30, 2020 and 2019 and approximately $6.4 million and $12.9 million, respectively, for the six months ended June 30, 2020 and 2019. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being July 2030.

14. Related Party Transactions

Prior to March 1, 2019, Mr. Fisher owned 51% of IHM. On March 1, 2019, Mr. Fisher acquired the 1.5% ownership interest of an employee who was leaving IHM. As of June 30, 2020, Mr. Fisher owns 52.5% of IHM. As of June 30, 2020, the Company had hotel management agreements with IHM to manage all 40 of its wholly owned hotels. As of June 30, 2020, all 46 hotels owned by the NewINK JV and 34 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended June 30, 2020 and 2019 were $0.8 million and $2.9 million, respectively, and for the six months ended June 30, 2020 and 2019 were $2.9 million and $5.4 million, respectively. At June 30, 2020 and December 31, 2019, the amounts due to IHM were $0.4 million and $0.7 million, respectively. The Company provides services to an entity Castleblack Owner Holding, LLC ("Castleblack") which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. During the six months ended June 30, 2020 and 2019 the company received $49 thousand and $66 thousand, respectively, for these services.
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

15. Subsequent Events

The Inland JV has not been successful in negotiating a forbearance agreement with its lenders. After June 30, 2020, at the direction of the special servicer for the Inland JV loan, control of Inland JV properties is starting to be transitioned to a court appointed receiver. When the receiver has been appointed for Inland JV hotels, it has replaced IHM with new hotel management companies. The Inland JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the Inland JV loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

On August 4, 2020, a subsidiary of Chatham entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a $40 million loan to fund the remaining construction costs of the Warner Center hotel development. $1.5 million of the loan was funded at close and additional amounts will be funded over time as work on the project is completed. The loan has an initial term of 4 years and there are two six-month extension options. The rate on the loan is LIBOR, subject to a 0.25% floor, plus a spread of 7.5%. After the property has achieved a 9.0% debt yield, the spread will decrease to 6.0%. The loan is guaranteed by Chatham Lodging, L.P.

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

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, peoples' willingness to travel and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry and the Company cannot be predicted at this time. The full magnitude of the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity, and future results of operations will depend on future developments which are highly uncertain. The Company has taken actions to mitigate the operating and financial impact of the COVID-19 pandemic including suspending monthly dividends, reducing 2020 capital expenditures, borrowing under its credit facility, obtaining credit facility covenant waivers, and temporarily reducing executive compensation.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements, including those with regard to the potential future impact of the COVID-19 pandemic, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the COVID-19 pandemic on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of the COVID-19 pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic the impact of and changes to various government programs, including in response to COVID-19, the timing of the development of any effective cure or treatment for COVID-19, the restoration of public confidence in domestic and international travel and or ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as updated by the Company's subsequent filings with the SEC under the Exchange Act, including the Quarterly Report for the three months ended March 31, 2020 and this Quarterly Report on Form 10-Q for the three months ended June 30, 2020.

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

The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership"), draw-downs under our revolving credit facility, the incurrence or assumption of debt, available cash, proceeds from dispositions of assets or distributions from our 10.3% investment in a joint venture with affiliates of Colony Capital, Inc. (“CLNY”) that owns 46 hotels (the "NewINK JV"). We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At June 30, 2020, our leverage ratio was 36.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of June 30, 2020, we have total debt of $665.4 million at an average interest rate of approximately 4.3%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. Smith Travel Research reported that US lodging industry RevPAR declined 69.9% for the three months ended June 30, 2020, with RevPAR down 79.9% in April 2020, down 71.0% in May 2020 and down 60.6% in June 2020. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, peoples' willingness to travel, and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry cannot be predicted at this time.

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

Results of operations for the three months ended June 30, 2020 include the operating activities of our 40 wholly owned hotels that were owned for the entire period and our investments in the NewINK JV and Inland JV. We sold one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 pandemic. The comparisons below are influenced by these dispositions and the COVID-19 pandemic.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2020	June 30, 2019	% Change
Room	$18,389	$79,970	(77.0)%
Food and beverage	117	2,535	(95.4)%
Other	873	3,934	(77.8)%
Cost reimbursements from unconsolidated real estate entities	794	1,435	(44.7)%
Total revenue	$20,173	$87,874	(77.0)%

Total revenue was $20.2 million for the quarter ended June 30, 2020, down $67.7 million compared to total revenue of $87.9 million for the corresponding 2019 period. The primary decrease in total revenue was related to the COVID-19 pandemic. Total revenue related to the two hotels sold in 2019 contributed $0.6 million of the decrease. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.2% and 91.0%, respectively, of total revenue for the quarters ended June 30, 2020 and 2019. Room revenue was $18.4 million and $80.0 million for the quarters ended June 30, 2020 and 2019, respectively, and the decrease in room revenue primarily was related to the COVID-19 pandemic. Room revenue related to the two hotels sold in 2019 contributed $0.5 million of the decrease.

Food and beverage revenue was $0.1 million for the quarter ended June 30, 2020, down $2.4 million compared to $2.5 million for the corresponding 2019 period. The decrease in food and beverage revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was down $3.0 million for the three months ended June 30, 2020. Other operating revenue was $0.9 million and $3.9 million for the quarters ended June 30, 2020 and 2019, respectively. The decrease in other operating revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.
Reimbursable costs from unconsolidated real estate entities, comprised of payroll costs at the JVs and Castleblack Owner Holding, LLC ("Castleblack"), which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $0.8 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, U.S lodging industry RevPAR for the three months ended June 30, 2020 and 2019 decreased 69.9% and increased 1.1%, respectively, in the 2020 and 2019 periods as compared to the respective prior periods. Smith Travel Research reported that US lodging industry RevPAR declined 79.9% in April 2020, declined 71.0% in May 2020 and declined 60.6% in June 2020. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of June 30, 2020 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended June 30,
	2020		2019		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (40/42 hotels)
Occupancy	33.8%	33.8%	83.3%	83.6%	(59.4)%	(59.6)%
ADR	$98.20	$98.20	$172.00	$172.08	(42.9)%	(42.9)%
RevPAR	$33.17	$33.17	$143.31	$143.81	(76.9)%	(76.9)%

For the three months ended June 30, 2020 same property RevPAR decreased 76.9% due to a decrease in ADR of 42.9% and an decrease in occupancy of 59.4% primarily related to the COVID-19 pandemic. Same property RevPAR declined 82.7% in April 2020, declined 77.9% in May 2020, and declined 70.6% in June 2020. Same property RevPAR was $23.83 in April 2020, $30.93 in May 2020, and $44.81 in June 2020.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2020	June 30, 2019	% Change
Hotel operating expenses:
Room	$4,517	$16,372	(72.4)%
Food and beverage	128	2,120	(94.0)%
Telephone	351	410	(14.4)%
Other	182	971	(81.3)%
General and administrative	3,360	6,574	(48.9)%
Franchise and marketing fees	1,636	6,984	(76.6)%
Advertising and promotions	854	1,485	(42.5)%
Utilities	1,863	2,525	(26.2)%
Repairs and maintenance	1,640	3,431	(52.2)%
Management fees	848	2,892	(70.7)%
Insurance	361	365	(1.1)%
Total hotel operating expenses	$15,740	$44,129	(64.3)%

Hotel operating expenses decreased $28.4 million or 64.3% to $15.7 million for the three months ended June 30, 2020 from $44.1 million for the three months ended June 30, 2019. The primary cause of the decrease in hotel operating expenses was related to the decrease in revenues and occupancy caused by the COVID-19 pandemic. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic. Total hotel operating expense related to the two hotels sold in 2019 contributed $0.5 million of the decrease.

Room expenses, which are the most significant component of hotel operating expenses, decreased $11.9 million from $16.4 million in 2019 to $4.5 million in the second quarter of 2020. The decrease in room expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic. Room expenses related to the two hotels sold in 2019 contributed $0.2 million of the decrease.

The remaining hotel operating expenses decreased $16.6 million, from $27.8 million in the second quarter of 2019 to $11.2 million in the second quarter of 2020. The decrease in other remaining expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic. A decrease of $0.3 million in hotel operating expenses related to the two hotels sold in 2019.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million from $13.0 million for the three months ended June 30, 2019 to $13.7 million for the three months ended June 30, 2020. The increase was primarily due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased from $6.2 million for the three months ended June 30, 2019 to $5.9 million for the three months ended June 30, 2020. The decrease was primarily related to decreased ground rent at our hotels due to lower revenues.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.1 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively) decreased to $1.3 million for the three months ended June 30, 2020 from $2.4 million in the three months ended June 30, 2019 with the decrease primarily due to a reduction in compensation.

Other Charges

Other charges increased from $25 thousand for the three months ended June 30, 2019 to $0.2 million for the three months ended June 30, 2020. Other charges primarily include deductibles related to insurance claims.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and rent costs of the NewINK JV, Inland JVs and Castleblack, which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $0.8 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Gain (loss) on Sale of Hotel Property

Gain on sale of hotel property decreased $3.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the $3.3 million loss from the sales of the Courtyard Altoona, PA on May 7, 2019 and the SpringHill Suites Washington, PA on May 15, 2019 and no comparable loss in 2020.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $27 thousand from $66 thousand for the three months ended June 30, 2019 to $39 thousand for the three months ended June 30, 2020. The decrease is primarily related to reimbursements from escrow accounts from previous lenders in 2019.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.1 million from $7.1 million for the three months ended June 30, 2019 to $7.0 million for the three months ended June 30, 2020 and is comprised of the following (dollars in thousands):

	For the three months ended
	June 30, 2020	June 30, 2019	% Change
Mortgage debt interest	$5,811	$5,908	(1.6)%
Credit facility interest and unused fees	1,278	1,070	19.4%
Capitalized interest	(318)	(74)	329.7%
Amortization of deferred financing costs	263	227	15.9%
Total	$7,034	$7,131	(1.4)%

The decrease in interest expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily related to an increase in capitalized interest and a decrease in interest expense on the Company's mortgage debt due to lower principal balances for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

(Loss) income from Unconsolidated Real Estate Entities

Income from unconsolidated real estate entities was $0.5 million for the three months ended June 30, 2019 compared to a loss of $1.6 million for the three months ended June 30, 2020. The decrease is due primarily to a decline in operating performance due to the COVID-19 pandemic.

Income Tax Expense

Income tax expense for the three months ended June 30, 2020 and 2019 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2020 and recognizes full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net loss

Net loss was $27.2 million for the three months ended June 30, 2020, compared to net loss of $9.5 million for the three months ended June 30, 2019. The change in net income was due to the factors discussed above.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

Results of operations for the six months ended June 30, 2020 include the operating activities of our 40 wholly owned hotels that were owned for the entire period, partial period results for two hotels which were sold during this period, and our investments in the NewINK JV and Inland JV. We sold one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 pandemic. The majority of the negative impact of the COVID-19 pandemic on our hotels’ operations began during the second half of March 2020, so the results of operations for the six months ended June 30, 2020 reflect the negative impact of the COVID-19 pandemic for only a portion of the period. The comparisons below are influenced by these dispositions and the COVID-19 pandemic.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019	% Change
Room	$71,437	$148,055	(51.7)%
Food and beverage	2,180	4,962	(56.1)%
Other	4,391	7,610	(42.3)%
Cost reimbursements from unconsolidated real estate entities	2,374	2,926	(18.9)%
Total revenue	$80,382	$163,553	(50.9)%

Total revenue was $80.4 million for the six months ended June 30, 2020, down $83.2 million compared to total revenue of $163.6 million for the corresponding 2019 period. The decrease in total revenue primarily was related to the COVID-19 pandemic. Total revenue related to the two hotels sold in 2019 contributed $1.6 million of the decrease. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 88.9% and 90.5% of total revenue for the six months ended June 30, 2020 and 2019, respectively. Room revenue was $71.4 million and $148.1 million for the six months ended June 30, 2020 and 2019, respectively, and the decrease in room revenue primarily was related to the COVID-19 pandemic. Room revenue related to the two hotels sold in 2019 contributed $1.5 million of the decrease.

Food and beverage revenue was $2.2 million, for the six months ended June 30, 2020, down $2.8 million, compared to $5.0 million for the corresponding 2019 period. The decrease in food and beverage revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue was down $3.2 million for the six months ended June 30, 2020. Other operating revenue was $4.4 million and $7.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in other operating revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.

Reimbursable costs from unconsolidated real estate entities, comprised of payroll costs at the JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.4 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2020 and 2019 decreased 45.5% and increased 1.2%, respectively, in the 2020 and 2019 periods as compared to the respective prior year periods. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of June 30, 2020 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the six months ended June 30,
	2020		2019		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (40/42 hotels)
Occupancy	48.2%	48.2%	79.7%	79.8%	(39.5)%	(39.6)%
ADR	$133.57	$133.57	$166.74	$165.99	(19.9)%	(19.5)%
RevPAR	$64.44	$64.44	$132.87	$132.43	(51.5)%	(51.3)%
For the six months ended June 30, 2020 same property RevPAR decreased 51.5% due to a decrease in ADR of 19.9% and a decrease in occupancy of 39.5% primarily related to the COVID-19 pandemic.

Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the six months ended
	June 30, 2020	June 30, 2019	% Change
Hotel operating expenses:
Room	$17,912	$31,942	(43.9)%
Food and beverage	2,018	4,129	(51.1)%
Telephone	730	843	(13.4)%
Other	992	1,910	(48.1)%
General and administrative	8,636	12,741	(32.2)%
Franchise and marketing fees	6,356	12,916	(50.8)%
Advertising and promotions	2,364	3,018	(21.7)%
Utilities	4,378	5,275	(17.0)%
Repairs and maintenance	5,101	7,042	(27.6)%
Management fees	2,872	5,436	(47.2)%
Insurance	721	702	2.7%
Total hotel operating expenses	$52,080	$85,954	(39.4)%

Hotel operating expenses decreased $33.9 million to $52.1 million for the six months ended June 30, 2020 from $86.0 million for the six months ended June 30, 2019. The primary cause of the decrease in hotel operating expenses was related to the decrease in revenues and occupancy caused by the COVID-19 pandemic. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic. Total hotel operating expense related to the two hotels sold in 2019 contributed $1.3 million of the decrease.

Room expenses, which are the most significant component of hotel operating expenses, decreased $14.0 million from $31.9 million for the six months ended June 30, 2019 to $17.9 million for the six months ended June 30, 2020. Room expenses related to the two hotels sold in 2019 contributed $0.4 million of the decrease. The decrease in room expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic.

The remaining hotel operating expenses decreased $19.8 million, from $54.0 million for the six months ended June 30, 2019 to $34.2 million for the six months ended June 30, 2020. The decrease in other remaining expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic. A decrease of $0.9 million in hotel operating expenses related to the two hotels sold in 2019.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million from $25.8 million for the six months ended June 30, 2019 to $26.7 million for the six months ended June 30, 2020. The increase was primarily due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss on Investment in Unconsolidated Real Estate Entities

Impairment loss on investment in unconsolidated real estate entities increased $15.3 million for the six months ended June 30, 2020. The Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV during the six months ended June 30, 2020 related to a decline in operating performance caused by the COVID-19 pandemic.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses decreased $0.4 million from $12.4 million for the six months ended June 30, 2019 to $12.0 million for the six months ended June 30, 2020. The decrease was primarily related to decreased ground rent at our hotels due to lower revenues and a reduction of $0.1 million from the two hotels sold in 2019.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.4 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively) decreased $1.9 million to $2.9 million for the six months ended June 30, 2020 from $4.8 million for the six months ended June 30, 2019 with the decrease primarily due to a reduction in compensation.

Other Charges

Other charges increased $2.9 million from $42.0 thousand for the six months ended June 30, 2019 to $3.0 million for the six months ended June 30, 2020. Other charges primarily include severance costs and accelerated vesting of LTIP awards related to the departure of our former Chief Investment Officer and deductibles for insurance claims.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll costs at the JVs and an entity, Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $2.4 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Gain (loss) on Sale of Hotel Property

Gain on sale of hotel property decreased $3.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the $3.3 million loss from the sales of the Courtyard Altoona, PA on May 7, 2019 and the SpringHill Suites Washington, PA on May 15, 2019 and no comparable loss in 2020.

Interest and Other Income

Interest on cash and cash equivalents and other income remained level from $0.1 million for the six months ended June 30, 2019 to $0.1 million for the six months ended June 30, 2020.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.4 million from $14.3 million for the six months ended June 30, 2019 to $13.9 million for the six months ended June 30, 2020 and is comprised of the following (dollars in thousands):

	For the six months ended
	June 30, 2020	June 30, 2019	% Change
Mortgage debt interest	$11,649	$11,768	(1.0)%
Credit facility interest and unused fees	2,321	2,174	6.8%
Capitalized interest	(595)	(74)	704.1%
Amortization of deferred financing costs	492	460	7.0%
Total	$13,867	$14,328	(3.2)%

The decrease in interest expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to an increase in capitalized interest for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

(Loss) income from Unconsolidated Real Estate Entities

(Loss) income from unconsolidated real estate entities increased $4.6 million from a loss of $0.7 million for the six months ended June 30, 2019 to a loss of $5.3 million for the six months ended June 30, 2020. The increase is due primarily to a decline in operating performance due to the COVID-19 pandemic.

Income Tax Expense

Income tax expense for the six months ended June 30, 2020 and 2019 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2020 and recognizes full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net loss
Net loss was $55.3 million for the six months ended June 30, 2020, compared to net income of $11.2 million for the six months ended June 30, 2019. The change in net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Funds From Operations (“FFO”):
Net (loss) income	$(27,193)	$9,525	$(55,304)	$11,153
(Gain) loss on sale of hotel property	(2)	3,300	(3)	3,300
(Gain) loss on sale of assets within the unconsolidated real estate entities	(7)	—	1	—
Depreciation	13,606	12,937	26,607	25,647
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
Impairment loss from unconsolidated real estate entities	—	—	1,388	—
Adjustments for unconsolidated real estate entity items	937	1,881	2,863	3,700
FFO attributable to common share and unit holders	(12,659)	27,643	(9,166)	43,800
Other charges	215	25	2,984	42
Adjustments for unconsolidated real estate entity items	5	5	5	5
Adjusted FFO attributable to common share and unit holders	$(12,439)	$27,673	$(6,177)	$43,847
Weighted average number of common shares and units
Basic	47,676,905	47,222,414	47,586,456	47,095,412
Diluted	47,676,905	47,439,397	47,586,456	47,292,355
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net (loss) income	$(27,193)	$9,525	$(55,304)	$11,153
Interest expense	7,034	7,131	13,867	14,328
Depreciation and amortization	13,667	12,999	26,729	25,771
Adjustments for unconsolidated real estate entity items	1,828	4,418	5,901	8,773
EBITDA	(4,664)	34,073	(8,807)	60,025
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
Impairment loss from unconsolidated real estate entities	—	—	1,388	—
(Gain) loss on sale of hotel property	(2)	3,300	(3)	3,300
(Gain) loss on the sale of assets within unconsolidated real estate entities	(7)	—	1	—
EBITDAre	(4,673)	37,373	7,861	63,325
Other charges	215	25	2,984	42
Adjustments for unconsolidated real estate entity items	5	18	7	20
Share based compensation	1,145	1,238	2,350	2,297
Adjusted EBITDA	$(3,308)	$38,654	$13,202	$65,684

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
The following is a presentation of Adjusted Hotel EBITDA for the three and six months ended June 30, 2020 and 2019 (in thousands):

		For the three months ended		For the six months ended
		June 30,		June 30,
		2020	2019	2020	2019

Net (loss) income		$(27,193)	$9,525	$(55,304)	$11,153
Add:	Interest expense	7,034	7,131	13,867	14,328
	Depreciation and amortization	13,667	12,999	26,729	25,771
	Corporate general and administrative	2,487	3,611	5,252	7,125
	Other charges	215	25	2,984	42
	Loss from unconsolidated real estate entities	1,578	—	5,251	666
	Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
	Loss on sale of hotel property	—	3,300	—	3,300
Less:	Interest and other income	(39)	(66)	(120)	(121)
	Gain on sale of hotel property	(2)	—	(3)	—
	Income from unconsolidated real estate entities	—	(457)	—	—
	Adjusted Hotel EBITDA	$(2,253)	$36,068	$13,938	$62,264

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

As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and restricted cash of approximately $45.7 million and $20.2 million, respectively.

For the six months ended June 30, 2020, net cash flows used in operations were $15.7 million, driven by net loss of $55.3 million, $50.4 million of non-cash items, including $27.2 million of depreciation and amortization, $2.3 million of share-based compensation expense, $0.3 million of accelerated LTIP compensation, $5.3 million related to loss from unconsolidated entities and $15.3 million related to the impairment of out interest in the Inland JV. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $10.8 million. Net cash flows used in investing activities were $20.5 million, primarily related to capital improvements on our 40 wholly owned hotels of $10.4 million and $10.1 million related to the development of a new hotel. Net cash flows provided by financing activities were $61.8 million, comprised of $0.1 million of common equity proceeds raised through sales under our DRSPP and ATM, net borrowings of our senior unsecured revolving credit facility of $83.0 million, offset by principal payments on mortgage debt of $4.5 million, payments of financing and offering costs of $0.6 million and distributions to shareholders of $16.2 million.

For the six months ended June 30, 2019, net cash flows provided by operations were $37.8 million, driven by net income of $11.2 million, $29.1 million of non-cash items, including $26.2 million of depreciation and amortization, $2.3 million of share-based compensation expense and $0.6 million related to loss from unconsolidated entities. In addition, a loss on the sale of two hotels of $3.3 million and changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $5.8 million. Net cash flows used in investing activities were $13.8 million, primarily related to capital improvements on our 40 wholly owned hotels of $23.2 million, offset by proceeds from the sale of the Altoona and Washington, PA hotels of $9.0 million and distributions of $0.4 million received from unconsolidated real estate entities. Net cash flows used by financing activities were $29.4 million, comprised of $7.1 million of common equity proceeds raised through sales under our DRSPP and ATM, offset by net repayments of our senior unsecured revolving credit facility of $2.5 million, by principal payments on mortgage debt of $2.6 million, payments of financing and offering costs of $0.2 million, and distributions to shareholders of $31.2 million.
We declared total dividends of $0.22 and $0.22 per common share and LTIP unit for the six months ended June 30, 2020 and $0.66 and $0.66 per common share and LTIP unit for the six months ended June 30, 2019, respectively.
Liquidity and Capital Resources

At June 30, 2020, our leverage ratio was approximately 36.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At June 30, 2020, we have total debt of $665.4 million at an average interest rate of approximately 4.3%.
At June 30, 2020 and December 31, 2019, we had $173.0 million and $90.0 million, respectively, in outstanding borrowings under our $250.0 million revolving credit facility. We also had mortgage debt on individual hotels aggregating $492.4 million and $496.9 million at June 30, 2020 and December 31, 2019, respectively.

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

On May 6, 2020, the company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides for the waiver of certain financial covenants through March 31, 2021 and allows Chatham to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, Chatham will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, Chatham added six hotels to the credit facility’s borrowing base which now has a total of 18 properties. The amendment provided Chatham’s credit facility lenders with pledges of the equity in the 18 borrowing base hotels. The amendment places additional limits on Chatham’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. We were in compliance with all modified financial covenants at June 30, 2020.

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

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. We plan to pay dividends required to maintain REIT status. The aggregate amount of dividends and distributions declared for the six months ended June 30, 2020 was $0.22 per common share and LTIP unit. The amount of any dividends is determined by our Board of Trustees.

Capital Expenditures

We intend to maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisors' standards and any agreed-upon requirements in our management and loan agreements. After we acquire a hotel property, we may be required to complete a property improvement plan (“PIP”) in order to be granted a new franchise license for that particular hotel property. PIPs are intended to bring the hotel property up to the franchisors' standards. Certain of our loans require that we escrow, for property improvement purposes, at the hotels collateralizing these loans, amounts up to 5% of gross revenue from such hotels. We intend to spend amounts necessary to comply with any reasonable loan or franchisor requirements and otherwise to the extent that such expenditures are in the best interest of the hotel. To the extent that we spend more on capital expenditures than is available from our operations, we intend to fund those capital expenditures with available cash and borrowings under our revolving credit facility.

For the three months ended June 30, 2020 and 2019, we invested approximately $4.3 million and $11.5 million for renovations and other non-recurring capital expenditures on our existing hotels, respectively, and for the six months ended June 30, 2020 and 2019, we invested approximately $10.4 million and $20.7 million, respectively. As a result of the COVID-19 pandemic, we have reduced our planned 2020 capital expenditures by approximately $10 million. We expect to invest an additional $4.0 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2020, including improvements required under any brand PIP.

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect that the total development costs for construction of the hotel to be approximately $70 million, which includes the cost of the land. We have incurred $30.5 million of costs to date, which includes $6.6 million of the land acquisition costs and $23.9 million of other development costs.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2020, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2020 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$5,403	$409	$1,684	$1,770	$1,540
Revolving credit facility, including interest (2)	182,317	2,767	179,550	—	—
Ground leases	72,851	609	2,438	2,438	67,366
Property loans, including interest (2)	556,980	16,285	77,214	447,550	15,931
Total	$817,551	$20,070	$260,886	$451,758	$84,837
1.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.
2.Does not reflect paydowns or additional borrowings under the revolving credit facility after June 30, 2020. Interest payments are based on the interest rate in effect as of June 30, 2020. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.
In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels. The table above also does not include $4.0 million that we expect to invest on renovations, discretionary and emergency capital expenditures on our existing hotels for the remainder of 2020, or $39.5 million of estimated remaining costs associated with our Los Angeles hotel development. Our contracts associated with these planned capital expenditures contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2020 and December 31, 2019 was $479.5 million and $501.5 million, respectively.

At June 30, 2020, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2020 that are sensitive to changes in interest rates (dollars in thousands):

	2020	2021	2022	2023	2024	2025	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$173,000	—	—	—	—	$173,000	$173,000
Average interest rate (1)	—	—	3.11%	—	—	—	—	3.11%
Fixed rate:
Debt	$4,982	$22,050	$9,954	$143,084	$296,387	$15,920	—	$492,377	$479,471
Average interest rate	4.69%	5.27%	4.63%	4.66%	4.64%	4.25%	—	4.66%
(1) Weighted average interest rate based on borrowings at LIBOR of 0.50% plus a margin of 2.50% at June 30, 2020.

All of our floating rate debt is currently subject to a 0.5% LIBOR floor. At June 30, 2020 1-month LIBOR was 0.17%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $1.2 million annually. This assumes that the amount outstanding under our floating rate debt remains $173.0 million, the balance as of June 30, 2020.

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

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. As of June 30, 2020, included in accounts payable and accrued expenses is $0.1 million which represents an estimate of the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. Settlement agreements have been negotiated and currently await approval by the applicable courts. As of June 30, 2020, included in accounts payable and accrued expenses is $0.6 million which represents an estimate of the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes detailed discussions of our risk factors under the heading “Risk Factors.”

The current COVID-19 pandemic had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.

The global pandemic caused by the coronavirus known as COVID-19 has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during the first half of 2020, which is expected to continue over the upcoming quarters. Globally and throughout the United States, federal and local governments have instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that may continue operations. Although certain of these restrictions have begun, and may continue, to ease in some places, the ongoing COVID-19 pandemic, including large outbreaks of COVID-19 in various regions, has resulted, and may continue to result, in their reinstitution. These restrictions have had a severe impact on the U.S. lodging industry and some of our hotels continue to operate at a significantly reduced occupancy.

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
•the increase in number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cybersecurity attacks, and an increase in the number of points of potential attack;
•we may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of reduced operations prompted by the effects of the pandemic; and
•the reduction in our cash flows caused the suspension of dividends during the first quarter of 2020, and continued suspension through the second quarter of 2020, and could impact our ability to pay dividends to our stockholders at expected levels in the future.

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

CHATHAM LODGING TRUST

Dated:	August 5, 2020	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)