Form 10-Q
period 2020-09-30
Chatham Lodging Trust
filed 2020-10-29
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2020
Common Shares of Beneficial Interest ($0.01 par value per share)	46,972,404

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Investment in hotel properties, net	$1,320,765	$1,347,116
Investment in hotel properties under development	33,719	20,496
Cash and cash equivalents	31,570	6,620
Restricted cash	10,845	13,562
Investment in unconsolidated real estate entities	—	17,969
Right of use asset, net	20,801	21,270
Hotel receivables (net of allowance for doubtful accounts of $370 and $451, respectively)	2,228	4,626
Deferred costs, net	5,536	4,271
Prepaid expenses and other assets	3,995	2,615
Deferred tax asset, net	29	29
Total assets	$1,429,488	$1,438,574
Liabilities and Equity:
Mortgage debt, net	$489,024	$495,465
Revolving credit facility	173,000	90,000
Construction loan	3,923	—
Accounts payable and accrued expenses	26,205	33,012
Distributions and losses in excess of investments in unconsolidated real estate entities	18,625	15,214
Lease liability, net	23,361	23,717
Distributions payable	469	6,142
Total liabilities	734,607	663,550
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at September 30, 2020 and December 31, 2019	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,971,625 and 46,928,445 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	470	469
Additional paid-in capital	906,021	904,273
Accumulated deficit	(225,363)	(142,365)
Total shareholders’ equity	681,128	762,377
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	13,753	12,647
Total equity	694,881	775,024
Total liabilities and equity	$1,429,488	$1,438,574
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Room	$32,307	$81,807	$104,205	$229,862
Food and beverage	237	2,436	2,417	7,398
Other	1,630	4,536	5,560	12,146
Reimbursable costs from unconsolidated real estate entities	795	1,301	3,169	4,225
Total revenue	34,969	90,080	115,351	253,631
Expenses:
Hotel operating expenses:
Room	6,903	17,288	24,814	49,231
Food and beverage	184	2,133	2,202	6,262
Telephone	344	409	1,073	1,252
Other hotel operating	312	1,130	1,303	3,039
General and administrative	3,907	6,369	12,543	19,109
Franchise and marketing fees	2,876	7,146	9,232	20,062
Advertising and promotions	848	1,483	3,212	4,502
Utilities	2,592	3,033	6,971	8,308
Repairs and maintenance	2,250	3,637	7,352	10,679
Management fees	1,292	2,950	4,164	8,386
Insurance	361	334	1,082	1,037
Total hotel operating expenses	21,869	45,912	73,948	131,867
Depreciation and amortization	13,620	12,923	40,349	38,694
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
Property taxes, ground rent and insurance	6,171	6,255	18,161	18,664
General and administrative	2,958	3,486	8,210	10,611
Other charges	(199)	309	2,785	351
Reimbursable costs from unconsolidated real estate entities	795	1,301	3,169	4,225
Total operating expenses	45,214	70,186	161,904	204,412
Operating (loss) income before gain (loss) on sale of hotel property	(10,245)	19,894	(46,553)	49,219
Gain (loss) on sale of hotel property	—	4	3	(3,295)
Operating (loss) income	(10,245)	19,898	(46,550)	45,924
Interest and other income	25	34	145	155
Interest expense, including amortization of deferred fees	(7,245)	(7,050)	(21,112)	(21,378)
Loss from unconsolidated real estate entities	(847)	(2,784)	(6,099)	(3,450)
(Loss) income before income tax expense	(18,312)	10,098	(73,616)	21,251
Income tax expense	—	—	—	—
Net (loss) income	(18,312)	10,098	(73,616)	21,251
Net (loss) income attributable to noncontrolling interests	255	(96)	949	(199)
Net (loss) income attributable to common shareholders	$(18,057)	$10,002	$(72,667)	$21,052

(Loss) income per Common Share - Basic:
Net (loss) income attributable to common shareholders (Note 10)	$(0.38)	$0.21	$(1.55)	$0.44
(Loss) income per Common Share - Diluted:
Net (loss) income attributable to common shareholders (Note 10)	$(0.38)	$0.21	$(1.55)	$0.44
Weighted average number of common shares outstanding:
Basic	46,965,526	46,913,922	46,958,143	46,744,890
Diluted	46,965,526	47,152,166	46,958,143	46,956,964
Distributions declared per common share:	$—	$0.33	$0.22	$0.99
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended September 30, 2019 and 2020
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, July 1, 2019	46,918,383	$469	$904,069	$(119,049)	$785,489	$11,108	$796,597
Issuance of shares, net of offering costs of $6	4,553	—	75	—	75	—	75
Amortization of share based compensation	—	—	16	—	16	1,083	1,099
Dividends declared on common shares ($0.33 per share)	—	—	—	(15,484)	(15,484)	—	(15,484)
Distributions declared on LTIP units ($0.33 per unit)	—	—	—	—	—	(350)	(350)
Net income	—	—	—	10,002	10,002	96	10,098
Balance, September 30, 2019	46,922,936	$469	$904,160	$(124,531)	$780,098	$11,937	$792,035
Balance, July 1, 2020	46,965,827	$470	$905,977	$(207,306)	$699,141	$13,003	$712,144
Issuance of shares, net of offering costs of zero	5,798	—	37	—	37	—	37
Amortization of share based compensation	—	—	7	—	7	1,005	1,012
Net loss	—	—	—	(18,057)	(18,057)	(255)	(18,312)
Balance, September 30, 2020	46,971,625	$470	$906,021	$(225,363)	$681,128	$13,753	$694,881

 - continued -

Nine Months Ended September 30, 2019 and 2020
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2019	46,525,652	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
Issuance of shares pursuant to Equity Incentive Plan	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $207	369,414	4	6,990	—	6,994	—	6,994
Amortization of share based compensation	—	—	47	—	47	3,124	3,171
Dividends declared on common shares ($0.99 per share)	—	—	—	(46,298)	(46,298)	—	(46,298)
Distributions declared on LTIP units ($0.99 per unit)	—	—	—	—	—	(1,001)	(1,001)
Reallocation of noncontrolling interest	—	—	337	—	337	(337)	—
Net income	—	—	—	21,052	21,052	199	21,251
Balance, September 30, 2019	46,922,936	$469	$904,160	$(124,531)	$780,098	$11,937	$792,035
Balance, January 1, 2020	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	24,516	—	450	—	450	—	450
Issuance of shares, net of offering costs of $3	18,664	1	162	—	163	—	163
Amortization of share based compensation	—	—	22	—	22	3,402	3,424
Dividends declared on common shares ($0.22 per share)	—	—	—	(10,331)	(10,331)	—	(10,331)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—	—	—	(233)	(233)
Reallocation of noncontrolling interest	—	—	1,114	—	1,114	(1,114)	—
Net loss	—	—	—	(72,667)	(72,667)	(949)	(73,616)
Balance, September 30, 2020	46,971,625	$470	$906,021	$(225,363)	$681,128	$13,753	$694,881

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(73,616)	$21,251
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	40,165	38,508
Amortization of deferred franchise fees	184	186
Amortization of deferred financing fees included in interest expense	866	684
Loss on sale of hotel property	—	3,295
Impairment loss on investment in unconsolidated real estate entities	15,282	—
Share based compensation	3,473	3,508
Accelerated share based compensation for employee severance	288	—
Loss from unconsolidated real estate entities	6,099	3,450
Changes in assets and liabilities:
Right of use asset	469	460
Hotel receivables	2,401	(4,938)
Deferred costs	(21)	(30)
Prepaid expenses and other assets	(1,415)	(1,801)
Accounts payable and accrued expenses	(6,569)	5,395
Lease liability	(356)	(287)
Net cash (used in) provided by operating activities	(12,750)	69,681
Cash flows from investing activities:
Improvements and additions to hotel properties	(13,907)	(30,342)
Acquisition of hotel properties, net of cash acquired	—	(8,100)
Investment in hotel properties under development	(13,223)	(6,902)
Proceeds from sale of hotel properties, net	—	8,987
Distributions from unconsolidated real estate entities	—	661
Net cash used in investing activities	(27,130)	(35,696)
Cash flows from financing activities:
Borrowings on revolving credit facility	86,000	59,500
Repayments on revolving credit facility	(3,000)	(55,000)
Borrowings on construction loan	3,923	—
Payments on mortgage debt	(6,732)	(4,424)
Payment of financing costs	(2,004)	(48)
Payment of offering costs	(3)	(207)
Proceeds from issuance of common shares	166	7,199
Distributions-common shares/units	(16,237)	(46,948)
Net cash provided by (used in) financing activities	62,113	(39,928)
Net change in cash, cash equivalents and restricted cash	22,233	(5,943)
Cash, cash equivalents and restricted cash, beginning of period	20,182	32,337
Cash, cash equivalents and restricted cash, end of period	$42,415	$26,394
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,968	$20,605
Capitalized interest	$951	$226
Cash paid for income taxes	$328	$591
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
As of September 30, 2020, the Company had accrued distributions payable of $469. These distributions related to accrued but unpaid distributions on unvested performance based shares and LTIP units. As of September 30, 2019, the Company had accrued distributions payable of $6,018. These distributions were paid on October 25, 2019, except for $781 related to accrued but unpaid distributions on unvested performance based shares.
Accrued share based compensation of $338 and $337 is included in accounts payable and accrued expenses as of September 30, 2020 and 2019, respectively.
Accrued capital improvements of $3,670 and $2,421 are included in accounts payable and accrued expenses as of September 30, 2020 and 2019, respectively.

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
In January 2014, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $50 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on December 28, 2017 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co. ("Cantor"), Barclays Capital Inc. (“Barclays”), Robert W. Baird & Co. Incorporated, ("Baird"), Citigroup Global Markets Inc. ("Citigroup"), Stifel, Nicolaus & Company, Incorporated ("Stifel") and Wells Fargo Securities, LLC ("Wells Fargo") as sales agents. During the nine months ended September 30, 2020, the Company issued no shares under the ATM Plan. As of September 30, 2020, there was approximately $90.4 million available for issuance under the ATM Plan.
In January 2014, the Company established a $25 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 28, 2017 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended September 30, 2020, the Company issued 5,798 shares under the New DRSPP at a weighted average price of $6.40, which generated $37 thousand of proceeds. As of September 30, 2020, there was approximately $27.7 million available for issuance under the New DRSPP.
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
As of September 30, 2020, the Company wholly owned 40 hotels with an aggregate of 6,092 rooms located in 15 states and the District of Columbia. As of September 30, 2020, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which currently owns 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management ("Cerberus"), comprising 5,948 rooms and (ii) held a 10% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. As of September 30, 2020, the Inland JV hotels are in receivership. We sometimes use the term "JVs", which refers collectively to the NewINK JV and Inland JV.
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

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of September 30, 2020, Island Hospitality Management LLC (“IHM”), which is 52.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 40 of the Company’s wholly owned hotels. As of September 30, 2020, all of the NewINK JV hotels were managed by IHM. As of September 30, 2020, two of the Inland JV hotels were managed by IHM and 46 of the Inland JV hotels were managed by other management companies.

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
During the three and nine months ended September 30, 2020 and 2019, the Company's consolidated statements of operations included operating income related to the disposed hotels as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Altoona CY	$—	$—	$—	$24
Washington SHS	—	—	—	198
Total	$—	$—	$—	$222

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.4 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties,net

Investment in hotel properties, net as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$296,905	$296,884
Building and improvements	1,233,988	1,216,849
Furniture, fixtures and equipment	85,246	81,707
Renovations in progress	15,281	31,589
	1,631,420	1,627,029
Less: accumulated depreciation	(310,655)	(279,913)
Investment in hotel properties, net	$1,320,765	$1,347,116

Investment in hotel properties under development

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We have incurred $33.7 million of costs to date, which includes $6.6 million of land acquisition costs and $27.1 million of other development costs.

6.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of September 30, 2020 and 2019, the Company’s share of partners’ capital in the NewINK JV was approximately $4.2 million and $44.4 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $22.8 million and $56.1 million, respectively, (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company offset approximately $32.2 million of its share of the NewINK JV's impairment loss in the current year by its remaining basis difference in the NewINK JV. The Company serves as managing member of the NewINK JV. During the three and nine months ended September 30, 2020 and 2019, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash generated from other activities and excess cash	$—	$—	$—	$411
Total	$—	$—	$—	$411

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony on January 10, 2017 to form a new company, CLNY, which owns a 90% interest in the Inland JV.  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. During the three and nine months ended September 30, 2020 and 2019, the Company received no cash distributions from the Inland JV.

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

On April 7, 2020 and May 7, 2020, the NewINK JV failed to make debt service payments related to its $855.0 million loan. The servicer and lender subsequently agreed to fund the April 7, 2020 and May 7, 2020 interest payments for the senior portion of the loan from restricted cash balances that were originally escrowed to fund future capital expenditures. During the three months ended September 30, 2020, the NewINK JV made the senior debt payments due June 7, 2020 and July 7, 2020. The NewINK JV did not make the interest payment due to mezzanine lenders on April 7, 2020 and has not made any of the subsequent monthly interest payments due to mezzanine lenders. The failure to make the required debt service payments is an event of default under the NewINK loan agreement and could result in a foreclosure by the lender. The NewINK JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the NewINK loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

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

On April 9, 2020 the Inland JV failed to make a debt service payment related to its $780.0 million loan and has not made any of its subsequent monthly debt service payments. The failure to make the required debt service payments is an event of default under the Inland loan agreement. The Inland JV has not been successful in negotiating a forbearance agreement with its lenders. The Inland JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the Inland JV loan agreement does not trigger a cross-default under any of Chatham’s debt agreements. The Inland JV has not been successful in negotiating a forbearance agreement with its lenders. At the direction of the special servicer for the Inland JV loan, control of Inland JV properties has transitioned to a court appointed receiver. The receiver, LW Hospitality Advisors, has been appointed for Inland JV hotels, it has replaced IHM with new hotel management companies. The Inland JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the Inland JV loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

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

On September 24, 2020 CLNY announced that it had entered into an agreement to sell six of its hospitality portfolios, including the NewINK JV, in a transaction with a gross equity sale price of $67.5 million. The Inland JV is not included in this proposed transaction. CLNY has not disclosed a proposed allocation of the sale price among the six portfolios, so the amount of proceeds Chatham will receive if the transaction closes has not yet been determined. The transaction is subject to closing conditions, including the assumption of debt by the purchaser.

During the three months ended March 31, 2020, the Company determined that an other than temporary decline in the value of its equity investment in the Inland JV had occurred. The Inland JV’s operating performance has been significantly impacted by the COVID-19 pandemic. The Inland JV has high leverage, limited liquidity and limited ability to fund the current level of operating losses caused by the COVID-19 pandemic for a sustained period of time. Based on these factors, we have assessed that the fair market value of our equity investment in the Inland JV is zero and the Company did not consider the investment recoverable and therefore recorded an impairment of $15.3 million on the investment. Since the Company’s basis in the Inland JV is now zero and we expect that ongoing losses are not sustainable, we stopped recording any equity income or losses from the Inland JV as of March 31, 2020.

The Company's recorded investments in the NewINK JV and the Inland JV were $(18.6) million and $0.0 million, respectively, at September 30, 2020. The following table sets forth the combined components of net loss, including the Company’s share, related to all JVs for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$63,509	$135,727	$192,276	$382,303
Total hotel operating expenses	53,636	85,270	165,588	249,342
Hotel operating income	$9,873	$50,457	$26,688	$132,961
Impairment loss	$2,842	$32,773	$578,217	$32,773
Loss from continuing operations	$(26,637)	$(31,300)	$(671,644)	$(45,754)
Loss on sale of hotels	(6)	—	(20)	—
Net loss	$(26,643)	$(31,300)	$(671,664)	$(45,754)

Loss allocable to the Company	$(982)	$(3,183)	$(6,960)	$(4,647)
Basis difference adjustment	135	399	861	1,197
Total loss from unconsolidated real estate entities attributable to the Company	$(847)	$(2,784)	$(6,099)	$(3,450)

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	9/30/20 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2020	December 31, 2019
Revolving Credit Facility (1)	3.09%	March 8, 2022	$393,215	$173,000	$90,000
Construction loan (2)	7.75%	August 3, 2024	33,719	3,923	—
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,835	12,717	12,936
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	43,836	26,798	27,272
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	28,887	15,290	15,563
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	31,267	20,911	21,291
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	30,376	17,237	17,559
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	34,058	21,157	21,520
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	62,765	43,220	43,857
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	41,368	31,615	32,053
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	76,651	63,674	64,406
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	84,863	69,471	70,270
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	63,382	47,755	48,305
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	50,346	37,241	37,670
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	33,639	29,477	29,817
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	38,339	20,604	20,931
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	13,252	15,484	15,693
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,938	17,478	17,717

Total debt before unamortized debt issue costs			$1,097,736	$667,052	$586,860
Unamortized mortgage debt issue costs				(1,105)	(1,395)
Total debt outstanding				$665,947	$585,465

1.The interest rate for the revolving credit facility is variable and based on LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. At September 30, 2020 and December 31, 2019, the Company had $173.0 million and $90.0 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility. The credit facility provides two six-month extension options that would extend the final maturity to March 8, 2023 if exercised.
2.On August 4, 2020, a subsidiary of Chatham entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a $40 million loan to fund the remaining construction costs of the Warner Center hotel development. The loan has an initial term of 4 years and there are two six-month extension options. The rate on the loan is LIBOR, subject to a 0.25% floor, plus a spread of 7.5%.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2020 and December 31, 2019 was $471.4 million and $501.5 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2020, the Company’s only variable rate debt is under its revolving credit facility. The estimated fair value of the Company’s variable rate debt as of September 30, 2020 and December 31, 2019 was $176.9 million and $90.0 million, respectively.
On May 6, 2020, the company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides for the waiver of certain financial covenants through March 31, 2021 and allows Chatham to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, Chatham will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, Chatham added six hotels to the credit facility’s borrowing base which now has a total of 18 properties. The amendment provided Chatham’s credit facility lenders with pledges of the equity in the 18 borrowing base hotels. The amendment places additional limits on Chatham’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. As of September 30, 2020, the Company was in compliance with all of its modified financial covenants.
Future scheduled principal payments of debt obligations as of September 30, 2020, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2020 (remaining three months)	$2,665
2021	22,121
2022	182,954
2023	143,084
2024	300,309
2025	15,919
Thereafter	—
Total debt before unamortized debt issue costs	$667,052
Unamortized mortgage debt issue costs	(1,105)
Total debt outstanding	$665,947

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loans for the Warner Center hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the combined statement of operations. As of September 30, 2020, the fair value of the interest rate caps were $10 thousand.

8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three months ended September 30, 2020 and 2019 and zero for the nine months ended September 30, 2020 and 2019.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2020. As of September 30, 2020, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

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

9.    Dividends Declared and Paid

The Company declared total common share dividends of $0.22 per share and distributions on LTIP units of $0.22 per unit for the nine months ended September 30, 2020. The Company suspended dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. The dividends and distributions were as follows:

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(18,057)	$10,002	$(72,667)	$21,052
Dividends paid on unvested shares and units	—	(107)	(50)	(299)
Net income (loss) attributable to common shareholders	$(18,057)	$9,895	$(72,717)	$20,753
Denominator:
Weighted average number of common shares - basic	46,965,526	46,913,922	46,958,143	46,744,890
Unvested shares	—	238,244	—	212,074
Weighted average number of common shares - diluted	46,965,526	47,152,166	46,958,143	46,956,964
Basic income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$(0.38)	$0.21	$(1.55)	$0.44
Diluted income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$(0.38)	$0.21	$(1.55)	$0.44

11.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2020 and 2019, the Company issued 24,516 and 27,870 common shares, respectively, to its independent trustees as compensation for services performed in 2019 and 2018, respectively. As of September 30, 2020, there were 944,048 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the nine months ended September 30, 2020 and the year ended December 31, 2019 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	5,001	$18.33	8,334	$18.52
Granted	—	—	—	—
Vested	(1,667)	20.20	(3,333)	18.80
Forfeited	—	—	—	—
Non-vested at end of the period	3,334	$17.40	5,001	$18.33

As of September 30, 2020 and December 31, 2019, there were $35.8 thousand and $58.5 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2020, these costs were expected to be recognized over a weighted–average period of approximately one year. For the three months ended September 30, 2020 and 2019, the Company recognized approximately $7.3 thousand and $15.7 thousand, respectively, and for nine months ended September 30, 2020 and 2019, the Company recognized approximately $22.8 thousand and $47.0 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the nine months ended September 30, 2020 and the year ended December 31, 2019 is as follows:

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	598,320	$18.30	476,398	$17.73
Granted	325,507	13.42	221,853	18.73
Vested	(254,218)	18.82	(99,931)	16.55
Forfeited	—	$—	—	$—
Non-vested at end of the period	669,609	$15.73	598,320	$18.30

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

The Company recorded $1.0 million and $1.1 million in compensation expense related to the LTIP units for the three months ended September 30, 2020 and 2019, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized approximately $3.4 million and $3.1 million, respectively. As of September 30, 2020 and December 31, 2019, there was $5.9 million and $4.9 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.6 years, which represents the weighted average remaining vesting period of the LTIP units.

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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of September 30, 2020. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of September 30, 2020, for each of the next five calendar years and thereafter:

Total Future Lease Payments
Amount
2020 (remaining three months)	$510
2021	2,051
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$77,746
Less: Imputed interest	(54,385)
Present value of lease liabilities	$23,361

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2019, for each of the next five calendar years and thereafter:

Amount
2020	$2,027
2021	2,051
2022	2,071
2023	2,093
2024	2,115
Thereafter	68,906
Total lease payments	$79,263
Less: Imputed interest	(55,546)
Present value of lease liabilities	$23,717

For the nine months ended September 30, 2020, the Company incurred $0.9 million of fixed lease payments and $33.0 thousand of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of September 30, 2020:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2020	$21,270	$23,717
Amortization	(469)	(356)
Balance as of September 30, 2020	$20,801	$23,361

Lease Term and Discount Rate	September 30, 2020

Weighted-average remaining lease term (years)	40.66
Weighted-average discount rate	6.57%

13.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in several class action lawsuits pending in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. In August 2020, a payment of $0.1 million, which represents the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. In September 2020, a payment of $0.6 million, which represents the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.
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
Management fees totaled approximately $1.3 million and $3.0 million, respectively, for the three months ended September 30, 2020 and 2019, respectively, and approximately $4.2 million and $8.4 million, respectively, for the nine months ended September 30, 2020 and 2019.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $2.9 million and $7.1 million, respectively, for the three months ended September 30, 2020 and 2019 and approximately $9.2 million and $20.1 million, respectively, for the nine months ended September 30, 2020 and 2019. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being August 2030.

14.    Related Party Transactions

Prior to March 1, 2019, Mr. Fisher owned 51% of IHM. On March 1, 2019, Mr. Fisher acquired the 1.5% ownership interest of an employee who was leaving IHM. As of September 30, 2020, Mr. Fisher owns 52.5% of IHM. As of September 30, 2020, the Company had hotel management agreements with IHM to manage all 40 of its wholly owned hotels. As of September 30, 2020, all 46 hotels owned by the NewINK JV and 2 of the 48 hotels owned by the Inland JV were managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended September 30, 2020 and 2019 were $1.3 million and $3.0 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $4.2 million and $8.4 million, respectively. At September 30, 2020 and December 31, 2019, the amounts due to IHM were $0.4 million and $0.7 million, respectively. The Company provides services to an entity Castleblack Owner Holding, LLC ("Castleblack") which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. During the nine months ended September 30, 2020 and 2019 the company received $74 thousand and $98 thousand, respectively, for these services.
Cost reimbursements from unconsolidated real estate entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, Inland JV, Castleblack and IHM. These costs relate primarily to corporate payroll costs at the NewINK JV, Inland JV and Castleblack where the Company is the employer and office expenses shared with these entities and IHM. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity.

15.    Subsequent Events

On October 7, 2020 CLNY contributed $5.9 million to the NewINK JV. The NewINK JV used these funds, along with existing cash, to make senior debt payments for August, September and October. The NewINK JV is now current on all senior debt payments. The NewINK JV has not made any interest payments to its mezzanine lenders since March 7, 2020.

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

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements, including those with regard to the potential future impact of the COVID-19 pandemic, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the COVID-19 pandemic on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of the COVID-19 pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic the impact of and changes to various government programs, including in response to COVID-19, the timing of the development of any effective cure or treatment for COVID-19, the restoration of public confidence in domestic and international travel and or ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as updated by the Company's subsequent filings with the SEC under the Exchange Act, including the Quarterly Report for the three months ended March 31, 2020, June 30, 2020 and this Quarterly Report on Form 10-Q for the three months ended September 30, 2020.

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

At September 30, 2020, our leverage ratio was 37.7% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including the JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of September 30, 2020, we have total debt of $667.1 million at an average interest rate of approximately 4.3%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

The lodging industry has been significantly impacted by the COVID-19 pandemic and there has been a significant decline in travel. Smith Travel Research reported that US lodging industry RevPAR declined 48.5% for the three months ended September 30, 2020, with RevPAR down 52.0% in July 2020, down 47.3% in August 2020 and down 46.1% in September 2020. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, peoples' willingness to travel, and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry cannot be predicted at this time.

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

Results of operations for the three months ended September 30, 2020 include the operating activities of our 40 wholly owned hotels that were owned for the entire period and our investment in the NewINK JV. Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 pandemic. The comparisons below are influenced by the COVID-19 pandemic.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2020	September 30, 2019	% Change
Room	$32,307	$81,807	(60.5)%
Food and beverage	237	2,436	(90.3)%
Other	1,630	4,536	(64.1)%
Cost reimbursements from unconsolidated real estate entities	795	1,301	(38.9)%
Total revenue	$34,969	$90,080	(61.2)%

Total revenue was $35.0 million for the quarter ended September 30, 2020, down $55.1 million compared to total revenue of $90.1 million for the corresponding 2019 period. The decrease in total revenue primarily was related to the COVID-19 pandemic. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.4% and 90.8%, respectively, of total revenue for the quarters ended September 30, 2020 and 2019. Room revenue was $32.3 million and $81.8 million for the quarters ended September 30, 2020 and 2019, respectively, and the decrease in room revenue primarily was related to the COVID-19 pandemic.

Food and beverage revenue was $0.2 million for the quarter ended September 30, 2020, down $2.2 million compared to $2.4 million for the corresponding 2019 period. The decrease in food and beverage revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was down $2.9 million for the three months ended September 30, 2020. Other operating revenue was $1.6 million and $4.5 million for the quarters ended September 30, 2020 and 2019, respectively. The decrease in other operating revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.
Reimbursable costs from unconsolidated real estate entities were $0.8 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, U.S lodging industry RevPAR for the three months ended September 30, 2020 and 2019 decreased 48.5% and increased 0.7%, respectively, in the 2020 and 2019 periods as compared to the respective prior periods. Smith Travel Research reported that US lodging industry RevPAR declined 52.0% in July 2020, declined 47.3% in August 2020 and declined 46.1% in September 2020. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of September 30, 2020 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2020		2019		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (40/40 hotels)
Occupancy	52.5%	52.5%	84.8%	84.8%	(38.1)%	(38.1)%
ADR	$109.74	$109.74	$172.04	$172.04	(36.2)%	(36.2)%
RevPAR	$57.64	$57.64	$145.96	$145.96	(60.5)%	(60.5)%

For the three months ended September 30, 2020 same property RevPAR decreased 60.5% due to a decrease in ADR of 36.2% and an decrease in occupancy of 38.1% primarily related to the COVID-19 pandemic. Same property RevPAR declined 66.5% in July 2020, declined 58.4% in August 2020, and declined 55.8% in September 2020. Same property RevPAR was $51.84 in July 2020, $60.69 in August 2020, and $60.49 in September 2020.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2020	September 30, 2019	% Change
Hotel operating expenses:
Room	$6,903	$17,288	(60.1)%
Food and beverage	184	2,133	(91.4)%
Telephone	344	409	(15.9)%
Other	312	1,130	(72.4)%
General and administrative	3,907	6,369	(38.7)%
Franchise and marketing fees	2,876	7,146	(59.8)%
Advertising and promotions	848	1,483	(42.8)%
Utilities	2,592	3,033	(14.5)%
Repairs and maintenance	2,250	3,637	(38.1)%
Management fees	1,292	2,950	(56.2)%
Insurance	361	334	8.1%
Total hotel operating expenses	$21,869	$45,912	(52.4)%

Hotel operating expenses decreased $24.0 million or 52.4% to $21.9 million for the three months ended September 30, 2020 from $45.9 million for the three months ended September 30, 2019. The primary cause of the decrease in hotel operating expenses was related to the decrease in revenues and occupancy caused by the COVID-19 pandemic. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic.

Room expenses, which are the most significant component of hotel operating expenses, decreased $10.4 million from $17.3 million in 2019 to $6.9 million in the third quarter of 2020. The decrease in room expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic.

The remaining hotel operating expenses decreased $13.6 million, from $28.6 million in the third quarter of 2019 to $15.0 million in the third quarter of 2020. The decrease in other remaining expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million from $12.9 million for the three months ended September 30, 2019 to $13.6 million for the three months ended September 30, 2020. The increase was primarily due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased from $6.3 million for the three months ended September 30, 2019 to $6.2 million for the three months ended September 30, 2020. The decrease was primarily related to decreased ground rent at our hotels due to lower revenues.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.1 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively) decreased to $1.8 million for the three months ended September 30, 2020 from $2.3 million in the three months ended September 30, 2019 with the decrease primarily due to a reduction in compensation.

Other Charges

Other charges decreased from $0.3 million for the three months ended September 30, 2019 to a gain of $0.2 million for the three months ended September 30, 2020. Other charges primarily include deductibles related to insurance claims. The September 30, 2020 gain relates to reimbursements for an insurance claim that was previously expensed in 2019.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and rent costs were $0.8 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $9 thousand from $34 thousand for the three months ended September 30, 2019 to $25 thousand for the three months ended September 30, 2020. The decrease is primarily related to fees received for services provided to an entity, Castleblack, which is 97.5% owned by Colony.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.1 million from $7.1 million for the three months ended September 30, 2019 to $7.2 million for the three months ended September 30, 2020 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2020	September 30, 2019	% Change
Mortgage debt interest	$5,856	$5,956	(1.7)%
Credit facility interest and unused fees	1,383	1,016	36.1%
Interest rate cap	24	—	—%
Construction loan interest	20	—	—%
Capitalized interest	(356)	(152)	134.2%
Amortization of deferred financing costs	318	230	38.3%
Total	$7,245	$7,050	2.8%

The increase in interest expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is primarily related to an increase in credit facility borrowings and interest rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities was $2.8 million for the three months ended September 30, 2019 compared to a loss of $0.8 million for the three months ended September 30, 2020. The decreased loss is due primarily to no longer recognizing losses from the Inland JV, where the company recognized an impairment and now has a zero basis in the Inland JV.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 and 2019 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2020 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net (loss) income

Net loss was $18.3 million for the three months ended September 30, 2020, compared to net income of $10.1 million for the three months ended September 30, 2019. The change in net loss was due to the factors discussed above.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

Results of operations for the nine months ended September 30, 2020 include the operating activities of our 40 wholly owned hotels that were owned for the entire period, partial period results for two hotels which were sold during this period, and our investments in the NewINK JV and Inland JV. We sold one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 pandemic. The comparisons below are influenced by these dispositions and the COVID-19 pandemic.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019	% Change
Room	$104,205	$229,862	(54.7)%
Food and beverage	2,417	7,398	(67.3)%
Other	5,560	12,146	(54.2)%
Cost reimbursements from unconsolidated real estate entities	3,169	4,225	(25.0)%
Total revenue	$115,351	$253,631	(54.5)%

Total revenue was $115.4 million for the nine months ended September 30, 2020, down $138.2 million compared to total revenue of $253.6 million for the corresponding 2019 period. The decrease in total revenue primarily was related to the COVID-19 pandemic. Total revenue related to the two hotels sold in 2019 contributed $1.6 million of the decrease. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.3% and 90.6% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. Room revenue was $104.2 million and $229.9 million for the nine months ended September 30, 2020 and 2019, respectively, and the decrease in room revenue primarily was related to the COVID-19 pandemic. Room revenue related to the two hotels sold in 2019 contributed $1.5 million of the decrease.

Food and beverage revenue was $2.4 million for the nine months ended September 30, 2020, down $5.0 million compared to food and beverage revenue of $7.4 million for the corresponding 2019 period. The decrease in food and beverage revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue was down $6.5 million for the nine months ended September 30, 2020. Other operating revenue was $5.6 million and $12.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in other operating revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.

Reimbursable costs from unconsolidated real estate entities were $3.2 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, industry RevPAR for the nine months ended September 30, 2020 and 2019 decreased 46.6% and increased 1.0%, respectively, in the 2020 and 2019 periods as compared to the respective prior year periods. We expect the current trend of significant RevPAR declines to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of September 30, 2020 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2020		2019		Percentage Change
	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (42 hotels)	Same Property (40 hotels)	Actual (40/42 hotels)
Occupancy	49.7%	49.7%	81.4%	81.6%	(38.9)%	(39.1)%
ADR	$125.11	$125.11	$168.60	$168.58	(25.8)%	(25.8)%
RevPAR	$62.15	$62.15	$137.28	$137.56	(54.7)%	(54.8)%
For the nine months ended September 30, 2020 same property RevPAR decreased 54.7% due to a decrease in ADR of 25.8% and a decrease in occupancy of 38.9% primarily related to the COVID-19 pandemic.

Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2020	September 30, 2019	% Change
Hotel operating expenses:
Room	$24,814	$49,231	(49.6)%
Food and beverage	2,202	6,262	(64.8)%
Telephone	1,073	1,252	(14.3)%
Other	1,303	3,039	(57.1)%
General and administrative	12,543	19,109	(34.4)%
Franchise and marketing fees	9,232	20,062	(54.0)%
Advertising and promotions	3,212	4,502	(28.7)%
Utilities	6,971	8,308	(16.1)%
Repairs and maintenance	7,352	10,679	(31.2)%
Management fees	4,164	8,386	(50.3)%
Insurance	1,082	1,037	4.3%
Total hotel operating expenses	$73,948	$131,867	(43.9)%

Hotel operating expenses decreased $58.0 million to $73.9 million for the nine months ended September 30, 2020 from $131.9 million for the nine months ended September 30, 2019. The primary cause of the decrease in hotel operating expenses was related to the decrease in revenues and occupancy caused by the COVID-19 pandemic. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic. Total hotel operating expense related to the two hotels sold in 2019 contributed $1.3 million of the decrease.

Room expenses, which are the most significant component of hotel operating expenses, decreased $24.4 million from $49.2 million for the nine months ended September 30, 2019 to $24.8 million for the nine months ended September 30, 2020. Room expenses related to the two hotels sold in 2019 contributed $0.4 million of the decrease. The decrease in room expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic.

The remaining hotel operating expenses decreased $33.5 million, from $82.6 million for the nine months ended September 30, 2019 to $49.1 million for the nine months ended September 30, 2020. The decrease in other remaining expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic. A decrease of $0.9 million in hotel operating expenses related to the two hotels sold in 2019.

Depreciation and Amortization

Depreciation and amortization expense increased $1.6 million from $38.7 million for the nine months ended September 30, 2019 to $40.3 million for the nine months ended September 30, 2020. The increase was primarily due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss on Investment in Unconsolidated Real Estate Entities

Impairment loss on investment in unconsolidated real estate entities increased $15.3 million for the nine months ended September 30, 2020. The Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV during the nine months ended September 30, 2020 related to a decline in operating performance caused by the COVID-19 pandemic.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses decreased $0.5 million from $18.7 million for the nine months ended September 30, 2019 to $18.2 million for the nine months ended September 30, 2020. The decrease was primarily related to decreased ground rent at our hotels due to lower revenues and a reduction of $0.1 million from the two hotels sold in 2019.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $3.5 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively) decreased $2.4 million to $4.7 million for the nine months ended September 30, 2020 from $7.1 million for the nine months ended September 30, 2019 with the decrease primarily due to a reduction in compensation.

Other Charges

Other charges increased $2.4 million from $0.4 million for the nine months ended September 30, 2019 to $2.8 million for the nine months ended September 30, 2020. Other charges primarily include severance costs and accelerated vesting of LTIP awards related to the departure of our former Chief Investment Officer and deductibles for insurance claims.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and rent costs were $3.2 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Gain (loss) on Sale of Hotel Property

Loss on sale of hotel property decreased $3.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the $3.3 million loss from the sales of the Courtyard Altoona, PA on May 7, 2019 and the SpringHill Suites Washington, PA on May 15, 2019 and no comparable loss in 2020.

Interest and Other Income

Interest on cash and cash equivalents and other income was $155 thousand for the nine months ended September 30, 2019 compared to $145 thousand for the nine months ended September 30, 2020.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.3 million from $21.4 million for the nine months ended September 30, 2019 to $21.1 million for the nine months ended September 30, 2020 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2020	September 30, 2019	% Change
Mortgage debt interest	$17,505	$17,724	(1.2)%
Credit facility interest and unused fees	3,704	3,190	16.1%
Interest rate cap	24	—	—%
Construction loan interest	20	—	—%
Capitalized interest	(951)	(226)	320.8%
Amortization of deferred financing costs	810	690	17.4%
Total	$21,112	$21,378	(1.2)%

The decrease in interest expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily due to an increase in capitalized interest for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities increased $2.6 million from a loss of $3.5 million for the nine months ended September 30, 2019 to a loss of $6.1 million for the nine months ended September 30, 2020. The increase is due primarily to a decline in operating performance due to the COVID-19 pandemic.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2020 and 2019 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2020 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net (loss) income
Net loss was $73.6 million for the nine months ended September 30, 2020, compared to net income of $21.3 million for the nine months ended September 30, 2019. The change in net income was due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Funds From Operations (“FFO”):
Net (loss) income	$(18,312)	$10,098	$(73,616)	$21,251
(Gain) loss on sale of hotel property	—	(4)	(3)	3,295
Loss on sale of assets within the unconsolidated real estate entities	1	—	2	—
Depreciation	13,559	12,862	40,165	38,508
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
Impairment loss from unconsolidated real estate entities	—	—	1,388	—
Adjustments for unconsolidated real estate entity items	778	1,892	3,641	5,591
FFO attributable to common share and unit holders	(3,974)	24,848	(13,141)	68,645
Other charges	(199)	309	2,785	351
Adjustments for unconsolidated real estate entity items	—	3,447	5	3,453
Adjusted FFO attributable to common share and unit holders	$(4,173)	$28,604	$(10,351)	$72,449
Weighted average number of common shares and units
Basic	47,682,142	47,376,320	47,618,584	47,190,077
Diluted	47,682,142	47,614,564	47,618,584	47,402,151
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net (loss) income	$(18,312)	$10,098	$(73,616)	$21,251
Interest expense	7,245	7,050	21,112	21,378
Depreciation and amortization	13,620	12,923	40,349	38,694
Adjustments for unconsolidated real estate entity items	1,576	4,377	7,477	13,152
EBITDA	4,129	34,448	(4,678)	94,475
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
Impairment loss from unconsolidated real estate entities	—	—	1,388	—
(Gain) loss on sale of hotel property	—	(4)	(3)	3,295
Loss on the sale of assets within unconsolidated real estate entities	1	—	2	—
EBITDAre	4,130	34,444	11,991	97,770
Other charges	(199)	309	2,785	351
Adjustments for unconsolidated real estate entity items	—	3,447	5	3,467
Share based compensation	1,125	1,212	3,473	3,508
Adjusted EBITDA	$5,056	$39,412	$18,254	$105,096

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
The following is a presentation of Adjusted Hotel EBITDA for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2020	2019	2020	2019

Net (loss) income		$(18,312)	$10,098	$(73,616)	$21,251
Add:	Interest expense	7,245	7,050	21,112	21,378
	Depreciation and amortization	13,620	12,923	40,349	38,694
	Corporate general and administrative	2,958	3,486	8,210	10,611
	Other charges	—	309	2,785	351
	Loss from unconsolidated real estate entities	847	2,784	6,099	3,450
	Impairment loss on investment in unconsolidated real estate entities	—	—	15,282	—
	Loss on sale of hotel property	—	—	—	3,295
Less:	Interest and other income	(25)	(34)	(145)	(155)
	Other charges	(199)	—	—	—
	Gain on sale of hotel property	—	(4)	(3)	—
	Adjusted Hotel EBITDA	$6,134	$36,612	$20,073	$98,875

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

As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and restricted cash of approximately $42.4 million and $20.2 million, respectively.

For the nine months ended September 30, 2020, net cash flows used in operations were $12.8 million, driven by net loss of $73.6 million, $66.3 million of non-cash items, including $41.1 million of depreciation and amortization, $3.5 million of share-based compensation expense, $0.3 million of accelerated LTIP compensation, $6.1 million related to loss from unconsolidated entities and $15.3 million related to the impairment of out interest in the Inland JV. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $5.5 million. Net cash flows used in investing activities were $27.1 million, primarily related to capital improvements on our 40 wholly owned hotels of $13.9 million and $13.2 million related to the development of a new hotel. Net cash flows provided by financing activities were $62.1 million, comprised of $0.1 million of common equity proceeds raised through sales under our DRSPP and ATM, net borrowings of our senior unsecured revolving credit facility of $83.0 million, net borrowings on our construction loan of $3.9 million, offset by principal payments on mortgage debt of $6.7 million, payments of financing and offering costs of $2.0 million and distributions to shareholders of $16.2 million.

For the nine months ended September 30, 2019, net cash flows provided by operations were $69.7 million, driven by net income of $21.3 million, $46.3 million of non-cash items, including $39.3 million of depreciation and amortization, $3.5 million of share-based compensation expense and $3.5 million related to loss from unconsolidated entities. In addition, a loss on the sale of two hotels of $3.3 million and changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $1.2 million. Net cash flows used in investing activities were $35.7 million, primarily related to capital improvements on our 40 wholly owned hotels of $30.3 million, $6.9 million related to the development of a new hotel, and the purchase of a parcel of land in Silicon Valley for $8.1 million, offset by proceeds from the sale of the Altoona and Washington, PA hotels of $9.0 million and distributions of $0.7 million received from unconsolidated real estate entities. Net cash flows used by financing activities were $39.9 million, comprised of $7.2 million of common equity proceeds raised through sales under our DRSPP and ATM, net borrowings of our senior unsecured revolving credit facility of $4.5 million, offset by principal payments on mortgage debt of $4.4 million, payments of financing and offering costs of $0.3 million, and distributions to shareholders of $46.9 million.
We declared total dividends of $0.22 and $0.22 per common share and LTIP unit for the nine months ended September 30, 2020 and $0.99 and $0.99 per common share and LTIP unit for the nine months ended September 30, 2019, respectively.
Liquidity and Capital Resources

At September 30, 2020, our leverage ratio was approximately 37.7% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At September 30, 2020, we have total debt of $667.1 million at an average interest rate of approximately 4.3%.

At September 30, 2020 and December 31, 2019, we had $173.0 million and $90.0 million, respectively, in outstanding borrowings under our $250.0 million revolving credit facility. We had $3.9 million and zero, respectively, in outstanding borrowings under our $40 million construction loan for the Warner Center hotel development at September 30, 2020 and December 31, 2019. We also had mortgage debt on individual hotels aggregating $494.1 million and $496.9 million at September 30, 2020 and December 31, 2019, respectively.

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

On May 6, 2020, the company amended its credit facility to provide it with certain relief from the effects of the COVID-19 pandemic. The amendment provides for the waiver of certain financial covenants through March 31, 2021 and allows Chatham to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, Chatham will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, Chatham added six hotels to the credit facility's borrowing base which now has a total of 18 properties. The amendment provided Chatham's credit facility lenders with pledges of the equity in the18 borrowing base hotels. The amendment places additional limits on Chatham's ability to incur debt, pay dividends and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. We were in compliance with all modified financial covenants at September 30, 2020.

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

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. We plan to pay dividends required to maintain REIT status. The aggregate amount of dividends and distributions declared for the nine months ended September 30, 2020 was $0.22 per common share and LTIP unit. The amount of any dividends is determined by our Board of Trustees.

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

For the three months ended September 30, 2020 and 2019, we invested approximately $3.5 million and $14.0 million for renovations and other non-recurring capital expenditures on our existing hotels, respectively, and for the nine months ended September 30, 2020 and 2019, we invested approximately $13.9 million and $30.3 million, respectively. As a result of the COVID-19 pandemic, we have reduced our planned 2020 capital expenditures by approximately $10 million. We expect to invest an additional $1.7 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2020, including improvements required under any brand PIP.

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect that the total development costs for construction of the hotel to be approximately $70 million, which includes the cost of the land. We have incurred $33.7 million of costs to date, which includes $6.6 million of the land acquisition costs and $27.1 million of other development costs.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2020, other than non-recourse debt associated with the NewINK JV and the Inland JV. In connection with certain non-recourse mortgage loans in either the NewINK JV or Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of each respective JVs indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2020 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$5,200	$206	$1,684	$1,770	$1,540
Revolving credit facility, including interest (2)	180,884	1,375	179,509	—	—
Construction loan (2)	5,090	76	608	4,406	—
Ground leases	72,547	305	2,438	2,438	67,366
Property loans, including interest (2)	548,838	8,143	77,214	447,550	15,931
Total	$812,559	$10,105	$261,453	$456,164	$84,837
1.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.
2.Does not reflect paydowns or additional borrowings under the revolving credit facility or construction loan after September 30, 2020. Interest payments are based on the interest rate in effect as of September 30, 2020. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.
In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels. The table above also does not include $1.7 million that we expect to invest on renovations, discretionary and emergency capital expenditures on our existing hotels for the remainder of 2020, or $36.3 million of estimated remaining costs associated with our Los Angeles hotel development. Our contracts associated with these planned capital expenditures contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

The Company’s ownership interests in the JVs are subject to change in the event that either we or CLNY calls for additional capital contributions to the respective JVs necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. CLNY may also approve certain actions related to the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements. On September 24, 2020 CLNY announced that it had entered into an agreement to sell six of its hospitality portfolios, including the NewINK JV, in a transaction with a gross equity sale price of $67.5 million. The Inland JV is not included in this proposed transaction. CLNY has not disclosed a proposed allocation of the sale price among the six portfolios, so the amount of proceeds Chatham will receive if the transaction closes has not yet been determined. The transaction is subject to closing conditions, including the assumption of debt by the purchaser.
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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2020 and December 31, 2019 was $471.4 million and $501.5 million, respectively.

At September 30, 2020, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2020 that are sensitive to changes in interest rates (dollars in thousands):

	2020	2021	2022	2023	2024	2025	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$173,000	—	$3,923	—	—	$176,923	$176,923
Average interest rate	—	—	3.09%	—	7.75%	—	—	3.19%
Fixed rate:
Debt	$2,665	$22,121	$9,954	$143,084	$296,386	$15,919	—	$490,129	$471,449
Average interest rate	4.68%	5.27%	4.63%	4.66%	4.64%	4.25%	—	4.66%

Our credit facility is currently subject to a 0.5% LIBOR floor and our construction loan is subject to a 0.25% LIBOR floor. At September 30, 2020 1-month LIBOR was 0.15%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $1.2 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $173.0 million and the amount outstanding on our construction loan remains $3.9 million, the balances as of September 30, 2020.

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

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. In August 2020, a payment of $0.1 million, which represents the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints allege various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. In September 2020, a payment of $0.6 million, which represents the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes detailed discussions of our risk factors under the heading “Risk Factors.”

The current COVID-19 pandemic had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.

The global pandemic caused by the coronavirus known as COVID-19 has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during the first three quarters of 2020, which is expected to continue over the upcoming quarters. Globally and throughout the United States, federal and local governments have instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that may continue operations. Although certain of these restrictions have begun, and may continue, to ease in some places, the ongoing COVID-19 pandemic, including large outbreaks of COVID-19 in various regions, has resulted, and may continue to result, in their reinstitution. These restrictions have had a severe impact on the U.S. lodging industry and some of our hotels continue to operate at a significantly reduced occupancy.

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
•we may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of reduced operations prompted by the effects of the pandemic; and
•the reduction in our cash flows caused the suspension of dividends during the first quarter of 2020, and continued suspension through the third quarter of 2020, and could impact our ability to pay dividends to our stockholders at expected levels in the future.

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

CHATHAM LODGING TRUST

Dated:	October 29, 2020	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)