Form 10-K
period 2020-12-31
Chatham Lodging Trust
filed 2021-02-24
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the 45,989,163 common shares of beneficial interest held by non-affiliates of the registrant was $281,453,678 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2020.

The number of common shares of beneficial interest outstanding as of February 24, 2021 was 47,014,403

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2021) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," or similar expressions, whether in the negative or affirmative. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;
•	our forecasted operating results;
•	completion of hotel acquisitions and dispositions;
•	completion of hotel developments;
•	our ability to obtain future financing arrangements;
•	our expected leverage levels;
•	our understanding of our competition;
•	market and lodging industry trends and expectations;
•	our investment in joint ventures;
•	anticipated capital expenditures; and
•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

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
•business interruptions due to cyber-attacks;
•impacts on our business of a prolonged government shutdown;
•decreased international travel because of geopolitical events, including terrorism, outbreaks of disease like the novel coronavirus ("COVID-19") and current U.S. government policies;
•the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of COVID-19 actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;
•changes in our business or investment strategy;
•availability, terms and deployment of capital;
•availability of and our ability to attract and retain qualified personnel;
•our leverage levels;
•our capital expenditures;

•changes in our industry and the markets in which we operate, interest rates or the general U.S. or international economy;
•our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and
•the degree and nature of our competition.
All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law. Such forward-looking statements should be read in light of the risk factors identified in the "Risk Factors" section of this Annual Report on Form 10-K.

PART I
Item 1. Business

Dollar amounts presented in this Item 1 are in thousands, except per share data.

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust ("REIT") on October 26, 2009. We elected to be taxed as a REIT for federal income tax purposes commencing with our 2010 taxable year. The Company is internally-managed and invests primarily in upscale extended-stay and premium-branded select-service hotels.
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
As of December 31, 2020, the Company owned 39 hotels with an aggregate of 5,900 rooms located in 15 states and the District of Columbia. As of December 31, 2020, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which owns 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. As of December 31, 2020, the Inland JV was in receivership. We sometimes use the term "JVs", which refers collectively to the NewINK JV and the Inland JV.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2020, Island Hospitality Management Inc. (“IHM”), which is 52.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 39 of the Company’s wholly owned hotels. As of December 31, 2020, all of the NewINK JV hotels were managed by IHM. As of December 31, 2020, none of the Inland JV hotels were managed by IHM.

As of December 31, 2020, our wholly owned hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (sixteen hotels) and Homewood Suites by Hilton® brand (seven hotels), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (five hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (four hotels), the SpringHill Suites by Marriott® brand (one hotel), the Hyatt Place® brand (two hotels) and all-suite hotels that operate under the upper scale Embassy Suites brand® (one hotel).

We primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton® and Residence Inn by Marriott®. We also invest in upscale or upper upscale all-suite hotels such as SpringHill Suites by Marriott® or Embassy Suites.® Extended-stay and all-suite hotels typically have the following characteristics:

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

•
Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 52.5% owned by Mr. Fisher that as of December 31, 2020, managed all 39 of our wholly owned hotels, all of the hotels owned by the NewINK JV and none of the hotels owned by the Inland JV. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. At December 31, 2020, our leverage ratio was approximately 35.8 percent, which increased from 34.1 percent at December 31, 2019. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

The lodging industry is highly competitive. Our hotels compete with other hotels, and alternative lodging marketplaces, for guests in each market in which they operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative lodging market places. Furthermore, we have experienced, and continue to experience, heightened competition due to the ongoing COVID-19 pandemic due to, among other factors: (i) increased fears regarding travel and lodging, which has lowered the number of domestic and international travelers, and (ii) governmental responses to the ongoing COVID-19 pandemic, which has restricted lodging capacity and operations. Competition could adversely affect our occupancy rates, our average daily rates ("ADR") and revenue per available room (“RevPAR”), and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.
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

If we or any of our joint ventures are required to make substantial modifications to our wholly owned or joint venture hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders could be adversely affected. The obligation to make readily achievable accommodations is ongoing, and we will continue to assess our properties and to make alterations as appropriate.

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
As of December 31, 2020, terms of our management agreements for our 39 wholly owned hotels were as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	1,000	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	750	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	750	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	1,500	1,000	1.0%
Courtyard Summerville	IHM	3.0%	1,500	1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Summerville	IHM	3.0%	1,500	1,000	1.0%
Courtyard Dallas	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $5.3 million, $10.8 million and $10.8 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of our franchise agreements for its 39 wholly owned hotels as of December 31, 2020 were as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc.	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2028
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
Springhill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	3% to 5%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Courtyard West University Houston	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn West University Houston	Marriott International, Inc.	6.0%	2.5%	2024
Hilton Garden Inn Burlington	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	3% to 5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6.0%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	3% to 6%	2.5%	2045
Hilton Garden Inn Portsmouth	Hilton Garden Inns Franchise LLC	5.5%	4.0%	2037
Courtyard Summerville	Marriott International, Inc.	6.0%	2.5%	2037
Embassy Suites Springfield	Hilton Franchise Holding LLC	5.5%	4.0%	2037
Residence Inn Summerville	Marriott International, Inc.	6.0%	2.5%	2038
Courtyard Dallas	Marriott International, Inc.	4% to 6%	2.0%	2038
Franchise and marketing/program fees totaled approximately $11.6 million, $25.9 million and $24.9 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

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
The Residence Inn New Rochelle hotel is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2020 under these leases amounted to approximately $31,000 per quarter.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2020. The leases typically provide multi-year renewal options to extend the term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
The following table includes information regarding the Company's leases for which it is the lessee, as of December 31, 2020, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount

2021	$2,051
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$77,236

Human Capital

As of February 24, 2021, we had 23 employees, 17 of which are shared with or allocated to the NewINK JV and Castleblack Owner Holding, LLC ("Castleblack"), an entity which is 2.5% owned by Mr. Fisher. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse set of talent that translates into a strong and successful workforce. To support these objectives, our human resource programs are designed to develop talent to prepare employees for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance our culture through efforts to foster, promote and preserve a culture of diversity and inclusion; and invest in technology, tools, and resources to enable employees at work.

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
SUMMARY

Risks Related to Our Business

•	The current COVID-19 pandemic has had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.
•	Our investment policies are subject to revision from time to time at our Board of Trustees' discretion.
•	We depend on the efforts and expertise of our key executive officers whose continued service is not guaranteed.
•	Our future growth depends on obtaining new financing.
•	We must rely on third party management companies to operate our hotels in order to qualify as a REIT.
•	The management of the hotels in our portfolio is currently concentrated in one hotel management company.
•	Our franchisors could cause us to expend additional funds on upgraded operating standards.
•	Our franchisors may cancel or fail to renew our existing franchise licenses.
•	Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make distributions.
•	Future debt service obligations could adversely affect our overall operating results or cash flow and may require us to liquidate our properties.
•	If we are unable to repay our debt obligations in the future, we may be forced to refinance debt or dispose of or encumber our assets, which could adversely affect distributions to shareholders.
•	Interest expense on our debt may limit our cash available to fund growth strategies and shareholder distributions.
•	Failure to hedge effectively against interest rate changes may adversely affect us.
•	Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
•	Joint venture investments that we make could be adversely affected by our lack of decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.
•	It may be difficult for us to exit a joint venture after an impasse with our co-venturer.
•	Our Operating Partnership acts as guarantor under certain debt obligations of the JVs.
•	We may from time to time make distributions to our shareholders in the form of our common shares, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.
•	Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
•	There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer.
•	Hotel development is subject to timing, cost, and other risks.
Risks Related to the Lodging Industry

•	The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.
•	Our ability to make distributions to our shareholders may be affected by operating risks in the lodging industry.
•	Competition for acquisitions may reduce the number of properties we can acquire.
•	Competition for guests may lower our hotels' revenues and profitability.
•	The cyclical nature of the lodging industry may adversely affect the return on our investments.
•	Due to our concentration therein, a downturn in the lodging industry would adversely affect our business.
•	The ongoing need for capital expenditures at our hotel properties may adversely affect our business.

•	The increasing use by consumers of Internet travel intermediaries and alternative lodging market places may adversely affect our profitability.
•	The need for business-related travel may be adversely affected by the use of business-related technology.
•	We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities.
•	Uninsured and underinsured losses could adversely affect our operating results.
•	Noncompliance with environmental laws and governmental regulations could adversely affect our business.
•	Compliance with the ADA and other changes in governmental rules and regulations could substantially increase our cost of doing business.
•	The outbreak of widespread contagious disease, such as COVID-19, could reduce travel.
General Risks Related to Real Estate Industry

•	Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties.
•	Increases in our property taxes would adversely affect our ability to make distributions to our shareholders.
•	Our hotel properties may contain or develop harmful mold, which could lead to liabilities and remediation costs.
Risks Related to Our Organization and Structure

•	Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
•	Provisions of Maryland law may limit the ability of a third party to acquire control of our Company.
•	Provisions of our declaration of trust may limit the ability of a third party to acquire control of our Company.
•	Failure to make required distributions would subject us to tax.
•	Failure to maintain our qualification as a REIT would subject us to federal income tax and potentially other taxes.
•	Our TRS Lessee structure subjects us to the risk of increased hotel operating expenses.
•	Our TRS structure increases our overall tax liability.
•	Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.
•	If our leases with our TRS Lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	If our hotel managers do not qualify as "eligible independent contractors," we would fail to qualify as a REIT.
•	Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common shares.
•	The ability of our Board of Trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.
•	The ability of our Board of Trustees to change our major policies may not be in our shareholders’ interest.
•	If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the value of our shares.
•	Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
•	We may be subject to adverse legislative or regulatory tax changes.
•	We may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
•	Our revolving credit facility may limit our ability to pay dividends on common shares.
•	The market price of our equity securities may vary substantially.
•	The number of shares available for future sale could adversely affect the market price of our common shares.
•	Future offerings of debt or equity securities or incurrence of debt may adversely affect the market price of our common shares.

Risks Related to Our Business

The current COVID-19 pandemic has had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.

The global pandemic caused by the coronavirus known as COVID-19 has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility in 2020, which is expected to continue over the upcoming quarters. Globally and throughout the United States, federal and local governments have instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that may continue operations. Although certain of these restrictions have begun, and may continue, to ease in some places, the ongoing COVID-19 pandemic, including large outbreaks of COVID-19 in various regions, has resulted, and may continue to result, in their reinstitution. These restrictions have had a severe impact on the U.S. lodging industry and some of our hotels continue to operate at a significantly reduced occupancy.

While the rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and an increase in unemployment in the U.S. Although the FDA has approved certain therapies and two vaccines for emergency use and distribution to certain groups of individuals, (i) the initial rollout of vaccine distribution has encountered significant delays, and (ii) there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn, and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows.

In response to the supply and distribution issues surrounding the vaccine, in January 2021, President Biden outlined a plan to create additional vaccination sites, increase the supply and distribution of vaccines, and increase the number of vaccinations administered to Americans. The Biden administration plans to utilize the Defense Production Act to maximize the manufacturing and distribution of vaccines in order to administer 100 million vaccination shots within the first 100 days of holding office.

In addition to the currently approved vaccines, as of January 2021, there were over 60 other potential vaccines in clinical development that may contribute to increasing the supply of vaccines in 2021. The current vaccines in development use a myriad of different scientific approaches to attempt to provoke an immune response, including:

•Genetic vaccines that use part of the coronavirus’s genetic code;
•Viral vector vaccines that use a virus to deliver coronavirus genes into cells;
•Protein-based vaccines that use a coronavirus protein or protein fragment to stimulate the immune system; and
•Whole-virus vaccines that use a weakened or inactivated version of the coronavirus.

Over 60 potential vaccines are currently in human clinical trials, with nearly a third of these in later stages of clinical development. Phase I trials typically include a small number of participants to test safety and dosage as well as to confirm that the vaccine stimulates the immune system. Phase II trials involve hundreds of participants split into groups, such as children and the elderly, to determine whether the vaccine acts differently in each subpopulation. Phase III trials involve delivering the vaccine to tens of thousands of people, observing how many subsequently become infected, and determining the severity of symptoms when compared with volunteer subjects who received a placebo. Regulators in each country will review the trial results to make a determination as to whether the drug or vaccine should be approved. As of January 2021, there were 20 potential vaccines in Phase III trials, including a number that require only a single dose, rather than two doses for the currently approved vaccines and that are potentially easier to distribute.

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
•there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance of these new strains;
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
•we may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of reduced operations prompted by the effects of the pandemic; and
•the reduction in our cash flows caused the suspension of dividends during the first quarter of 2020, and continued suspension through the remainder of 2020, and could impact our ability to pay dividends to our stockholders at expected levels in the future.

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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2020, managed 39 of our hotels and all of the 46 hotels owned by the NewINK JV, and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

The management of the hotels in our portfolio is currently concentrated in one hotel management company.
As of December 31, 2020, IHM managed all 39 of our wholly owned hotels as well as all of the 46 hotels owned by the NewINK JV. As a result, a substantial portion of our revenues is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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
Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make distributions to our shareholders.

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

Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.

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

Although we have no current intention to do so, we may in the future distribute taxable dividends that are payable in cash or common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

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

Our Chief Executive Officer, Mr. Fisher, owned 52.5% of IHM, a hotel management company that, as of December 31, 2020, managed 39 of our wholly owned hotels, all of the 46 hotels owned by the NewINK JV and none of the hotels owned by the Inland JV, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Hotel development is subject to timing, cost, and other risks.

As of December 31, 2020, we were in the process of developing a hotel in Los Angeles, California. Hotel development involves a number of risks, including the following:

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

Our ability to make distributions to our shareholders may be affected by various operating risks common in the lodging industry.

Hotel properties are subject to various operating risks common to the hotel industry, many of which are beyond our control, including:

•	competition from other hotel properties and alternative lodging market places in the markets in which we and our joint ventures operate, some of which may have greater marketing and financial resources;

•	an over-supply or over-building of hotel properties in the markets in which we and our joint ventures operate, which could adversely affect occupancy rates and revenues;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses and factors affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	necessity for periodic capital reinvestment to repair and upgrade hotel properties;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as COVID-19, H1N1 influenza (swine flu), avian bird flu, SARS and Zika virus, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, wildfires and flooding;

•	disruptions to the operations of our hotels caused by organized labor activities, including strikes, work stoppages or slowdowns;

•	adverse effects of a downturn in the economy or in the hotel industry; and

•	risk generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

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

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, financial condition and results of operations and our ability to finance our business, to insure our properties and to make distributions to our shareholders.

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

Compliance with the ADA and other changes in governmental rules and regulations could substantially increase our cost of doing business.

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

The outbreak of widespread contagious disease, such as the COVID-19, could reduce travel and adversely affect hotel demand.

The widespread outbreak of infectious or contagious disease, such as COVID-19 H1N1 influenza (swine flu), avian bird flu, SARS and Zika virus, has reduced travel into and from the affected areas, including travel from the affected areas to the U.S. Further outbreaks, especially in the U.S., could reduce travel and adversely affect the U.S. hotel industry generally and our business in particular.

General Risks Related to Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which hotel guests or employees could be exposed at any of the properties in which we own an interest could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by guests or employees, management company employees or others could expose us to liability if property damage or health concerns arise.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the value of our shares.

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

As a result, no assurance can be given that we will be able to make distributions to our shareholders or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common shares. Distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each shareholder's basis in its common shares. We also could use borrowed funds or proceeds from the sale of assets to fund distributions.

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

Our revolving credit facility may limit our ability to pay dividends on common shares.

Under our revolving credit facility, our distributions may not exceed the greater of (i) 95% of adjusted funds from operations (as defined in our senior unsecured revolving credit facility) for the preceding four-quarter period or (ii) the amount required for us to maintain our status as a REIT. As a result, if we do not generate sufficient adjusted funds from operations during the four quarters preceding any common share dividend payment date, we would not be able to pay dividends to our common shareholders consistent with our past practice without causing a default under our revolving credit facility. In the event of a default under our revolving credit facility, we would be unable to borrow under our revolving credit facility and any amounts we have borrowed thereunder could become due and payable.

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

We also may issue from time to time additional common shares or common units in our Operating Partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 3,000,000 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future. Our Current DRSPP (defined below) permits the purchase of up to $50 million of our common shares through purchases and reinvestment of dividends on our common shares.

Future offerings of debt or equity securities or incurrence of debt may adversely affect the market price of our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain operating information for our 39 wholly owned hotels as of December 31, 2020:

Property	Location	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price		Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	4/23/2010	1999	147	$12.5	million	$85,714	$15.4	million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	4/23/2010	1998	144	$18.0	million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	4/23/2010	1998	121	$11.3	million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	4/23/2010	1998	137	$10.7	million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	4/23/2010	1999	121	$11.5	million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	4/23/2010	2000	143	$9.5	million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	7/2/2010	1997	120	$16.5	million	$137,500	$17.4	million
Residence Inn Long Island Holtsville	Holtsville, New York	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	9/23/2010	1982	135	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	10/5/2010	2000	127	$21.0	million	$169,355	$12.6	million
Residence Inn Garden Grove	Garden Grove, California	7/14/2011	2003	200	$43.6	million	$218,000	$31.5	million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	7/14/2011	1996	146	$32.5	million	$222,603	$15.2	million
Residence Inn Washington DC	Washington, DC	7/14/2011	1974	103	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	7/14/2011	2001	121	$37.0	million	$305,785	$20.8	million
Hampton Inn Portland Downtown	Portland, Maine	12/27/2012	2011	125	$28.0	million	$229,508	—
Courtyard Houston	Houston, Texas	2/5/2013	2010	197	$34.8	million	$176,395	$17.1	million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	6/17/2013	2010	178	$40.0	million	$224,719	$21.0	million
Hampton Inn Exeter	Exeter, New Hampshire	8/9/2013	2010	111	$15.2	million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	9/26/2013	1999	180	$27.9	million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	10/31/2013	2008	231	$71.8	million	$316,883	$43.0	million
Springhill Suites Savannah	Savannah, Georgia	12/5/2013	2009	160	$39.8	million	$248,438	$29.4	million
Residence Inn Silicon Valley I	Sunnyvale, CA	6/9/2014	1983	231	$92.8	million	$401,776	$63.4	million
Residence Inn Silicon Valley II	Sunnyvale, CA	6/9/2014	1985	248	$102.0	million	$411,103	$69.2	million
Residence Inn San Mateo	San Mateo, CA	6/9/2014	1985	160	$72.7	million	$454,097	$47.6	million
Residence Inn Mountain View	Mountain View, CA	6/9/2014	1985	144	$56.4	million	$503,869	$37.1	million
Hyatt Place Cherry Creek	Glendale, CO	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	11/17/2014	2000	176	$24.1	million	$137,178	—
Courtyard West University Houston	Houston, TX	11/17/2014	2004	100	$20.1	million	$201,481	—
Residence Inn West University Houston	Houston, TX	11/17/2014	2004	120	$29.4	million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	11/17/2014	1975	180	$33.0	million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	9/17/2015	1998	136	$45.1	million	$336,194	$20.5	million
Hilton Garden Inn Portsmouth	Portsmouth, NH	9/20/2017	2006	131	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	11/15/2017	2014	96	$20.2	million	$210,417	—
Embassy Suites Springfield	Springfield, VA	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	8/27/2018	2018	96	$20.8	million	$216,667	—
Dallas DT Courtyard	Dallas, TX	12/5/2018	2018	167	$49.0	million	$293,413	—

Total				5,900	$1,408.1 million		$238,661	$461.2 million

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

Refer to Note 14 “Commitments and Contingencies” of the notes to consolidated financial statements for discussion of all litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3 “Legal Proceedings”.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT".

Shareholder Information

On December 31, 2020, there were 340 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2015 to the NYSE closing price per share on December 31, 2020 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE NAREIT All Equity REIT Index (the “NAREIT All Equity”) and the NAREIT Lodging/Resorts Index (the “NAREIT Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2015 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index, (iii) the NAREIT All Equity REIT Index and (iv) the NAREIT Lodging/Resorts Index. The total return values include any dividends paid during the period.

	Value of initial investment at December 31, 2015	Value of initial investment at December 31, 2016	Value of initial investment at December 31, 2017	Value of initial investment at December 31, 2018	Value of initial investment at December 31, 2019	Value of initial investment at December 31, 2020
Chatham Lodging Trust	$100.00	$107.37	$126.74	$105.13	$116.99	$69.88
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
FTSE NAREIT All Equity REIT Index	$100.00	$109.28	$119.41	$114.51	$146.66	$138.06
FTSE NAREIT Lodging/Resorts Index	$100.00	$124.34	$133.25	$116.17	$134.35	$102.65

180
165
150
135
120
105
90
75
60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
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

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its common shares for the years ended December 31, 2020 and 2019, respectively:

	2020		2019
Common shares:
Ordinary income	$—	—%	$1.0164	77.0%
Return of capital	0.2200	100.0%	0.3036	23.0%
Total	0.2200	100.0%	$1.3200	100.0%

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2020, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 12 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	944,048
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	944,048
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

Sale of Unregistered Securities

None.
 Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2020 and 2019, respectively, related to such repurchases.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands, except share and per-share data)
Statement of Operations Data:
Total revenue	$144,916	$328,328	$324,230	$301,844	$295,871

Hotel operating expenses	95,498	174,251	170,562	155,679	148,777
Depreciation and amortization	53,871	51,505	48,169	46,292	48,775
Impairment loss	—	—	—	6,663	—
Impairment loss on investment in unconsolidated real estate entities	15,282	—	—	—	—
Property taxes, ground rent and insurance	23,040	24,717	23,678	20,916	21,564
General and administrative	11,564	14,077	14,120	12,825	11,119
Other charges	4,385	1,441	3,806	523	510
Reimbursed costs from unconsolidated real estate entities	4,045	5,670	5,743	5,908	6,190
Total operating expenses	207,685	271,661	266,078	248,806	236,935
Operating (loss) income before gain (loss) on sale of hotel property	(62,769)	56,667	58,152	53,038	58,936
Interest and other income	179	190	462	30	51
Interest expense net of amounts capitalized, including amortization of deferred fees	(28,122)	(28,247)	(26,878)	(27,901)	(28,297)
Loss on early extinguishment of debt	—	—	—	—	(4)
Gain (loss) on sale of hotel property	21,116	(3,282)	(18)	3,327	—
Loss from unconsolidated real estate entities	(7,424)	(6,448)	(876)	1,582	718
Net gain (loss) from remeasurement and sales of investment in unconsolidated real estate entities	—	—	—	—	(10)
(Loss) income before income tax expense	(77,020)	18,880	30,842	30,076	31,394
Income tax expense	—	—	28	(396)	301
Net (loss) income	$(77,020)	$18,880	$30,870	$29,680	$31,695
Net (loss) income attributable to non-controlling interest	997	(177)	(229)	(202)	(212)
Net (loss) income attributable to common shareholders	$(76,023)	$18,703	$30,641	$29,478	$31,483

(Loss) income per Common Share - Basic:
Net (loss) income attributable to common shareholders	$(1.62)	$0.39	$0.66	$0.73	$0.82
(Loss) income per Common Share - Diluted:
Net (loss) income attributable to common shareholders	$(1.62)	$0.39	$0.66	$0.73	$0.81
Weighted average number of common shares outstanding:
Basic	46,961,039	46,788,784	46,073,515	39,859,143	38,299,067
Diluted	46,961,039	47,023,280	46,243,660	40,112,266	38,482,875

Other Data:
Net cash (used in) provided by operating activities	(19,961)	86,234	86,215	86,689	87,669
Net cash provided by (used in) investing activities	26,806	(44,575)	(96,401)	(158,411)	(15,268)
Net cash provided by (used in) financing activities	4,426	(53,814)	6,024	71,171	(75,509)
Cash dividends declared per common share	.22	1.32	1.32	1.30	1.30

	As of	As of	As of	As of	As of
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$1,265,174	$1,347,116	$1,373,773	$1,320,082	$1,233,094
Investment in hotel properties under development	43,651	20,496	—
Cash and cash equivalents	21,124	6,620	7,192	9,333	12,118
Restricted cash	10,329	13,562	25,145	27,166	25,083
Investment in unconsolidated real estate entities	—	17,969	21,545	24,389	20,424
Right of use asset	20,641	21,270	—	—	—
Hotel receivables (net of allowance for doubtful accounts)	1,688	4,626	4,495	4,047	4,389
Deferred costs, net	5,384	4,271	5,070	4,646	4,642
Prepaid expenses and other assets	2,266	2,615	2,431	2,523	2,778
Deferred tax asset, net	—	29	58	30	426
Total assets	$1,370,257	$1,438,574	$1,439,709	$1,392,216	$1,302,954

Mortgage debt, net	$460,145	$495,465	$501,782	$506,316	$530,323
Revolving credit facility	135,300	90,000	81,500	32,000	52,500
Construction loan	13,325	—	—	—	—
Accounts payable and accrued expenses	25,374	33,012	33,692	31,692	27,782
Distributions in excess of investments of unconsolidated real estate entities	19,951	15,214	9,650	6,582	6,017
Lease liability	23,233	23,717	—	—	—
Distributions payable	469	6,142	5,667	5,846	4,742
Total liabilities	677,797	663,550	632,291	582,436	621,364
Total shareholders’ equity	677,752	762,377	797,466	803,162	676,742
Noncontrolling Interest in Operating Partnership	14,708	12,647	9,952	6,618	4,848
Total liabilities and equity	$1,370,257	$1,438,574	$1,439,709	$1,392,216	$1,302,954

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, deployment of vaccines, peoples' willingness to travel and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry and the Company cannot be predicted at this time. The full magnitude of the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity, and future results of operations will depend on future developments, which are highly uncertain. The Company has taken actions to mitigate the operating and financial impact of the COVID-19 pandemic including suspending monthly dividends, reducing 2020 capital expenditures, borrowing under its credit facility, obtaining credit facility covenant waivers, and temporarily reducing executive compensation.

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally-managed and was organized to invest primarily in upscale extended-stay and premium-branded select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. The Company has elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT").
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
As of December 31, 2020, the Company owned 39 hotels with an aggregate of 5,900 rooms located in 15 states and the District of Columbia. The Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 to acquire 46 hotels from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms and (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which was formed in the fourth quarter of 2014 to acquire 48 hotels from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. As of December 31, 2020, the Inland JV hotels are in receivership. We sometimes use the term "JVs" which refers collectively to the NewINK JV and the Inland JV.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2020, Island Hospitality Management Inc. (“IHM”), which is 52.5% owned by Mr. Fisher, managed all 39 of the Company’s wholly owned hotels. As of December 31, 2020, all of the NewINK JV hotels were managed by IHM. As of December 31, 2020, none of the Inland JV hotels were managed by IHM.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.
Results of Operations
Industry outlook

The lodging industry has been significantly impacted by the COVID-19 pandemic and there has been a significant decline in travel. Smith Travel Research reported that U.S. lodging industry RevPAR declined 47.5% for the year ended December 31, 2020, with RevPAR down 19.3% in the first quarter of 2020, down 45.5% in the second quarter of 2020, down 48.5% in the third quarter of 2020 and down 50.6% in the fourth quarter of 2020. We expect the current trend of depressed RevPAR levels to continue until there is widespread deployment of effective COVID-19 vaccines. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, deployment of vaccines, peoples' willingness to travel, and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry cannot be predicted at this time.
Comparison of the year ended December 31, 2020 (“2020”) to the year ended December 31, 2019 (“2019”)

The section below provides a comparative discussion of our consolidated results of operations between fiscal 2020 and 2019. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for comparative a discussion of our consolidated results of operations between fiscal 2019 and fiscal 2018.

Results of operations for the year ended December 31, 2020 include the operating activities of our 39 wholly owned hotels that were owned for the entire period, partial period results for one hotel which was sold during the period and our investments in the NewINK JV and Inland JV. We sold one hotel in San Diego, CA on November 24, 2020, one hotel in Altoona, PA on May 7, 2019 and one hotel in Washington, PA on May 15, 2019. Accordingly, the comparisons below are influenced by these dispositions.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2020	December 31, 2019	% Change
Room	$130,564	$296,267	(55.9)%
Food and beverage	2,718	9,824	(72.3)%
Other	7,589	16,567	(54.2)%
Cost reimbursements from unconsolidated real estate entities	4,045	5,670	(28.7)%
Total revenue	$144,916	$328,328	(55.9)%

Total revenue decreased $183.4 million to $144.9 million for the year ended December 31, 2020 compared to total revenue of $328.3 million for the 2019 period. The decrease in total revenue primarily was related to the COVID-19 pandemic. The decrease in total revenue related to the two hotels sold in 2019 was $1.6 million and $0.5 million related to the hotel sold in 2020. Since all of our hotels are primarily select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.1% and 90.2%, respectively, of total revenue for the years ended December 31, 2020 and December 31, 2019. Room revenue was $130.6 million and $296.3 million for the years ended December 31, 2020 and 2019, respectively, with the decrease in room revenue primarily related to the COVID-19 pandemic. The decrease in room revenue related to the two hotels sold in 2019 was $1.5 million with $0.4 million related to the hotel sold in 2020.
Food and beverage revenue was $2.7 million and $9.8 million for the years ended December 31, 2020 and 2019. The decrease in food and beverage revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.
Other revenue comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was down $9.0 million for the year ended December 31, 2020. The decrease in other operating revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.
Reimbursed costs from unconsolidated real estate entities, comprised of payroll costs at the JVs and Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% by Mr. Fisher, where the Company is the employer, were $4.0 million and $5.7 million respectively, for the years ended December 31, 2020 and 2019. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.
As reported by Smith Travel Research, U.S. lodging industry RevPAR for the years ended December 31, 2020 and 2019 decreased 47.5% and increased 0.9%, respectively, as compared to the years ended December 31, 2019 and 2018. Smith Travel Research reported that U.S. lodging industry RevPAR declined 19.3% in the first quarter, 45.5% in the second quarter, 48.5% in third quarter and 50.6% in the fourth quarter of 2020. We expect the current trend of depressed RevPAR levels to continue until there is widespread deployment of effective COVID-19 vaccines.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 39 hotels wholly owned by the Company as of December 31, 2020 and that have been in operation for a full year regardless of ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the years ended December 31,
	2020		2019		Percentage Change
	Same Property (39 hotels)	Actual (40 hotels)	Same Property (39 hotels)	Actual (42 hotels)	Same Property (39 hotels)	Actual (40/42 hotels)
Occupancy	48.2%	48.6%	80.0%	80.1%	(39.8)%	(39.3)%
ADR	$119.89	$120.84	$165.45	$165.01	(27.5)%	(26.8)%
RevPAR	$57.74	$58.76	$132.00	$131.77	(56.3)%	(55.4)%
Same property RevPAR decreased 56.3% due to a decrease in occupancy of 39.8% and a decrease in ADR of 27.5%.
Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	Year ended
	December 31, 2020	December 31, 2019	% Change
Hotel operating expenses:
Room	$31,883	$65,270	(51.2)%
Food and beverage expense	2,456	8,396	(70.7)%
Telephone expense	1,451	1,638	(11.4)%
Other expense	1,629	4,039	(59.7)%
General and administrative	16,733	25,641	(34.7)%
Franchise and marketing fees	11,608	25,850	(55.1)%
Advertising and promotions	3,983	6,043	(34.1)%
Utilities	9,229	10,867	(15.1)%
Repairs and maintenance	9,799	14,321	(31.6)%
Management fees	5,289	10,822	(51.1)%
Insurance	1,438	1,364	5.4%
Total hotel operating expenses	$95,498	$174,251	(45.2)%

Hotel operating expenses decreased $78.8 million, or 45.2% to $95.5 million for the year ended December 31, 2020 from $174.3 million for the year ended December 31, 2019. The decrease in total hotel operating expenses attributable to the two hotels sold in 2019 was $1.3 million with $0.3 million related to the one hotel sold in 2020. The primary cause of the decrease in hotel operating expenses was related to the decrease in revenues and occupancy caused by the COVID-19 pandemic. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic.
Room expenses, which are the most significant component of hotel operating expenses, decreased $33.4 million from $65.3 million in 2019 to $31.9 million in 2020. The decrease in room expenses attributable to the two hotels sold in 2019 was $0.4 million with $0.1 million related to the one hotel sold in 2020. The decrease in room expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic.

The remaining hotel operating expenses decreased $45.4 million, or 41.6%, from $109.0 million in 2019 to $63.6 million in 2020. The decrease in remaining hotel operating expenses attributable to the two hotels sold in 2019 was $0.9 million and $0.2 million related to the one hotel sold in 2020. The decrease in remaining hotel expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million from $51.5 million for the year ended December 31, 2019 to $53.9 million for the year ended December 31, 2020. The increase was primarily due to renovations. The decrease attributable to the two hotels sold in 2019 was $0.2 million with $0.1 million related to the one hotel sold in 2020. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss on Investment in Unconsolidated Real Estate Entities

Impairment loss on investment in unconsolidated real estate entities increased $15.3 million for the year ended December 31, 2020. The Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV during the year ended December 31, 2020 related to a decline in operating performance caused by the COVID-19 pandemic.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $1.7 million from $24.7 million for the year ended December 31, 2019 to $23.0 million for the year ended December 31, 2020. The decrease attributable to the two hotels sold in 2019 was $0.1 million with $0.1 million related to the one hotel sold in 2020. The decrease was primarily related to decreased ground rent at our hotels due to lower revenues.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $4.6 million and $4.7 million for the years ended December 31, 2020 and 2019, respectively) decreased $2.4 million, or 25.5%, to $7.0 million in 2020 from $9.4 million in 2019, with the decrease primarily due to a reduction in compensation.

Other Charges

Other charges increased from $1.4 million for the year ended December 31, 2019 to $4.4 million for the year ended December 31, 2020. Other charges primarily includes severance costs related to the departure of our former Chief Investment Officer and deductibles for insurance claims.

Reimbursed Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and office rent costs of the NewINK JV and Inland JV and Castleblack which is 2.5% owned by Mr. Fisher, where the Company is the employer, were $4.0 million and $5.7 million for the years ended December 31, 2020 and 2019, respectively. These reimbursed costs were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Gain (loss) on Sale of Hotel Property

Gain (loss) on the sale of hotel property increased $24.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the sales of the Courtyard Altoona, PA on May 7, 2019 and the SpringHill Suites Washington, PA on May 15, 2019, which resulted in a loss of $3.3 million and the sale of the Residence Inn San Diego, CA on November 24, 2020, which resulted in a gain of $21.1 million.

Interest and Other Income

Interest on cash and cash equivalents and other income was $0.2 million for the year ended December 31, 2019 compared to $0.2 million for the year ended December 31, 2020.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.1 million, or 0.3%, from $28.2 million for the year ended December 31, 2019 to $28.1 million for the year ended December 31, 2020. Interest expense is comprised of the following (dollars in thousands):

	Year ended
	December 31, 2020	December 31, 2019	% Change
Mortgage debt interest	$23,227	$23,652	(1.8)%
Credit facility interest and unused fees	$5,001	$4,120	21.4%
Interest rate cap	$25	$—	—%
Construction loan interest	$202	$—	—%
Capitalized interest	$(1,473)	$(445)	231.0%
Amortization of deferred financing costs	$1,140	$920	23.9%
Total	$28,122	$28,247	(.4)%

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities increased $1.0 million from a loss of $6.4 million for the year ended December 31, 2019 to a loss of $7.4 million for the year ended December 31, 2020. The increase is due primarily to a decline in operating performance due to the COVID-19 pandemic.

Income Tax expense

Income tax expense remained unchanged at zero for the year ended December 31, 2019 and 2020. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company's TRS is expecting taxable losses in 2021 and recognizes a full valuation allowance equal to 100% of the net deferred tax assets, with the exception of the AMT tax credit, due to the uncertainty of the TRS's ability to utilize these net deferred tax assets.

Net loss

Net loss was $77.0 million for the year ended December 31, 2020, compared to net income of $18.9 million for the year ended December 31, 2019. The decrease in our net income was due to the factors discussed above.

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
The following is a reconciliation of net income to FFO and Adjusted FFO for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share data):

	For the year ended
	December 31,
	2020	2019	2018
Funds From Operations (“FFO”):
Net (loss) income	$(77,020)	$18,880	$30,870
(Gain) loss on sale of hotel property	(21,116)	3,282	18
Loss on the sale of assets within unconsolidated real estate entities	2	219	—
Depreciation	53,627	51,258	47,932
Impairment loss on investment in unconsolidated real estate entities	15,282	—	—
Impairment loss from unconsolidated real estate entities	1,388	4,197	—
Adjustments for unconsolidated real estate entity items	4,434	7,493	6,992
FFO attributed to common share and unit holders	(23,403)	85,329	85,812
Other charges	4,385	1,441	3,806
Adjustments for unconsolidated real estate entity items	9	1,028	1,078
Adjusted FFO attributed to common share and unit holders	$(19,009)	$87,798	90,696
Weighted average number of common shares and units
Basic	47,635,600	47,238,309	46,428,387
Diluted	47,635,600	47,472,805	46,598,532

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
We also present Adjusted EBITDA which includes additional adjustments for items such as other charges, gains or losses on extinguishment of indebtedness, costs associated with the departure of our former Chief Investment Officer, amortization of share-based compensation and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor's understanding of our performance.
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended
	December 31,
	2020	2019	2018
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net (loss) income	$(77,020)	$18,880	$30,870
Interest expense	28,122	28,247	26,878
Income tax expense	—	—	(28)
Depreciation and amortization	53,871	51,505	48,169
Adjustments for unconsolidated real estate entity items	8,965	18,214	16,495
EBITDA	13,938	116,846	122,384
Impairment loss on investment in unconsolidated real estate entities	15,282	—	—
Impairment loss from unconsolidated real estate entities	1,388	4,197	—
(Gain) loss on sale of hotel property	(21,116)	3,282	18
Loss on the sale of assets within unconsolidated real estate entities	2	219	—
EBITDAre	9,494	124,544	122,402
Other charges	4,385	1,441	3,806
Adjustments for unconsolidated real estate entity items	9	293	1,081
Share based compensation	4,597	4,719	4,210
Adjusted EBITDA	$18,485	$130,997	$131,499

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
The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2020, 2019 and 2018 (in thousands):

		For the year ended
		December 31,
		2020	2019	2018
Net (loss) income		(77,020)	18,880	30,870
Add:	Interest expense	28,122	28,247	26,878
	Depreciation and amortization	53,871	51,505	48,169
	Corporate general and administrative	11,564	14,077	14,120
	Other charges	4,385	1,441	3,806
	Loss from unconsolidated real estate entities	7,424	6,448	876
	Impairment loss on investment in unconsolidated real estate entities	15,282	—	—
	Loss on sale of hotel property	—	3,282	18
Less:	Interest and other income	(179)	(190)	(462)
	Income tax benefit	—	—	(28)
	Gain on sale of hotel property	(21,116)	—	—

Adjusted Hotel EBITDA		$22,333	$123,690	$124,247

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
As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents and restricted cash of approximately $31.5 million and $20.2 million, respectively. Additionally, we had $114.7 million available under our $250.0 million revolving credit facility as of December 31, 2020.
For the year ended December 31, 2020, net cash flows used in operations were $19.9 million, driven by net loss of $77.0 million and by $61.7 million of non-cash items, including $55.2 million of depreciation and amortization and $4.6 million of share-based compensation expense, $0.3 million of accelerated LTIP compensation, losses of $7.4 million from unconsolidated real estate entities and $15.3 million related to the impairment of our interest in the Inland JV, offset by $21.1 million from the gain on the sale of a hotel. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $4.6 million. Net cash flows provided by investing activities were $26.8 million, primarily related to capital improvements on our 39 wholly owned hotels of $14.4 million, $23.2 million related to the development of a new hotel, offset by proceeds from the sale of the San Diego, CA hotel of $64.4 million. Net cash flows provided by financing activities were $4.4 million, comprised of $0.2 million of common equity proceeds raised through sales under our Prior DRSPP (as defined below), net borrowings on our credit facility of $45.3 million, net borrowing on our construction loan of $13.2 million, offset by principal payments on mortgage debt of $35.7 million, payments of deferred financing and offering costs of $2.4 million, and distributions to shareholders and LTIP unit holders of $16.2 million.
For the year ended December 31, 2019, net cash flows provided by operations were $86.2 million, driven by net income of $18.9 million and by $66.8 million of non-cash items, including $52.4 million of depreciation and amortization and $4.7 million of share-based compensation expense, $3.3 million of loss on the sale of hotels and losses of $6.4 million from unconsolidated real estate entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $0.5 million. Net cash flows used in investing activities were $44.6 million, primarily related to capital improvements on our 40 wholly owned hotels of $35.9 million, $12.2 million related to the development of a new hotel and the purchase of a parcel of land for $8.2 million, offset by proceeds from the sale of the Altoona and Washington, PA hotels of $9.0 million and distributions of $2.7 million received from unconsolidated real estate entities. Net cash flows used in financing activities were $53.8 million, comprised of $7.3 million of common equity proceeds raised through sales under our Prior ATM Plan (as defined below) and Prior DRSPP, net borrowings on our unsecured credit facility of $8.5 million, offset by principal payments or payoffs on mortgage debt of $6.7 million, payments of deferred financing and offering costs of $0.2 million, and distributions to shareholders and LTIP unit holders of $62.7 million.

For the year ended December 31, 2018, net cash flows provided by operations were $86.2 million, driven by net income of $30.9 million and by $54.1 million of non-cash items, including $49.1 million of depreciation and amortization and $4.2 million of share-based compensation expense and losses of $0.8 million from unconsolidated real estate entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payment for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash inflow of $1.2 million. Net cash flows used in investing activities were $96.4 million, primarily related the purchase of the Residence Inn Summerville for $21.0 million and the Dallas Downtown Courtyard for $49.0 million, capital improvements on our 42 wholly owned hotels of $31.4 million, reduced by distributions of $5.0 million received from unconsolidated real estate entities. Net cash flows provided by financing activities were $6.0 million, comprised of $24.5 million of common equity proceeds raised through sales under our Prior ATM Plan and Prior DRSPP, net borrowings on our unsecured credit facility of $49.5 million, principal payments or payoffs on mortgage debt of $4.9 million, payments of deferred financing and offering costs of $1.5 million, and distributions to shareholders and LTIP unit holders of $61.6 million.
We declared total dividends of $0.22 and $0.22 per common share and LTIP unit for the year ended December 31, 2020 and $1.32 and $1.32 per common share and LTIP unit for the year ended December 31, 2019, respectively.
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2020, our leverage ratio was approximately 35.8 percent, which increased from 34.1 percent at December 31, 2019 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. At December 31, 2020, we had total debt of $609.7 million at an average rate of approximately 4.4%. We intend to continue to fund our investments with a prudent balance of debt and equity. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2020 and 2019, we had $135.3 million and $90.0 million, respectively, in outstanding borrowings under our revolving credit facility. We had $13.3 million and zero, respectively, in outstanding borrowings under our construction loan for the Warner Center hotel development at December 31, 2020 and 2019. At December 31, 2020, the maximum borrowing availability under our revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $461.1 million and $496.9 million at December 31, 2020 and 2019, respectively.
Our revolving credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2020.
On December 16, 2020, the Company entered into a Third Amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 8, 2018 (as amended by the Credit Agreement Amendment, and as previously amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020, and as further amended by that certain Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2020), with certain lenders for whom Barclays Bank PLC is acting as the administrative agent. The amendment provides for the waiver of certain financial covenants through December 31, 2021 and allows the Company to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, the Company will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, the Company added six hotels to the credit facility’s borrowing base which now has a total of 24 properties. The amendment provided the Company’s credit facility lenders with pledges of the equity in the 24 borrowing base hotels. The amendment places additional limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. As of December 31, 2020, the Company was in compliance with all of its modified financial covenants.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2020, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of December 31, 2020, none of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "Current DRSPP") and together with the Prior DRSPP, the "DRSPP") on December 22, 2020 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2020, we issued 20,512 shares under the Prior DRSPP at a weighted average price of $8.89, which generated $0.2 million of proceeds. As of December 31, 2020, there were common shares having a maximum aggregate sales price of approximately $50.0 million available for issuance under the Current DRSPP.
In December 2017, we established an "At-the-Market-Plan" program (the "Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We filed a $100 million registration statement for a new ATM program (the "ATM Plan") on January 5, 2021 to replace the prior program. At the same time, the Company entered into a sales agreement with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents.. During the year ended December 31, 2020, we issued no shares under the Prior ATM Plan. As of December 31, 2020, there were common shares having a maximum aggregate sales price of approximately $100.0 million available for issuance under the ATM Plan.
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
For the years ended December 31, 2020 and 2019, we invested approximately $14.5 million and $35.9 million, respectively, on capital projects in our hotels. As a result of the COVID-19 pandemic, we reduced our planned 2020 capital expenditures by approximately $10 million. We expect to invest approximately $6.3 million on renovations, discretionary and emergency expenditures on our existing hotels in 2021, including improvements required under any brand PIP.
We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect the total development costs for construction of the hotel to be approximately $70.0 million, which includes the cost of the land. We have incurred $43.7 million of costs to date, which included $6.6 million of the land acquisition costs and $37.1 million of other development costs. We reclassified the $6.6 million of land acquisition costs from Land to Hotel Properties Under Development during the year ended December 31, 2019 in conjunction with our development activities.

Related Party Transactions

We have entered into transactions and arrangements with related parties that could result in potential conflicts of interest. See “Risks Related to Our Business” and Note 15, “Related Party Transactions”, to our consolidated financial statements included in this Annual Report on Form 10-K. See also Item 13 of this Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2020 other than non-recourse debt associated with the NewINK JV and Inland JV as discussed below.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2020, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$4,994	$832	$1,726	$1,814	$622
Revolving credit facility, including interest (2)	140,488	4,383	136,105	—	—
Construction loan (2)	17,032	1,033	2,065	13,934	—
Ground leases	72,241	1,219	2,438	2,486	66,098
Property loans, including interest (2)	511,507	43,920	147,374	320,213	—
Total	$746,262	$51,387	$289,708	$338,447	$66,720
1.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company will share the space with related parties and will be reimbursed for the pro-rata share of rentable space occupied by related parties.

2.Does not reflect paydowns or additional borrowings under the revolving credit facility, construction loan or properties loans after December 31, 2020. Interest payments are based on the interest rate in effect as of December 31, 2020. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans.

In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels. The table above also does not include $6.3 million that we expect to invest on renovations, discretionary and emergency capital expenditures on our existing hotels in 2021, or $26.3 million of estimated remaining costs associated with our Los Angeles hotel development. Our contracts associated with these planned capital expenditures contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
The Company’s ownership interests in the NewINK JV and Inland JV are subject to change in the event that either we or CLNY calls for additional capital contributions to the respective JVs necessary for the conduct of that JV's business, including contributions to fund costs and expenses related to capital expenditures. CLNY may also approve certain actions related to the JVs without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JVs and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the respective joint venture agreements. On September 24, 2020, CLNY announced that it had entered into an agreement to sell six of its hospitality portfolios, including the NewINK JV, in a transaction with a gross equity sale price of $67.5 million. The Inland JV is not included in this proposed transaction. CLNY has not disclosed a proposed allocation of the sale price among the six portfolios. On December 23, 2020, the Company entered into an agreement with CLNY to sell the Company's interest in the NewINK JV for $2.8 million concurrent with the closing of the portfolio sales. The transaction is subject to closing conditions, including the assumption of debt by the purchaser.
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

Our hotel properties are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the years ended December 31, 2020 and 2019, there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2020, we had no hotel properties held for sale.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2020, the Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV related to a decline in operating performance caused by the COVID-19 pandemic (See Note 6).

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

On January 1, 2018, the Company adopted accounting guidance under Accounting Standards Update (ASU) Topic 2014-09, "Revenue from Contracts with Customers" on a modified retrospective basis. Our current revenue streams are not affected under the new model and we did not recognize a cumulative effect adjustment as part of the modified retrospective method of adoption. Furthermore, the new accounting guidance will not materially impact the recognition of or the accounting for disposition of hotels since we primarily dispose of hotels to third parties in exchange for cash with few contingencies. As it relates to capitalization of costs to acquire customer contracts, the Company has elected to use the Financial Accounting Standards Board's ("FASB") practical expedient which allows us to expense costs to acquire customer contracts as they are incurred due to their short-term nature for a specified number of nights that never exceed one year. This guidance applies to all contracts as of the adoption date. The Company has applied all relevant disclosures of this standard.
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
Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted accounting guidance under Accounting Standards Update (ASU) 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We adopted the accounting guidance on January 1, 2019 and applied it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we applied the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we recognized lease liabilities of $25.7 million with corresponding right-of use assets of $23.1 million on our consolidated balance sheet as of January 1, 2019.

On January 1, 2018, the Company adopted accounting guidance under Accounting Standards Update (ASU) Topic 2014-09, "Revenue from Contracts with Customers" on a modified retrospective basis. Our current revenue streams are not affected under the new model and we did not recognize a cumulative effect adjustment as part of the modified retrospective method of adoption. Furthermore, the new accounting guidance will not materially impact the recognition of or the accounting for disposition of hotels since we primarily dispose of hotels to third parties in exchange for cash with few contingencies. As it relates to capitalization of costs to acquire customer contracts, the Company has elected to use the Financial Accounting Standards Board's ("FASB") practical expedient which allows us to expense costs to acquire customer contracts as they are incurred due to their short-term nature for a specified number of nights that never exceed one year. This guidance applies to all contracts as of the adoption date. The Company has applied all relevant disclosures of this standard.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2020 and December 31, 2019 was $462.6 million and $501.5 million, respectively.
At December 31, 2020, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2020 that are sensitive to changes in interest rates (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Floating rate:
Debt	—	$135,300	—	$13,325	—	—	$148,625	$148,625
Average interest rate	—	3.07%	—	7.75%	—	—	3.49%
Fixed rate:
Debt	$21,441	$9,249	$117,875	$296,616	$15,935	—	$461,116	$462,593
Average interest rate	5.29%	4.63%	4.66%	4.64%	4.25%	—	4.66%

Our credit facility is currently subject to a 0.5% LIBOR floor and our construction loan is subject to a 0.25% LIBOR floor. At December 31, 2020 1-month LIBOR was 0.14%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $1.0 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $135.3 million and the amount outstanding on our construction loan remains $13.3 million, the balance as of December 31, 2020.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 11, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 11, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021
Annual Meeting of Shareholders to be held on May 11, 2021.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021
Annual Meeting of Shareholders to be held on May 11, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021
Annual Meeting of Shareholders to be held on May 11, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.    Financial Statements

See the Index to Consolidated Financial Statements at pages F-1

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-40:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2020

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

10.21	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(9)

10.22	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(10)

10.23	Limited Liability Company Agreement of IHP I OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(10)

10.24	Amended and Restated Credit Agreement, dated as of March 8, 2018, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent.(14)

10.25*	Form of 2016 Time-Based LTIP Unit Award Agreement(12)

10.26*	Form of 2016 Performance-Based LTIP Unit Award Agreement(12)

10.27*	Form of 2017 Time-Based LTIP Unit Award Agreement(13)

10.28*	Form of 2017 Performance-Based LTIP Unit Award Agreement(13)

10.29*	Separation Agreement and General Release, dated as of March 5, 2020, by and between Chatham Lodging Trust and Peter Willis(15)

10.30
First Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2020, among Chatham Lodging Trust, as parent guarantee, Chatham Lodging L.P., as borrower, the several banks and other financial institutions or entities that are parties thereto, as lenders and Barclays Bank PLC, as administrative agent(16)

10.31
Third Amendment to Amended and Restated Credit Agreement, dated as of December 16, 2020, among Chatham Lodging Trust, as parent guarantee, Chatham Lodging L.P., as borrower, the several banks and other financial institutions or entities that are parties thereto, as lenders and Barclays Bank PLC, as administrative agent(17)

10.32
Sales Agreement, dated January 4, 2021, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC(18)

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document

*    Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).
(2)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(8)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(9)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 (File No. 001-34693).
(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 30, 2014 (File No. 001-34693).
(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on November 30, 2015 (File No. 001-34693).
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 (File No. 001-34693).
(14)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 25, 2019 (File No. 001-34693).
(15)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2020 (File No. 001-34693).
(16)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 6, 2020 (File No. 001-34693).
(17)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2020 (File No. 001-34693).
(18)	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2021 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 24, 2021	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021
Jeremy B. Wegner

/s/ EDWIN B. BREWER, JR.	Trustee	February 24, 2021
Edwin B. Brewer, Jr.

/s/ THOMAS J. CROCKER	Trustee	February 24, 2021
Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	February 24, 2021
Jack P. DeBoer

/s/ MARY ELIZABETH HIGGINS	Trustee	February 24, 2021
Mary Elizabeth Higgins

/s/ ROBERT PERLMUTTER	Trustee	February 24, 2021
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 24, 2021
Rolf E. Ruhfus

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Evaluation of Investments in Hotel Properties

As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2020, the Company had an investment in hotel properties, net of $1.3 billion and for the year ended December 31, 2020, there were no impairment losses recorded. Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management’s estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized.

The principal considerations for our determination that performing procedures relating to the impairment evaluation of investments in hotel properties is a critical audit matter are the significant judgments by management when evaluating whether events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management’s estimated holding period. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to management’s intent and ability to hold its hotel properties and management’s assessment of economic conditions of the Company’s hotels.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment evaluation of the Company’s investments in hotel properties, including controls over management’s evaluation of whether events or changes in circumstances indicate that the carrying value of hotel properties may not be recoverable. These procedures also included, among others, testing management’s process for evaluating whether events or changes in circumstances indicate that the carrying value may not be recoverable. Testing management’s process included evaluating management’s intent and ability to hold its hotel properties over the estimated holding period, evaluating management’s assessment of economic conditions, and considering whether the assessment of economic conditions of the Company’s hotels were consistent with external industry data and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 24, 2021

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019

Assets:
Investment in hotel properties, net	$1,265,174	$1,347,116
Investment in hotel properties under development	43,651	20,496
Cash and cash equivalents	21,124	6,620
Restricted cash	10,329	13,562
Investment in unconsolidated real estate entities	—	17,969
Right of use asset, net	20,641	21,270
Hotel receivables (net of allowance for doubtful accounts of $248 and $451, respectively)	1,688	4,626
Deferred costs, net	5,384	4,271
Prepaid expenses and other assets	2,266	2,615
Deferred tax asset, net	—	29
Total assets	$1,370,257	$1,438,574
Liabilities and Equity:
Mortgage debt, net	$460,145	$495,465
Revolving credit facility	135,300	90,000
Construction loan	13,325	—
Accounts payable and accrued expenses	25,374	33,012
Distributions and losses in excess of investments of unconsolidated real estate entities	19,951	15,214
Lease liability, net	23,233	23,717
Distributions payable	469	6,142
Total liabilities	677,797	663,550
Commitments and contingencies (see note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at December 31, 2020 and 2019	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,973,473 and 46,928,445 shares issued and outstanding at December 31, 2020 and 2019, respectively	470	469
Additional paid-in capital	906,000	904,273
Accumulated deficit	(228,718)	(142,365)
Total shareholders’ equity	677,752	762,377
Noncontrolling Interests:
Noncontrolling interest in operating partnership	14,708	12,647
Total equity	692,460	775,024
Total liabilities and equity	$1,370,257	$1,438,574
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2020	2019	2018
Revenue:
Room	$130,564	$296,267	$295,897
Food and beverage	2,718	9,824	8,880
Other	7,589	16,567	13,710
Reimbursable costs from unconsolidated real estate entities	4,045	5,670	5,743
Total revenue	144,916	328,328	324,230
Expenses:
Hotel operating expenses:
Room	31,883	65,270	63,877
Food and beverage	2,456	8,396	7,312
Telephone	1,451	1,638	1,766
Other hotel operating	1,629	4,039	3,296
General and administrative	16,733	25,641	25,567
Franchise and marketing fees	11,608	25,850	24,864
Advertising and promotions	3,983	6,043	6,227
Utilities	9,229	10,867	10,835
Repairs and maintenance	9,799	14,321	14,710
Management fees	5,289	10,822	10,754
Insurance	1,438	1,364	1,354
Total hotel operating expenses	95,498	174,251	170,562
Depreciation and amortization	53,871	51,505	48,169
Impairment loss on investment in unconsolidated real estate entities	15,282	—	—
Property taxes, ground rent and insurance	23,040	24,717	23,678
General and administrative	11,564	14,077	14,120
Other charges	4,385	1,441	3,806
Reimbursable costs from unconsolidated real estate entities	4,045	5,670	5,743
Total operating expenses	207,685	271,661	266,078
Operating (loss) income before gain (loss) on sale of hotel property	(62,769)	56,667	58,152
Gain (loss) on sale of hotel property	21,116	(3,282)	(18)
Operating (loss) income	(41,653)	53,385	58,134
Interest and other income	179	190	462
Interest expense net of amounts capitalized, including amortization of deferred fees	(28,122)	(28,247)	(26,878)
Loss from unconsolidated real estate entities	(7,424)	(6,448)	(876)
(Loss ) income before income tax expense	(77,020)	18,880	30,842
Income tax expense	—	—	28
Net (loss) income	(77,020)	18,880	30,870
Net (loss) income attributable to non-controlling interest	997	(177)	(229)
Net (loss) income attributable to common shareholders	$(76,023)	$18,703	$30,641
(Loss) income per Common Share - Basic:
Net (loss) income attributable to common shareholders (Note 11)	$(1.62)	$0.39	$0.66
(Loss) income per Common Share - Diluted:
Net (loss) income attributable to common shareholders (Note 11)	$(1.62)	$0.39	$0.66
Weighted average number of common shares outstanding:
Basic	46,961,039	46,788,784	46,073,515
Diluted	46,961,039	47,023,280	46,243,660
Distributions per common share:	$0.22	$1.32	$1.32
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance January 1, 2018	45,375,266	450	871,730	(69,018)	803,162	6,618	809,780
Issuance of shares pursuant to Equity Incentive Plan	21,670	—	500	—	500	—	500
Issuance of shares, net of offering costs of $518	1,135,095	15	23,953	—	23,968	—	23,968
Issuance of restricted time-based shares	5,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	103	—	103	3,607	3,710
Dividends declared on common shares ($1.32 per share)	—	—	—	(60,908)	(60,908)	—	(60,908)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(1,154)	(1,154)
Forfeited distributions on LTIP units	—	—	—	—	—	652	652
Net income	—	—	—	30,641	30,641	229	30,870
Balance, December 31, 2018	46,537,031	465	896,286	(99,285)	797,466	9,952	807,418
Issuance of shares pursuant to Equity Incentive Plan	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $209	363,544	4	7,087	—	7,091	—	7,091
Issuance of restricted time-based shares	—	—	—	—	—	—	—
Amortization of share based compensation	—	—	63	—	63	4,206	4,269
Dividends declared on common shares ($1.32 per share)	—	—	—	(61,783)	(61,783)	—	(61,783)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	(1,351)	(1,351)
Reallocation of noncontrolling interest	—	—	337	—	337	(337)	—
Net income	—	—	—	18,703	18,703	177	18,880
Balance, December 31, 2019	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	24,516	—	450	—	450	—	450
Issuance of shares, net of offering costs of $49	20,512	1	133	—	134	—	134
Amortization of share based compensation	—	—	30	—	30	4,406	4,436
Dividends declared on common shares ($0.22 per share)	—	—	—	(10,330)	(10,330)	—	(10,330)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—	—	—	(234)	(234)
Reallocation of noncontrolling interest	—	—	1,114	—	1,114	(1,114)	—
Net loss	—	—	—	(76,023)	(76,023)	(997)	(77,020)
Balance, December 31, 2020	46,973,473	$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(77,020)	$18,880	$30,870
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,627	51,258	47,932
Amortization of deferred franchise fees	244	247	237
Amortization of deferred financing fees included in interest expense	1,275	912	902
(Gain) loss on sale of hotel property	(21,116)	3,282	18
Impairment loss on investment in unconsolidated real estate entities	15,282	—	—
Deferred tax expense (benefit)	29	29	(28)
Share based compensation	4,597	4,719	4,210
Accelerated share based compensation for employee severance	288	—	—
Loss from unconsolidated real estate entities	7,424	6,448	876
Changes in assets and liabilities:
Right of use asset	629	613	—
Hotel receivables	2,940	(102)	(437)
Deferred costs	(6)	(17)	(243)
Prepaid expenses and other assets	292	(308)	64
Accounts payable and accrued expenses	(7,962)	664	1,814
Lease liability	(484)	(391)	—
Net cash (used in) provided by operating activities	(19,961)	86,234	86,215
Cash flows from investing activities:
Improvements and additions to hotel properties	(14,487)	(35,859)	(31,417)
Investment in hotel properties under development	(23,155)	(12,224)	—
Acquisition of hotel properties, net of cash acquired	—	(8,171)	(70,020)
Proceeds from sale of hotel properties, net	64,448	8,987	—
Distributions from unconsolidated entities	—	2,692	5,036
Net cash provided by (used in) investing activities	26,806	(44,575)	(96,401)
Cash flows from financing activities:
Borrowings on revolving credit facility	86,000	74,500	149,000
Repayments on revolving credit facility	(40,700)	(66,000)	(99,500)
Borrowings on construction loan	13,325	—	—
Payments on mortgage debt	(35,744)	(6,695)	(4,899)
Payments of financing costs	(2,351)	(48)	(955)
Payment of offering costs	(49)	(209)	(518)
Proceeds from issuance of common shares	182	7,298	24,486
Distributions - common shares/units	(16,237)	(62,660)	(61,590)
Net cash provided by (used in) financing activities	4,426	(53,814)	6,024
Net change in cash, cash equivalents and restricted cash	11,271	(12,155)	(4,162)
Cash, cash equivalents and restricted cash, beginning of period	20,182	32,337	36,499
Cash, cash equivalents and restricted cash, end of period	$31,453	$20,182	$32,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,119	$27,274	$25,328
Capitalized interest	$1,473	$445	$—
Cash paid for income taxes	$328	$748	$887
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2021, the Company issued 40,203 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2020. On January 15, 2020, the Company issued 24,516 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2019. On January 16, 2019, the Company issued 27,870 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2018.
As of December 31, 2020, the Company had accrued distributions payable of $0.5 million. As of December 31, 2019, the Company had accrued distributions payable of $6.1 million. As of December 31, 2018, the Company had accrued distributions payable of $5.7 million.
Accrued share based compensation of $0.5 million, $0.5 million and $0.5 million is included in accounts payable and accrued expenses as of December 31, 2020, 2019 and 2018, respectively.
Accrued capital improvements of $4.5 million, $3.8 million and $2.4 million are included in accounts payable and accrued expenses as of December 31, 2020, 2019, and 2018 respectively.
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
As of December 31, 2020, the Company owned 39 hotels with an aggregate of 5,900 (unaudited) rooms located in 15 states and the District of Columbia (unaudited). As of December 31, 2020, the Company also (i) held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of Colony Capital, Inc. ("CLNY"), which was formed in the second quarter of 2014 and currently owns 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 (unaudited) rooms, (ii) held a 10.0% noncontrolling interest in a separate joint venture (the "Inland JV") with CLNY, which was formed in the fourth quarter of 2014 which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 (unaudited) rooms. As of December 31, 2020, the Inland JV hotels are in receivership. We sometimes use the term, "JVs", which refers collectively to the NewINK JV and Inland JV.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly (i) owns its 10.3% interest in the 46 NewINK JV hotels and (ii) owns its 10.0% interest in the 48 of the Inland JV hotels through the Operating Partnership. All of the NewINK JV hotels and Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2020, Island Hospitality Management Inc. (“IHM”), which is 52.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 39 of the Company’s wholly owned hotels. As of December 31, 2020, all of the NewINK JV hotels were managed by IHM. As of December 31, 2020, all of the Inland JV hotels were managed by other management companies.

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

Reclassifications

In accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, the Company presented the Gain (loss) on sale of hotel property line on the Company’s Consolidated Statements of Operations within Operating income for all periods presented.

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
Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the years ended December 31, 2020 and 2019, there were no impairment losses.

For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on disposal of long-lived assets are met. As of December 31, 2020 and 2019 the Company had no hotel properties held for sale.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. As of December 31, 2020, the Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV related to a decline in operating performance caused by the COVID-19 pandemic (See Note 6).

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
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans or hotel management agreements. Restricted cash on the accompanying consolidated balance sheets at December 31, 2020 and 2019 is $10.3 million and $13.6 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2020 and 2019, the allowance for doubtful accounts was $0.2 million and $0.5 million, respectively.

Deferred Costs
Deferred costs consist of franchise agreement application fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019

Loan costs	$4,455	$2,104
Franchise fees	4,311	4,409
Other	75	129
	8,841	6,642
Less accumulated amortization	(3,457)	(2,371)
Deferred costs, net	$5,384	$4,271

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2020, 2019 and 2018, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.9 million, $0.5 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Mortgage debt	$461,116	$496,860
Deferred financing costs	(971)	(1,395)
Mortgage debt, net	$460,145	$495,465

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2020, 2019 and 2018, amortization expense related to mortgage loan costs of $0.4 million, $0.4 million, $0.4 million, respectively, is included in interest expense in the consolidated statement of operations.

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

Revenue Recognition

Revenue from hotel operations is recognized when rooms are occupied and when services are provided. Revenue consists of amounts derived from hotel operations, including sales from room, meeting room, gift shop, in-room movie and other ancillary amenities. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenue) in the accompanying consolidated statements of operations. Cash received prior to customer arrival is recorded as an advanced deposit from the customer and is recognized as revenue at the time of occupancy.
Room revenue is generate through short-term contracts with customers whereby customers agree to pay a daily rate for the right to occupy hotel rooms for one or more nights. Our performance obligations are fulfilled at the end of each night that the customers have the right to occupy the rooms. Room revenues are recognized daily at the contracted room rate in effect for each room night.
Food and beverage revenues are generated when customers purchase food and beverage at a hotel's restaurant, bar or other facilities. Our performance obligations are fulfilled at the time that food and beverage is purchased and provided to our customers.
Other revenues such as for parking, cancellation fees, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided.
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

As of December 31, 2020, the Company is no longer subject to U.S federal income tax examinations for years before 2017 and with few exceptions to state examinations before 2017.  The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2020. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.
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

Leases
On January 1, 2019, the Company adopted accounting guidance under Accounting Standards Codification (ASU) 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting for leasing transactions.  On February 25, 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. The Company adopted the new accounting guidance on January 1, 2019 and applied it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, the Company applied the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For the ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, the Company recognized lease liabilities of $25.7 million with corresponding right-of use assets of $23.1 million on our consolidated balance sheet as of January 1, 2019.

Segment Information

Management evaluates the Company's hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers.

Recently Issued Accounting Standards

On January 1, 2018, the Company adopted accounting guidance under Accounting Standards Codification (ASU) Topic 2014-09, "Revenue from Contracts with Customers" on a modified retrospective basis. Our current revenue streams are not affected under the new model and we did not recognize a cumulative effect adjustment as part of the modified retrospective method of adoption. Furthermore, the new accounting guidance will not materially impact the recognition of or the accounting for disposition of hotels since we primarily dispose of hotels to third parties in exchange for cash with few contingencies. As it relates to capitalization of costs to acquire customer contracts, the Company has elected to use the Financial Accounting Standards Board's ("FASB") practical expedient which allows us to expense costs to acquire customer contracts as they are incurred due to their short-term nature for a specified number of nights that never exceed one year. This guidance applies to all contracts as of the adoption date. The Company has applied all relevant disclosures of this standard.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements for fair value measurements by removing or modifying some of the disclosures, while also adding new disclosures. The guidance is effective for annual reporting periods beginning after December 15, 2019, and the interim periods within those annual periods, with early adoption permitted. The Company has adopted this new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

3.    Acquisition of Hotel Properties
Hotel Purchase Price Allocation
We acquired the Residence Inn Summerville ("RI Summerville") hotel in Summerville, SC for $20.8 million on August 27, 2018 and the Dallas Downtown Courtyard ("Dallas DT") hotel in Dallas, TX for $49.0 million on December 5, 2018. The allocation of the purchase price of each of the hotels acquired by the Company, based on the fair value on the date of its acquisition, dollars (in thousands):

	RI Summerville	Dallas DT	Total
Acquisition date	8/27/2018	12/5/2018
Number of rooms (unaudited)	96	167	263
Land	$2,300	$2,900	$5,200
Building and improvements	17,060	42,760	59,820
Furniture, fixtures and equipment	1,234	3,340	4,574
Cash	—	5	5
Accounts receivable	—	8	8
Prepaid expenses and other assets	—	68	68
Accounts payable and accrued expenses	(9)	(33)	(42)
Net assets acquired, net of cash	$20,585	$49,043	$69,628

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets.  The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. Property acquisition costs of $0.1 million were capitalized in 2019.

The amount of revenue and operating income from the hotels acquired in 2018 from their respective date of acquisition through December 31, 2020 is as follows (in thousands):

		For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Acquisition Date	Revenue	Operating Income	Revenue	Operating Income
Residence Inn Summerville, SC	8/27/18	$2,968	$903	$3,645	$1,250
Courtyard Dallas Downtown, TX	12/05/18	3,574	838	7,833	2,479
Total		$6,542	$1,741	$11,478	$3,729

On July 2, 2019, the Company purchased a parcel of land in Silicon Valley, California for $8.1 million.

4.    Disposition of Hotel Properties
On November 24, 2020, the Company sold the Residence Inn Mission Valley hotel in San Diego, CA for $67.0 million and recognized a gain on the sale of the hotel property of $21.1 million. The balance of the mortgage loan of $26.7 million was repaid with proceeds from the sale. Additional proceeds were used to repay amounts outstanding on the Company's revolving credit facility.
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
During the years ended December 31, 2020, 2019 and 2018, the Company's consolidated statements of operations included operating income related to the disposed hotels as follows: (in thousands):

	Operating Income
	For the years ended December 31,
	2020	2019	2018
Residence Inn Mission Valley, CA	$2,013	$4,782	$4,608
Courtyard Altoona, PA	—	24	517
SpringHill Suites Washington, PA	—	198	718
Total	$2,013	$5,004	$5,843

5.    Investment in Hotel Properties
Investment in hotel properties, net
Investment in hotel properties, net as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land and improvements	$287,049	$296,884
Building and improvements	1,195,276	1,216,849
Furniture, fixtures and equipment	84,381	81,707
Renovations in progress	11,225	31,589
	1,577,931	1,627,029
Less: accumulated depreciation	(312,757)	(279,913)
Investment in hotel properties, net	$1,265,174	$1,347,116

Investment in hotel properties under development
We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We have incurred $43.7 million of costs to date, which included $6.6 million of the land acquisition costs and $37.1 million of other development costs. We expect the total development costs for construction of the hotel to be approximately $70.0 million, which includes the cost of the land.

6.    Investment in Unconsolidated Entities

On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the operating partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 89.7% interest and the Company owns a 10.3% interest in the NewINK JV. The value of NewINK JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. As of December 31, 2020 and December 31, 2019, the Company's share of partners' capital in the NewINK JV is approximately $2.7 million and $40.6 million, respectively, and the total difference between the carrying amount of the investment and the Company's share of partners' capital is approximately $22.7 million and $55.8 million (for which the basis difference related to amortizing assets is being recognized over the life of the related assets as a basis difference adjustment). The Company offset approximately $32.2 million of its share of the NewINK JV's impairment loss in the current year by its remaining basis difference in the NewINK JV. The Company serves as managing member of the NewINK JV. During the years ended December 31, 2020 and 2019, the Company received cash distributions from the NewINK JV as follows (in thousands):

	For the year ended
	December 31,
	2020	2019
Cash generated from other activities and excess cash	$—	$1,542
Total	$—	$1,542

On November 17, 2014, the Company acquired a 10.0% interest in Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. The Company accounts for this investment under the equity method. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owns a 90.0% interest in the Inland JV. The values of Inland JV assets and liabilities were adjusted to reflect estimated fair market values at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. During the years ended December 31, 2020 and 2019, the Company received cash distributions from the Inland JV as follows (in thousands):

	For the year ended
	December 31,
	2020	2019
Cash generated from other activities and excess cash	$—	$1,150
Total	$—	$1,150

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

On April 7, 2020 and May 7, 2020, the NewINK JV failed to make debt service payments related to its $855.0 million loan. The servicer and lender subsequently agreed to fund the April 7, 2020 and May 7, 2020 interest payments for the senior portion of the loan from restricted cash balances that were originally escrowed to fund future capital expenditures. During the three months ended December 31, 2020, CLNY advanced $15.2 million to the NewINK JV. The NewINK JV used these funds, along with existing cash, to fund operating expenses, stay current on senior interest payments and make all late payments on its mezzanine debt. The NewINK JV is now current on all senior and mezzanine debt payments. The NewINK JV debt is non-recourse to the Company with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the NewINK loan agreement does not trigger a cross-default under any of the Company’s debt agreements.

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

On April 9, 2020 the Inland JV failed to make a debt service payment related to its $780.0 million loan and has not made any of its subsequent monthly debt service payments. The failure to make the required debt service payments is an event of default under the Inland JV loan agreement. The Inland JV has not been successful in negotiating a forbearance agreement with its lenders. The Inland JV debt is non-recourse to the Company with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the Inland JV loan agreement does not trigger a cross-default under any of the Company’s debt agreements. At the direction of the special servicer for the Inland JV loan, control of Inland JV properties has transitioned to a court appointed receiver. The receiver, LW Hospitality Advisors, has replaced IHM with new hotel management companies.

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

On September 24, 2020, CLNY announced that it had entered into an agreement to sell six of its hospitality portfolios, including the NewINK JV, in a transaction with a gross equity sale price of $67.5 million. The Inland JV is not included in this proposed transaction. CLNY has not disclosed a proposed allocation of the sale price among the six portfolios. On December 23, 2020, the Company entered in to an agreement with CLNY to sell the Company's interest in the NewINK JV for $2.8 million concurrent with the closing of the portfolio sales. The transaction is subject to closing conditions, including the assumption of debt by the purchaser.

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

The Company's investments in the NewInk JV and the Inland JV are $(20.0) million and $0.0 million, respectively, at December 31, 2020. The following tables sets forth the total assets, liabilities and equity and components of net income (loss), including the Company's share, related to all JVs for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Balance Sheet
	December 31, 2020	December 31, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$1,604,501	$2,221,718	$2,309,396
Other assets	79,136	104,560	118,600
Total Assets	$1,683,637	$2,326,278	$2,427,996

Liabilities
Mortgages and notes payable, net	$1,622,305	$1,612,217	$1,606,334
Other Liabilities	80,423	34,948	37,051
Total Liabilities	1,702,728	1,647,165	1,643,385

Equity
Chatham Lodging Trust	(1,835)	69,008	79,744
Joint Venture Partner	(17,256)	610,105	704,867
Total Equity	(19,091)	679,113	784,611
Total Liabilities and Equity	$1,683,637	$2,326,278	$2,427,996

	For the year ended
	December 31,
	2020	2019	2018
Revenue	$246,694	$496,485	$498,507
Total hotel operating expenses	216,846	329,879	329,756
Impairment loss	578,217	41,132	—
Hotel operating income	$29,848	$166,606	$168,751
Net loss from continuing operations	$(701,880)	$(76,869)	$(24,400)
Loss on sale of hotels	$(15)	$(2,129)	$—
Net loss	$(701,895)	$(78,998)	$(24,400)

Loss allocable to the Company	$(8,420)	$(8,044)	$(2,472)
Basis difference adjustment	$996	$1,596	$1,596
Total loss from unconsolidated real estate entities attributable to Chatham	$(7,424)	$(6,448)	$(876)

7.    Debt

The Company's mortgage loans are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. The Company's credit facility is secured by pledges of its equity interests in certain properties. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	12/31/20 Property Carrying Value	Balance Outstanding as of
				December 31, 2020	December 31, 2019
Revolving Credit Facility (1)	3.07%	March 8, 2022	$608,319	$135,300	$90,000
Construction loan (2)	7.75%	August 4, 2024	43,651	13,325	—
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,883	12,602	12,936
Residence Inn by Marriott San Diego, CA	4.66%	February 6, 2023	—	—	27,272
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	28,622	15,195	15,563
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,996	20,780	21,291
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	30,152	17,126	17,559
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	33,760	21,031	21,520
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	62,419	42,998	43,857
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	41,246	31,463	32,053
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	75,680	63,418	64,406
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	83,931	69,192	70,270
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	62,652	47,564	48,305
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	48,563	37,092	37,670
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	33,349	29,358	29,817
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	38,044	20,490	20,931
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	13,014	15,411	15,693
Hampton Inn & Suites Houston Medical Cntr., TX	4.25%	January 6, 2025	15,769	17,396	17,717
Total debt before unamortized debt issue costs			$1,272,050	$609,741	$586,860
Unamortized mortgage debt issue costs				(971)	(1,395)
Total debt outstanding				608,770	585,465

1.The interest rate for the revolving credit facility is variable and based on LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. At December 31, 2020 and 2019, the Company had $135.3 million and $90.0 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility. The credit facility provides two six-month extension options that would extend the final maturity to March 8, 2023 if exercised. The Company can exercise the extension options as long as there is no default.
2.On August 4, 2020, a subsidiary of the Company entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a loan with a total commitment of up to $40 million to fund the remaining construction costs of the Warner Center hotel development. The loan has an initial term of 4 years and there are two six-month extension options. The rate on the loan is LIBOR, subject to a 0.25% floor, plus a spread of 7.5%.
At December 31, 2020 and 2019, the Company had $135.3 million and $90.0 million, respectively, of outstanding borrowings under its revolving credit facility. At December 31, 2020, the maximum borrowing availability under the revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2020 and 2019 was $462.6 million and $501.5 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2020, the Company’s variable rate debt consists of its revolving credit facility and its construction loan. The estimated fair value of the Company’s variable rate debt as of December 31, 2020 and 2019 was $148.6 million and $90.0 million, respectively.

On December 16, 2020, the Company, entered into a Third Amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 8, 2018 (as amended by the Credit Agreement Amendment, and as previously amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020, and as further amended by that certain Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2020), with certain lenders for whom Barclays Bank PLC is acting as the administrative agent. The amendment provides for the waiver of certain financial covenants through December 31, 2021 and allows the Company to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, the Company will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, the Company added six hotels to the credit facility’s borrowing base which now has a total of 24 properties. The amendment provided the Company’s credit facility lenders with pledges of the equity in the 24 borrowing base hotels. The amendment places additional limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. As of December 31, 2020, the Company was in compliance with all of its modified financial covenants.
Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2020, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of December 31, 2020, none of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Future scheduled principal payments of debt obligations as of December 31, 2020, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2021	$21,441
2022	144,549
2023	117,875
2024	309,941
2025	15,935
Thereafter	—
Total debt before unamortized debt issue costs	$609,741
Unamortized mortgage debt issue costs	(971)
Total debt outstanding	$608,770

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Warner Center hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statements of operations. As of December 31, 2020, the fair value of the interest rate caps were $9.1 thousand.

8.    Income Taxes
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2020	2019	2018
Current:
Federal	$(29)	$(29)	$—
State	—	—	—
Current tax expense (benefit)	$(29)	$(29)	$—

Deferred:
Federal	29	29	(28)
State	—	—	—
Deferred tax expense (benefit)	29	29	(28)
Total income tax expense (benefit)	$—	$—	$(28)

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (in thousands):

	For the year ended
	December 31,
	2020	2019	2018
Book loss before income taxes of the TRS	$(4,838)	$(8,167)	$(6,040)

Statutory rate of 21% for 2018 and after	$(1,016)	$(1,715)	$(1,268)
Effect of state and local income taxes, net of federal tax benefit	(253)	(347)	(200)
Permanent adjustments	4	8	12
Change in valuation allowance	1,445	2,100	1,456
Valuation allowance release	—	—	(28)
Other	(180)	(46)	—
Total income tax (benefit) expense	$—	$—	$(28)

Effective tax rate	—%	—%	0.46%

At December 31, 2020 and 2019, the Company had valuation allowances against certain deferred tax assets totaling $7.1 million and $5.6 million, respectively. The increase in valuation allowance was primarily from the increase in the net operating losses incurred during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2020 and 2019 are as follows (in thousands):

	For the year ended
	December 31,
	2020	2019
Gross Deferred Tax Assets:
Allowance for doubtful accounts	$133	$117
Accrued compensation	547	870
Net operating loss	6,541	4,741
AMT credit	—	29
Gross Deferred Tax Assets	$7,221	$5,757
Less: Valuation Allowance	$(7,070)	$(5,625)
Total Deferred Tax Assets Net of Valuation Allowance	151	132
Gross Deferred Tax Liabilities:
Total Book/tax difference in partnership	(151)	(103)
Gross Deferred Tax Liabilities:	(151)	(103)
Net, Deferred Tax Assets:	—	29
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of net deferred tax assets. The Company's TRS is expecting continued taxable losses in 2020. As of December 31, 2020, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
The TRS has income tax NOL carryforwards for Federal and various states of approximately $24.2 million and $30.0 million, respectively. The loss carryforwards begin to expire starting in 2038 for Federal purposes and in 2031 and thereafter for state purposes.

9.    Dividends Declared and Paid
The Company declared regular common share dividends of $0.22 per share and distributions on LTIP units of $0.22 per unit for the year ended December 31, 2020. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
January	1/31/2020	2/28/2020	$0.11	$0.11	$—	$0.1100	$—
February	2/28/2020	3/27/2020	0.11	0.11	—	0.1100	—

Total 2020			$0.22	$0.22	$—	$0.2200	$—

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
January	1/31/2019	2/22/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
February	2/28/2019	3/29/2019	0.11	0.11	0.0847	0.0253	0.0847
March	3/29/2019	4/26/2019	0.11	0.11	0.0847	0.0253	0.0847
1st Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

April	4/30/2019	5/31/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
May	5/31/2019	6/28/2019	0.11	0.11	0.0847	0.0253	0.0847
June	6/28/2019	7/26/2019	0.11	0.11	0.0847	0.0253	0.0847
2nd Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

July	7/31/2019	8/30/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
August	8/30/2019	9/27/2019	0.11	0.11	0.0847	0.0253	0.0847
September	9/30/2019	10/25/2019	0.11	0.11	0.0847	0.0253	0.0847
3rd Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

October	10/31/2019	11/29/2019	$0.11	$0.11	$0.0847	$0.0253	$0.0847
November	11/29/2019	12/27/2019	0.11	0.11	0.0847	0.0253	0.0847
December	12/31/2019	1/31/2020	0.11	0.11	0.0847	0.0253	0.0847
4th Quarter 2019			$0.33	$0.33	$0.2541	$0.0759	$0.2541

Total 2019			$1.32	$1.32	$1.0164	$0.3036	$1.0164

For the year ended December 31, 2020, 100.0% of the distributions paid to stockholders were considered return of capital. For the year ended December 31, 2019, approximately 77.0% of the distributions paid to stockholders were considered ordinary income and approximately 23.0% were considered return of capital.

10.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2020, 46,973,473 common shares were outstanding.
In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "Current DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 22, 2020 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2020, we issued 20,512 shares under the Prior DRSPP at a weighted average price of $8.89, which generated $0.2 million of proceeds. As of December 31, 2020, there were common shares having a maximum aggregate sales price of approximately $50.0 million available for issuance under the Current DRSPP.
In December 2017, we established an "At-the-Market-Equity" program (the "Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We filed a $100 million registration statement for a new ATM program (the "ATM Plan") on January 5, 2021 to replace the prior program. At the same time, the Company entered into a sales agreement with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents. In accordance with the terms of the sales agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $100 million. During the year ended December 31, 2020, we issued no shares under the Prior ATM Plan. As of December 31, 2020, there were common shares having a maximum aggregate sales price of approximately $100.0 million available for issuance under the ATM Plan.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $0.01 par value per share. No preferred shares were outstanding at December 31, 2020 and 2019.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2020, there were 654,603 vested Operating Partnership LTIP units held by employees and 102,048 Operating Partnership LTIP units held by a former employee.

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

	For the year ended
	December 31,
	2020	2019	2018
Numerator:
Net income	$(76,023)	$18,703	$30,641
Dividends paid on unvested shares and LTIP units	(50)	(297)	(310)
Net income attributable to common shareholders	$(76,073)	$18,406	$30,331
Denominator:
Weighted average number of common shares - basic	46,961,039	46,788,784	46,073,515
Effect of dilutive securities:
Unvested shares	—	234,496	170,145
Weighted average number of common shares - diluted	46,961,039	47,023,280	46,243,660
Basic income per Common Share:
Net income attributable to common shareholders per weighted average common share	$(1.62)	$0.39	$0.66
Diluted income per Common Share:
Net income attributable to common shareholders per weighted average common share	$(1.62)	$0.39	$0.66

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2020, there were 944,048 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the years ended December 31, 2020, 2019 and 2018 is as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	5,001	$18.33	8,334	$18.52	57,514	$23.78
Granted	—	—	—	—	5,000	17.40
Vested	(3,334)	18.80	(3,333)	18.80	(30,084)	26.24
Forfeited	—	—	—	—	(24,096)	21.21
Unvested at end of the period	1,667	$17.40	5,001	$18.33	8,334	$18.52

As of December 31, 2020 and 2019, there were $0.0 million and $0.1 million, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2020, these costs were expected to be recognized over a weighted–average period of approximately 1.0 years. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $0.0 million, $0.1 million and $0.1 million, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP unit awards for the years ended years ended December 31, 2020, 2019 and 2018 is as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	598,320	$18.30	476,398	$17.73	482,056	$16.58
Granted	325,507	13.42	221,853	$18.73	244,917	$16.94
Vested	(254,218)	18.82	(99,931)	$16.55	(67,275)	$16.42
Forfeited	—	—	—	$—	(183,300)	$14.13
Non-vested at end of period	669,609	$15.73	598,320	$18.30	476,398	$17.73

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

Performance-Based LTIP Awards

On March 1, 2020, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 195,301 performance-based awards (the "2020 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $13.66 per 2020 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2020 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2020 and ending on February 28, 2023. The 2020 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

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

The Company recorded $4.4 million, $4.2 million and $3.6 million in compensation expense related to the LTIP units for years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, there was $4.9 million and $4.9 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.8 years, which represents the weighted average remaining vesting period of the LTIP units.
Board of Trustee Share Compensation
For 2020, 2019 and 2018, each independent trustee was compensated $0.1 million for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 50% in the form of shares. In January 2020, 2019 and 2018, the Company issued 24,516, 27,870 and 21,670 common shares, respectively, to its independent trustees as compensation for services performed in 2019, 2018 and 2017, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 15, 2021, the Company distributed 40,203 common shares to its independent trustees for services performed in 2020.

13.    Leases

The Courtyard Altoona hotel was subject to a ground lease with an expiration date of April 30, 2029 and we had an extension option by the Company of up to 12 additional terms of five years each. Monthly payments were determined by the quarterly average room occupancy of the hotel. Rent was equal to approximately $8,400 per month when monthly occupancy was less than 85% and could increase up to approximately $20,000 per month if occupancy was 100%, with minimum rent increased by two and one-half percent (2.5%) on an annual basis. The Courtyard Altoona hotel was sold on May 7, 2019.
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $44,400 per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.

The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2020 under these leases amounted to approximately $31,000 per quarter.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2020. The leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2020, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2021	$2,051
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$77,236
Less: Imputed interest	(54,003)
Present value of lease liabilities	$23,233

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2019, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2020	$2,027
2021	2,051
2022	2,071
2023	2,093
2024	2,115
Thereafter	68,906
Total lease payments	$79,263
Less: Imputed interest	(55,546)
Present value of lease liabilities	$23,717

For the year ended December 31, 2020, the Company made $1.2 million of fixed lease payments and $33.0 thousand of variable lease payments related to hotel ground leases, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the year ended December 31, 2020, the Company made $0.8 million of fixed lease payments related to its corporate office lease, which are included in general and administrative expense in our consolidated statement of operations.

The following tables include information regarding the right of use assets and lease liabilities of the Company as of December 31, 2020:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2020	$21,270	$23,717
Amortization	(629)	(484)
Balance as of December 31, 2020	$20,641	$23,233

Lease Term and Discount Rate	December 31, 2020

Weighted-average remaining lease term (years)	40.62
Weighted-average discount rate	6.57%

14.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in several class action lawsuits pending in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaint alleged various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. In August 2020, a payment of $0.1 million, which represents the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

In addition, IHM is a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints alleged various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs seek injunctive relief, money damages, penalties, and interest. In September 2020, a payment of $0.6 million, which represents the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

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

As of December 31, 2020, terms of the Company's management agreements are (dollars are not in thousands):

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

Management fees totaled approximately $5.3 million, $10.8 million and $10.8 million, respectively, for the years ended December 31, 2020, 2019 and 2018. Incentive management fees paid to IHM for the years ended years ended December 31, 2020, 2019 and 2018 were $0.0 million, $0.1 million and $0.1 million, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements are as of December 31, 2020:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	5.5%	4.3%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	3% to 5%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Courtyard West University Houston	5.5%	2.0%	2029
Residence Inn West University Houston	6.0%	2.5%	2024
Hilton Garden Inn Burlington	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	3% to 5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	3% to 6%	2.5%	2045
Hilton Garden Inn Portsmouth	5.5%	4.0%	2037
Courtyard Summerville	6.0%	2.5%	2037
Embassy Suites Springfield	5.5%	4.0%	2037
Residence Inn Summerville	6.0%	2.5%	2038
Courtyard Dallas	4% to 6%	2.0%	2038

Franchise and marketing/program fees totaled approximately $11.6 million, $25.9 million and $24.9 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

15.    Related Party Transactions
Prior to March 1, 2019, Mr. Fisher owned 51% of IHM. On March 1, 2019, Mr. Fisher acquired the 1.5% ownership interest of an employee who was leaving IHM. As of December 31, 2020, Mr. Fisher owns 52.5% of IHM. As of December 31, 2020, the Company had hotel management agreements with IHM to manage 39 of its wholly owned hotels. As of December 31, 2020, all 46 hotels owned by the NewINK JV were managed by IHM. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2020, 2019 and 2018 were $5.3 million, $10.8 million and $10.8 million, respectively. At December 31, 2020 and 2019, the amounts due to IHM were $0.3 million and $0.7 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2020, 2019 and 2018 were $0.0 million, $0.1 million and $0.1 million, respectively. The Company provides services to Castleblack, which is 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. For the years ended December 31, 2020 and 2019 the company provided services of $0.1 million and $0.1 million, respectively.
Cost reimbursements from unconsolidated real estate entities revenue represents reimbursements of costs incurred on behalf of the NewINK JV, Inland JV, Castleblack and IHM. These costs relate primarily to corporate payroll costs at the NewINK JV, Inland JV and Castleblack where the Company is the employer and office expenses are shared with these entities and IHM. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements are recorded based upon the occurrence of a reimbursed activity.
Various shared office expenses and rent are paid by the Company and allocated to the NewINK JV, the Inland JV, Castleblack and IHM based on the amount of square footage occupied by each entity.

16.    Quarterly Operating Results (unaudited)

	Quarter Ended - 2020
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$60,209	$20,173	$34,969	$29,565
Total operating expenses	77,895	38,793	45,214	24,667
Operating income	(17,686)	(18,620)	(10,245)	4,898
Net income attributable to common shareholders	(27,783)	(26,827)	(18,057)	(3,356)
Income (loss) per common share, basic (1)	(0.59)	(0.57)	(0.38)	(0.07)
Income (loss) per common share, diluted (1)	(0.59)	(0.57)	(0.38)	(0.07)

Weighted average number of common shares outstanding:
Basic	46,948,533	46,960,289	46,965,526	46,969,483
Diluted	46,948,533	46,960,289	46,965,526	46,969,483

	Quarter Ended - 2019
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)

Total revenue	$75,679	$87,874	$90,080	$74,695
Total operating expenses	65,786	71,741	70,182	67,234
Operating income	9,893	16,133	19,898	7,461
Net income attributable to common shareholders	1,613	9,437	10,002	(2,349)
Income per common share, basic (1)	0.03	0.20	0.21	(0.05)
Income per common share, diluted (1)	0.03	0.20	0.21	(0.05)

Weighted average number of common shares outstanding:
Basic	46,556,710	46,760,016	46,913,922	46,919,035
Diluted	46,734,958	46,976,999	47,152,166	47,220,671

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

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$5,185	$1,834	$12,385	$14,219	$12,385	$4,135	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	15,693	1,470	10,555	48	3,848	1,518	14,403	15,921	14,403	3,990	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	4,101	3,519	18,061	21,580	18,061	5,414	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	3,683	1,537	12,983	14,520	12,983	3,929	1998	(1)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	—	2,500	7,583	30	4,230	2,530	11,813	14,343	11,813	3,402	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	3,556	1,417	12,931	14,348	12,931	3,556	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	17,717	3,200	12,709	60	3,089	3,260	15,798	19,058	15,798	3,913	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,244	2,200	20,009	22,209	20,009	5,563	2004	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	9,362	2,200	27,039	29,239	27,039	7,720	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	12,936	—	20,281	9	6,642	9	26,923	26,932	26,923	6,777	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	32,053	7,109	35,484	57	3,568	7,166	39,052	46,218	39,052	9,564	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	15,563	5,999	24,764	7	5,488	6,006	30,252	36,258	30,252	7,948	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	28	6,145	6,111	28,208	34,319	28,208	7,868	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	21,291	5,752	28,917	—	2,630	5,752	31,547	37,299	31,547	7,281	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	363	4,315	23,027	27,342	23,027	4,641	2011	(1)
Courtyard Houston - Houston, TX	2013	17,559	5,600	27,350	—	2,802	5,600	30,152	35,752	30,152	6,043	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	21,520	3,000	35,576	—	1,442	3,000	37,018	40,018	37,018	7,035	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	164	1,904	12,514	14,418	12,514	2,345	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	670	4,105	23,770	27,875	23,770	4,539	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	43,857	13,800	56,957	—	2,351	13,800	59,308	73,108	59,308	11,022	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	29,817	2,400	36,050	1	1,605	2,401	37,655	40,056	37,655	7,026	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	64,406	42,652	45,846	—	5,914	42,652	51,760	94,412	51,760	20,944	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	70,270	46,474	50,380	—	7,223	46,474	57,603	104,077	57,603	22,865	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	48,305	38,420	31,352	—	5393	38,420	36,745	75,165	36,745	14,274	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	37,670	22,019	31,813	—	10,186	22,019	41,999	64,018	41,999	16,600	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	1,844	3,700	28,144	31,844	28,144	4,654	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	2,566	2,413	24,120	26,533	24,120	4,053	2000	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Courtyard West University - Houston, TX	2014	—	2,012	17,916	—	1437	2,012	19,353	21,365	19,353	2,978	2004	(1)
Residence Inn West University - Houston, TX	2014	—	3,640	25,631	—	1,551	3,640	27,182	30,822	27,182	4,503	2004	(1)
Hilton Garden Inn Burlington - Burlington, MA	2014	—	4,918	27,193	—	1,524	4,918	28,717	33,635	28,717	4,860	1975	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	10	2,079	10	91,119	91,129	91,119	13,580	2009	(1)
Hilton Garden Inn - Marina del Rey, CA	2015	20,931	—	43,210	—	656	—	43,866	43,866	43,866	5,934	2013	(1)
Residence Inn - Dedham, MA	2015	—	4,230	17,304	—	1,935	4,230	19,239	23,469	19,239	2,614	1998	(1)
Residence Inn - Ft. Lauderdale, FL	2015	—	9,200	24,048	—	1,887	9,200	25,935	35,135	25,935	3,501	2008	(1)
Warner Center	2017	—	6,500	—	99	—	6,599	—	6,599	—	—
Hilton Garden Inn - Portsmouth, NH	2017	—	3,600	37,630	—	520	3,600	38,150	41,750	38,150	3,133	2006	(1)
Courtyard - Summerville, SC	2017	—	2,500	16,923	6	136	2,506	17,059	19,565	17,059	1337	2014	(1)
Embassy Suites - Springfield, VA	2017	—	7,700	58,807	—	350	7,700	59,157	66,857	59,157	4,544	2013	(1)
Residence Inn - Summerville, SC	2018	—	2,300	17,060	—	246	2,300	17,306	19,606	17,306	1,033	2018	(1)
Courtyard Dallas Downtown - Dallas, TX	2018	—	2,900	42,760	—	120	2,900	42,880	45,780	42,880	2,226	2018	(1)
Sili III	2018	—	8,171	—	—	—	8,171	—	8,171	—	—

Grand Total(s)			$293,127	$1,077,447	$521	$117,735	$293,648	$1,195,182	$1,488,830	$1,195,182	$257,344

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

- continued -

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2020	2019	2018	2017	2016	2015
Balance at the beginning of the year	$1,520,189	$1,510,864	$1,431,374	$1,320,273	$1,306,192	1,105,504
Acquisitions	—	8,171	65,020	133,660	—	187,032
Dispositions during the year	(52,770)	(17,889)	—	(33053)	—	—
Capital expenditures and transfers from construction-in-progress	21,411	19,043	14,470	10,494	14,081	13,656
Investment in Real Estate	$1,488,830	$1,520,189	$1,510,864	$1,431,374	$1,320,273	$1,306,192

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

Balance at the beginning of the year	$224,339	$187,780	$148,071	$116,866	$83,245	50,910
Depreciation and amortization	42,145	41,908	39,709	36,401	33,621	32,335
Dispositions during the year	$(9,140)	$(5349)	$—	$(5196)	$—	$—
Balance at the end of the year	$257,344	$224,339	$187,780	$148,071	$116,866	$83,245

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,488.736 as of December 31, 2020.