Form 10-Q
period 2021-03-31
Chatham Lodging Trust
filed 2021-05-04
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2021
Common Shares of Beneficial Interest ($0.01 par value per share)	48,617,918

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Investment in hotel properties, net	$1,251,986	$1,265,174
Investment in hotel properties under development	52,540	43,651
Cash and cash equivalents	14,638	21,124
Restricted cash	8,724	10,329
Right of use asset, net	20,480	20,641
Hotel receivables (net of allowance for doubtful accounts of $263 and $248, respectively)	2,507	1,688
Deferred costs, net	4,990	5,384
Prepaid expenses and other assets	6,882	2,266
Total assets	$1,362,747	$1,370,257
Liabilities and Equity:
Mortgage debt, net	$457,924	$460,145
Revolving credit facility	120,000	135,300
Construction loan	21,757	13,325
Accounts payable and accrued expenses	22,350	25,374
Distributions and losses in excess of investments in unconsolidated real estate entities	—	19,951
Lease liability, net	23,103	23,233
Distributions payable	147	469
Total liabilities	645,281	677,797
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized and unissued at March 31, 2021 and December 31, 2020	—	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,518,201 and 46,973,473 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	485	470
Additional paid-in capital	929,725	906,000
Accumulated deficit	(226,062)	(228,718)
Total shareholders’ equity	704,148	677,752
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	13,318	14,708
Total equity	717,466	692,460
Total liabilities and equity	$1,362,747	$1,370,257
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2021	2020
Revenue:
Room	$29,390	$53,048
Food and beverage	363	2,063
Other	1,574	3,518
Reimbursable costs from unconsolidated real estate entities	787	1,580
Total revenue	32,114	60,209
Expenses:
Hotel operating expenses:
Room	7,166	13,394
Food and beverage	284	1,889
Telephone	400	378
Other hotel operating	365	810
General and administrative	3,812	5,278
Franchise and marketing fees	2,598	4,720
Advertising and promotions	757	1,510
Utilities	2,287	2,516
Repairs and maintenance	2,461	3,462
Management fees	1,196	2,024
Insurance	648	360
Total hotel operating expenses	21,974	36,341
Depreciation and amortization	13,334	13,061
Impairment loss on investment in unconsolidated real estate entities	—	15,282
Property taxes, ground rent and insurance	5,879	6,099
General and administrative	3,530	2,765
Other charges	55	2,768
Reimbursable costs from unconsolidated real estate entities	787	1,580
Total operating expenses	45,559	77,896
Operating loss before (loss) gain on sale of hotel property	(13,445)	(17,687)
(Loss) gain on sale of hotel property	(43)	1
Operating loss	(13,488)	(17,686)
Interest and other income	74	81
Interest expense, including amortization of deferred fees	(6,470)	(6,833)
Loss from unconsolidated real estate entities	(1,231)	(3,673)
Gain on sale of investment in unconsolidated real estate entities	23,817	—
Income (loss) before income tax expense	2,702	(28,111)
Income tax expense	—	—
Net income (loss)	2,702	(28,111)
Net income (loss) attributable to noncontrolling interests	(46)	328
Net income (loss) attributable to common shareholders	$2,656	$(27,783)

Income (loss) per Common Share - Basic:
Net income (loss) attributable to common shareholders (Note 10)	$0.06	$(0.59)
Income (loss) per Common Share - Diluted:
Net income (loss) attributable to common shareholders (Note 10)	$0.06	$(0.59)
Weighted average number of common shares outstanding:
Basic	47,224,972	46,948,533
Diluted	47,368,518	46,948,533
Distributions declared per common share:	$—	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended March 31, 2020 and 2021
	Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount
Balance, January 1, 2020	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	24,516	—	450	—	450	—	450
Issuance of shares, net of offering costs of $2	7,428	—	91	—	91	—	91
Amortization of share based compensation	—	—	8	—	8	1,372	1,380
Dividends declared on common shares ($0.22 per share)	—	—	—	(10,331)	(10,331)	—	(10,331)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—	—	—	(233)	(233)
Reallocation of noncontrolling interest	—	—	1,114	—	1,114	(1,114)	—
Net loss	—	—	—	(27,783)	(27,783)	(328)	(28,111)
Balance, March 31, 2020	46,960,389	$469	$905,936	$(180,479)	$725,926	$12,344	$738,270
Balance, January 1, 2021	46,973,473	$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
Issuance of shares pursuant to Equity Incentive Plan	40,224	—	450	—	450	—	450
Issuance of shares, net of offering costs of $518	1,504,504	15	20,761	—	20,776	—	20,776
Amortization of share based compensation	—	—	7	—	7	1,031	1,038
Forfeited distributions declared on LTIP units	—	—	—	—	—	40	40
Reallocation of noncontrolling interest	—	—	2,507	—	2,507	(2,507)	—
Net income	—	—	—	2,656	2,656	46	2,702
Balance, March 31, 2021	48,518,201	$485	$929,725	$(226,062)	$704,148	$13,318	$717,466

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,702	$(28,111)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	13,274	13,000
Amortization of deferred franchise fees	60	61
Amortization of deferred financing fees included in interest expense	480	227
Loss on sale of hotel property	43	—
Gain on sale of investment in unconsolidated real estate entities	(23,817)	—
Impairment loss on investment in unconsolidated real estate entities	—	15,282
Share based compensation	1,156	1,206
Accelerated share based compensation for employee severance	—	287
Loss from unconsolidated real estate entities	1,231	3,673
Changes in assets and liabilities:
Right of use asset	161	155
Hotel receivables	(818)	1,829
Deferred costs	—	(16)
Prepaid expenses and other assets	(4,617)	(3,407)
Accounts payable and accrued expenses	(1,797)	(6,932)
Lease liability	(130)	(114)
Net cash used in operating activities	(12,072)	(2,860)
Cash flows from investing activities:
Improvements and additions to hotel properties	(1,115)	(6,110)
Investment in hotel properties under development	(8,889)	(6,197)
Proceeds from sale of unconsolidated real estate entity	2,800	—
Net cash used in investing activities	(7,204)	(12,307)
Cash flows from financing activities:
Borrowings on revolving credit facility	8,000	86,000
Repayments on revolving credit facility	(23,300)	(3,000)
Borrowings on construction loan	8,432	—
Payments on mortgage debt	(2,300)	(2,297)
Payment of financing costs	(142)	—
Payment of offering costs	(518)	(2)
Proceeds from issuance of common shares	21,294	92
Distributions-common shares/units	(281)	(16,237)
Net cash provided by financing activities	11,185	64,556
Net change in cash, cash equivalents and restricted cash	(8,091)	49,389
Cash, cash equivalents and restricted cash, beginning of period	31,453	20,182
Cash, cash equivalents and restricted cash, end of period	$23,362	$69,571
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,698	$6,835
Capitalized interest	$690	$277
Cash paid for income taxes	$2	$4
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2021, the Company issued 40,224 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2020. On January 15, 2020, the Company issued 24,516 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2019.
As of March 31, 2021, the Company had accrued distributions payable of $147. As of March 31, 2020, the Company had accrued distributions payable of $469. These distributions related to accrued but unpaid distributions on unvested performance based shares and LTIP units.
Accrued share based compensation of $118 and $113 is included in accounts payable and accrued expenses as of March 31, 2021 and 2020, respectively.
Accrued capital improvements of $3,507 and $3,338 are included in accounts payable and accrued expenses as of March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data, unless otherwise specified)
(unaudited)

1.    Organization

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on October 26, 2009. The Company is internally-managed and invests primarily in upscale extended-stay and premium-branded select-service hotels. The Company has elected to be treated as a REIT for federal income tax purposes.
In December 2017, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $100 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on March 5, 2021 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents. During the three months ended March 31, 2021, the Company issued 1.4 million shares under the ATM Plan at an average price of $14.18, which generated $19.3 million of proceeds. As of March 31, 2021, there was approximately $80.7 million available for issuance under the ATM Plan.
In December 2017, the Company established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 22, 2020 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended March 31, 2021, the Company issued 0.1 million shares under the New DRSPP at a weighted average price of $13.80, which generated $2.0 million of proceeds. As of March 31, 2021, there was approximately $48.0 million available for issuance under the New DRSPP.
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
As of March 31, 2021, the Company wholly owned 39 hotels with an aggregate of 5,900 rooms located in 15 states and the District of Columbia. As of March 31, 2021, the Company held a 10% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. As of March 31, 2021, the Inland JV hotels are in receivership. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels with an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million. We sometimes use the term "JVs", which refers collectively to the NewINK JV and Inland JV.
To qualify as a REIT, the Company cannot operate the hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. The Company indirectly owns its 10% interest in the 48 Inland JV hotels through the Operating Partnership. All of the Inland JV hotels are leased to TRS Lessees, in which the Company indirectly owns noncontrolling interests through its TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of March 31, 2021, Island Hospitality Management LLC (“IHM”), which is 97.5% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 39 of the Company’s wholly owned hotels. As of March 31, 2021, all of the Inland JV hotels were managed by other management companies.

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.    Disposition of Hotel Properties
On November 24, 2020, the Company sold the Residence Inn Mission Valley hotel in San Diego, CA for $67.0 million and recognized a gain on sale of the hotel property of $21.1 million. The balance of the mortgage loan of $26.7 million was repaid with proceeds from the sale. Additional proceeds were used to repay amounts outstanding on the Company's revolving credit facility. The sale did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results and did not qualify to be reported as discontinued operations.
During the three months ended March 31, 2021 and 2020, the Company's consolidated statements of operations included operating income related to the disposed hotel as follows (in thousands):

	For the three months ended
	March 31,
	2021	2020
Residence Inn Mission Valley, CA	$—	$752
Total	$—	$752

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.3 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties,net

Investment in hotel properties, net as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$287,049	$287,049
Building and improvements	1,197,805	1,195,276
Furniture, fixtures and equipment	86,506	84,381
Renovations in progress	6,656	11,225
	1,578,016	1,577,931
Less: accumulated depreciation	(326,030)	(312,757)
Investment in hotel properties, net	$1,251,986	$1,265,174

Investment in hotel properties under development

We are developing a hotel in the Warner Center submarket of Los Angeles, CA on a parcel of land owned by us. We have incurred $52.5 million of costs to date, which includes $6.6 million of land acquisition costs and $45.9 million of other development costs.
6.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owned a 89.7% interest in the NewINK JV. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million which resulted in Chatham recording a gain on sale of investment in unconsolidated real estate entities of $23.8 million during the three months ended March 31, 2021. The Company accounted for this investment under the equity method.

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar merged with Colony on January 10, 2017 to form a new company, CLNY, which owns a 90% interest in the Inland JV.  The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. The Company accounts for this investment under the equity method. During the three months ended March 31, 2021 and 2020, the Company received no cash distributions from the Inland JV.

The Company’s ownership interest in the Inland JV is subject to change in the event that either the Company or CLNY calls for additional capital contributions to the JV necessary for the conduct of business, including contributions to fund costs and expenses related to capital expenditures. In connection with the non-recourse mortgage loan secured by the Inland JV properties, the Operating Partnership provided the lender with customary environmental indemnities, as well as a guarantee of certain customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds.  In some circumstances, such as the bankruptcy, the guarantee is for the full amount of the outstanding debt, but in most circumstances, the guarantee is capped at 20% of the debt outstanding at the time in question. In connection with the Inland JV loan, the Operating Partnership has entered into a contribution agreement with its JV partner whereby the JV partner is, in most cases, responsible to cover such JV partner’s pro rata share of any amounts due by the Operating Partnership under the guarantee and environmental indemnities. CLNY may also approve certain actions by the JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the applicable JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the applicable joint venture agreement.

During the three months ended March 31, 2020, the Company determined that an other than temporary decline in the value of its equity investment in the Inland JV had occurred. The Inland JV’s operating performance has been significantly impacted by the COVID-19 pandemic. The Inland JV has high leverage, limited liquidity and limited ability to fund the level of operating losses caused by the COVID-19 pandemic for a sustained period of time. Based on these factors, we assessed that the fair market value of our equity investment in the Inland JV is zero and the Company did not consider the investment recoverable and therefore recorded an impairment of $15.3 million on the investment. Since the Company’s basis in the Inland JV is now zero and we expect that ongoing losses are not sustainable, we stopped recording any equity income or losses from the Inland JV as of March 31, 2020.

On April 9, 2020 the Inland JV failed to make a debt service payment related to its $780.0 million loan and has not made any of its subsequent monthly debt service payments. The failure to make the required debt service payments is an event of default under the Inland loan agreement. The Inland JV has not been successful in negotiating a forbearance agreement with its lenders. At the direction of the special servicer for the Inland JV loan, control of Inland JV properties has transitioned to a court appointed receiver. The receiver, LW Hospitality Advisors, has been appointed for Inland JV hotels, and has replaced IHM with new hotel management companies. The Inland JV debt is non-recourse to Chatham with the exception of customary non-recourse carve-out provisions such as fraud, material and intentional misrepresentations and misapplication of funds. A default under the Inland JV loan agreement does not trigger a cross-default under any of Chatham’s debt agreements.

The Company's recorded investments in the NewINK JV and the Inland JV were $0.0 million and $0.0 million, respectively, at March 31, 2021. The following table sets forth the combined components of net income (loss), including the Company’s share, related to all JVs for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended
	March 31,
	2021	2020
Revenue	$24,690	$90,870
Total hotel operating expenses	24,106	71,965
Hotel operating income	$584	$18,905
Impairment loss	$—	$13,881
Loss from continuing operations	$(13,109)	$(40,285)
Loss on sale of hotels	—	(82)
Net loss	$(13,109)	$(40,367)

Loss allocable to the Company	$(1,347)	$(4,072)
Basis difference adjustment	116	399
Total loss from unconsolidated real estate entities attributable to the Company	$(1,231)	$(3,673)

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/21 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2021	December 31, 2020
Revolving Credit Facility (1)	3.11%	March 8, 2022	$624,787	$120,000	$135,300
Construction loan (2)	7.75%	August 3, 2024	52,540	21,757	13,325
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,829	12,483	12,602
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	28,384	15,097	15,195
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,748	20,645	20,780
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	29,891	17,012	17,126
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	33,464	20,901	21,031
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	62,033	42,768	42,998
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	41,126	31,305	31,463
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	74,670	63,152	63,418
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	82,846	68,902	69,192
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	61,935	47,364	47,564
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	47,754	36,936	37,092
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	33,106	29,234	29,358
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	37,775	20,372	20,490
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	12,796	15,336	15,411
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,619	17,310	17,396

Total debt before unamortized debt issue costs			$1,291,303	$600,574	$609,741
Unamortized mortgage debt issue costs				(893)	(971)
Total debt outstanding				$599,681	$608,770

1.The interest rate for the revolving credit facility is variable and based on LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. At March 31, 2021 and December 31, 2020, the Company had $120.0 million and $135.3 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility. The credit facility provides two six-month extension options that would extend the final maturity to March 8, 2023 if exercised.
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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2021 and December 31, 2020 was $464.2 million and $462.6 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2021, the Company’s variable rate debt consisted of its revolving credit facility and construction loan. The estimated fair value of the Company’s variable rate debt as of March 31, 2021 and December 31, 2020 was $141.8 million and $148.6 million, respectively.

On December 16, 2020, the Company, entered into a Third Amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 8, 2018 (as amended by the Credit Agreement Amendment, and as previously amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020, and as further amended by that certain Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2020), with certain lenders for whom Barclays Bank PLC is acting as the administrative agent. The amendment provides for the waiver of certain financial covenants through December 31, 2021 and allows the Company to borrow up to the entire $250.0 million facility size during this period. During this covenant waiver period, the Company will be required to maintain a minimum liquidity of $25.0 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, the Company added 6 hotels to the credit facility’s borrowing base which now has a total of 24 properties. The amendment provided the Company’s credit facility lenders with pledges of the equity in the 24 borrowing base hotels. The amendment places additional limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200.0 million and a spread of 3.0% if borrowings exceed $200.0 million. As of March 31, 2021, the Company was in compliance with all of its modified financial covenants.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of March 31, 2021, none of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.
Future scheduled principal payments of debt obligations as of March 31, 2021, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2021 (remaining nine months)	$19,141
2022	129,249
2023	117,876
2024	318,373
2025	15,935
Thereafter	—
Total debt before unamortized debt issue costs	$600,574
Unamortized mortgage debt issue costs	(893)
Total debt outstanding	$599,681

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loans for the Warner Center hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the combined statement of operations. As of March 31, 2021, the fair value of the interest rate caps were $49 thousand.

8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three months ended March 31, 2021 and 2020.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2021. As of March 31, 2021, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

9.    Dividends Declared and Paid

The Company suspended dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. During the three months ended March 31, 2020, the Company declared total common share dividends of $0.22 per share and distributions on LTIP units of $0.22 per unit. There were no dividends declared during the three months ended March 31, 2021. The dividends and distributions paid during the three months ended March 31, 2020 were as follows:

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

	For the three months ended
	March 31,
	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$2,656	$(27,783)
Dividends paid on unvested shares and units	—	(50)
Net income (loss) attributable to common shareholders	$2,656	$(27,833)
Denominator:
Weighted average number of common shares - basic	47,224,972	46,948,533
Unvested shares	143,546	—
Weighted average number of common shares - diluted	47,368,518	46,948,533
Basic income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$0.06	$(0.59)
Diluted income (loss) per Common Share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$0.06	$(0.59)

11.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2021 and 2020, the Company issued 40,224 and 24,516 common shares, respectively, to its independent trustees as compensation for services performed in 2020 and 2019, respectively. As of March 31, 2021, there were 589,804 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	Three Months Ended		Year Ended
	March 31, 2021		December 31, 2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	1,667	$17.40	5,001	$18.33
Granted	—	—	—	—
Vested	—	—	(3,334)	18.80
Forfeited	—	—	—	—
Non-vested at end of the period	1,667	$17.40	1,667	$17.40

As of March 31, 2021 and December 31, 2020, there were $21.3 thousand and $28.5 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2021, these costs were expected to be recognized over a weighted–average period of approximately 0.7 years. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $7.2 thousand and $8.3 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	Three Months Ended		Year Ended
	March 31, 2021		December 31, 2020
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	669,609	$15.73	598,320	$18.30
Granted	330,945	14.55	325,507	13.42
Vested	(219,451)	16.39	(254,218)	18.82
Forfeited	(16,925)	$17.02	—	$—
Non-vested at end of the period	764,178	$15.00	669,609	$15.73

Time-Based LTIP Awards

On March 1, 2021, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 132,381 time-based awards (the “2021 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP Unit Awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2021 Time-Based LTIP Unit Awards and the prior year LTIP unit Awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2021, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 198,564 performance-based awards (the "2021 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $15.91 per 2021 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2021 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2021 and ending on February 28, 2024. The 2021 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value Per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
Outperformance Plan LTIP Unit Awards	6/1/2015	183,300	$14.13	26%	4.5%	0.95%
2016 Time-Based LTIP Unit Awards	1/28/2016	72,966	$16.69	28%	—%	0.79%
2016 Performance-Based LTIP Unit Awards	1/28/2016	39,285	$11.09	30%	5.8%	1.13%
2017 Time-Based LTIP Unit Awards	3/1/2017	89,574	$18.53	24%	—%	0.92%
2017 Performance-Based LTIP Unit Awards	3/1/2017	134,348	$19.65	25%	5.8%	1.47%
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.2%	2.37%
2019 Time-Based LTIP Unit Awards	3/1/2019	88,746	$18.45	21%	—%	2.57%
2019 Performance-Based LTIP Unit Awards	3/1/2019	133,107	$18.91	21%	6.2%	2.55%
2020 Time-Based LTIP Unit Awards	3/1/2020	130,206	$13.05	20%	—%	1.06%
2020 Performance-Based LTIP Unit Awards	3/1/2020	195,301	$13.66	20%	8.1%	0.90%
2021 Time-Based LTIP Unit Awards	3/1/2021	132,381	$12.52	78%	—%	0.08%
2021 Performance-Based LTIP Unit Awards	3/1/2021	198,564	$15.91	64%	3.4%	0.30%

The Company recorded $1.0 million and $1.4 million in compensation expense related to the LTIP units for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, there was $8.6 million and $4.9 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.3 years, which represents the weighted average remaining vesting period of the LTIP units.

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
The Residence Inn New Rochelle is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2021 is approximately $30,000 per quarter.
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

The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of March 31, 2021. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of March 31, 2021, for each of the next five calendar years and thereafter:

Total Future Lease Payments
Amount
2021 (remaining nine months)	$1,540
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$76,725
Less: Imputed interest	(53,622)
Present value of lease liabilities	$23,103

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2020, for each of the next five calendar years and thereafter:

Total Future Lease Payments
Amount
2021	$2,051
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$77,236
Less: Imputed interest	(54,003)
Present value of lease liabilities	$23,233

For the three months ended March 31, 2021, the Company incurred $0.3 million of fixed lease payments and $30.0 thousand of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of March 31, 2021:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2021	$20,641	$23,233
Amortization	(161)	(130)
Balance as of March 31, 2021	$20,480	$23,103

Lease Term and Discount Rate	March 31, 2021

Weighted-average remaining lease term (years)	40.59
Weighted-average discount rate	6.58%

13.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM was a defendant in several class action lawsuits in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints alleged various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. In August 2020, a payment of $0.1 million, which represents the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

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

Management fees totaled approximately $1.2 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $2.6 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being August 2030.

14.    Related Party Transactions

Prior to March 18, 2021, Mr. Fisher owned 52.5% of IHM. On March 18, 2021, Mr. Fisher acquired the 45.0% ownership interest of an affiliate of CLNY. As of March 31, 2021, Mr. Fisher owns 97.5% of IHM. As of March 31, 2021, the Company had hotel management agreements with IHM to manage all 39 of its wholly owned hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2021 and 2020 were $1.2 million and $2.0 million, respectively. At March 31, 2021 and December 31, 2020, the amounts due to IHM were $0.5 million and $0.3 million, respectively. The Company also provided services to an entity Castleblack Owner Holding, LLC ("Castleblack"), which sold on March 24, 2021 as part of the larger CLNY transaction, was 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. During the three months ended March 31, 2021 and 2020 the company received $23 thousand and $25 thousand, respectively, for these services.
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

15.    Subsequent Events

On April 30, 2021, the Company made a payment of $12.7 million to pay off its mortgage loan for the Residence Inn by Marriott New Rochelle, NY.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar amounts presented in this Item 2 are in thousands, except per share data, unless otherwise specified.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, peoples' willingness to travel and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry and the Company cannot be predicted at this time. The full magnitude of the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity, and future results of operations will depend on future developments which are highly uncertain. The Company has taken actions to mitigate the operating and financial impact of the COVID-19 pandemic including suspending monthly dividends, reducing capital expenditures, borrowing under its credit facility, obtaining credit facility covenant waivers, and temporarily reducing executive compensation.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements, including those with regard to the potential future impact of the COVID-19 pandemic, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the COVID-19 pandemic on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of the COVID-19 pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic the impact of and changes to various government programs, including in response to COVID-19, the timing of the development of any effective cure or treatment for COVID-19, the restoration of public confidence in domestic and international travel and or ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

The Company's future hotel acquisitions may be funded by issuances of both common and preferred shares or the issuance of partnership interests in our operating partnership, Chatham Lodging, L.P. (the "Operating Partnership"), draw-downs under our revolving credit facility, the incurrence or assumption of debt, available cash, or proceeds from dispositions of assets. We intend to acquire quality assets at attractive prices and improve their returns through knowledgeable asset management and seasoned, proven hotel management while remaining prudently leveraged.

At March 31, 2021, our leverage ratio was 35.9% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of March 31, 2021, we have total debt of $600.6 million at an average interest rate of approximately 4.5%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

The lodging industry has been significantly impacted by the COVID-19 pandemic and there has been a significant decline in travel. Smith Travel Research reported that US lodging industry RevPAR declined 27.7% for the three months ended March 31, 2021, with RevPAR down 48.2% in January 2021, down 44.8% in February 2021 and up 34.4% in March 2021. We expect that over the remainder of 2021, RevPAR will increase significantly versus 2020 but remain below the RevPAR levels achieved in 2019. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, peoples' willingness to travel, and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry cannot be predicted at this time.

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

Results of operations for the three months ended March 31, 2021 include the operating activities of our 39 wholly owned hotels that were owned for the entire period and our investment in the NewINK JV. We sold one hotel in San Diego, CA on November 24, 2020. Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 pandemic. The comparisons below are influenced by the COVID-19 pandemic and the disposition of one hotel.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2021	March 31, 2020	% Change
Room	$29,390	$53,048	(44.6)%
Food and beverage	363	2,063	(82.4)%
Other	1,574	3,518	(55.3)%
Cost reimbursements from unconsolidated real estate entities	787	1,580	(50.2)%
Total revenue	$32,114	$60,209	(46.7)%

Total revenue was $32.1 million for the quarter ended March 31, 2021, down $28.1 million compared to total revenue of $60.2 million for the corresponding 2020 period. The decrease in total revenue primarily was related to the COVID-19 pandemic. The decrease in total revenue related to the hotel sold in 2020 was $2.3 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.5% and 88.1%, respectively, of total revenue for the quarters ended March 31, 2021 and 2020. Room revenue was $29.4 million and $53.0 million for the quarters ended March 31, 2021 and 2020, respectively, and the decrease in room revenue primarily was related to the COVID-19 pandemic. The decrease in room revenue related to the hotel sold in 2020 was $2.1 million.

Food and beverage revenue was $0.4 million for the quarter ended March 31, 2021, down $1.7 million compared to $2.1 million for the corresponding 2020 period. The decrease in food and beverage revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was down $1.9 million for the three months ended March 31, 2021. Other operating revenue was $1.6 million and $3.5 million for the quarters ended March 31, 2021 and 2020, respectively. The decrease in other operating revenue primarily was related to a decline in occupancies at our hotels due to the COVID-19 pandemic.
Reimbursable costs from unconsolidated real estate entities were $0.8 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses.

As reported by Smith Travel Research, U.S lodging industry RevPAR for the three months ended March 31, 2021 and 2020 decreased 27.7% and decreased 19.3%, respectively, in the 2021 and 2020 periods as compared to the respective prior periods. Smith Travel Research reported that US lodging industry RevPAR declined 48.2% in January 2021, declined 44.8% in February 2021 and increased 34.4% in March 2021. We expect that over the remainder of 2021, RevPAR will increase significantly versus 2020 but remain below the RevPAR levels achieved in 2019.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 39 hotels wholly owned by the Company as of March 31, 2021 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2021		2020		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (40 hotels)	Same Property (39 hotels)	Actual (39/40 hotels)
Occupancy	51.8%	51.8%	62.1%	62.7%	(16.6)%	(17.4)%
ADR	$106.83	$106.83	$153.78	$152.63	(30.5)%	(30.0)%
RevPAR	$55.35	$55.35	$95.54	$95.71	(42.1)%	(42.2)%

For the three months ended March 31, 2021 same property RevPAR decreased 42.1% due to a decrease in ADR of 30.5% and an decrease in occupancy of 16.6% primarily related to the COVID-19 pandemic. Same property RevPAR declined 54.5% in January 2021, declined 57.2% in February 2021, and increased 6.8% in March 2021. Same property RevPAR was $47.09 in January 2021, $52.77 in February 2021, and $65.94 in March 2021.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2021	March 31, 2020	% Change
Hotel operating expenses:
Room	$7,166	$13,394	(46.5)%
Food and beverage	284	1,889	(85.0)%
Telephone	400	378	5.8%
Other hotel operating	365	810	(54.9)%
General and administrative	3,812	5,278	(27.8)%
Franchise and marketing fees	2,598	4,720	(45.0)%
Advertising and promotions	757	1,510	(49.9)%
Utilities	2,287	2,516	(9.1)%
Repairs and maintenance	2,461	3,462	(28.9)%
Management fees	1,196	2,024	(40.9)%
Insurance	648	360	80.0%
Total hotel operating expenses	$21,974	$36,341	(39.5)%

Hotel operating expenses decreased $14.4 million or 39.5% to $22.0 million for the three months ended March 31, 2021 from $36.3 million for the three months ended March 31, 2020. The primary cause of the decrease in hotel operating expenses was related to the decrease in revenues and occupancy caused by the COVID-19 pandemic. The decrease in hotel operating expenses related to the hotel sold in 2020 was $1.3 million. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic.

Room expenses, which are the most significant component of hotel operating expenses, decreased $6.2 million from $13.4 million in 2020 to $7.2 million in the first quarter of 2021. The decrease in room expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic. The decrease in room expenses related to the hotel sold in 2020 was $0.5 million.

The remaining hotel operating expenses decreased $8.1 million, from $22.9 million in the first quarter of 2020 to $14.8 million in the first quarter of 2021. The decrease in other remaining expenses primarily was related to a decline in occupancies and revenues at our hotels due to the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million from $13.1 million for the three months ended March 31, 2020 to $13.3 million for the three months ended March 31, 2021. The increase was primarily due to renovations. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased from $6.1 million for the three months ended March 31, 2020 to $5.9 million for the three months ended March 31, 2021. The decrease was related to decreased ground rent at our hotels due to lower revenues as well as $0.2 million attributable to the sale of the Residence Inn Mission Valley hotel on November 24, 2020.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.2 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively) increased to $2.4 million for the three months ended March 31, 2021 from $1.6 million in the three months ended March 31, 2020 with the increase primarily due to the Company's decision not to accrue any bonus expense in the three months ended March 31, 2020 due to the COVID-19 pandemic.

Other Charges

Other charges decreased from $2.8 million for the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021. Other charges for the three months ended March 31, 2020 primarily relate to severance costs and accelerated vesting of LTIP awards related to the departure of our former Chief Investment Officer.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and rent costs were $0.8 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $7 thousand from $81 thousand for the three months ended March 31, 2020 to $74 thousand for the three months ended March 31, 2021. The decrease is primarily related to fees received for services provided to an entity, Castleblack, which was 97.5% owned by Colony.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.3 million from $6.8 million for the three months ended March 31, 2020 to $6.5 million for the three months ended March 31, 2021 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2021	March 31, 2020	% Change
Mortgage debt interest	$5,356	$5,838	(8.3)%
Credit facility interest and unused fees	1,014	766	32.4%
Interest rate cap	(40)	—	—%
Construction loan interest	350	—	—%
Capitalized interest	(690)	—	—%
Amortization of deferred financing costs	480	229	109.6%
Total	$6,470	$6,833	(5.3)%

The decrease in interest expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily due to a decrease in mortgage debt interest because of the sale of the Residence Inn Mission Valley in November 2020 and the repayment of the mortgage loan on that property.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities was $3.7 million for the three months ended March 31, 2020 compared to a loss of $1.2 million for the three months ended March 31, 2021. The decreased loss is due primarily to no longer recognizing losses from the Inland JV, where the company recognized an impairment and now has a zero basis in the Inland JV.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 and 2020 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2021 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net income (loss)

Net income was $2.7 million for the three months ended March 31, 2021, compared to net loss of $(28.1) million for the three months ended March 31, 2020. The change in net income (loss) was primarily due to the sale of the NewINK JV which resulted in a gain of sale of investment in unconsolidated real estate entities of $23.8 million, along with the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2021 and 2020 (in thousands, except share data):

	For the three months ended
	March 31,
	2021	2020
Funds From Operations (“FFO”):
Net income (loss)	$2,702	$(28,111)
Loss (gain) on sale of hotel property	43	(1)
Loss on sale of assets within the unconsolidated real estate entities	—	8
Gain on sale of investment in unconsolidated real estate entities	(23,817)	—
Depreciation	13,274	13,000
Impairment loss on investment in unconsolidated real estate entities	—	15,282
Impairment loss from unconsolidated real estate entities	—	1,388
Adjustments for unconsolidated real estate entity items	568	1,926
FFO attributable to common share and unit holders	(7,230)	3,492
Other charges	55	2,768
Adjustments for unconsolidated real estate entity items	46	2
Adjusted FFO attributable to common share and unit holders	$(7,129)	$6,262
Weighted average number of common shares and units
Basic	48,019,747	47,496,006
Diluted	48,019,747	47,607,096
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended
	March 31,
	2021	2020
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$2,702	$(28,111)
Interest expense	6,470	6,833
Depreciation and amortization	13,334	13,061
Adjustments for unconsolidated real estate entity items	1,184	4,075
EBITDA	23,690	(4,142)
Impairment loss on investment in unconsolidated real estate entities	—	15,282
Impairment loss from unconsolidated real estate entities	—	1,388
Loss (gain) on sale of hotel property	43	(1)
Loss on the sale of assets within unconsolidated real estate entities	—	8
Gain on sale of investment in unconsolidated real estate entities	(23,817)	—
EBITDAre	(84)	12,535
Other charges	55	2,768
Adjustments for unconsolidated real estate entity items	46	—
Share based compensation	1,156	1,206
Adjusted EBITDA	$1,173	$16,509
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
The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2021 and 2020 (in thousands):

		For the three months ended
		March 31,
		2021	2020

Net income (loss)		$2,702	$(28,111)
Add:	Interest expense	6,470	6,833
	Depreciation and amortization	13,334	13,061
	Corporate general and administrative	3,530	2,765
	Other charges	55	2,768
	Loss from unconsolidated real estate entities	1,231	3,673
	Impairment loss on investment in unconsolidated real estate entities	—	15,282
	Loss on sale of hotel property	43	—
Less:	Interest and other income	(74)	(81)
	Gain on sale of hotel property	—	(1)
	Gain on sale of investment in unconsolidated real estate entities	(23,817)	—
	Adjusted Hotel EBITDA	$3,474	$16,189

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

As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of approximately $23.4 million and $31.5 million, respectively.

For the three months ended March 31, 2021, net cash flows used in operations were $12.1 million, driven by net income of $2.7 million, $7.6 million of non-cash items, including $13.3 million of depreciation and amortization, $1.2 million of share-based compensation expense, $1.2 million related to loss from unconsolidated entities and ($23.8) million related to the gain on sale of investment in unconsolidated real estate entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $7.2 million. Net cash flows used in investing activities were $7.2 million, primarily related to capital improvements on our 39 wholly owned hotels of $1.1 million and $8.9 million related to the development of a new hotel offset by $2.8 million of proceeds from the sale of an unconsolidated real estate entity (NewINK JV). Net cash flows provided by financing activities were $11.2 million, comprised of $21.3 million of common equity proceeds raised through sales under our DRSPPs and ATM Plan, net repayments of our senior unsecured revolving credit facility of $15.3 million, net borrowings on our construction loan of $8.4 million, offset by principal payments on mortgage debt of $2.3 million, payments of financing and offering costs of $0.7 million and distributions to unit holders of $0.3 million.

For the three months ended March 31, 2020, net cash flows used in operations were $2.9 million, driven by net loss of $28.1 million, $33.7 million of non-cash items, including $13.2 million of depreciation and amortization, $1.2 million of share-based compensation expense, $0.3 million of accelerated LTIP compensation, $3.7 million related to loss from unconsolidated entities and $15.3 million related to the impairment of out interest in the Inland JV. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $8.5 million. Net cash flows used in investing activities were $12.3 million, primarily related to capital improvements on our 40 wholly owned hotels of $6.1 million and $6.2 million related to the development of a new hotel. Net cash flows provided by financing activities were $64.6 million, comprised of $0.1 million of common equity proceeds raised through sales under our Prior DRSPP and Prior ATM Plan, net borrowings of our senior unsecured revolving credit facility of $83.0 million, offset by principal payments on mortgage debt of $2.3 million and distributions to shareholders of $16.2 million.
We declared total dividends of $0.00 and $0.00 per common share and LTIP unit for the three months ended March 31, 2021 and $0.22 and $0.22 per common share and LTIP unit for the three months ended March 31, 2020, respectively.
Liquidity and Capital Resources

At March 31, 2021, our leverage ratio was approximately 35.9% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At March 31, 2021, we have total debt of $600.6 million at an average interest rate of approximately 4.5%.
At March 31, 2021 and December 31, 2020, we had $120.0 million and $135.3 million, respectively, in outstanding borrowings under our $250.0 million revolving credit facility. We had $21.8 million and $13.3 million, respectively, in outstanding borrowings under our $40 million construction loan for the Warner Center hotel development at March 31, 2021 and December 31, 2020. We also had mortgage debt on individual hotels aggregating $458.8 million and $461.1 million at March 31, 2021 and December 31, 2020, respectively.

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

On December 16, 2020, the Company entered into a Third Amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 8, 2018 (as amended by the Credit Agreement Amendment, and as previously amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020, and as further amended by that certain Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2020), with certain lenders for whom Barclays Bank PLC is acting as the administrative agent. The amendment provides for the waiver of certain financial covenants through December 31, 2021 and allows the Company to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, the Company will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, the Company added six hotels to the credit facility’s borrowing base which now has a total of 24 properties. The amendment provided the Company’s credit facility lenders with pledges of the equity in the 24 borrowing base hotels. The amendment places additional limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. We were in compliance with all modified financial covenants at March 31, 2021.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of March 31, 2021, none of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material. While we believe the liquidity provided by our unrestricted cash and credit facility availability, and aggressive cost reduction initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. We plan to pay dividends required to maintain REIT status. The aggregate amount of dividends and distributions declared for the three months ended March 31, 2021 was $0.00 per common share and LTIP unit. The amount of any dividends is determined by our Board of Trustees.

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

For the three months ended March 31, 2021 and 2020, we invested approximately $1.1 million and $6.1 million for renovations and other non-recurring capital expenditures on our existing hotels, respectively. We expect to invest an additional $5.2 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2021, including improvements required under any brand PIP.

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect that the total development costs for construction of the hotel to be approximately $70 million, which includes the cost of the land. We have incurred $52.5 million of costs to date, which includes $6.6 million of the land acquisition costs and $45.9 million of other development costs.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2021, other than non-recourse debt associated with the Inland JV. In connection with the non-recourse mortgage loan in the Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of the JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2021 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$4,788	$626	$1,726	$1,814	$622
Revolving credit facility, including interest (2)	123,724	2,992	120,732	—	—
Construction loan (2)	27,389	1,265	3,372	22,752	—
Ground leases	71,936	914	2,438	2,486	66,098
Property loans, including interest (2)	502,167	34,580	147,374	320,213	—
Total	$730,004	$40,377	$275,642	$347,265	$66,720
1.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.
2.Does not reflect paydowns or additional borrowings under the revolving credit facility or construction loan after March 31, 2021. Interest payments are based on the interest rate in effect as of March 31, 2021. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.
In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels. The table above also does not include $5.2 million that we expect to invest on renovations, discretionary and emergency capital expenditures on our existing hotels for the remainder of 2021, or $17.5 million of estimated remaining costs associated with our Los Angeles hotel development. Our contracts associated with these planned capital expenditures contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
The Company’s ownership interest in the Inland JV is subject to change in the event that either we or CLNY calls for additional capital contributions to the JV necessary for the conduct of the JV's business, including contributions to fund costs and expenses related to capital expenditures. CLNY may also approve certain actions related to the Inland JV without the Company’s consent, including certain property dispositions conducted at arm’s length, certain actions related to the restructuring of the JV and removal of the Company as managing member in the event the Company fails to fulfill its material obligations under the joint venture agreement.
In connection with the non-recourse mortgage loan in the Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of the JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2021 and December 31, 2020 was $464.2 million and $462.6 million, respectively.

At March 31, 2021, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2021 that are sensitive to changes in interest rates (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	$120,000	—	$21,757	—	—	$141,757	$141,779
Average interest rate	—	3.11%	—	7.75%	—	—	3.82%
Fixed rate:
Debt	$19,141	$9,249	$117,876	$296,616	$15,935	—	$458,817	$464,195
Average interest rate	5.36%	4.63%	4.66%	4.64%	4.25%	—	4.66%

Our credit facility is currently subject to a 0.5% LIBOR floor and our construction loan is subject to a 0.25% LIBOR floor. At March 31, 2021, 1-month LIBOR was 0.11%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $0.9 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $120.0 million and the amount outstanding on our construction loan remains $21.8 million, the balances as of March 31, 2021.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM was a defendant in several class action lawsuits in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions relate to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints alleged various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. In August 2020, a payment of $0.1 million, which represents the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes detailed discussions of our risk factors under the heading “Risk Factors.”

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

10.1
Sales Agreement, dated January 5, 2021, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

(3)	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K/A filed with the SEC on March 5, 2021 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 4, 2021	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)