Form 10-Q
period 2021-06-30
Chatham Lodging Trust
filed 2021-08-03
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34693

CHATHAM LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-1200777
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 200
West Palm Beach	Florida	33401
(Address of Principal Executive Offices)		(Zip Code)
(561) 802-4477
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value	CLDT	New York Stock Exchange
6.625% Series A Cumulative Redeemable Preferred Shares	CLDT-PA	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2021
Common Shares of Beneficial Interest ($0.01 par value per share)	48,757,027

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Investment in hotel properties, net	$1,240,983	$1,265,174
Investment in hotel properties under development	58,882	43,651
Cash and cash equivalents	131,367	21,124
Restricted cash	10,928	10,329
Right of use asset, net	20,317	20,641
Hotel receivables (net of allowance for doubtful accounts of $278 and $248, respectively)	3,834	1,688
Deferred costs, net	4,564	5,384
Prepaid expenses and other assets	5,843	2,266
Total assets	$1,476,718	$1,370,257
Liabilities and Equity:
Mortgage debt, net	$443,464	$460,145
Revolving credit facility	128,000	135,300
Construction loan	27,573	13,325
Accounts payable and accrued expenses	25,504	25,374
Distributions and losses in excess of investments in unconsolidated real estate entities	—	19,951
Lease liability, net	22,971	23,233
Distributions payable	147	469
Total liabilities	647,659	677,797
Commitments and contingencies (Note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	48	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,756,555 and 46,973,473 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	487	470
Additional paid-in capital	1,048,306	906,000
Accumulated deficit	(234,620)	(228,718)
Total shareholders’ equity	814,221	677,752
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	14,838	14,708
Total equity	829,059	692,460
Total liabilities and equity	$1,476,718	$1,370,257
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Room	$46,514	$18,389	$75,905	$71,437
Food and beverage	756	117	1,120	2,180
Other	2,647	873	4,218	4,391
Reimbursable costs from unconsolidated real estate entities	327	794	1,114	2,374
Total revenue	50,244	20,173	82,357	80,382
Expenses:
Hotel operating expenses:
Room	9,486	4,517	16,653	17,912
Food and beverage	491	128	775	2,018
Telephone	348	351	748	730
Other hotel operating	544	182	909	992
General and administrative	5,056	3,360	8,870	8,636
Franchise and marketing fees	4,091	1,636	6,688	6,356
Advertising and promotions	835	854	1,592	2,364
Utilities	2,352	1,863	4,638	4,378
Repairs and maintenance	2,720	1,640	5,180	5,101
Management fees	1,760	848	2,956	2,872
Insurance	707	361	1,356	721
Total hotel operating expenses	28,390	15,740	50,365	52,080
Depreciation and amortization	13,353	13,667	26,687	26,729
Impairment loss on investment in unconsolidated real estate entities	—	—	—	15,282
Property taxes, ground rent and insurance	5,954	5,892	11,833	11,990
General and administrative	4,316	2,487	7,844	5,252
Other charges	322	215	377	2,984
Reimbursable costs from unconsolidated real estate entities	327	794	1,114	2,374
Total operating expenses	52,662	38,795	98,220	116,691
Operating loss before gain (loss) on sale of hotel property	(2,418)	(18,622)	(15,863)	(36,309)
Gain (loss) on sale of hotel property	28	2	(15)	3
Operating loss	(2,390)	(18,620)	(15,878)	(36,306)
Interest and other income	28	39	102	120
Interest expense, including amortization of deferred fees	(6,356)	(7,034)	(12,826)	(13,867)
Loss from unconsolidated real estate entities	—	(1,578)	(1,231)	(5,251)
Gain on sale of investment in unconsolidated real estate entities	—	—	23,817	—
Loss before income tax expense	(8,718)	(27,193)	(6,016)	(55,304)
Income tax expense	—	—	—	—
Net loss	(8,718)	(27,193)	(6,016)	(55,304)
Net loss attributable to noncontrolling interests	160	366	114	694
Net loss attributable to common shareholders	$(8,558)	$(26,827)	$(5,902)	$(54,610)

Loss per Common Share - Basic:
Net loss attributable to common shareholders (Note 11)	$(0.18)	$(0.57)	$(0.12)	$(1.16)
Loss per Common Share - Diluted:
Net loss attributable to common shareholders (Note 11)	$(0.18)	$(0.57)	$(0.12)	$(1.16)
Weighted average number of common shares outstanding:
Basic	48,637,484	46,960,289	47,935,130	46,954,411
Diluted	48,637,484	46,960,289	47,935,130	46,954,411
Distributions declared per common share:	$—	$—	$—	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended June 30, 2020 and 2021
	Preferred Shares		Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, April 1, 2020	—	$—	46,960,389	$469	$905,936	$(180,479)	$725,926	$12,344	$738,270
Issuance of common shares, net of offering costs of $1	—	—	5,438	1	35	—	36	—	36
Amortization of share based compensation	—	—	—	—	6	—	6	1,025	1,031
Net loss	—	—	—	—	—	(26,827)	(26,827)	(366)	(27,193)
Balance, June 30, 2020	—	$—	46,965,827	$470	$905,977	$(207,306)	$699,141	$13,003	$712,144
Balance, April 1, 2021	—	$—	48,518,201	$485	$929,725	$(226,062)	$704,148	$13,318	$717,466
Issuance of preferred shares, net of offering costs of $3,780	4,800,000	48	—	—	116,172	—	116,220	—	116,220
Issuance of common shares, net of offering costs of $292	—	—	238,354	2	2,994	—	2,996	—	2,996
Amortization of share based compensation	—	—	—	—	7	—	7	1,088	1,095
Reallocation of noncontrolling interest	—	—	—	—	(592)	—	(592)	592	—
Net loss	—	—	—	—	—	(8,558)	(8,558)	(160)	(8,718)
Balance, June 30, 2021	4,800,000	$48	48,756,555	$487	$1,048,306	$(234,620)	$814,221	$14,838	$829,059

Six Months Ended June 30, 2020 and 2021
	Preferred Shares		Common Shares			Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares		Amount
Balance, January 1, 2020	—	$—	46,928,445		$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	—	—	24,516		—	450	—	450	—	450
Issuance of common shares, net of offering costs of $3	—	—	12,866		1	125	—	126	—	126
Amortization of share based compensation	—	—	—		—	15	—	15	2,397	2,412
Dividends declared on common shares ($0.22 per share)	—	—	—		—	—	(10,331)	(10,331)	—	(10,331)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—		—	—	—	—	(233)	(233)
Reallocation of noncontrolling interest	—	—	—		—	1,114	—	1,114	(1,114)	—
Net loss	—	—	—		—	—	(54,610)	(54,610)	(694)	(55,304)
Balance, June 30, 2020	—	$—	46,965,827		$470	$905,977	$(207,306)	$699,141	$13,003	$712,144
Balance, January 1, 2021	—	$—	46,973,473		$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
Issuance of preferred shares, net of offering costs of $3,780	4,800,000	48	—	0	—	116,172	—	116,220	—	116,220
Issuance of common shares pursuant to Equity Incentive Plan	—	—	40,224		—	450	—	450	—	450
Issuance of common shares, net of offering costs of $811	—	—	1,742,858		17	23,754	—	23,771	—	23,771
Amortization of share based compensation	—	—	—		—	15	—	15	2,119	2,134
Forfeited distributions declared on LTIP units	—	—	—		—	—	—	—	40	40
Reallocation of noncontrolling interest	—	—	—		—	1,915	—	1,915	(1,915)	—
Net loss	—	—	—		—	—	(5,902)	(5,902)	(114)	(6,016)
Balance, June 30, 2021	4,800,000	$48	48,756,555		$487	$1,048,306	$(234,620)	$814,221	$14,838	$829,059

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,016)	$(55,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,566	26,607
Amortization of deferred franchise fees	120	122
Amortization of deferred financing fees included in interest expense	984	489
Loss on sale of hotel property	15	—
Gain on sale of investment in unconsolidated real estate entities	(23,817)	—
Impairment loss on investment in unconsolidated real estate entities	—	15,282
Share based compensation	2,351	2,349
Accelerated share based compensation for employee severance	—	288
Loss from unconsolidated real estate entities	1,231	5,251
Changes in assets and liabilities:
Right of use asset	324	311
Hotel receivables	(2,145)	2,378
Deferred costs	(22)	(16)
Prepaid expenses and other assets	(3,576)	(2,022)
Accounts payable and accrued expenses	2,080	(11,241)
Lease liability	(262)	(234)
Net cash used in operating activities	(2,167)	(15,740)
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,200)	(10,424)
Investment in hotel properties under development	(15,231)	(10,050)
Proceeds from sale of unconsolidated real estate entity	2,800	—
Net cash used in investing activities	(16,631)	(20,474)
Cash flows from financing activities:
Borrowings on revolving credit facility	20,000	86,000
Repayments on revolving credit facility	(27,300)	(3,000)
Borrowings on construction loan	14,248	—
Payments on mortgage debt	(16,875)	(4,483)
Payment of financing costs	(144)	(627)
Payment of offering costs on common shares	(810)	(3)
Proceeds from issuance of common shares	24,583	128
Payment of offering costs on preferred shares	(3,780)	—
Proceeds from issuance of preferred shares	120,000	—
Distributions-common shares/units	(282)	(16,237)
Net cash provided by financing activities	129,640	61,778
Net change in cash, cash equivalents and restricted cash	110,842	25,564
Cash, cash equivalents and restricted cash, beginning of period	31,453	20,182
Cash, cash equivalents and restricted cash, end of period	$142,295	$45,746
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,456	$13,844
Capitalized interest	$1,532	$595
Cash paid for income taxes	$166	$44
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
As of June 30, 2021, the Company had accrued distributions payable of $147. As of June 30, 2020, the Company had accrued distributions payable of $469. These distributions related to accrued but unpaid distributions on unvested performance based shares and LTIP units.
Accrued share based compensation of $200 and $225 is included in accounts payable and accrued expenses as of June 30, 2021 and 2020, respectively.
Accrued capital improvements of $2,712 and $1,554 are included in accounts payable and accrued expenses as of June 30, 2021 and 2020, respectively.

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
As of June 30, 2021, the Company wholly owned 39 hotels with an aggregate of 5,900 rooms located in 15 states and the District of Columbia. As of June 30, 2021, the Company held a 10% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owns 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. As of June 30, 2021, the Inland JV hotels are in receivership. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels with an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million. We sometimes use the term "JVs", which refers collectively to the NewINK JV and Inland JV.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of June 30, 2021, Island Hospitality Management LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 39 of the Company’s wholly owned hotels. As of June 30, 2021, all of the Inland JV hotels were managed by other management companies.

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
During the three and six months ended June 30, 2021 and 2020, the Company's consolidated statements of operations included operating income related to the disposed hotel as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Residence Inn Mission Valley, CA	$—	$395	$—	$1,147
Total	$—	$395	$—	$1,147

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.3 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties,net

Investment in hotel properties, net as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$287,049	$287,049
Building and improvements	1,198,985	1,195,276
Furniture, fixtures and equipment	86,792	84,381
Renovations in progress	7,479	11,225
	1,580,305	1,577,931
Less: accumulated depreciation	(339,322)	(312,757)
Investment in hotel properties, net	$1,240,983	$1,265,174

Investment in hotel properties under development

We are developing a hotel in the Warner Center submarket of Los Angeles, CA on a parcel of land owned by us. We have incurred $58.9 million of costs to date, which includes $6.6 million of land acquisition costs and $52.3 million of other development costs.

6.    Investment in Unconsolidated Entities

 On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the Operating Partnership. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owned a 89.7% interest in the NewINK JV. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million which resulted in Chatham recording a gain on sale of investment in unconsolidated real estate entities of $23.8 million during the six months ended June 30, 2021. The Company accounted for this investment under the equity method.

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar merged with Colony on January 10, 2017 to form a new company, CLNY, which owns a 90% interest in the Inland JV. The value of Inland JV assets and liabilities were adjusted to reflect estimated fair market value at the time Colony merged with NorthStar. The Company serves as managing member of the Inland JV. The Company accounts for this investment under the equity method. During the three and six months ended June 30, 2021 and 2020, the Company received no cash distributions from the Inland JV.

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

The Company's recorded investments in the NewINK JV and the Inland JV were $0.0 million and $0.0 million, respectively, at June 30, 2021. The following table sets forth the combined components of net income (loss), including the Company’s share, related to all JVs for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$—	$37,897	$24,690	$128,767
Total hotel operating expenses	—	39,987	24,106	111,952
Hotel operating (loss) income	$—	$(2,090)	$584	$16,815
Impairment loss	$—	$561,494	$—	$575,375
Loss from continuing operations	$—	$(604,721)	$(13,109)	$(645,006)
Gain (loss) on sale of hotels	—	68	—	(14)
Net loss	$—	$(604,653)	$(13,109)	$(645,020)

Loss allocable to the Company	$—	$(1,905)	$(1,347)	$(5,977)
Basis difference adjustment	—	327	116	726
Total loss from unconsolidated real estate entities attributable to the Company	$—	$(1,578)	$(1,231)	$(5,251)

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	6/30/21 Property Carrying Value	Balance Outstanding on Loan as of
				June 30, 2021	December 31, 2020
Revolving Credit Facility (1)	3.11%	March 8, 2022	$620,783	$128,000	$135,300
Construction loan (2)	7.75%	August 3, 2024	58,882	27,573	13,325
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	21,667	—	12,602
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	28,104	15,003	15,195
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	30,572	20,513	20,780
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	29,629	16,901	17,126
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	33,257	20,775	21,031
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	61,627	42,547	42,998
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	40,680	31,153	31,463
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	73,657	62,898	63,418
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	81,766	68,625	69,192
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	61,251	47,174	47,564
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	46,852	36,788	37,092
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	32,848	29,116	29,358
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	37,494	20,258	20,490
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	12,576	15,263	15,411
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	15,435	17,228	17,396

Total debt before unamortized debt issue costs			$1,287,080	$599,815	$609,741
Unamortized mortgage debt issue costs				(778)	(971)
Total debt outstanding				$599,037	$608,770

1.The interest rate for the revolving credit facility is variable and based on LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. At June 30, 2021 and December 31, 2020, the Company had $128.0 million and $135.3 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility. The credit facility provides two six-month extension options that would extend the final maturity to March 8, 2023 if exercised.
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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2021 and December 31, 2020 was $452.7 million and $462.6 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of June 30, 2021, the Company’s variable rate debt consisted of its revolving credit facility and construction loan. The estimated fair value of the Company’s variable rate debt as of June 30, 2021 and December 31, 2020 was $155.6 million and $148.6 million, respectively.

On December 16, 2020, the Company, entered into a Third Amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 8, 2018 (as amended by the Credit Agreement Amendment, and as previously amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020, and as further amended by that certain Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2020), with certain lenders for whom Barclays Bank PLC is acting as the administrative agent. The amendment provides for the waiver of certain financial covenants through December 31, 2021 and allows the Company to borrow up to the entire $250.0 million facility size during this period. During this covenant waiver period, the Company will be required to maintain a minimum liquidity of $25.0 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, the Company added 6 hotels to the credit facility’s borrowing base which now has a total of 24 properties. The amendment provided the Company’s credit facility lenders with pledges of the equity in the 24 borrowing base hotels. The amendment places additional limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200.0 million and a spread of 3.0% if borrowings exceed $200.0 million. As of June 30, 2021, the Company was in compliance with all of its modified financial covenants.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of June 30, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of June 30, 2021, none of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.
Future scheduled principal payments of debt obligations as of June 30, 2021, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2021 (remaining six months)	$4,566
2022	137,249
2023	117,875
2024	324,190
2025	15,935
Thereafter	—
Total debt before unamortized debt issue costs	$599,815
Unamortized mortgage debt issue costs	(778)
Total debt outstanding	$599,037

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loans for the Warner Center hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statement of operations. As of June 30, 2021, the fair value of the interest rate caps were $53 thousand.

8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three and six months ended June 30, 2021 and 2020.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2021. As of June 30, 2021, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

9.    Dividends Declared and Paid

The Company suspended dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. During the three months ended March 31, 2020, the Company declared total common share dividends of $0.22 per share and distributions on LTIP units of $0.22 per unit. There were no dividends declared during the three and six months ended June 30, 2021. The dividends and distributions paid during the three months ended March 31, 2020 were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
January	1/31/2020	2/28/2020	$0.11	$0.11
February	2/28/2020	3/27/2020	0.11	0.11
1st Quarter 2020			$0.22	$0.22

Total 2020			$0.22	$0.22

10.    Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of June 30, 2021, 48,756,555 common shares were outstanding.
In December 2017, the Company established an At the Market Equity Offering ("Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price of up to $100 million by means of ordinary brokers’ transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company filed a $100 million registration statement for a new ATM program (the "ATM Plan" and together with the Prior ATM Plan, the "ATM Plans") on March 5, 2021 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents. During the three months ended June 30, 2021, the Company issued 237,114 shares under the ATM Plan at an average price of $13.80, which generated $3.3 million of proceeds. As of June 30, 2021, there was approximately $77.5 million available for issuance under the ATM Plan.
In December 2017, the Company established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "New DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 22, 2020 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPPs. During the three months ended June 30, 2021, the Company issued 1,240 shares under the New DRSPP at a weighted average price of $13.26, which generated $16 thousand of proceeds. As of June 30, 2021, there was approximately $48.0 million available for issuance under the New DRSPP.

Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $116.2 million. The Series A Preferred Shares rank senior to the Company’s common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares will be payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of June 30, 2021, 4,800,000 preferred shares were issued and outstanding.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of June 30, 2021, there were 976,102 vested Operating Partnership LTIP units held by current and former employees.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(8,558)	$(26,827)	$(5,902)	$(54,610)
Dividends paid on unvested shares and units	—	—	—	(50)
Net loss attributable to common shareholders	$(8,558)	$(26,827)	$(5,902)	$(54,660)
Denominator:
Weighted average number of common shares - basic	48,637,484	46,960,289	47,935,130	46,954,411
Unvested shares	—	—	—	—
Weighted average number of common shares - diluted	48,637,484	46,960,289	47,935,130	46,954,411
Basic loss per Common Share:
Net loss attributable to common shareholders per weighted average basic common share	$(0.18)	$(0.57)	$(0.12)	$(1.16)
Diluted loss per Common Share:
Net loss attributable to common shareholders per weighted average diluted common share	$(0.18)	$(0.57)	$(0.12)	$(1.16)

12.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2021 and 2020, the Company issued 40,224 and 24,516 common shares, respectively, to its independent trustees as compensation for services performed in 2020 and 2019, respectively. As of June 30, 2021, there were 589,804 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	For the six months ended		For the year ended
	June 30, 2021		December 31, 2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	1,667	$17.40	5,001	$18.33
Granted	—	—	—	—
Vested	—	—	(3,334)	18.80
Forfeited	—	—	—	—
Non-vested at end of the period	1,667	$17.40	1,667	$17.40

As of June 30, 2021 and December 31, 2020, there were $14.0 thousand and $28.5 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of June 30, 2021, these costs were expected to be recognized over a weighted–average period of approximately 0.5 years. For the three months ended June 30, 2021 and 2020, the Company recognized approximately $7.2 thousand and $7.3 thousand, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized approximately $14.5 thousand and $15.5 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	For the six months ended		For the year ended
	June 30, 2021		December 31, 2020
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	669,609	$15.73	598,320	$18.30
Granted	330,945	14.55	325,507	13.42
Vested	(219,451)	16.39	(254,218)	18.82
Forfeited	(16,925)	$17.02	—	$—
Non-vested at end of the period	764,178	$15.00	669,609	$15.73

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

The Company recorded $1.1 million and $1.0 million in compensation expense related to the LTIP units for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.4 million in compensation expense related to the LTIP units for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, there was $7.6 million and $4.9 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.1 years, which represents the weighted average remaining vesting period of the LTIP units.

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

The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of June 30, 2021. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of June 30, 2021, for each of the next five calendar years and thereafter:

Total Future Lease Payments
Amount
2021 (remaining six months)	$1,028
2022	2,071
2023	2,093
2024	2,115
2025	2,186
Thereafter	66,720
Total lease payments	$76,213
Less: Imputed interest	(53,242)
Present value of lease liabilities	$22,971

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

For the six months ended June 30, 2021, the Company incurred $0.7 million of fixed lease payments and $60.2 thousand of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of June 30, 2021:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2021	$20,641	$23,233
Amortization	(324)	(262)
Balance as of June 30, 2021	$20,317	$22,971

Lease Term and Discount Rate	June 30, 2021

Weighted-average remaining lease term (years)	40.57
Weighted-average discount rate	6.58%

14.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM was a defendant in several class action lawsuits in the state of California.

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions related to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints alleged various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs sought injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. In August 2020, a payment of $0.1 million, which represents the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

In addition, IHM was a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also related to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints alleged various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs sought injunctive relief, money damages, penalties, and interest. In September 2020, a payment of $0.6 million, which represents the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.
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

Management fees totaled approximately $1.8 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $4.1 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $6.7 million and $6.4 million for the six months ended June 30, 2021 and 2020, respectively. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being August 2030.

15.    Related Party Transactions

Prior to March 18, 2021, Mr. Fisher owned 52.5% of IHM. During the six months ended June 30, 2021, Mr. Fisher acquired the remaining 47.5% ownership interest and as of June 30, 2021, Mr. Fisher owns 100% of IHM. As of June 30, 2021, the Company had hotel management agreements with IHM to manage all 39 of its wholly owned hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended June 30, 2021 and 2020 were $1.8 million and $0.8 million, respectively, and for the six months ended June 30, 2021 and 2020 were $3.0 million and $2.9 million, respectively. At June 30, 2021 and December 31, 2020, the amounts due to IHM were $0.5 million and $0.3 million, respectively. The Company also provided services to an entity Castleblack Owner Holding, LLC ("Castleblack"), which sold on March 24, 2021 as part of the larger CLNY transaction, was 97.5% owned by affiliates of CLNY and 2.5% owned by Mr. Fisher. During the six months ended June 30, 2021 and 2020 the Company received $23 thousand and $49 thousand, respectively, for these services.
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

16.    Subsequent Events

On July 1, 2021, the Company applied the net proceeds received from the Series A Preferred Share offering to repay $116.0 million of borrowings on its revolving credit facility.

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

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, and the possibility of additional subsequent widespread outbreaks and variant strains and the impact of actions taken in response, the existence of governmental stay-at-home orders, peoples' willingness to travel and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry and the Company cannot be predicted at this time. The full magnitude of the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity, and future results of operations will depend on future developments which are highly uncertain. The Company has taken actions to mitigate the operating and financial impact of the COVID-19 pandemic including suspending common share dividends, reducing capital expenditures, borrowing under its credit facility, obtaining credit facility covenant waivers, and temporarily reducing executive compensation.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements, including those with regard to the potential future impact of the COVID-19 pandemic, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the COVID-19 pandemic on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of the COVID-19 pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, and the possibility of additional subsequent widespread outbreaks and variant strains and the impact of actions taken in response, and the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent COVID-19 pandemic the impact of and changes to various government programs, including in response to COVID-19, the timing of the development of any effective cure or treatment for COVID-19, the restoration of public confidence in domestic and international travel and or ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At June 30, 2021, our leverage ratio was 28.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and JV investments. As of June 30, 2021, we have total debt of $599.8 million at an average interest rate of approximately 4.5%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

The lodging industry has been significantly impacted by the COVID-19 pandemic and there has been a significant decline in travel relative to 2019 but trends are improving and we expect strong growth in 2021 relative to 2020. Smith Travel Research reported that US lodging industry RevPAR increased 160.4% for the three months ended June 30, 2021, with RevPAR up 256.8% in April 2021, up 165.1% in May 2021 and up 118.4% in June 2021. We expect that over the remainder of 2021, RevPAR will increase significantly versus 2020 but remain below the RevPAR levels achieved in 2019. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the duration and spread of the outbreak, the existence of governmental stay-at-home orders, peoples' willingness to travel, and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry cannot be predicted at this time.

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

Results of operations for the three months ended June 30, 2021 include the operating activities of our 39 wholly owned hotels that were owned for the entire period. We sold our investment in the NewINK JV on March 18, 2021 and one hotel in San Diego, CA on November 24, 2020. Our financial results were impacted by increased visitation at our properties due to the larger impact from the COVID-19 pandemic in 2020. The comparisons below are influenced by the COVID-19 pandemic, the sale of our investment in the NewINK JV, and the disposition of one hotel.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2021	June 30, 2020	% Change
Room	$46,514	$18,389	152.9%
Food and beverage	756	117	546.2%
Other	2,647	873	203.2%
Cost reimbursements from unconsolidated real estate entities	327	794	(58.8)%
Total revenue	$50,244	$20,173	149.1%

Total revenue was $50.2 million for the quarter ended June 30, 2021, up $30.0 million compared to total revenue of $20.2 million for the corresponding 2020 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic. This was partially offset by a decrease in total revenue related to the hotel sold in 2020 of $1.3 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.6% and 91.2%, respectively, of total revenue for the quarters ended June 30, 2021 and 2020. Room revenue was $46.5 million and $18.4 million for the quarters ended June 30, 2021 and 2020, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic. The decrease in room revenue related to the hotel sold in 2020 was $1.2 million.

Food and beverage revenue was $0.8 million for the quarter ended June 30, 2021, up $0.6 million compared to $0.1 million for the corresponding 2020 period. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $1.8 million for the three months ended June 30, 2021. Other operating revenue was $2.6 million and $0.9 million for the quarters ended June 30, 2021 and 2020, respectively. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.
Reimbursable costs from unconsolidated real estate entities were $0.3 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

As reported by Smith Travel Research, U.S lodging industry RevPAR for the three months ended June 30, 2021 and 2020 increased 160.4% and decreased 69.9%, respectively, in the 2021 and 2020 periods as compared to the respective prior periods. Smith Travel Research reported that US lodging industry RevPAR increased 256.8% in April 2021, up 165.1% in May 2021 and up 118.4% in June 2021. We expect that over the remainder of 2021, RevPAR will increase significantly versus 2020 but remain below the RevPAR levels achieved in 2019.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 39 hotels wholly owned by the Company as of June 30, 2021 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended June 30,
	2021		2020		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (40 hotels)	Same Property (39 hotels)	Actual (39/40 hotels)
Occupancy	68.2%	68.2%	33.2%	33.8%	105.4%	101.8%
ADR	$127.06	$127.06	$96.53	$98.20	31.6%	29.4%
RevPAR	$86.63	$86.63	$32.05	$33.17	170.3%	161.2%

For the three months ended June 30, 2021 same property RevPAR increased 170.3% due to an increase in ADR of 31.6% and an increase in occupancy of 105.4% primarily related to the recovery from the COVID-19 pandemic. Same property RevPAR increased 230.2% in April 2021, increased 192.3% in May 2021, and increased 119.4% in June 2021. Same property RevPAR was $75.43 in April 2021, $87.98 in May 2021, and $96.45 in June 2021.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	June 30, 2021	June 30, 2020	% Change
Hotel operating expenses:
Room	$9,486	$4,517	110.0%
Food and beverage	491	128	283.6%
Telephone	348	351	(0.9)%
Other hotel operating	544	182	198.9%
General and administrative	5,056	3,360	50.5%
Franchise and marketing fees	4,091	1,636	150.1%
Advertising and promotions	835	854	(2.2)%
Utilities	2,352	1,863	26.2%
Repairs and maintenance	2,720	1,640	65.9%
Management fees	1,760	848	107.5%
Insurance	707	361	95.8%
Total hotel operating expenses	$28,390	$15,740	80.4%

Hotel operating expenses increased $12.7 million or 80.4% to $28.4 million for the three months ended June 30, 2021 from $15.7 million for the three months ended June 30, 2020. The primary cause of the increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic. The decrease in hotel operating expenses related to the hotel sold in 2020 was $0.6 million. Our hotel managers have taken significant steps to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic.

Room expenses, which are the most significant component of hotel operating expenses, increased $5.0 million from $4.5 million in 2020 to $9.5 million in the second quarter of 2021. The increase in room expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic. The decrease in room expenses related to the hotel sold in 2020 was $0.2 million.

The remaining hotel operating expenses increased $7.7 million, from $11.2 million in the second quarter of 2020 to $18.9 million in the second quarter of 2021. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million from $13.7 million for the three months ended June 30, 2020 to $13.4 million for the three months ended June 30, 2021. The decrease was primarily due to the sale of one hotel. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased from $5.9 million for the three months ended June 30, 2020 to $6.0 million for the three months ended June 30, 2021. The increase was related to increased property insurance across our hotels and increased ground rent at our hotels due to higher revenues, partially offset by $0.2 million attributable to the sale of the Residence Inn Mission Valley hotel on November 24, 2020.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.2 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively) increased to $3.1 million for the three months ended June 30, 2021 from $1.3 million in the three months ended June 30, 2020 with the increase primarily due to the Company's decision not to accrue any bonus expense and temporarily reducing executive compensation in the three months ended June 30, 2020 due to the COVID-19 pandemic.

Other Charges

Other charges increased from $0.2 million for the three months ended June 30, 2020 to $0.3 million for the three months ended June 30, 2021. Other charges for both periods primarily relate to the payment of insurance deductibles.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and rent costs were $0.3 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $11 thousand from $39 thousand for the three months ended June 30, 2020 to $28 thousand for the three months ended June 30, 2021. The decrease is primarily related to fees received for services provided to an entity, Castleblack, which was 97.5% owned by Colony.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.7 million from $7.0 million for the three months ended June 30, 2020 to $6.4 million for the three months ended June 30, 2021 and is comprised of the following (dollars in thousands):

	For the three months ended
	June 30, 2021	June 30, 2020	% Change
Mortgage debt interest	$5,268	$5,811	(9.3)%
Credit facility interest and unused fees	1,065	1,278	(16.7)%
Interest rate cap	(4)	—	—%
Construction loan interest	495	—	—%
Capitalized interest	(842)	(318)	164.8%
Amortization of deferred financing costs	374	263	42.2%
Total	$6,356	$7,034	(9.6)%

The decrease in interest expense for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily due to a decrease in mortgage debt interest from the sale of the Residence Inn Mission Valley in November 2020 and the repayment of the mortgage loan on that property, the repayment of the mortgage loan on the Residence Inn New Rochelle in April 2021, and a reduction of the outstanding balance on the revolving credit facility.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities was $1.6 million for the three months ended June 30, 2020 compared to a loss of $0.0 million for the three months ended June 30, 2021. The decrease in loss to $0 is due to the sale of the NewINK JV.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021 and 2020 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2021 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Loss

Net loss was $8.7 million for the three months ended June 30, 2021, compared to net loss of $27.2 million for the three months ended June 30, 2020. The change in net loss was primarily due to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic, the sale of the NewINK JV which resulted in no losses from unconsolidated real estate entities, combined with the factors discussed above.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

Results of operations for the six months ended June 30, 2021 include the operating activities of our 39 wholly owned hotels that were owned for the entire period. We sold our investment in the NewINK JV on March 18, 2021 and one hotel in San Diego, CA on November 24, 2020. Our financial results were impacted by increased visitation at our properties due to the larger impact from the COVID-19 pandemic in 2020. The comparisons below are influenced by the COVID-19 pandemic, the sale of our investment in the NewINK JV, and the disposition of one hotel.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the six months ended
	June 30, 2021	June 30, 2020	% Change
Room	$75,905	$71,437	6.3%
Food and beverage	1,120	2,180	(48.6)%
Other	4,218	4,391	(3.9)%
Cost reimbursements from unconsolidated real estate entities	1,114	2,374	(53.1)%
Total revenue	$82,357	$80,382	2.5%

Total revenue was $82.4 million for the six months ended June 30, 2021, up $2.0 million compared to total revenue of $80.4 million for the corresponding 2020 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic. This was partially offset by a decrease in total revenue related to the hotel sold in 2020 of $3.5 million. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.2% and 88.9% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Room revenue was $75.9 million and $71.4 million for the six months ended June 30, 2021 and 2020, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic. The decrease in room revenue related to the hotel sold in 2020 was $3.3 million.

Food and beverage revenue was $1.1 million for the six months ended June 30, 2021, down $1.1 million compared to food and beverage revenue of $2.2 million for the corresponding 2020 period. The decrease in food and beverage revenue primarily was related to limited food and beverage offerings at our hotels due to the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue was down $0.2 million for the six months ended June 30, 2021. Other operating revenue was $4.2 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in other operating revenue primarily was related to a decline in meeting room demand at our hotels due to the COVID-19 pandemic.

Reimbursable costs from unconsolidated real estate entities were $1.1 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

As reported by Smith Travel Research, industry RevPAR for the six months ended June 30, 2021 and 2020 increased 27.4% and decreased 45.5%, respectively, in the 2021 and 2020 periods as compared to the respective prior year periods. We expect that over the remainder of 2021, RevPAR will increase significantly versus 2020 but remain below the RevPAR levels achieved in 2019.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 39 hotels wholly owned by the Company as of June 30, 2021 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the six months ended June 30,
	2021		2020		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (40 hotels)	Same Property (39 hotels)	Actual (39/40 hotels)
Occupancy	60.0%	60.0%	47.7%	48.2%	25.8%	24.5%
ADR	$118.38	$118.38	$133.21	$133.57	(11.1)%	(11.4)%
RevPAR	$71.08	$71.08	$63.49	$64.44	12.0%	10.3%
For the six months ended June 30, 2021 same property RevPAR increased 12.0% due to a decrease in ADR of 11.1% and an increase in occupancy of 25.8% primarily related to the COVID-19 pandemic.

Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the six months ended
	June 30, 2021	June 30, 2020	% Change
Hotel operating expenses:
Room	$16,653	$17,912	(7.0)%
Food and beverage	775	2,018	(61.6)%
Telephone	748	730	2.5%
Other hotel operating	909	992	(8.4)%
General and administrative	8,870	8,636	2.7%
Franchise and marketing fees	6,688	6,356	5.2%
Advertising and promotions	1,592	2,364	(32.7)%
Utilities	4,638	4,378	5.9%
Repairs and maintenance	5,180	5,101	1.5%
Management fees	2,956	2,872	2.9%
Insurance	1,356	721	88.1%
Total hotel operating expenses	$50,365	$52,080	(3.3)%

Hotel operating expenses decreased $1.7 million to $50.4 million for the six months ended June 30, 2021 from $52.1 million for the six months ended June 30, 2020. The decrease in hotel operating expenses related to the hotel sold in 2020 was $1.9 million.

Room expenses, which are the most significant component of hotel operating expenses, decreased $1.2 million from $17.9 million for the six months ended June 30, 2020 to $16.7 million for the six months ended June 30, 2021. The decrease in room expenses primarily was related to steps taken by our hotel managers to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic. The decrease in room expenses related to the hotel sold in 2020 was $0.7 million.

The remaining hotel operating expenses decreased $0.5 million, from $34.2 million for the six months ended June 30, 2020 to $33.7 million for the six months ended June 30, 2021. The decrease in other remaining expenses primarily was related to significant steps taken by our hotel managers to reduce operating costs in light of the reduction in demand caused by the COVID-19 pandemic. The decrease in other remaining expenses related to the hotel sold in 2020 was $1.2 million.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million from $26.7 million for the six months ended June 30, 2020 to $26.7 million for the six months ended June 30, 2021. The decrease was primarily due to the sale of one hotel. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss on Investment in Unconsolidated Real Estate Entities

Impairment loss on investment in unconsolidated real estate entities decreased $15.3 million for the six months ended June 30, 2021. The Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV during the six months ended June 30, 2020 related to a decline in operating performance caused by the COVID-19 pandemic.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses decreased $0.2 million from $12.0 million for the six months ended June 30, 2020 to $11.8 million for the six months ended June 30, 2021. The decrease was related to $0.4 million attributable to the sale of the Residence Inn Mission Valley hotel on November 24, 2020, partially offset by increased property insurance across our hotels and increased ground rent at our hotels due to higher revenues.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $2.4 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively) increased $2.6 million to $5.5 million for the six months ended June 30, 2021 from $2.9 million for the six months ended June 30, 2020 with the increase primarily due to the Company's decision not to accrue any bonus expense and temporarily reducing executive compensation in the six months ended June 30, 2020 due to the COVID-19 pandemic.

Other Charges

Other charges decreased $2.6 million from $3.0 million for the six months ended June 30, 2020 to $0.4 million for the six months ended June 30, 2021. Other charges primarily include severance costs and accelerated vesting of LTIP awards related to the departure of our former Chief Investment Officer and deductibles for insurance claims.

Reimbursable Costs from Unconsolidated Real Estate Entities

Reimbursable costs from unconsolidated real estate entities, comprised of corporate payroll and rent costs were $1.1 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated real estate entities included in revenues. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

Interest and Other Income

Interest on cash and cash equivalents and other income was $120 thousand for the six months ended June 30, 2020 compared to $102 thousand for the six months ended June 30, 2021.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $1.0 million from $13.9 million for the six months ended June 30, 2020 to $12.8 million for the six months ended June 30, 2021 and is comprised of the following (dollars in thousands):

	For the six months ended
	June 30, 2021	June 30, 2020	% Change
Mortgage debt interest	$10,624	$11,649	(8.8)%
Credit facility interest and unused fees	2,168	2,321	(6.6)%
Interest rate cap	(44)	—	—%
Construction loan interest	845	—	—%
Capitalized interest	(1,532)	(595)	157.5%
Amortization of deferred financing costs	765	492	55.5%
Total	$12,826	$13,867	(7.5)%

The decrease in interest expense for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily due to a decrease in mortgage debt interest from the sale of the Residence Inn Mission Valley in November 2020 and the repayment of the mortgage loan on that property, and the repayment of the mortgage loan on the Residence Inn New Rochelle in April 2021.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities decreased $4.1 million from a loss of $5.3 million for the six months ended June 30, 2020 to a loss of $1.2 million for the six months ended June 30, 2021. The decrease is primarily due to the sale of the NewINK JV.

Income Tax Expense

Income tax expense for the six months ended June 30, 2021 and 2020 was $0.0 million and $0.0 million, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2021 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Loss
Net loss was $6.0 million for the six months ended June 30, 2021, compared to a net loss of $55.3 million for the six months ended June 30, 2020. The change in net loss was primarily due to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic, the sale of the NewINK JV which resulted in a large gain on sale of investment in unconsolidated real estate entities, combined with the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Funds From Operations (“FFO”):
Net loss	$(8,718)	$(27,193)	$(6,016)	$(55,304)
(Gain) loss on sale of hotel property	(28)	(2)	15	(3)
(Gain) loss on sale of assets within the unconsolidated real estate entities	—	(7)	—	1
Gain on sale of investment in unconsolidated real estate entities	—	—	(23,817)	—
Depreciation	13,292	13,606	26,566	26,607
Impairment loss on investment in unconsolidated real estate entities	—	—	—	15,282
Impairment loss from unconsolidated real estate entities	—	—	—	1,388
Adjustments for unconsolidated real estate entity items	—	937	568	2,863
FFO attributable to common share and unit holders	4,546	(12,659)	(2,684)	(9,166)
Other charges	322	215	377	2,984
Adjustments for unconsolidated real estate entity items	—	5	46	5
Adjusted FFO attributable to common share and unit holders	$4,868	$(12,439)	$(2,261)	$(6,177)
Weighted average number of common shares and units
Basic	49,613,586	47,676,905	48,823,781	47,586,456
Diluted	49,794,765	47,676,905	48,823,781	47,586,456
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss	$(8,718)	$(27,193)	$(6,016)	$(55,304)
Interest expense	6,356	7,034	12,826	13,867
Depreciation and amortization	13,353	13,667	26,687	26,729
Adjustments for unconsolidated real estate entity items	—	1,828	1,184	5,901
EBITDA	10,991	(4,664)	34,681	(8,807)
Impairment loss on investment in unconsolidated real estate entities	—	—	—	15,282
Impairment loss from unconsolidated real estate entities	—	—	—	1,388
(Gain) loss on sale of hotel property	(28)	(2)	15	(3)
(Gain) loss on the sale of assets within unconsolidated real estate entities	—	(7)	—	1
Gain on sale of investment in unconsolidated real estate entities	—	—	(23,817)	—
EBITDAre	10,963	(4,673)	10,879	7,861
Other charges	322	215	377	2,984
Adjustments for unconsolidated real estate entity items	—	5	46	7
Share based compensation	1,194	1,145	2,351	2,350
Adjusted EBITDA	$12,479	$(3,308)	$13,653	$13,202
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
The following is a presentation of Adjusted Hotel EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands):

		For the three months ended		For the six months ended
		June 30,		June 30,
		2021	2020	2021	2020

Net loss		$(8,718)	$(27,193)	$(6,016)	$(55,304)
Add:	Interest expense	6,356	7,034	12,826	13,867
	Depreciation and amortization	13,353	13,667	26,687	26,729
	Corporate general and administrative	4,316	2,487	7,844	5,252
	Other charges	322	215	377	2,984
	Loss from unconsolidated real estate entities	—	1,578	1,231	5,251
	Impairment loss on investment in unconsolidated real estate entities	—	—	—	15,282
	Loss on sale of hotel property	—	—	15	—
Less:	Interest and other income	(28)	(39)	(102)	(120)
	Gain on sale of hotel property	(28)	(2)	—	(3)
	Gain on sale of investment in unconsolidated real estate entities	—	—	(23,817)	—
	Adjusted Hotel EBITDA	$15,573	$(2,253)	$19,045	$13,938

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

As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of approximately $142.3 million and $31.5 million, respectively.

For the six months ended June 30, 2021, net cash flows used in operations were $2.2 million, driven by net loss of $6.0 million, $7.5 million of non-cash items, including $27.7 million of depreciation and amortization, $2.4 million of share-based compensation expense, $1.2 million related to loss from unconsolidated entities and ($23.8) million related to the gain on sale of investment in unconsolidated real estate entities. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $3.6 million. Net cash flows used in investing activities were $16.6 million, primarily related to capital improvements on our 39 wholly owned hotels of $4.2 million and $15.2 million related to the development of a new hotel offset by $2.8 million of proceeds from the sale of an unconsolidated real estate entity (NewINK JV). Net cash flows provided by financing activities were $129.6 million, comprised of $116.2 million of net proceeds from our Series A Preferred Share offering, $24.6 million of common equity proceeds raised through sales under our DRSPPs and ATM Plan, net repayments of our senior unsecured revolving credit facility of $7.3 million, net borrowings on our construction loan of $14.2 million, offset by principal payments on mortgage debt of $16.9 million, payments of financing and offering costs of $1.0 million and distributions to unit holders of $0.3 million.

For the six months ended June 30, 2020, net cash flows used in operations were $15.7 million, driven by net loss of $55.3 million, $50.4 million of non-cash items, including $27.2 million of depreciation and amortization, $2.3 million of share-based compensation expense, $0.3 million of accelerated LTIP compensation, $5.3 million related to loss from unconsolidated entities and $15.3 million related to the impairment of our interest in the Inland JV. In addition, changes in operating assets and liabilities due to the timing of cash receipts, payments for real estate taxes, payments of corporate compensation and payments from our hotels resulted in net cash outflow of $10.8 million. Net cash flows used in investing activities were $20.5 million, primarily related to capital improvements on our 40 wholly owned hotels of $10.4 million and $10.1 million related to the development of a new hotel. Net cash flows provided by financing activities were $61.8 million, comprised of $0.1 million of common equity proceeds raised through sales under our prior DRSPP and prior ATM Plan, net borrowings of our senior unsecured revolving credit facility of $83.0 million, offset by principal payments on mortgage debt of $4.5 million, payments of financing and offering costs of $0.6 million and distributions to shareholders of $16.2 million.
We declared total dividends of $0.00 and $0.00 per common share and LTIP unit for the six months ended June 30, 2021 and $0.22 and $0.22 per common share and LTIP unit for the six months ended June 30, 2020, respectively.
Liquidity and Capital Resources

At June 30, 2021, our leverage ratio was approximately 28.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost, including our JV investments. Over the past several years, we have maintained a leverage ratio between the mid-30s and the low 50s to fund our acquisitions and investments in joint ventures. At June 30, 2021, we have total debt of $599.8 million at an average interest rate of approximately 4.5%.
At June 30, 2021 and December 31, 2020, we had $128.0 million and $135.3 million, respectively, in outstanding borrowings under our $250.0 million revolving credit facility. We had $27.6 million and $13.3 million, respectively, in outstanding borrowings under our $40 million construction loan for the Warner Center hotel development at June 30, 2021 and December 31, 2020. We also had mortgage debt on individual hotels aggregating $444.2 million and $461.1 million at June 30, 2021 and December 31, 2020, respectively.

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

On December 16, 2020, the Company entered into a Third Amendment to the Company’s Amended and Restated Credit Agreement, dated as of March 8, 2018 (as amended by the Credit Agreement Amendment, and as previously amended by that certain First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020, and as further amended by that certain Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2020), with certain lenders for whom Barclays Bank PLC is acting as the administrative agent. The amendment provides for the waiver of certain financial covenants through December 31, 2021 and allows the Company to borrow up to the entire $250 million facility size during this period. During this covenant waiver period, the Company will be required to maintain a minimum liquidity of $25 million which will include both unrestricted cash and credit facility availability. In connection with the amendment, the Company added six hotels to the credit facility’s borrowing base which now has a total of 24 properties. The amendment provided the Company’s credit facility lenders with pledges of the equity in the 24 borrowing base hotels. The amendment places additional limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. We were in compliance with all modified financial covenants at June 30, 2021.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of June 30, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of June 30, 2021, none of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended common share dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. We plan to pay dividends required to maintain REIT status. The aggregate amount of dividends and distributions declared for the six months ended June 30, 2021 was $0.00 per common share and LTIP unit. The amount of any dividends is determined by our Board of Trustees.

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

For the six months ended June 30, 2021 and 2020, we invested approximately $4.2 million and $10.4 million for renovations and other non-recurring capital expenditures on our existing hotels, respectively. We expect to invest an additional $2.1 million on renovations, discretionary and emergency expenditures on our existing hotels for the remainder of 2021, including improvements required under any brand PIP.

We are developing a hotel in Los Angeles, CA on a parcel of land owned by us. We expect that the total development costs for construction of the hotel to be approximately $70 million, which includes the cost of the land. We have incurred $58.9 million of costs to date, which includes $6.6 million of the land acquisition costs and $52.3 million of other development costs.

On June 15, 2021, we entered into a purchase and sale agreement to acquire two hotels located in Austin, Texas for an aggregate purchase price of approximately $71.2 million, or approximately $264,750 per room. The hotels are a 132 room Residence Inn and a 137 room TownePlace Suites located adjacent to The Domain, which is a mixed-use development in Austin, Texas. Completion of the acquisition of these hotels is contingent upon satisfaction of customary closing conditions, including the completion of due diligence. If completed, closing is expected during the third quarter of 2021. We intend to fund the acquisition of these hotels with existing cash and borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2021, other than non-recourse debt associated with the Inland JV. In connection with the non-recourse mortgage loan in the Inland JV, our Operating Partnership could require us to repay our pro rata share of portions of the JV's indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2021 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease (1)	$4,582	$419	$1,727	$1,814	$622
Revolving credit facility, including interest (2)	130,891	2,115	128,776	—	—
Construction loan (2)	34,176	1,068	4,274	28,834	—
Ground leases	71,632	609	2,438	2,487	66,098
Property loans, including interest (2)	482,318	14,731	147,374	320,213	—
Total	$723,599	$18,942	$284,589	$353,348	$66,720
1.The Company entered into a corporate office lease in 2015. The lease is for eleven years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by related parties.
2.Does not reflect paydowns or additional borrowings under the revolving credit facility or construction loan after June 30, 2021. Interest payments are based on the interest rate in effect as of June 30, 2021. See Note 7, “Debt” to our unaudited consolidated financial statements for additional information relating to our property loans.
In addition to the above listed obligations, we pay management and franchise fees to our hotel management companies and franchisors based on the revenues of our hotels. The table above also does not include $2.1 million that we expect to invest on renovations, discretionary and emergency capital expenditures on our existing hotels for the remainder of 2021, or $11.1 million of estimated remaining costs associated with our Los Angeles hotel development. Our contracts associated with these planned capital expenditures contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at June 30, 2021 and December 31, 2020 was $452.7 million and $462.6 million, respectively.

At June 30, 2021, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of June 30, 2021 that are sensitive to changes in interest rates (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	$128,000	—	$27,573	—	—	$155,573	$155,604
Average interest rate	—	3.11%	—	7.75%	—	—	3.94%
Fixed rate:
Debt	$4,566	$9,249	$117,875	$296,617	$15,935	—	$444,242	$452,728
Average interest rate	4.63%	4.63%	4.66%	4.64%	4.25%	—	4.63%

Our credit facility is currently subject to a 0.5% LIBOR floor and our construction loan is subject to a 0.25% LIBOR floor. At June 30, 2021, 1-month LIBOR was 0.10%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $1.0 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $128.0 million and the amount outstanding on our construction loan remains $27.6 million, the balances as of June 30, 2021.

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

The first class action lawsuit was filed in the Santa Clara County Superior Court on October 21, 2016 under the title Ruffy, et al, v. Island Hospitality Management, LLC, et al. Case No. 16-CV-301473 (“Ruffy”) and the second class action lawsuit was filed on March 21, 2018 under the title Doonan, et al, v. Island Hospitality Management, LLC, et al. Case No 18-CV-325187 (“Doonan”). The class actions related to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints alleged various wage and hour law violations based on alleged misclassification of certain hotel managerial staff and violation of certain California statutes regarding incorrect information contained on employee paystubs. The plaintiffs sought injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the applicable courts for Ruffy and Doonan. In August 2020, a payment of $0.1 million, which represents the Company’s total exposure to the Ruffy and Doonan litigations based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

In addition, IHM was a defendant in the following series of interrelated class action lawsuits: Perez et al. v. Island Hospitality Management III LLC et al. (United States District Court for the Central District of California, Case No. 2:18-cv-04903-DMG-JPR) filed on March 15, 2018, Cruz v. Island Hospitality Management III LLC (Santa Clara County Superior Court Case No. 19CV353655) filed on August 19, 2019, Leon et al. v. Island Hospitality Management III LLC (Orange County Superior Court Case No. 30-2019-01050719-CU-OE-CXC) filed on April 2, 2019, and Vela v. Island Hospitality Management LLC et al. (San Diego County Superior Court, Case No. 37-2019-0003525) filed on July 9, 2019 (collectively the “Perez class actions”). The Perez class actions also related to hotels operated by IHM in the state of California and owned by affiliates of the Company and the NewINK JV, and/or certain third parties. The complaints alleged various wage and hour law violations based on alleged violation of certain California statutes regarding rest and meal breaks and wage statements. The plaintiffs sought injunctive relief, money damages, penalties, and interest. In September 2020, a payment of $0.6 million, which represents the Company’s total exposure to the Perez class actions based on standard indemnification obligations under hotel management agreements with IHM, was paid related to this lawsuit settlement.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes detailed discussions of our risk factors under the heading “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(2)

3.3	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share(3)

10.1	Second Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).

(3)	Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).

(4)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on June 28, 2021 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	August 3, 2021	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)