Form 10-K
period 2021-12-31
Chatham Lodging Trust
filed 2022-02-25
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34693

CHATHAM LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1200777
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 200
West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)
(561) 802-4477
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	CLDT	New York Stock Exchange
6.625% Series A Cumulative Redeemable Preferred Shares	CLDT-PA	New York Stock Exchange
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

The aggregate market value of the 47,731,159 common shares of beneficial interest held by non-affiliates of the registrant was $614,300,016 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2021.

The number of common shares of beneficial interest outstanding as of February 25, 2022 was 48,804,085.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2022) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time the forward-looking statements are made. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, prospects, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks when you make an investment decision concerning our common shares. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•the factors included in this report, including those set forth under the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports that we file with the United States Securities and Exchange Commission ("SEC"), or in other documents that we publicly disseminate;
•general volatility of the financial markets and the market price of our securities;
•performance of the lodging industry in general;
•business interruptions due to cyber-attacks;
•impacts on our business of a prolonged government shutdown;
•decreased travel because of geopolitical events, including terrorism, outbreaks of disease like the novel coronavirus ("COVID-19") and current U.S. government policies;
•the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of COVID-19, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;
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
As of December 31, 2021, the Company owned 41 hotels with an aggregate of 6,169 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million.
To maintain our qualification as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2021, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

As of December 31, 2021, our hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (seventeen hotels), Homewood Suites by Hilton® brand (seven hotels), and the TownePlace Suites by Marriott® brand (one hotel), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (five hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (four hotels), the SpringHill Suites by Marriott® brand (one hotel), the Hyatt Place® brand (two hotels), and all-suite hotels that operate under the upper scale Embassy Suites® brand (one hotel).

We primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Home2 Suites by Hilton®, and TownePlace Suites by Marriott®. We also invest in upscale or upper upscale all-suite hotels such as SpringHill Suites by Marriott® and Embassy Suites®. Extended-stay and all-suite hotels typically have the following characteristics:

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

•
Aggressive asset management:  Although as a REIT we cannot operate our hotels, we proactively manage our third-party hotel manager in seeking to maximize hotel operating performance. Our asset management activities seek to ensure that our third-party hotel manager effectively utilizes franchise brands' marketing programs, develop effective sales management policies and plans, operate properties efficiently, control costs, and develop operational initiatives for our hotels that increase guest satisfaction. As part of our asset management activities, we regularly review opportunities to reinvest in our hotels to maintain quality, increase long-term value and generate attractive returns on invested capital.

•
Selective hotel development: We may consider developing a limited number of hotels in cases where we believe newly developed hotels will generate attractive returns and enhance the quality of our hotel portfolio.

•
Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 100% owned by Mr. Fisher that as of December 31, 2021, managed all of our hotels. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. We have maintained a leverage ratio between the high 20s and the low 50s. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. At December 31, 2021, our leverage ratio was approximately 30.6 percent, which decreased from 35.8 percent at December 31, 2020. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

The lodging industry is highly competitive. Our hotels compete with other hotels, and alternative lodging marketplaces, for guests in each market in which they operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative lodging market places. Furthermore, we have experienced, and continue to experience, heightened competition due to the ongoing COVID-19 pandemic due to, among other factors: (i) increased fears regarding travel and lodging, which has lowered the number of domestic and international travelers, and (ii) governmental responses to the ongoing COVID-19 pandemic, which have restricted lodging operations. Competition could adversely affect our occupancy rates, our average daily rates ("ADR") and revenue per available room (“RevPAR”), and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.
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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA") to the extent that such properties are "public accommodations" as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that our hotel properties substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of these properties to determine compliance, and one or more properties may not be fully compliant with the ADA.

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

Although it is our policy to require an acceptable Phase I environmental site assessment for all real property in which we invest prior to our investment, such surveys are limited in scope. As a result, there can be no assurance that a Phase I environmental site assessment will uncover any or all hazardous or toxic substances on a property prior to our investment in that property. We cannot assure you that:

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

During the third quarter of 2018, we were notified that the tax return of our TRS was going to be examined by the Internal Revenue Service (the "IRS") for the tax year ended December 31, 2016. During the third quarter of 2021, we were also notified that various entities related to the Company are being examined by the State of New Hampshire for the tax years ended December 31, 2019 and 2018. Both examinations remain open. We believe we do not need to record a liability related to matters contained in the tax periods open to examination. However, should we experience an unfavorable outcome in either of the matters, such outcome could have a material impact on our results of operations, financial position and cash flows.

Hotel Management Agreements
The management agreements with IHM have an initial term of five years and will automatically renew for two successive five-year periods unless IHM provides written notice no later than 90 days prior to the then-current term's expiration date of their intent not to renew. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months' advance notice.The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Base management fees are calculated as a percentage of the hotel's gross room revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

As of December 31, 2021, terms of our management agreements for our 41 hotels were as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	1,000	1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	1,000	1,000	1.0%
Residence Inn White Plains	IHM	3.0%	1,000	750	1.0%
Residence Inn New Rochelle	IHM	3.0%	1,000	750	1.0%
Residence Inn Garden Grove	IHM	3.0%	1,200	1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	1,200	1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	1,000	550	1.0%
Courtyard Houston	IHM	3.0%	1,000	550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	1,500	1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	1,200	1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	1,200	1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	1,200	1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	1,500	1,000	1.0%
Courtyard Addison	IHM	3.0%	1,500	1,000	1.0%
Courtyard West University Houston	IHM	3.0%	1,500	1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	1,200	1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	1,500	1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Dedham	IHM	3.0%	1,200	1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	1,500	1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	1,500	1,000	1.0%
Courtyard Summerville	IHM	3.0%	1,500	1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Summerville	IHM	3.0%	1,500	1,000	1.0%
Courtyard Dallas	IHM	3.0%	1,500	1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	1,500	1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	1,500	1,000	1.0%

Management fees totaled approximately $7.2 million, $5.3 million and $10.8 million, respectively, for the years ended December 31, 2021, 2020 and 2019.
Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of our franchise agreements for our hotels as of December 31, 2021 were as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc.	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2028
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
Springhill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	5.0%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Courtyard West University Houston	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn West University Houston	Marriott International, Inc.	6.0%	2.5%	2024
Hilton Garden Inn Burlington	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6.0%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	Hilton Garden Inns Franchise LLC	5.5%	4.0%	2037
Courtyard Summerville	Marriott International, Inc.	6.0%	2.5%	2037
Embassy Suites Springfield	Hilton Franchise Holding LLC	5.5%	4.0%	2037
Residence Inn Summerville	Marriott International, Inc.	6.0%	2.5%	2038
Courtyard Dallas	Marriott International, Inc.	4.0% to 6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	Marriott International, Inc.	5.5% to 6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	Marriott International, Inc.	3.0% to 5.5%	2.0%	2041

Franchise and marketing/program fees totaled approximately $16.6 million, $11.6 million and $25.9 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Operating Leases
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
The Residence Inn New Rochelle hotel is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2021 under these leases amounted to approximately $30,000 per quarter.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2021. The leases typically provide multi-year renewal options to extend the term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations, the Company uses discount rates estimated to equal what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
The following table includes information regarding the Company's leases for which it is the lessee, as of December 31, 2021, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount

2022	$2,072
2023	2,093
2024	2,115
2025	2,186
2026	1,894
Thereafter	64,825
Total lease payments	$75,185

Human Capital

As of February 25, 2022, we had 17 employees. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

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

Corporate Responsibility

We are committed to creating value while being responsible stewards at our hotels, in the community, and in our industry. While 2020 presented tumultuous challenges, the new reality we experienced reinforced our desire to formalize our historical efforts relating to Environmental, Social, and Governance (ESG) issues into a more structured corporate responsibility strategy. We are proud to have published our first Corporate Responsibility Report in March 2021, which is available on our website at www.chathamlodgingtrust.com.

In January 2022, this report was enhanced to include reporting with standards from the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD). This updated report also includes the addition of 2018 and 2019 waste data.

In February 2022, the Company established a standalone Environmental Social and Governance Committee made up of members of the Board of Trustees and Management.

Environmental and Sustainability

Our initiatives are intended to improve energy efficiency at our hotels but also to enhance the value and profitability of our hotels. Among these energy efficiency programs are the installation of energy efficient lighting, guestroom “smart” thermostats that adjust room conditions based upon occupancy status, low-flow toilet systems, and recycling laundry water. We are committed to seeking new environmental initiatives to implement across our portfolio.

Corporate Citizenship and Community Impact

The Company prioritizes the need to invest in the communities in which our properties are located. In addition, we have made a significant effort to give back to the local charitable organizations in the West Palm Beach area, where our corporate office is located. In combination with IHM, we have engaged in events for charitable organizations in a number of ways including participating in race events for charity, collecting food and feeding those in need, and reading and providing gifts to underprivileged children during the holidays. Our employees' volunteer efforts have directly added value to our local community.

Diversity, Equity and Inclusion

The Company maintains a strong focus on achieving its objectives with respect to diversity, equity and inclusion. In August 2021, the Company increased racial and gender diversity in the composition of its board. 25.0% of Chatham's board members are female and 12.5% identify as members of an underrepresented group. In January 2022, the Company and the CEO became proud participants in the CEO Action for Diversity and Inclusion™ pledge. As part of the pledge, the Company commits to cultivate a diverse and inclusive workplace environment with the free exchange of ideas.

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
SUMMARY

Risks Related to Our Business

•	The current COVID-19 pandemic has had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.
•	Our investment policies are subject to revision from time to time at our Board of Trustees' discretion.
•	We depend on the efforts and expertise of our key executive officers whose continued service is not guaranteed.
•	Our future growth depends on obtaining new financing.
•	We must rely on third-party management companies to operate our hotels in order to qualify as a REIT.
•	The management of the hotels in our portfolio is currently concentrated in one hotel management company.
•	Our franchisors could cause us to expend additional funds on upgraded operating standards.
•	Our franchisors may cancel or fail to renew our existing franchise licenses.
•	Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make distributions.
•	Future debt service obligations could adversely affect our overall operating results or cash flow and may require us to liquidate our properties.
•	If we are unable to repay our debt obligations in the future, we may be forced to refinance debt or dispose of or encumber our assets, which could adversely affect distributions to shareholders.
•	Interest expense on our debt may limit our cash available to fund growth strategies and shareholder distributions.
•	Failure to hedge effectively against interest rate changes may adversely affect us.
•	Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
•	Joint venture investments that we may make could be adversely affected by our lack of decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint-venture partners.
•	We may from time to time make distributions to our shareholders in the form of our common shares, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.
•	Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
•	There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer.
•	Hotel development is subject to timing, cost, and other risks.
Risks Related to the Lodging Industry

•	The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.
•	Our ability to make distributions to our shareholders may be affected by operating risks in the lodging industry.
•	Competition for acquisitions may reduce the number of properties we can acquire.
•	Competition for guests may lower our hotels' revenues and profitability.
•	The cyclical nature of the lodging industry may adversely affect the return on our investments.
•	Due to our concentration therein, a downturn in the lodging industry would adversely affect our business.
•	The ongoing need for capital expenditures at our hotel properties may adversely affect our business.

•	The increasing use by consumers of Internet travel intermediaries and alternative lodging market places may adversely affect our profitability.
•	The need for business-related travel may be adversely affected by the use of business-related technology.
•	We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities.
•	Uninsured and underinsured losses could adversely affect our operating results.
•
We face risks associated with natural disasters and the direct and indirect physical effects of climate change, which may include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotel properties, operations, cash flows and financing options.

•	Noncompliance with environmental laws and governmental regulations could adversely affect our business.
•	Compliance with the ADA and other changes in governmental rules and regulations could substantially increase our cost of doing business.
•	The outbreak of widespread contagious disease, such as COVID-19, could reduce travel.
General Risks Related to the Real Estate Industry

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

The global pandemic caused by the coronavirus known as COVID-19 has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets experienced significant volatility in 2020 and 2021, which is expected to continue over the upcoming quarters. Globally and throughout the United States, federal and local governments have instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that may continue operations. These restrictions have had a severe impact on the U.S. lodging industry and some of our hotels continue to operate at a significantly reduced occupancy.

While the uncertainty regarding the continuing severity and duration of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial markets and a high rate of unemployment in the United States. Although the FDA has approved certain therapies and vaccines for use and distribution to most people, there remain uncertainties as to the overall efficacy of the vaccines, especially as new variants of COVID-19 emerge, which can have a higher level of resistance to the vaccines. Until such therapies and vaccines are widely administered and remain effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations and cash flows.

The following factors should be considered since the COVID-19 pandemic has significantly adversely affected the ability of our hotel managers to successfully operate our hotels and has had, or the continued and prolonged effects of the COVID-19 pandemic may have, a significant adverse effect on our financial condition, results of operations and cash flows:

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
•travelers may be dissuaded from traveling due to possible enhanced COVID-19-related screening measures and vaccine mandates which have been or may be implemented across multiple markets we serve;
•travelers may be dissuaded from traveling due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes;
•commercial airline service has been reduced or previously suspended to many of the areas in which our hotels are located, and if scheduled airline service does not increase or return to normal levels it could negatively affect our revenues;
•there remain uncertainties as to the amount of vaccine available for distribution, particularly internationally, the public’s willingness and ability to get vaccinated and the overall efficacy of the vaccines, especially as new strains of COVID-19 have emerged or may emerge;
•the reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future ability or desire to travel lodging demand and, therefore, our revenues, even when temporary restrictions are not in place;
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
•we may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of reduced operations prompted by the effects of the pandemic; and
•the reduction in our cash flows caused the suspension of dividends during the first quarter of 2020, and continued suspension through 2021, and could impact our ability to pay dividends to our stockholders at expected levels in the future.

The rapid development and fluidity of the COVID-19 pandemic make it extremely difficult to assess the pandemic's full adverse economic impact, and future impact, on our financial condition, results of operations, cash flows and performance. In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

The effects of the COVID-19 pandemic also could intensify or otherwise affect many of the other risk factors enumerated in this Annual Report on Form 10-K.

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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2021, managed all of our hotels, and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

The management of the hotels in our portfolio is currently concentrated in one hotel management company.

As of December 31, 2021, IHM managed all 41 of our hotels. As a result, a substantial portion of our revenue is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders (determined without regard to the deduction for dividends paid and excluding any net capital gains). In the event of downturns in our operating results and financial performance or unanticipated capital improvements to our hotels (including capital improvements that may be required by franchisors or joint venture partners), we may be unable to declare or pay distributions to our shareholders, or maintain our then-current dividend rate. The timing and amount of distributions are in the sole discretion of our Board of Trustees, which considers, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. We cannot assure you we will generate sufficient cash in order to fund distributions.

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

Joint venture investments that we may make could be adversely affected by our lack of decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint-venture partners.

We were co-investors with CLNY in each of the NewINK JV and the Inland JV, which owned 46 and 48 hotels, respectively, and we may invest in additional joint ventures in the future. We may not be in a position to exercise decision-making authority regarding the properties owned through joint ventures that we may invest in. Our joint-venture partners may be able to make certain important decisions about our joint venture and the joint-venture properties without our approval or consent. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint-venture partners and the possibility that joint-venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint-venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint-venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint-venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners.

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

Our Chief Executive Officer, Mr. Fisher, owned 100% of IHM, a hotel management company that, as of December 31, 2021, managed all of our hotels, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Hotel development is subject to timing, cost, and other risks.

As of December 31, 2021, we were in the process of developing a hotel in Los Angeles, California. Hotel development involves a number of risks, including the following:

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

We cannot provide assurance that this development project, or any other development project, will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial position, results of operations, and cash flows or the market price of our shares.

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

Our ability to make distributions to our shareholders may be affected by various operating risks common in the lodging industry.

Hotel properties are subject to various operating risks common to the hotel industry, many of which are beyond our control, including:

•	competition from other hotel properties and alternative lodging market places in the markets in which we operate, some of which may have greater marketing and financial resources;
•	an over-supply or over-building of hotel properties in the markets in which we operate, which could adversely affect occupancy rates and revenues;
•	dependence on business and commercial travelers and tourism;
•	increases in energy costs and other expenses and factors affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•	necessity for periodic capital reinvestment to repair and upgrade hotel properties;
•	changes in interest rates and in the availability, cost and terms of debt financing;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as COVID-19, H1N1 influenza (swine flu), avian bird flu, SARS and Zika virus, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, wildfires and flooding;
•	disruptions to the operations of our hotels caused by organized labor activities, including strikes, work stoppages or slowdowns;
•	adverse effects of a downturn in the economy or in the hotel industry; and
•	risk generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

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

We and our hotel manager rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Our hotel manager carries a cyber insurance policy to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have a cyber insurance policy to provide supplemental coverage above the coverage carried by our third-party manager. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

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

We face risks associated with natural disasters and the direct and indirect physical effects of climate change, which may include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotel properties, operations, cash flows and financing options.

We are subject to the risks associated with the direct and indirect physical effects of climate change, which can include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our markets, particularly our coastal markets, could experience increases in storm frequency and intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and repair costs that may not be fully covered by insurance. Our markets in more remote locations may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or even making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to mitigate, repair and protect our hotels against such risks. A tightening of credit markets for, or a reduction in the availability of capital to, borrowers whose assets are in areas that are particularly adversely affected by the effects of climate change may reduce our ability to obtain financing on favorable terms, or at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates, which could have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

We are subject to operational risks associated with complying with increased environmental-related regulations, aligning with investor requirements concerning environmental issues and meeting shifting consumer preferences with regard to the environment. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications, which may require additional capital investments or increased operating costs. Climate change may also affect our business by causing a shift in consumer preferences for sustainable travel. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.

Noncompliance with environmental laws and governmental regulations could adversely affect our operating results and our ability to make distributions to shareholders.

Under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on our return from such investment. Moreover, the presence of such substance or the failure to properly mediate such substances could adversely affect our operating results and our ability to make distributions to our shareholders.

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

Although it is our policy to require an acceptable Phase I environmental site assessment for all real property in which we invest prior to our investment, such surveys are limited in scope. As a result, there can be no assurance that a Phase I environmental site assessment will uncover any or all hazardous or toxic substances on a property prior to our investment in that property. We cannot assure you:

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

We may seek to sell hotel properties owned by us in the future. There can be no assurance that we will be able to sell any hotel property on acceptable terms.

If financing for hotel properties is not available or is not available on attractive terms, it will adversely impact the ability of third parties to buy our hotels. As a result, we may hold hotel properties for a longer period than we would otherwise desire and may sell hotels at a loss.

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

To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law, or the long-term effect of any future law changes on REITs and their shareholders generally. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain operating information for our hotels as of December 31, 2021:

Property	Location	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price		Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	4/23/2010	1999	147	$12.5	million	$85,714	$15.1	million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	4/23/2010	1998	144	$18.0	million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	4/23/2010	1998	121	$11.3	million	$93,388	—
Homewood Suites by Hilton Dallas-Market Center	Dallas, Texas	4/23/2010	1998	137	$10.7	million	$78,102	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	4/23/2010	1999	121	$11.5	million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	4/23/2010	2000	143	$9.5	million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	7/2/2010	1997	120	$16.5	million	$137,500	$17.1	million
Residence Inn Long Island Holtsville	Holtsville, New York	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	9/23/2010	1982	135	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	10/5/2010	2000	127	$21.0	million	$169,355	—
Residence Inn Garden Grove	Garden Grove, California	7/14/2011	2003	200	$43.6	million	$218,000	$30.8	million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	7/14/2011	1996	146	$32.5	million	$222,603	$14.8	million
Residence Inn Washington DC	Washington, DC	7/14/2011	1974	103	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	7/14/2011	2001	121	$37.0	million	$305,785	$20.2	million
Hampton Inn Portland Downtown	Portland, Maine	12/27/2012	2011	125	$28.0	million	$229,508	—
Courtyard Houston	Houston, Texas	2/5/2013	2010	197	$34.8	million	$176,395	$16.7	million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	6/17/2013	2010	178	$40.0	million	$224,719	$20.5	million
Hampton Inn Exeter	Exeter, New Hampshire	8/9/2013	2010	111	$15.2	million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	9/26/2013	1999	180	$27.9	million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	10/31/2013	2008	231	$71.8	million	$316,883	$42.1	million
Springhill Suites Savannah	Savannah, Georgia	12/5/2013	2009	160	$39.8	million	$248,438	$28.9	million
Residence Inn Silicon Valley I	Sunnyvale, CA	6/9/2014	1983	231	$92.8	million	$401,776	$62.4	million
Residence Inn Silicon Valley II	Sunnyvale, CA	6/9/2014	1985	248	$102.0	million	$411,103	$68.1	million
Residence Inn San Mateo	San Mateo, CA	6/9/2014	1985	160	$72.7	million	$454,097	$46.8	million
Residence Inn Mountain View	Mountain View, CA	6/9/2014	1985	144	$56.4	million	$503,869	$36.5	million
Hyatt Place Cherry Creek	Glendale, CO	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	11/17/2014	2000	176	$24.1	million	$137,178	—
Courtyard West University Houston	Houston, TX	11/17/2014	2004	100	$20.1	million	$201,481	—
Residence Inn West University Houston	Houston, TX	11/17/2014	2004	120	$29.4	million	$245,363	—
Hilton Garden Inn Burlington	Burlington, MA	11/17/2014	1975	180	$33.0	million	$184,392	—
Residence Inn San Diego Gaslamp	San Diego, CA	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	9/17/2015	1998	136	$45.1	million	$336,194	$20.0	million
Hilton Garden Inn Portsmouth	Portsmouth, NH	9/20/2017	2006	131	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	11/15/2017	2014	96	$20.2	million	$210,417	—
Embassy Suites Springfield	Springfield, VA	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	8/27/2018	2018	96	$20.8	million	$216,667	—
Dallas DT Courtyard	Dallas, TX	12/5/2018	2018	167	$49.0	million	$293,413	—
Residence Inn Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2016	132	$37.0	million	$280,000	—
TownePlace Suites Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2021	137	$34.3	million	$250,000	—

Total				6,169	$1,479.4	million	$239,804	$439.9	million

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

Chatham RIMV LLC (a wholly owned subsidiary of the Company) is a defendant in a lawsuit brought by the City of San Diego and other related entities, San Diego Housing Commission et al. v. Neil et al. (Superior Court of California, County of San Diego, Case No. 37-2021-00033006-CU-BC-CTL) filed in connection with the sale of the Residence Inn Mission Valley to the City of San Diego. The City of San Diego is seeking a return of monies spent on the acquisition as well as a declaration that the purchase agreement executed in connection with the acquisition is void. At the time of this filing, the City of San Diego and the other Plaintiffs have made no allegations of wrongdoing by Chatham RIMV LLC or any other Company entity. We believe this lawsuit is without merit and we are defending our case vigorously. As of December 31, 2021, we have accrued $40 thousand related to legal costs incurred to date. At this time we believe potential future costs related to this lawsuit are not probable and estimable.

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

Shareholder Information

On December 31, 2021, there were 300 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2016 to the NYSE closing price per share on December 31, 2021 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE Nareit All Equity REITs Index (the “FTSE Nareit All Equity REITs”) and the FTSE Nareit Lodging/Resorts Index (the “FTSE Nareit Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2016 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the FTSE Nareit All Equity REITs and (iv) the FTSE Nareit Lodging. The total return values include any dividends paid during the period.

	Value of initial investment at December 31,
	2016	2017	2018	2019	2020	2021
Chatham Lodging Trust	$100.00	$118.04	$97.92	$108.96	$65.09	$82.68
Russell 2000	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
FTSE Nareit All Equity REITs	$100.00	$104.77	$96.03	$118.08	$107.00	$145.06
FTSE Nareit Lodging	$100.00	$101.61	$83.82	$91.21	$68.37	$80.79

180
165
150
135
120
105
90
75
60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Chatham Lodging Trust
Russell 2000
FTSE Nareit All Equity REITs
FTSE Nareit Lodging

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

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its shares for the years ended December 31, 2021 and 2020, respectively:

	2021		2020
Common shares:
Ordinary income	$—	—%	$—	—%
Return of capital	—	—%	0.2200	100.0%
Total	$—	—%	$0.2200	100.0%

Series A preferred shares:
Ordinary income	$0.89713	100.0%	$—	—%
Return of capital	—	—%	—	—%
Total	$0.89713	100.0%	$—	—%

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2021, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 12 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	579,825
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	579,825
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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2021 and 2020, respectively, related to such repurchases.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic. Steps have been taken to restrict inbound international travel and there has been a significant decline in domestic travel. The full impact of the COVID-19 pandemic on the lodging industry continues to evolve and will depend on future developments including the continuing severity and duration of the pandemic, and the possibility of additional subsequent widespread outbreaks and variant strains and the impact of actions taken in response, people's willingness to travel and the strength and timing of an economic recovery. All of these factors are uncertain, and the full impact of the COVID-19 pandemic on the lodging industry and the Company cannot be predicted at this time. The full magnitude of the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity and future results of operations will depend on future developments which are highly uncertain. The Company has taken actions to mitigate the operating and financial impact of the COVID-19 pandemic including suspending common share dividends, reducing capital expenditures, obtaining credit facility covenant waivers and temporarily reducing executive compensation.

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally managed and invests primarily in upscale extended-stay and premium-branded select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. The Company has elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT").
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
As of December 31, 2021, the Company owned 41 hotels with an aggregate of 6,169 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million.
To qualify as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease the Company's hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel revenue. The initial term of each of the TRS leases is 5 years. Lease revenue from each TRS Lessee is eliminated in consolidation.
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2021, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Mr. Fisher, managed all 41 of the Company’s hotels.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.
Results of Operations
Industry outlook

The lodging industry has been severely impacted by the COVID-19 pandemic and there has been a significant decline in travel relative to 2019, but trends are improving and we expect continued strong growth in 2022 relative to 2021. Smith Travel Research reported that U.S. lodging industry RevPAR increased 58.2% for the year ended December 31, 2021, with RevPAR down 27.7% in the first quarter of 2021, up 160.4% in the second quarter of 2021, up 83.8% in the third quarter of 2021 and up 96.4% in the fourth quarter of 2021. We expect that in 2022, RevPAR will continue to increase significantly versus 2021 and 2020, but remain below the RevPAR levels achieved in 2019.
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

The section below provides a comparative discussion of our consolidated results of operations between fiscal year 2021 and 2020. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for comparative a discussion of our consolidated results of operations between fiscal 2020 and fiscal 2019.

Results of operations for the year ended December 31, 2021 include the operating activities of our 41 wholly owned hotels that were owned for the entire period and two hotels located in Austin, TX which were acquired on August 3, 2021. We sold our investment in the NewINK JV on March 18, 2021, sold our investment in the Inland JV on September 23, 2021, and sold one hotel in San Diego, CA on November 24, 2020. The comparisons below are influenced by the COVID-19 pandemic, the acquisition of two hotels, the sale of our investments in the NewINK JV and the Inland JV, and the disposition of one hotel.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2021	December 31, 2020	% Change
Room	$187,369	$130,564	43.5%
Food and beverage	3,525	2,718	29.7%
Other	11,350	7,589	49.6%
Cost reimbursements from unconsolidated entities	1,731	4,045	(57.2)%
Total revenue	$203,975	$144,916	40.8%

Total revenue increased $59.1 million to $204.0 million for the year ended December 31, 2021 compared to total revenue of $144.9 million for the 2020 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic and the two hotels acquired in 2021. The two hotels acquired in 2021 contributed $4.1 million in total revenue. This was partially offset by a decrease in total revenue related to the hotel sold in 2020 of $6.3 million. Since all of our hotels are primarily select service or limited service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.9% and 90.1%, respectively, of total revenue for the years ended December 31, 2021 and 2020. Room revenue was $187.4 million and $130.6 million for the years ended December 31, 2021 and 2020, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic and the two hotels acquired in 2021. This was partially offset by a decrease in room revenue related to the hotel sold in 2020 was $5.8 million.
Food and beverage revenue was $3.5 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.
Other revenue comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $3.8 million for the year ended December 31, 2021. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.
Reimbursed costs from unconsolidated entities were $1.7 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated entities included in operating expenses. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.
As reported by Smith Travel Research, U.S. lodging industry RevPAR for the years ended December 31, 2021 and 2020 increased 58.2% and decreased 47.5%, respectively, as compared to the years ended December 31, 2020 and 2019. Smith Travel Research reported that U.S. lodging industry RevPAR decreased 27.7% in the first quarter, increased 160.4% in the second quarter, increased 83.8% in the third quarter and increased 96.4% in the fourth quarter of 2021. We expect that in 2022, RevPAR will continue to increase significantly versus 2021 and 2020, but remain below the RevPAR levels achieved in 2019.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 40 hotels wholly owned by the Company as of December 31, 2021 and that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the year ended
	December 31, 2021		December 31, 2020		% Change
	Same Property (40 hotels)	Actual (41 hotels)	Same Property (40 hotels)	Actual (40 hotels)	Same Property (40 hotels)	Actual (41/40 hotels)
Occupancy	64.6%	64.6%	48.1%	48.6%	34.3%	32.9%
ADR	$132.68	$132.42	$119.39	$120.84	11.1%	9.6%
RevPAR	$85.71	$85.54	$57.45	$58.76	49.2%	45.6%
Same property RevPAR increased 49.2% due to an increase in occupancy of 34.3% and an increase in ADR of 11.1%.
Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2021	December 31, 2020	% Change
Hotel operating expenses:
Room	$40,396	$31,883	26.7%
Food and beverage expense	2,404	2,456	(2.1)%
Telephone expense	1,502	1,451	3.5%
Other expense	2,299	1,629	41.1%
General and administrative	20,424	16,733	22.1%
Franchise and marketing fees	16,560	11,608	42.7%
Advertising and promotions	3,721	3,983	(6.6)%
Utilities	10,255	9,229	11.1%
Repairs and maintenance	11,784	9,799	20.3%
Management fees	7,156	5,289	35.3%
Insurance	2,792	1,438	94.2%
Total hotel operating expenses	$119,293	$95,498	24.9%

Hotel operating expenses increased $23.8 million, or 24.9%, to $119.3 million for the year ended December 31, 2021 from $95.5 million for the year ended December 31, 2020. The primary cause of the increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic and the two hotels acquired in 2021. The two hotels acquired in 2021 contributed $1.9 million in hotel operating expenses. The decrease in hotel operating expenses related to the hotel sold in 2020 was $3.5 million.
Room expenses, which are the most significant component of hotel operating expenses, increased $8.5 million from $31.9 million in 2020 to $40.4 million in 2021. The increase in room expenses primarily was related to an increase in occupancy and revenues at our hotels due to the recovery from the COVID-19 pandemic and the two hotels acquired in 2021. The decrease in room expenses related to the hotel sold in 2020 was $1.2 million.

The remaining hotel operating expenses increased $15.3 million, or 24.0%, from $63.6 million in 2020 to $78.9 million in 2021. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and the two hotels acquired in 2021. The decrease in other remaining expenses related to the hotel sold in 2020 was $2.4 million.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million from $53.9 million for the year ended December 31, 2020 to $54.2 million for the year ended December 31, 2021. The increase was primarily due to the two hotels acquired in 2021 partially offset by the sale of one hotel. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss

Impairment loss was $5.6 million for the year ended December 31, 2021. There was no impairment loss in 2020. The loss in 2021 is due to the impairment recorded at a hotel that is under contract to be sold. The hotel is not presented as held for sale at this point given uncertainties around whether the sale will ultimately close.

Impairment Loss on Investment in Unconsolidated Real Estate Entities

Impairment loss on investment in unconsolidated real estate entities decreased $15.3 million for the year ended December 31, 2021. The Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV during the year ended December 31, 2020 related to a decline in operating performance caused by the COVID-19 pandemic.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.8 million from $23.0 million for the year ended December 31, 2020 to $23.8 million for the year ended December 31, 2021. The increase attributable to the two hotels acquired in 2021 was $0.3 million offset by $0.7 million related to the one hotel sold in 2020. The remaining increase was primarily related to increased property insurance premiums across the portfolio of hotels.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $4.8 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively) increased $3.9 million to $10.9 million in 2021 from $7.0 million in 2020, with the increase primarily due to the Company's decision to temporarily reduce compensation in the year ended December 31, 2020 due to the COVID-19 pandemic and the sales of the NewINK JV and the Inland JV in 2021 which reimbursed the Company for some of its general and administrative expenses prior to their sales.

Other Charges

Other charges decreased from $4.4 million for the year ended December 31, 2020 to $0.7 million for the year ended December 31, 2021. Other charges primarily includes severance costs related to the departure of our former Chief Investment Officer during the year ended December 31, 2020 and deductibles for insurance claims.

Reimbursable Costs from Unconsolidated Entities

Reimbursable costs from unconsolidated entities, comprised of corporate payroll and rent costs were $1.7 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated entities included in revenues. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

(Loss) gain on Sale of Hotel Property

(Loss) gain on the sale of hotel property increased $21.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the sale of the Residence Inn Mission Valley on November 24, 2020, which resulted in a gain of $21.1 million.

Interest and Other Income

Interest on cash and cash equivalents and other income was $0.2 million for the year ended December 31, 2020 compared to $0.2 million for the year ended December 31, 2021.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $3.7 million, or 13.0%, from $28.1 million for the year ended December 31, 2020 to $24.5 million for the year ended December 31, 2021. Interest expense is comprised of the following (dollars in thousands):

	For the year ended
	December 31, 2021	December 31, 2020	% Change
Mortgage debt interest	$21,081	$23,227	(9.2)%
Credit facility interest and unused fees	3,441	5,001	(31.2)%
Interest rate cap	(52)	25	(308.0)%
Construction loan interest	2,117	202	948.0%
Capitalized interest	(3,551)	(1,473)	141.1%
Amortization of deferred financing costs	1,424	1,140	24.9%
Total	$24,460	$28,122	(13.0)%

The decrease in interest expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily due to a decrease in mortgage debt interest from the sale of the Residence Inn Mission Valley in November 2020 and the repayment of the mortgage loan on that property, the repayment of the mortgage loan on the Residence Inn New Rochelle in April 2021, and a reduction of the outstanding balance on the revolving credit facility.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities decreased $6.2 million from a loss of $7.4 million for the year ended December 31, 2020 to a loss of $1.2 million for the year ended December 31, 2021. The decrease is primarily due to the sale of the NewINK JV.

Gain on Sale of Investment in Unconsolidated Real Estate Entities

Gain on sale of investment in unconsolidated real estate entities was $23.8 million for the year ended December 31, 2021. There was no gain on sale of investment in unconsolidated real estate entities in 2020. The gain in 2021 is due to the sale of the NewINK JV.

Income Tax Expense

Income tax expense remained unchanged at zero for the year ended December 31, 2020 and 2021. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company's TRS is expecting taxable losses in 2022 and recognizes a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets.

Net Loss

Net loss was $18.8 million for the year ended December 31, 2021, compared to net loss of $77.0 million for the year ended December 31, 2020. The change in net loss was primarily due to an increase in occupancy and revenues at our hotels due to the recovery from the COVID-19 pandemic, the sale of the NewINK JV which resulted in a large gain on sale of investment in unconsolidated real estate entities, and the other factors discussed above.

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
We calculate FFO in accordance with standards established by Nareit, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment write-downs, the cumulative effect of changes in accounting principles, plus depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures following the same approach. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it measures our performance without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of real estate assets and certain other items that we believe are not indicative of the property level performance of our hotel properties. We believe that these items reflect historical cost of our asset base and our acquisition and disposition activities and are less reflective of our ongoing operations, and that by adjusting to exclude the effects of the items, FFO is useful to investors in comparing our operating performance between periods and between REITs that report FFO using the Nareit definition.
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

The following is a reconciliation of net (loss) income to FFO and Adjusted FFO for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share data):

	For the year ended
	December 31,
	2021	2020	2019
Funds From Operations (“FFO”):
Net (loss) income	$(18,845)	$(77,020)	$18,880
Preferred dividends	(3,975)	—	—
Net (loss) income attributable to common shares and common units	(22,820)	(77,020)	18,880
Loss (gain) on sale of hotel property	21	(21,116)	3,282
Loss on the sale of assets within unconsolidated real estate entities	—	2	219
Gain on sale of investment in unconsolidated real estate entities	(23,817)	—	—
Depreciation	53,967	53,627	51,258
Impairment loss	5,640	—	—
Impairment loss on investment in unconsolidated real estate entities	—	15,282	—
Impairment loss within the unconsolidated real estate entities	—	1,388	4,197
Adjustments for unconsolidated real estate entity items	568	4,434	7,493
FFO attributed to common share and unit holders	13,559	(23,403)	85,329
Other charges	711	4,385	1,441
Adjustments for unconsolidated real estate entity items	46	9	1,028
Adjusted FFO attributed to common share and unit holders	$14,316	$(19,009)	87,798
Weighted average number of common shares and units
Basic	49,281,763	47,635,600	47,238,309
Diluted	49,490,938	47,635,600	47,472,805

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
EBITDA is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; and (4) unconsolidated real estate entity items including interest, depreciation and amortization excluding gains and losses from sales of real estate. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions.
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

The following is a reconciliation of net (loss) income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended
	December 31,
	2021	2020	2019
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net (loss) income	$(18,845)	$(77,020)	$18,880
Interest expense	24,460	28,122	28,247
Depreciation and amortization	54,215	53,871	51,505
Adjustments for unconsolidated real estate entity items	1,184	8,965	18,214
EBITDA	61,014	13,938	116,846
Impairment loss	5,640	—	—
Impairment loss on investment in unconsolidated real estate entities	—	15,282	—
Impairment loss within the unconsolidated real estate entities	—	1,388	4,197
Loss (gain) on sale of hotel property	21	(21,116)	3,282
Loss on the sale of assets within unconsolidated real estate entities	—	2	219
Gain on sale of investment in unconsolidated real estate entities	(23,817)	—	—
EBITDAre	42,858	9,494	124,544
Other charges	711	4,385	1,441
Adjustments for unconsolidated real estate entity items	46	9	293
Share based compensation	4,823	4,597	4,719
Adjusted EBITDA	$48,438	$18,485	$130,997
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

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		For the year ended
		December 31,
		2021	2020	2019
Net (loss) income		$(18,845)	$(77,020)	$18,880
Add:	Interest expense	24,460	28,122	28,247
	Depreciation and amortization	54,215	53,871	51,505
	Corporate general and administrative	15,752	11,564	14,077
	Other charges	711	4,385	1,441
	Impairment loss	5,640	—	—
	Loss from unconsolidated real estate entities	1,231	7,424	6,448
	Impairment loss on investment in unconsolidated real estate entities	—	15,282	—
	Loss on sale of hotel property	21	—	3,282
Less:	Interest and other income	(243)	(179)	(190)
	Gain on sale of hotel property	—	(21,116)	—
	Gain on sale of investment in unconsolidated real estate entities	(23,817)	—	—
Adjusted Hotel EBITDA		$59,125	$22,333	$123,690

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
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2021, our leverage ratio was approximately 30.6%, which decreased from 35.8% at December 31, 2020 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. At December 31, 2021, we had total debt of $544.9 million at an average rate of approximately 4.7%. We intend to continue to fund our investments with a prudent balance of debt and equity. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2021 and 2020, we had $70.0 million and $135.3 million, respectively, in outstanding borrowings under our revolving credit facility. We had $35.0 million and $13.3 million in outstanding borrowings under our construction loan for the Warner Center hotel development at December 31, 2021 and 2020, respectively. At December 31, 2021, the maximum borrowing availability under our revolving credit facility was $250.0 million. We also had mortgage debt on individual hotels aggregating $439.9 million and $461.1 million at December 31, 2021 and 2020, respectively.
Our revolving credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2021.
On October 26, 2021, Chatham executed an amendment to its credit facility which extended a waiver of financial covenants until June 30, 2022, provided for the immediate exercise of an option to extend the maturity of the entire $250 million facility through March 8, 2023, and added two six-month options to further extend the maturity of the facility through March 8, 2024 from lenders representing $227.5 million of commitments. In conjunction with the amendment, Chatham provided credit facility lenders with equity pledges on three unencumbered hotels. The spread on the facility did not change as a result of the amendment. The amendment places limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. As of December 31, 2021, the Company was in compliance with all of its modified financial covenants.
Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2021, the debt service coverage ratios or debt yields for eight of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of December 31, 2021, none of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "Current DRSPP" and together with the Prior DRSPP, the "DRSPP") on December 22, 2020 to replace the Prior DRSPP. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the year ended December 31, 2021, we issued 149,686 shares under the Current DRSPP at a weighted average price of $13.77, which generated $2.1 million of proceeds. As of December 31, 2021, there were common shares having a maximum aggregate sales price of approximately $47.9 million available for issuance under the Current DRSPP.
In December 2017, we established an "at-the-market" offering program (the "Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We filed a $100 million registration statement for a new ATM program (the "ATM Plan") on January 5, 2021 to replace the prior program. At the same time, the Company entered into a sales agreement with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents. During the year ended December 31, 2021, we issued 1,595,528 shares under the ATM Plan at a weighted average price of $14.13 per share, which generated $22.5 million of proceeds. As of December 31, 2021, there were common shares having a maximum aggregate sales price of approximately $77.5 million available for issuance under the ATM Plan.
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
We had no material off-balance sheet arrangements at December 31, 2021.
Sources and Uses of Cash
Our principal sources of cash include net cash from operations, availability under our revolving credit facility, and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs, debt repayments and distributions to equity holders.
Cash, cash equivalents, and restricted cash totaled $29.9 million as of December 31, 2021, a decrease of $1.6 million from December 31, 2020, primarily due to net cash provided by operating activities of $28.8 million, net cash used in investing activities of $(101.9) million, and net cash provided by financing activities $71.6 million.

Cash from Operations
Net cash flows provided by operating activities increased $48.7 million to $28.8 million in 2021 compared to ($19.9) million in 2020. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated RevPAR growth of 45.6% in 2021 versus 2020.

Investing Activities Cash Flows

Net cash flows used in investing activities increased $128.7 million to $101.9 million in 2021 compared to ($26.8) million in 2020. For the year ended December 31, 2021, net cash flows used in investing activities of $101.9 million consisted of $71.3 million related to the acquisitions of the RI Austin and TPS Austin hotels, $9.5 million related to capital improvements on our 41 wholly owned hotels and $23.9 million related to the development of the Home2 Suites Warner Center, offset by $2.8 million of proceeds from the sale of an unconsolidated real estate entity (the NewINK JV). For the year ended December 31, 2020, net cash flows provided by investing activities of $26.8 million consisted of $14.4 million related to capital improvements on our 39 wholly owned hotels and $23.2 million related to the development of the Home2 Suites Warner Center, offset by proceeds from the sale of the San Diego, CA hotel of $64.4 million.

We expect to invest approximately $23.7 million on renovations, discretionary and emergency expenditures on our existing hotels in 2022, including improvements required under any brand PIP, and expect to spend $2.4 million in 2022 on the Home2 Suites Warner Center development.

Financing Activities Cash Flows

Net cash flows provided by financing activities increased $67.2 million to $71.6 million in 2021 compared to $4.4 million in 2020. For the year ended December 31, 2021, net cash flows provided by financing activities of $71.6 million were comprised of $115.9 million of net proceeds from our Series A Preferred Shares offering, $24.6 million of common equity proceeds raised through sales under our DRSPPs and ATM Plan, and net borrowings on our construction loan of $21.7 million, offset by net repayments of our senior unsecured revolving credit facility of $65.3 million, amortization payments on mortgage debt of $8.7 million and the repayment of the $12.5 million mortgage loan on the Residence Inn New Rochelle, payments of financing and offering costs of $1.6 million, distributions to unit holders of $0.3 million and distributions on preferred shares of $2.3 million. For the year ended December 31, 2020, net cash flows provided by financing activities of $4.4 million were comprised of $0.2 million of common equity proceeds raised through sales under our Prior DRSPP, net borrowings on our credit facility of $45.3 million, and net borrowing on our construction loan of $13.2 million, offset by principal payments on mortgage debt of $35.7 million, payments of deferred financing and offering costs of $2.4 million, and distributions to shareholders and LTIP unit holders of $16.2 million.
We declared total dividends of $0 and $0 per common share and LTIP unit for the year ended December 31, 2021 and $0.22 and $0.22 per common share and LTIP unit for the year ended December 31, 2020, respectively. We declared total dividends of $0.89713 and $0 per Series A preferred share for the years ended December 31, 2021 and 2020, respectively.
Material Cash Requirements
Our material cash requirements include the following contractual obligations:

•At December 31, 2021, we had total debt principal and interest obligations of $582.7 million with $34.7 million of principal and interest payable within the next 12 months from year-end 2021. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans and revolving credit facility.

•Lease payments due within the next 12 months from year-end 2021 total $2.1 million. See Note 13, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

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

Critical Accounting Estimates

We consider the following estimates critical because they require estimates about matters that are inherently uncertain, involve various assumptions and require management judgment. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.

Investment in Hotel Properties

We allocate the purchase prices of hotel properties acquired as asset acquisitions based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence.
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
Our hotel properties are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period.This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2021, we recorded an impairment loss on a hotel that is under contract for sale (See Note 5). For the year ended December 31, 2020, there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2021, we had no hotel properties held for sale.

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

Share-Based Compensation

We measure compensation expense for the restricted share awards based upon the fair market value of our common shares at the date of grant. The Company measures compensation expense for the Time-Based and Performance-Based LTIP units based upon the Monte Carlo approach using volatility, dividend yield and a risk free interest rate in the valuation. Compensation expense is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations. We pay dividends on vested and non-vested restricted shares and Time-Based LTIP units. The Company has also issued Performance-Based LTIP units as part of its compensation plan. Under the terms of the Performance-Based LTIP units, a holder of a Performance-Based LTIP unit will generally (i) be entitled to receive 10% of the distributions made on a common unit of the Operating Partnership during the period prior to vesting of such Performance-Based LTIP unit (the “Pre-Vesting Distributions”), (ii) be entitled, upon the vesting of such Performance-Based LTIP unit, to receive a special one-time “catch-up” distribution equal to the aggregate amount of distributions that were paid on a common unit during the period prior to vesting of such Performance-Based LTIP unit minus the aggregate amount of Pre-Vesting Distributions paid on such Performance-Based LTIP unit, and (iii) be entitled, following the vesting of such Performance-Based LTIP unit, to receive the same amount of distributions paid on a common unit of the Operating Partnership.
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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2021 and 2020 was $443.4 million and $462.6 million, respectively.
At December 31, 2021, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2021 that are sensitive to changes in interest rates (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Floating rate:
Debt	$—	$70,000	$35,007	$—	$—	$—	$105,007	$105,030
Average interest rate	—	3.43%	7.75%	—	—	—	4.87%
Fixed rate:
Debt	$9,249	$117,919	$296,811	$15,947	$—	$—	$439,926	$443,387
Average interest rate	4.63%	4.66%	4.64%	4.25%	—	—	4.63%

Our credit facility is currently subject to a 0.5% LIBOR floor and our construction loan is subject to a 0.25% LIBOR floor. At December 31, 2021 1-month LIBOR was 0.10%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $0.7 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $70 million and the amount outstanding on our construction loan remains $35.0 million, the balance as of December 31, 2021.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 24, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 24, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 24, 2022.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 24, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 24, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.    Financial Statements

See the Index to Consolidated Financial Statements at pages F-1

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-35:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(12)

3.2	Second Amended and Restated Bylaws of Chatham Lodging Trust(1)

3.3	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share(19)

4.1	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013 (2)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(12)

10.3*	Employment Agreement between Chatham Lodging Trust and Peter Willis(12)

10.4*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(12)

10.5*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(3)

10.6*	First Amendment to Employment Agreement of Peter Willis dated January 30, 2015(4)

10.7*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(4)

10.8*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(5)

10.9*	Form of LTIP Unit Vesting Agreement(5)

10.10*	Form of Share Award Agreement for Trustees(5)

10.11*	Form of Share Award Agreement for Officers(6)

10.12*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(7)

10.13*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Jeffrey Fisher (Outperformance Plan) (8)

10.14*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Dennis Craven (Outperformance Plan) (8)

10.15*	LTIP Unit Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust, Chatham Lodging, L.P. and Peter Willis (Outperformance Plan) (8)

10.16	Agreement of Limited Partnership of Chatham Lodging, L.P.(5)

10.17	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(7)

10.18	Second Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(20)

10.19	Form of IHM Hotel Management Agreement(5)

10.20	Third Amended and Restated Limited Liability Company Agreement of INK Acquisition LLC, dated as of June 9, 2014, by and between Platform Member-T, LLC and Chatham Lodging, L.P.(9)

10.21
Second Amended and Restated Limited Liability Company Agreement of INK Acquisition III, LLC, dated as of June 9, 2014, by and between Platform Member Holdings-T Cam2, LLC and Chatham TRS Holding, Inc.(9)

10.22	Loan Agreement, dated as of June 9, 2014, between Grand Prix Sili II, LLC, as borrower, and JP Morgan Chase Bank, National Association, as lender.(9)

10.23	Limited Liability Company Agreement of IHP I Owner JV, LLC, dated as of November 17, 2014, by and between Platform Member II-T, LLC and Chatham IHP, LLC.(10)

10.24	Limited Liability Company Agreement of IHP I OPs JV, LLC, dated as of November 17, 2014, by and between Platform Member Holdings II-T Cam2, LLC and Chatham TRS Holding, Inc.(10)

10.25	Amended and Restated Credit Agreement, dated as of March 8, 2018, among Chatham Lodging Trust, Chatham Lodging, L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent.(14)

10.26*	Form of 2016 Time-Based LTIP Unit Award Agreement(12)

10.27*	Form of 2016 Performance-Based LTIP Unit Award Agreement(12)

10.28*	Form of 2017 Time-Based LTIP Unit Award Agreement(13)

10.29*	Form of 2017 Performance-Based LTIP Unit Award Agreement(13)

10.30*	Separation Agreement and General Release, dated as of March 5, 2020, by and between Chatham Lodging Trust and Peter Willis(15)

10.31
First Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2020, among Chatham Lodging Trust, as parent guarantee, Chatham Lodging L.P., as borrower, the several banks and other financial institutions or entities that are parties thereto, as lenders and Barclays Bank PLC, as administrative agent(16)

10.32
Third Amendment to Amended and Restated Credit Agreement, dated as of December 16, 2020, among Chatham Lodging Trust, as parent guarantee, Chatham Lodging L.P., as borrower, the several banks and other financial institutions or entities that are parties thereto, as lenders and Barclays Bank PLC, as administrative agent(17)

10.33
Sales Agreement, dated January 5, 2021, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC(18)

10.34	Fourth Amendment to Amended and Restated Credit Agreement, dated October 26, 2021, among Chatham Lodging Trust, Chatham Lodging, L.P., as borrower, the several banks and other financial institutions or entities that are parties thereto, as lenders, and Barclays Bank PLC, as administrative agent.

21.1	List of Subsidiaries of Chatham Lodging Trust

23.1	PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document

*    Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2015 (File No. 001-34693).
(2)	Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 15, 2013 (File No. 001-34693).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 (File No. 001-34693).
(10)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 30, 2014 (File No. 001-34693).
(11)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 30, 2015 (File No. 001-34693).
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 (File No. 001-34693).
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2019 (File No. 001-34693).
(15)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2020 (File No. 001-34693).
(16)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 6, 2020 (File No. 001-34693).
(17)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2020 (File No. 001-34693).
(18)	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2021 (File No. 001-34693).
(19)	Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).
(20)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2021 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 25, 2022	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2022
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
Jeremy B. Wegner

/s/ EDWIN B. BREWER, JR.	Trustee	February 25, 2022
Edwin B. Brewer, Jr.

/s/ THOMAS J. CROCKER	Trustee	February 25, 2022
Thomas J. Crocker

/s/ DAVID GRISSEN	Trustee	February 25, 2022
David Grissen

/s/ MARY ELIZABETH HIGGINS	Trustee	February 25, 2022
Mary Elizabeth Higgins

/s/ ROBERT PERLMUTTER	Trustee	February 25, 2022
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 25, 2022
Rolf E. Ruhfus

/s/ ETHEL ISAACS WILLIAMS	Trustee	February 25, 2022
Ethel Isaacs Williams

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Evaluation of Investments in Hotel Properties

As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2021, the Company had an investment in hotel properties, net of $1.3 billion and for the year ended December 31, 2021, there was an impairment loss of $5.6 million. Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management’s estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized.
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
Hallandale Beach, Florida
February 25, 2022

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets:
Investment in hotel properties, net	$1,282,870	$1,265,174
Investment in hotel properties under development	67,554	43,651
Cash and cash equivalents	19,188	21,124
Restricted cash	10,681	10,329
Right of use asset, net	19,985	20,641
Hotel receivables (net of allowance for doubtful accounts of $382 and $248, respectively)	3,003	1,688
Deferred costs, net	4,627	5,384
Prepaid expenses and other assets	2,791	2,266
Total assets	$1,410,699	$1,370,257
Liabilities and Equity:
Mortgage debt, net	$439,282	$460,145
Revolving credit facility	70,000	135,300
Construction loan	35,007	13,325
Accounts payable and accrued expenses	27,718	25,374
Distributions and losses in excess of investments of unconsolidated real estate entities	—	19,951
Lease liability, net	22,696	23,233
Distributions payable	1,803	469
Total liabilities	596,506	677,797
Commitments and contingencies (see note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	48	—
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,768,890 and 46,973,473 shares issued and outstanding at December 31, 2021 and 2020, respectively	487	470
Additional paid-in capital	1,048,070	906,000
Accumulated deficit	(251,103)	(228,718)
Total shareholders’ equity	797,502	677,752
Noncontrolling Interests:
Noncontrolling interest in operating partnership	16,691	14,708
Total equity	814,193	692,460
Total liabilities and equity	$1,410,699	$1,370,257
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2021	2020	2019
Revenue:
Room	$187,369	$130,564	$296,267
Food and beverage	3,525	2,718	9,824
Other	11,350	7,589	16,567
Reimbursable costs from unconsolidated entities	1,731	4,045	5,670
Total revenue	203,975	144,916	328,328
Expenses:
Hotel operating expenses:
Room	40,396	31,883	65,270
Food and beverage	2,404	2,456	8,396
Telephone	1,502	1,451	1,638
Other hotel operating	2,299	1,629	4,039
General and administrative	20,424	16,733	25,641
Franchise and marketing fees	16,560	11,608	25,850
Advertising and promotions	3,721	3,983	6,043
Utilities	10,255	9,229	10,867
Repairs and maintenance	11,784	9,799	14,321
Management fees	7,156	5,289	10,822
Insurance	2,792	1,438	1,364
Total hotel operating expenses	119,293	95,498	174,251
Depreciation and amortization	54,215	53,871	51,505
Impairment loss	5,640	—	—
Impairment loss on investment in unconsolidated real estate entities	—	15,282	—
Property taxes, ground rent and insurance	23,826	23,040	24,717
General and administrative	15,752	11,564	14,077
Other charges	711	4,385	1,441
Reimbursable costs from unconsolidated entities	1,731	4,045	5,670
Total operating expenses	221,168	207,685	271,661
Operating (loss) income before (loss) gain on sale of hotel property	(17,193)	(62,769)	56,667
(Loss) gain on sale of hotel property	(21)	21,116	(3,282)
Operating (loss) income	(17,214)	(41,653)	53,385
Interest and other income	243	179	190
Interest expense net of amounts capitalized, including amortization of deferred fees	(24,460)	(28,122)	(28,247)
Loss from unconsolidated real estate entities	(1,231)	(7,424)	(6,448)
Gain on sale of investment in unconsolidated real estate entities	23,817	—	—
(Loss) income before income tax expense	(18,845)	(77,020)	18,880
Income tax expense	—	—	—
Net (loss) income	(18,845)	(77,020)	18,880
Net loss (income) attributable to non-controlling interest	435	997	(177)
Net (loss) income attributable to Chatham Lodging Trust	(18,410)	(76,023)	18,703
Preferred dividends	(3,975)	—	—
Net (loss) income attributable to common shareholders	$(22,385)	$(76,023)	$18,703
(Loss) income per Common Share - Basic:
Net (loss) income attributable to common shareholders (Note 11)	$(0.46)	$(1.62)	$0.39
(Loss) income per Common Share - Diluted:
Net (loss) income attributable to common shareholders (Note 11)	$(0.46)	$(1.62)	$0.39
Weighted average number of common shares outstanding:
Basic	48,349,027	46,961,039	46,788,784
Diluted	48,349,027	46,961,039	47,023,280
Distributions per common share:	$—	$.22	$1.32
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	—	$—	46,537,031	$465	$896,286	$(99,285)	$797,466	$9,952	$807,418
Issuance of shares pursuant to Equity Incentive Plan	—	—	27,870	—	500	—	500	—	500
Issuance of shares, net of offering costs of $209	—	—	363,544	4	7,087	—	7,091	—	7,091
Amortization of share based compensation	—	—	—	—	63	—	63	4,206	4,269
Dividends declared on common shares ($1.32 per share)	—	—	—	—	—	(61,783)	(61,783)	—	(61,783)
Distributions declared on LTIP units ($1.32 per unit)	—	—	—	—	—	—	—	(1,351)	(1,351)
Reallocation of noncontrolling interest	—	—	—	—	337	—	337	(337)	—
Net income	—	—	—	—	—	18,703	18,703	177	18,880
Balance, December 31, 2019	—	$—	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	—	—	24,516	—	450	—	450	—	450
Issuance of shares, net of offering costs of $49	—	—	20,512	1	133	—	134	—	134
Amortization of share based compensation	—	—	—	—	30	—	30	4,406	4,436
Dividends declared on common shares ($0.22 per share)	—	—	—	—	—	(10,330)	(10,330)	—	(10,330)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—	—	—	—	—	(234)	(234)
Reallocation of noncontrolling interest	—	—	—	—	1,114	—	1,114	(1,114)	—
Net loss	—	—	—	—	—	(76,023)	(76,023)	(997)	(77,020)
Balance, December 31, 2020	—	$—	46,973,473	$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
Issuance of preferred shares, net of offering costs of $4,063	4,800,000	48	—	—	115,889	—	115,937	—	115,937
Issuance of common shares pursuant to Equity Incentive Plan	—	—	40,203	—	450	—	450	—	450
Issuance of common shares, net of offering costs of $822	—	—	1,745,214	17	23,773	—	23,790	—	23,790
Issuance of restricted time-based shares	—	—	10,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	43	—	43	4,293	4,336
Forfeited distributions on LTIP units	—	—	—	—	—	—	—	40	40
Dividends accrued on preferred shares	—	—	—	—	—	(3,975)	(3,975)	—	(3,975)
Reallocation of noncontrolling interest	—	—	—	—	1,915	—	1,915	(1,915)	—
Net loss	—	—	—	—	—	(18,410)	(18,410)	(435)	(18,845)
Balance, December 31, 2021	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(18,845)	$(77,020)	$18,880
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,967	53,627	51,258
Amortization of deferred franchise fees	248	244	247
Amortization of deferred financing fees included in interest expense	1,825	1,275	912
Loss (gain) on sale of hotel property	21	(21,116)	3,282
Gain on sale of unconsolidated real estate entities	(23,817)	—	—
Impairment loss	5,640	—	—
Impairment loss on investment in unconsolidated real estate entities	—	15,282	—
Deferred tax expense	—	29	29
Share based compensation	4,823	4,597	4,719
Accelerated share based compensation for employee severance	—	288	—
Loss from unconsolidated real estate entities	1,231	7,424	6,448
Changes in assets and liabilities:
Right of use asset	656	629	613
Hotel receivables	(1,314)	2,940	(102)
Deferred costs	(327)	(6)	(17)
Prepaid expenses and other assets	(526)	292	(308)
Accounts payable and accrued expenses	5,732	(7,962)	664
Lease liability	(537)	(484)	(391)
Net cash provided by (used in) operating activities	28,777	(19,961)	86,234
Cash flows from investing activities:
Improvements and additions to hotel properties	(9,505)	(14,487)	(35,859)
Investment in hotel properties under development	(23,903)	(23,155)	(12,224)
Acquisition of hotel properties, net of cash acquired	(71,335)	—	(8,171)
Proceeds from sale of hotel properties, net	—	64,448	8,987
Distributions from unconsolidated entities	—	—	2,692
Proceeds from sale of unconsolidated real estates entities	2,800	—	—
Net cash (used in) provided by investing activities	(101,943)	26,806	(44,575)
Cash flows from financing activities:
Borrowings on revolving credit facility	90,000	86,000	74,500
Repayments on revolving credit facility	(155,300)	(40,700)	(66,000)
Borrowings on construction loan	21,682	13,325	—
Payments on mortgage debt	(21,190)	(35,744)	(6,695)
Payments of financing costs	(736)	(2,351)	(48)
Payment of offering costs on common shares	(822)	(49)	(209)
Proceeds from issuance of common shares	24,612	182	7,298
Payment of offering costs on preferred shares	(4,063)	—	—
Proceeds from issuance of preferred shares	120,000	—	—
Distributions - common shares/units	(282)	(16,237)	(62,660)
Distributions - preferred shares	(2,319)	—	—
Net cash provided by (used in) financing activities	71,582	4,426	(53,814)
Net change in cash, cash equivalents and restricted cash	(1,584)	11,271	(12,155)
Cash, cash equivalents and restricted cash, beginning of period	31,453	20,182	32,337
Cash, cash equivalents and restricted cash, end of period	$29,869	$31,453	$20,182

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,931	$28,119	$25,328
Capitalized interest	$3,551	$1,473	$—
Cash paid for income taxes	$387	$328	$887
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 18, 2022, the Company issued 34,672 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2021. On January 15, 2021, the Company issued 40,203 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2020. On January 15, 2020, the Company issued 24,516 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2019.
As of December 31, 2021, the Company had accrued distributions payable of $1.8 million. As of December 31, 2020, the Company had accrued distributions payable of $0.5 million. As of December 31, 2019, the Company had accrued distributions payable of $6.1 million.
Accrued share based compensation of $0.5 million, $0.5 million and $0.5 million is included in accounts payable and accrued expenses as of December 31, 2021, 2020 and 2019, respectively.
Accrued capital improvements of $1.0 million, $4.5 million and $3.8 million are included in accounts payable and accrued expenses as of December 31, 2021, 2020, and 2019 respectively.
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
As of December 31, 2021, the Company owned 41 hotels with an aggregate of 6,169 (unaudited) rooms located in 16 states and the District of Columbia (unaudited). Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 (unaudited) rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 (unaudited) rooms. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2021, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 41 of the Company’s hotels.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable, mortgage debt and revolving credit facility. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for mortgage debt and the revolving credit facility, the fair value of which is separately disclosed in Note 7.

Investment in Hotel Properties

The Company allocates the purchase prices of hotel properties acquired as asset acquisitions based on the fair value of the acquired real estate, furniture, fixtures and equipment, identifiable intangible assets and assumed liabilities. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence.

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
Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2021, the Company incurred an impairment loss on one hotel property (See Note 5). For the years ended December 31, 2020 and 2019, there were no impairment losses.

For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on disposal of long-lived assets are met. As of December 31, 2021 and 2020 the Company had no hotel properties held for sale.
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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, the Company will estimate the fair value of the investment. The Company’s estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and is other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of the Company’s investment in the unconsolidated joint venture. During the year ended December 31, 2020, the Company recorded an impairment of the entire carrying value of $15.3 million on our investment in the Inland JV related to a decline in operating performance caused by the COVID-19 pandemic (See Note 6).

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
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract and escrows for reserves such as reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans. Restricted cash on the accompanying consolidated balance sheets at December 31, 2021 and 2020 is $10.7 million and $10.3 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2021 and 2020, the allowance for doubtful accounts was $0.4 million and $0.2 million, respectively.

Deferred Costs
Deferred costs consist of franchise agreement application fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020

Loan costs	$5,174	$4,455
Franchise fees	4,619	4,311
Other	19	75
	9,812	8,841
Less accumulated amortization	(5,185)	(3,457)
Deferred costs, net	$4,627	$5,384

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2021, 2020 and 2019, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $1.5 million, $0.9 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Mortgage debt	$439,926	$461,116
Deferred financing costs	(644)	(971)
Mortgage debt, net	$439,282	$460,145

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2021, 2020 and 2019, amortization expense related to mortgage loan costs of $0.3 million, $0.4 million, $0.4 million, respectively, is included in interest expense in the consolidated statement of operations.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

Distributions and Losses in Excess of Investments in Unconsolidated Real Estate Entities

At times, certain of the Company’s investments in unconsolidated entities' share of cumulative allocated losses and cash distributions received exceeded its cumulative allocated share of income and equity contributions. Although the Company typically did not make any guarantees of its investments in unconsolidated real estate entities other than certain customary non-recourse carve-out provisions, due to potential penalties along with potential upside from future financial returns, the Company generally intended to make any required capital contributions to maintain its ownership percentage and as such recorded its share of cumulative allocated losses and cash distributions below zero.  As a result, the carrying value of certain investments in unconsolidated entities was negative. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Company’s consolidated balance sheets.

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
Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to occupy hotel rooms for one or more nights. Our performance obligations are fulfilled at the end of each night that the customers have the right to occupy the rooms. Room revenues are recognized daily at the contracted room rate in effect for each room night.
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

As of December 31, 2021, the Company is no longer subject to U.S federal income tax examinations for years before 2018 and with few exceptions to state examinations before 2018. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2021. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.
During the third quarter of 2018, management was notified that the Company's TRS was going to be examined by the Internal Revenue Service for the tax year ended December 31, 2016. During the third quarter of 2021, management was notified that various entities related to the Company are being examined by the State of New Hampshire for the tax years ended December 31, 2019 and 2018. Both examinations remain open. The Company believes it does not need to record a liability related to matters contained in the tax periods open to examination. However, should the Company experience an unfavorable outcome in either of the matters, such outcome could have an impact on its results of operations, financial position and cash flows.

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

3.    Acquisition of Hotel Properties
On August 3, 2021, the Company acquired both the Residence Inn Austin Northwest/The Domain Area ("RI Austin") hotel in Austin, TX for $37.0 million and the TownePlace Suites Austin Northwest/The Domain Area ("TPS Austin") hotel in Austin, TX for $34.3 million. The Company allocated the purchase price of each hotel acquired based on the estimated fair values of the assets on the date of acquisition. The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets. The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. Property acquisition costs of $0.1 million were capitalized in 2021.

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
The sales did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results and did not qualify to be reported as discontinued operations.

5.    Investment in Hotel Properties
Investment in hotel properties, net
Investment in hotel properties, net as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land and improvements	$291,768	$287,049
Building and improvements	1,258,845	1,195,276
Furniture, fixtures and equipment	91,110	84,381
Renovations in progress	7,869	11,225
	1,649,592	1,577,931
Less: accumulated depreciation	(366,722)	(312,757)
Investment in hotel properties, net	$1,282,870	$1,265,174

During the year ended December 31, 2021, the Company entered into a purchase and sale agreement to sell a hotel property with a net book value of $28.3 million. The Company recorded an impairment loss of $5.6 million to write down the hotel property to fair value. The sale of the hotel property may close during the first quarter of 2022. This hotel is not presented as held for sale at this point given uncertainties around whether the sale will ultimately close.

Investment in hotel properties under development
We are developing a Home2 Suites by Hilton hotel in the Warner Center submarket of Los Angeles, CA on a parcel of land owned by us. We have incurred $67.6 million of costs to date, which includes $6.6 million of land acquisition costs and $61.0 million of other development costs. We expect the total development costs for construction of the hotel to be approximately $70.0 million, which includes the cost of the land. This hotel opened on January 24, 2022.

6.    Investment in Unconsolidated Entities

On June 9, 2014, the Company acquired a 10.3% interest in the NewINK JV, a joint venture between affiliates of NorthStar Realty Finance Corp. ("NorthStar") and the operating partnership. NorthStar merged with Colony Capital, Inc. ("Colony") on January 10, 2017 to form a new company, CLNY, which owned a 89.7% interest and the Company owned a 10.3% interest in the NewINK JV. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million which resulted in Chatham recording a gain on sale of investment in unconsolidated real estate entities of $23.8 million during the year ended December 31, 2021. The Company accounted for this investment under the equity method.

On November 17, 2014, the Company acquired a 10.0% interest in the Inland JV, a joint venture between affiliates of NorthStar and the Operating Partnership. NorthStar merged with Colony on January 10, 2017 to form a new company, CLNY, which owned a 90.0% interest in the Inland JV. During the year ended December 31, 2020, the Company determined that an other than temporary decline in the value of its equity investment in the Inland JV had occurred and recorded an impairment of $15.3 million which brought the Company's basis in the Inland JV to zero. Chatham sold its interest in the Inland JV in September 2021. The sale did not generate a gain or loss. The Company accounted for this investment under the equity method.

The Company's recorded investments in the NewInk JV and the Inland JV were $0 and $0, respectively, at December 31, 2021. The following tables set forth the total assets, liabilities, equity, and components of net loss, including the Company's share, related to all JVs for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Balance Sheet
	December 31, 2021	December 31, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$—	$1,604,501	$2,221,718
Other assets	—	79,136	104,560
Total Assets	$—	$1,683,637	$2,326,278

Liabilities
Mortgages and notes payable, net	$—	$1,622,305	$1,612,217
Other liabilities	—	80,423	34,948
Total Liabilities	—	1,702,728	1,647,165

Equity
Chatham Lodging Trust	—	(1,835)	69,008
Joint Venture Partner	—	(17,256)	610,105
Total Equity	—	(19,091)	679,113
Total Liabilities and Equity	$—	$1,683,637	$2,326,278

	For the year ended
	December 31,
	2021	2020	2019
Revenue	$24,690	$246,694	$496,485
Total hotel operating expenses	24,106	216,846	329,879
Impairment loss	—	578,217	41,132
Hotel operating income	$584	$29,848	$166,606
Net loss from continuing operations	$(13,109)	$(701,880)	$(76,869)
Loss on sale of hotels	$—	$(15)	$(2,129)
Net loss	$(13,109)	$(701,895)	$(78,998)

Loss allocable to the Company	$(1,347)	$(8,420)	$(8,044)
Basis difference adjustment	$116	$996	$1,596
Total loss from unconsolidated real estate entities attributable to the Company	$(1,231)	$(7,424)	$(6,448)

7.    Debt

The Company's mortgage loans are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. The Company's credit facility is secured by pledges of its equity interests in certain properties. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	12/31/21 Property Carrying Value	Balance Outstanding as of
				December 31, 2021	December 31, 2020
Revolving Credit Facility (1)	3.43%	March 8, 2023	$697,911	$70,000	$135,300
Construction loan (2)	7.75%	August 4, 2024	67,554	35,007	13,325
Residence Inn by Marriott New Rochelle, NY	5.75%	September 1, 2021	—	—	12,602
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	27,634	14,808	15,195
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	29,931	20,243	20,780
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	29,258	16,673	17,126
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	32,697	20,515	21,031
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	60,851	42,089	42,998
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	39,712	30,839	31,463
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	71,675	62,374	63,418
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	79,649	68,054	69,192
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	59,812	46,781	47,564
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	45,254	36,481	37,092
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	32,481	28,873	29,358
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	37,217	20,024	20,490
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	12,214	15,114	15,411
Hampton Inn & Suites Houston Medical Cntr., TX	4.25%	January 6, 2025	15,100	17,058	17,396
Total debt before unamortized debt issue costs			$1,338,950	$544,933	$609,741
Unamortized mortgage debt issue costs				(644)	(971)
Total debt outstanding				$544,289	$608,770

1.The interest rate for the revolving credit facility is variable and based on LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. At December 31, 2021 and 2020, the Company had $70.0 million and $135.3 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility. Credit facility lenders representing $227.5 million of commitments have provided two six-month extension options that would extend the final maturity of these commitments to March 8, 2024, if exercised. The Company can exercise the extension options as long as there is no default.
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
At December 31, 2021 and 2020, the Company had $70.0 million and $135.3 million, respectively, of outstanding borrowings under its revolving credit facility. At December 31, 2021, the maximum borrowing availability under the revolving credit facility was $250.0 million.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2021 and 2020 was $443.4 million and $462.6 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2021, the Company’s variable rate debt consists of its revolving credit facility and its construction loan. The estimated fair value of the Company’s variable rate debt as of December 31, 2021 and 2020 was $105.0 million and $148.6 million, respectively.
On October 26, 2021, Chatham executed an amendment to its credit facility which extended a waiver of financial covenants until June 30, 2022, provided for the immediate exercise of an option to extend the maturity of the entire $250 million credit facility through March 8, 2023, and added two six-month options to further extend the maturity of the credit facility through March 8, 2024 from lenders representing $227.5 million of commitments. In conjunction with the amendment, Chatham provided credit facility lenders with equity pledges on three unencumbered hotels. The spread on the credit facility did not change as a result of the amendment. The amendment places limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. As of December 31, 2021, the Company was in compliance with all of its modified financial covenants.
Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2021, the debt service coverage ratios or debt yields for eight of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of December 31, 2021, none of our mortgage debt lenders have enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Future scheduled principal payments of debt obligations as of December 31, 2021, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2022	$9,249
2023	187,919
2024	331,818
2025	15,947
2026	—
Thereafter	—
Total debt before unamortized debt issue costs	$544,933
Unamortized mortgage debt issue costs	(644)
Total debt outstanding	$544,289

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Warner Center hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statements of operations. As of December 31, 2021, the fair value of the interest rate caps were $61 thousand.

8.    Income Taxes
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2021	2020	2019
Current:
Federal	$—	$(29)	$(29)
State	—	—	—
Current tax expense (benefit)	$—	$(29)	$(29)

Deferred:
Federal	—	29	29
State	—	—	—
Deferred tax expense (benefit)	—	29	29
Total income tax expense (benefit)	$—	$—	$—

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (dollars in thousands):

	For the year ended
	December 31,
	2021	2020	2019
Book loss before income taxes of the TRS	$(24,391)	$(4,838)	$(8,167)

Statutory rate of 21% for 2018 and after	$(5,122)	$(1,016)	$(1,715)
Effect of state and local income taxes, net of federal tax benefit	(1,049)	(253)	(347)
Permanent adjustments	8	4	8
Change in valuation allowance	5,977	1,445	2,100
Valuation allowance release	—	—	—
Other	186	(180)	(46)
Total income tax (benefit) expense	$—	$—	$—

Effective tax rate	—%	—%	—%

At December 31, 2021 and 2020, the Company had valuation allowances against certain deferred tax assets totaling $13.0 million and $7.1 million, respectively. The increase in valuation allowance was primarily from the increase in the net operating losses incurred during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2021 and 2020 are as follows (in thousands):

	For the year ended
	December 31,
	2021	2020
Gross deferred tax assets:
Allowance for doubtful accounts	$99	$133
Accrued compensation	521	547
Net operating loss	12,427	6,541
Gross deferred tax assets	$13,047	$7,221
Less: Valuation Allowance	$(13,047)	$(7,070)
Total deferred tax assets net of valuation allowance	$—	$151
Gross deferred tax liabilities:
Total book/tax difference in partnership	$—	$(151)
Gross deferred tax liabilities:	$—	$(151)
Net, deferred tax assets:	$—	$—
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of net deferred tax assets. The Company's TRS is expecting continued taxable losses in 2021. As of December 31, 2021, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
The TRS has income tax NOL carryforwards for Federal and various states of approximately $48.0 million and $48.0 million, respectively. The loss carryforwards begin to expire starting in 2038 for Federal purposes and in 2031 and thereafter for state purposes.

9.    Dividends Declared and Paid
Common Dividends
The Company suspended common share dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. During the year ended December 31, 2020, the Company declared total common share dividends of $0.22 per share and distributions on LTIP units of $0.22 per unit. There were no common share dividends declared during the year ended December 31, 2021. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
January	1/31/2020	2/28/2020	$0.11	$0.11	$—	$0.1100	$—
February	2/28/2020	3/27/2020	0.11	0.11	—	0.1100	—

Total 2020			$0.22	$0.22	$—	$0.2200	$—

Preferred Dividends
During the year ended December 31, 2021, the Company declared total dividends of $0.89713 per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred dividends and their tax characterization were as follows:

	Record Date	Payment Date	Dividend Per Preferred Share	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
September	9/30/2021	10/15/2021	$0.48307	$0.48307	$—	$0.48307
December	12/31/2021	1/18/2022	$0.41406	$0.41406	$—	$0.41406

Total 2021			$0.89713	$0.89713	$—	$0.89713

For the year ended December 31, 2021, 100.0% of the distributions paid to stockholders were considered ordinary income. For the year ended December 31, 2020, 100.0% of the distributions paid to stockholders were considered return of capital.

10.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2021, 48,768,890 common shares were outstanding.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "Current DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 22, 2020 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on the Company's common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the year ended December 31, 2021, we issued 149,686 shares under the Current DRSPP at a weighted average price of $13.77, which generated $2.1 million of proceeds. As of December 31, 2021, there were common shares having a maximum aggregate sales price of approximately $47.9 million available for issuance under the Current DRSPP.
In December 2017, we established an "at-the-market" equity offering program (the "Prior ATM Plan") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We filed a $100 million registration statement for a new ATM program (the "ATM Plan") on January 5, 2021 to replace the prior program. At the same time, the Company entered into a sales agreement with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents. In accordance with the terms of the sales agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $100 million. During the year ended December 31, 2021, we issued 1,595,528 shares under the ATM Plan at a weighted average price of $14.13 per share, which generated $22.5 million of gross proceeds. As of December 31, 2021, there were common shares having a maximum aggregate sales price of approximately $77.5 million available for issuance under the ATM Plan.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to the Company’s common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of the Series A Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of December 31, 2021, 4,800,000 preferred shares were issued and outstanding. During the year ended December 31, 2021, the Company accrued preferred share dividends of $4.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2021, there were 976,102 vested Operating Partnership LTIP units held by current and former employees.

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

	For the year ended
	December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to common shareholders	$(22,385)	$(76,023)	$18,703
Dividends paid on unvested shares and units	—	(50)	(297)
Net (loss) income attributable to common shareholders	$(22,385)	$(76,073)	$18,406
Denominator:
Weighted average number of common shares - basic	48,349,027	46,961,039	46,788,784
Effect of dilutive securities:
Unvested shares	—	—	234,496
Weighted average number of common shares - diluted	48,349,027	46,961,039	47,023,280
Basic (loss) income per Common Share:
Net (loss) income attributable to common shareholders per weighted average basic common share	$(0.46)	$(1.62)	$0.39
Diluted (loss) income per Common Share:
Net (loss) income attributable to common shareholders per weighted average diluted common share	$(0.46)	$(1.62)	$0.39

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes shares granted that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2021, there were 579,825 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the years ended December 31, 2021, 2020 and 2019 is as follows:

	December 31, 2021		December 31, 2020		December 31, 2019
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	1,667	$17.40	5,001	$18.33	8,334	$18.52
Granted	10,000	11.47	—	—	—	—
Vested	(1,667)	17.40	(3,334)	18.80	(3,333)	18.80
Unvested at end of the period	10,000	$11.47	1,667	$17.40	5,001	$18.33

As of December 31, 2021 and 2020, there were $99.7 thousand and $28.5 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2021, these costs were expected to be recognized over a weighted–average period of approximately 2.6 years. For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $43.5 thousand, $30.0 thousand and $62.7 thousand, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP unit awards for the years ended years ended December 31, 2021, 2020 and 2019 is as follows:

	December 31, 2021		December 31, 2020		December 31, 2019
	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	669,609	$15.73	598,320	$18.30	476,398	$17.73
Granted	330,945	14.55	325,507	13.42	221,853	18.73
Vested	(219,451)	16.39	(254,218)	18.82	(99,931)	16.55
Forfeited	(16,925)	17.02	—	—	—	—
Non-vested at end of period	764,178	$15.00	669,609	$15.73	598,320	$18.30

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

Performance-Based LTIP Awards

On March 1, 2021, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 198,564 performance-based awards (the "2021 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $15.91 per 2021 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2021 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2021 and ending on February 29, 2024. The 2021 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 150% of target value as follows:

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

The grant date fair value of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value per Unit	Volatility	Dividend Yield	Risk-Free Interest Rate
2016 Time-Based LTIP Unit Awards	1/28/2016	72,966	$16.69	28%	—%	0.79%
2016 Performance-Based LTIP Unit Awards	1/28/2016	39,285	$11.09	30%	5.8%	1.13%
2017 Time-Based LTIP Unit Awards	3/1/2017	89,574	$18.53	24%	—%	0.92%
2017 Performance-Based LTIP Unit Awards	3/1/2017	134,348	$19.65	25%	5.8%	1.47%
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.2%	2.37%
2019 Time-Based LTIP Unit Awards	3/1/2019	88,746	$18.45	21%	—%	2.57%
2019 Performance-Based LTIP Unit Awards	3/1/2019	133,107	$18.91	21%	6.2%	2.55%
2020 Time-Based LTIP Unit Awards	3/1/2020	130,206	$13.05	20%	—%	1.06%
2020 Performance-Based LTIP Unit Awards	3/1/2020	195,301	$13.66	20%	8.1%	0.90%
2021 Time-Based LTIP Unit Awards	3/1/2021	132,381	$12.52	78%	—%	0.08%
2021 Performance-Based LTIP Unit Awards	3/1/2021	198,564	$15.91	64%	3.4%	0.30%

The Company recorded $4.3 million, $4.4 million and $4.2 million in compensation expense related to the LTIP units for years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, there was $5.4 million and $4.9 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.8 years, which represents the weighted average remaining vesting period of the LTIP units.
Board of Trustee Share Compensation
For 2021, 2020 and 2019, each independent trustee was compensated $0.1 million for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 58% in the form of shares. In January 2021, 2020 and 2019, the Company issued 40,203, 24,516 and 27,870 common shares, respectively, to its independent trustees as compensation for services performed in 2020, 2019 and 2018, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 18, 2022, the Company distributed 34,672 common shares to its independent trustees for services performed in 2021.

13.    Leases
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
The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2021 under these leases amounted to approximately $30,000 per quarter.
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

The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2021. The leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2021, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2022	$2,072
2023	2,093
2024	2,115
2025	2,186
2026	1,894
Thereafter	64,825
Total lease payments	$75,185
Less: Imputed interest	(52,489)
Present value of lease liabilities	$22,696

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

For the year ended December 31, 2021, the Company made $1.2 million of fixed lease payments and $0.0 million of variable lease payments related to hotel ground leases, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the year ended December 31, 2021, the Company made $0.8 million of fixed lease payments related to its corporate office lease, which are included in general and administrative expense in our consolidated statement of operations.

The following tables include information regarding the right of use assets and lease liabilities of the Company as of December 31, 2021:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2021	$20,641	$23,233
Amortization	(656)	(537)
Balance as of December 31, 2021	$19,985	$22,696

Lease Term and Discount Rate	December 31, 2021

Weighted-average remaining lease term (years)	40.55
Weighted-average discount rate	6.60%

14.    Commitments and Contingencies

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

Chatham RIMV LLC (a wholly owned subsidiary of the Company) is a defendant in a lawsuit brought by the City of San Diego and other related entities, San Diego Housing Commission et al. v. Neil et al. (Superior Court of California, County of San Diego, Case No. 37-2021-00033006-CU-BC-CTL) filed in connection with the sale of the Residence Inn Mission Valley to the City of San Diego. The City of San Diego is seeking a return of monies spent on the acquisition as well as a declaration that the purchase agreement executed in connection with the acquisition is void. At the time of this filing, the City of San Diego and the other Plaintiffs have made no allegations of wrongdoing by Chatham RIMV LLC or any other Company entity. We believe this lawsuit is without merit and we are defending our case vigorously. As of December 31, 2021, we have accrued $40 thousand related to legal costs incurred to date. At this time we believe potential future costs related to this lawsuit are not probable and estimable.
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

As of December 31, 2021, terms of the Company's management agreements are (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Dallas-Market Center	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	$1,000	$1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	$1,000	$1,000	1.0%
Residence Inn White Plains	IHM	3.0%	$1,000	$750	1.0%
Residence Inn New Rochelle	IHM	3.0%	$1,000	$750	1.0%
Residence Inn Garden Grove	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	$1,000	$550	1.0%
Courtyard Houston	IHM	3.0%	$1,000	$550	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	$1,500	$1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	$1,200	$1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	$1,200	$1,000	1.0%
Springhill Suites Savannah	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Addison	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard West University Houston	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn West University Houston	IHM	3.0%	$1,200	$1,000	1.0%
Hilton Garden Inn Burlington	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Dallas	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
Management fees totaled approximately $7.2 million, $5.3 million and $10.8 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Incentive management fees paid to IHM for the years ended years ended December 31, 2021, 2020 and 2019 were $0.0 million, $0.0 million and $0.1 million, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Terms of the Company's franchise agreements are as of December 31, 2021:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Dallas-Market Center	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	5.5%	4.3%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
Springhill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Courtyard West University Houston	5.5%	2.0%	2029
Residence Inn West University Houston	6.0%	2.5%	2024
Hilton Garden Inn Burlington	5.5%	4.3%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	5.5%	4.0%	2037
Courtyard Summerville	6.0%	2.5%	2037
Embassy Suites Springfield	5.5%	4.0%	2037
Residence Inn Summerville	6.0%	2.5%	2038
Courtyard Dallas	4.0% to 6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	5.5% to 6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	3.0% to 5.5%	2.0%	2041
Franchise and marketing/program fees totaled approximately $16.6 million, $11.6 million and $25.9 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

15.    Related Party Transactions
Prior to March 18, 2021, Mr. Fisher owned 52.5% of IHM. During the year ended December 31, 2021, Mr. Fisher acquired the remaining 47.5% ownership interest and as of December 31, 2021, Mr. Fisher owns 100% of IHM. As of December 31, 2021, the Company had hotel management agreements with IHM to manage all 41 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2021, 2020 and 2019 were $7.2 million, $5.3 million and $10.8 million, respectively. At December 31, 2021 and 2020, the amounts due to IHM were $0.3 million and $0.3 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2021, 2020 and 2019 were $0.0 million, $0.0 million and $0.1 million, respectively.
Cost reimbursements from unconsolidated entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, the Inland JV and IHM. These costs relate primarily to corporate payroll costs at the NewINK JV and the Inland JV where the Company was the employer and office expenses shared with these entities and IHM. Various shared office expenses and rent are paid by the Company and allocated to IHM based on the amount of square footage occupied by each entity. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements are recorded based upon the occurrence of a reimbursed activity.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$5,212	$1,834	$12,412	$14,246	$12,412	$4,736	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	15,114	1,470	10,555	48	3,993	1,518	14,548	16,066	14,548	4,545	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	4,277	3,519	18,237	21,756	18,237	6,109	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	3,802	1,537	13,102	14,639	13,102	4,459	1998	(1)
Homewood Suites Dallas - Market Center, Dallas, TX	2010	—	2,500	7,583	30	4,518	2,530	12,101	14,631	12,101	3,959	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	3,662	1,417	13,037	14,454	13,037	4,060	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	17,058	3,200	12,709	60	3,147	3,260	15,856	19,116	15,856	4,473	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,321	2,200	20,086	22,286	20,086	6,124	2004	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	9,585	2,200	27,262	29,462	27,262	8,834	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	—	—	20,281	9	6,934	9	27,215	27,224	27,215	7,779	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	30,839	7,109	35,484	57	5,518	7,166	41,002	48,168	41,002	10,869	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	14,808	5,999	24,764	6	5,602	6,005	30,366	36,371	30,366	8,957	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	28	6,477	6,111	28,540	34,651	28,540	8,836	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	20,243	5,752	28,917	—	2,752	5,752	31,669	37,421	31,669	8,215	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	369	4,315	23,033	27,348	23,033	5,235	2011	(1)
Courtyard Houston - Houston, TX	2013	16,673	5,600	27,350	—	2,947	5,600	30,297	35,897	30,297	6,935	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	20,515	3,000	35,576	5	1,506	3,005	37,082	40,087	37,082	8,037	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	189	1,904	12,539	14,443	12,539	2,675	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	675	4,105	23,775	27,880	23,775	5,153	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	42,089	13,800	56,957	—	2,444	13,800	59,401	73,201	59,401	12,596	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	28,873	2,400	36,050	1	1,703	2,401	37,753	40,154	37,753	8,056	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	62,374	42,652	45,846	—	6,016	42,652	51,862	94,514	51,862	24,462	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	68,054	46,474	50,380	—	7,428	46,474	57,808	104,282	57,808	26,790	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	46,781	38,420	31,352	—	5448	38,420	36,800	75,220	36,800	16,780	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	36,481	22,019	31,813	—	10,244	22,019	42,057	64,076	42,057	19,466	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	1,868	3,700	28,168	31,868	28,168	5,452	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	2,645	2,413	24,199	26,612	24,199	4,791	2000	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Courtyard West University - Houston, TX	2014	—	2,012	17,916	—	1451	2,012	19,367	21,379	19,367	3,542	2004	(1)
Residence Inn West University - Houston, TX	2014	—	3,640	25,631	—	1,688	3,640	27,319	30,959	27,319	5,270	2004	(1)
Hilton Garden Inn Burlington - Burlington, MA	2014	—	4,918	27,193	—	(3,850)	4,918	23,343	28,261	23,343	5,685	1975	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	10	2,134	10	91,174	91,184	91,174	15,987	2009	(1)
Hilton Garden Inn - Marina del Rey, CA	2015	20,024	—	43,210	—	917	—	44,127	44,127	44,127	7,078	2013	(1)
Residence Inn - Dedham, MA	2015	—	4,230	17,304	—	2,159	4,230	19,463	23,693	19,463	3,209	1998	(1)
Residence Inn - Ft. Lauderdale, FL	2015	—	9,200	24,048	14	1,987	9,214	26,035	35,249	26,035	4,241	2008	(1)
Warner Center - Woodland Hills, CA	2017	35,007	6,500	—	99	—	6,599	—	6,599	—	—
Hilton Garden Inn - Portsmouth, NH	2017	—	3,600	37,630	—	610	3,600	38,240	41,840	38,240	4,107	2006	(1)
Courtyard - Summerville, SC	2017	—	2,500	16,923	7	220	2,507	17,143	19,650	17,143	1772	2014	(1)
Embassy Suites - Springfield, VA	2017	—	7,700	58,807	—	416	7,700	59,223	66,923	59,223	6,029	2013	(1)
Residence Inn - Summerville, SC	2018	—	2,300	17,060	—	256	2,300	17,316	19,616	17,316	1,478	2018	(1)
Courtyard Dallas Downtown - Dallas, TX	2018	—	2,900	42,760	—	140	2,900	42,900	45,800	42,900	3,300	2018	(1)
Silicon Valley III - Sunnyvale, CA	2018	—	8,171	—	—	—	8,171	—	8,171	—	—
Residence Inn Austin Northwest/The Domain Area - Austin, TX	2021	—	2,400	33,346	—	84	2,400	33,430	35,830	33,430	346	2016	(1)
TownePlace Suites Austin Northwest/The Domain Area - Austin, TX	2021	—	2,300	29,347	—	59	2,300	29,406	31,706	29,406	304	2021	(1)

Grand Total(s)			$297,827	$1,140,140	$540	$118,553	$298,367	$1,258,693	$1,557,060	$1,258,693	$300,731

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

- continued -

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2021	2020	2019	2018	2017	2016	2015
Balance at the beginning of the year	$1,488,830	$1,520,189	$1,510,864	$1,431,374	$1,320,273	$1,306,192	1,105,504
Acquisitions	67,393	—	8,171	65,020	133,660	—	187,032
Dispositions during the year	—	(52,770)	(17,889)	—	(33,053)	—	—
Capital expenditures and transfers from construction-in-progress	837	21,411	19,043	14,470	10,494	14,081	13,656
Investment in Real Estate	$1,557,060	$1,488,830	$1,520,189	$1,510,864	$1,431,374	$1,320,273	$1,306,192

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:
	2021	2020	2019	2018	2017	2016	2015
Balance at the beginning of the year	$257,344	$224,339	$187,780	$148,071	$116,866	$83,245	50,910
Depreciation and amortization	43,387	42,145	41,908	39,709	36,401	33,621	32,335
Dispositions during the year	—	(9,140)	(5,349)	—	(5,196)	—	—
Balance at the end of the year	$300,731	$257,344	$224,339	$187,780	$148,071	$116,866	$83,245

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,557,212 as of December 31, 2021.