Form 10-Q
period 2022-03-31
Chatham Lodging Trust
filed 2022-05-04
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2022
Common Shares of Beneficial Interest ($0.01 par value per share)	48,805,149

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Investment in hotel properties, net	$1,373,643	$1,282,870
Investment in hotel properties under development	—	67,554
Cash and cash equivalents	18,149	19,188
Restricted cash	8,296	10,681
Right of use asset, net	19,816	19,985
Hotel receivables (net of allowance for doubtful accounts of $288 and $382, respectively)	3,628	3,003
Deferred costs, net	4,646	4,627
Prepaid expenses and other assets	9,530	2,791
Total assets	$1,437,708	$1,410,699
Liabilities and Equity:
Mortgage debt, net	$437,067	$439,282
Revolving credit facility	110,000	70,000
Construction loan	38,450	35,007
Accounts payable and accrued expenses	23,842	27,718
Lease liability, net	22,554	22,696
Distributions payable	1,656	1,803
Total liabilities	633,569	596,506
Commitments and contingencies (Note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,804,585 and 48,768,890 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	488	487
Additional paid-in capital	1,047,031	1,048,070
Accumulated deficit	(262,536)	(251,103)
Total shareholders’ equity	785,031	797,502
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	19,108	16,691
Total equity	804,139	814,193
Total liabilities and equity	$1,437,708	$1,410,699
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenue:
Room	$50,164	$29,390
Food and beverage	1,415	363
Other	2,980	1,574
Reimbursable costs from unconsolidated entities	326	787
Total revenue	54,885	32,114
Expenses:
Hotel operating expenses:
Room	11,594	7,166
Food and beverage	1,047	284
Telephone	402	400
Other hotel operating	732	365
General and administrative	5,350	3,812
Franchise and marketing fees	4,408	2,598
Advertising and promotions	1,189	757
Utilities	2,888	2,287
Repairs and maintenance	3,445	2,461
Management fees	1,918	1,196
Insurance	710	648
Total hotel operating expenses	33,683	21,974
Depreciation and amortization	15,036	13,334
Property taxes, ground rent and insurance	4,958	5,879
General and administrative	3,942	3,530
Other charges	250	55
Reimbursable costs from unconsolidated entities	326	787
Total operating expenses	58,195	45,559
Operating loss before loss on sale of hotel property	(3,310)	(13,445)
Loss on sale of hotel property	—	(43)
Operating loss	(3,310)	(13,488)
Interest and other income	—	74
Interest expense, including amortization of deferred fees	(6,389)	(6,470)
Loss from unconsolidated real estate entities	—	(1,231)
Gain on sale of investment in unconsolidated real estate entities	—	23,817
(Loss) income before income tax expense	(9,699)	2,702
Income tax expense	—	—
Net (loss) income	(9,699)	2,702
Net loss (income) attributable to noncontrolling interests	253	(46)
Net (loss) income attributable to Chatham Lodging Trust	(9,446)	2,656
Preferred dividends	(1,987)	—
Net (loss) income attributable to common shareholders	$(11,433)	$2,656

(Loss) Income per Common Share - Basic:
Net (loss) income attributable to common shareholders (Note 11)	$(0.23)	$0.06
(Loss) Income per Common Share - Diluted:
Net (loss) income attributable to common shareholders (Note 11)	$(0.23)	$0.06
Weighted average number of common shares outstanding:
Basic	48,787,519	47,224,972
Diluted	48,787,519	47,368,518
Distributions declared per common share:	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended March 31, 2021 and 2022
	Preferred Shares		Common Shares		Additional Paid - In Capital	Retained earnings (distributions in excess of retained earnings)	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	—	$—	46,973,473	$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
Issuance of shares pursuant to Equity Incentive Plan	—	—	40,203	—	450	—	450	—	450
Issuance of common shares, net of offering costs of $518	—	—	1,504,525	15	20,761	—	20,776	—	20,776
Amortization of share based compensation	—	—	—	—	7	—	7	1,031	1,038
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	40	40
Reallocation of noncontrolling interest	—	—	—	—	2,507	—	2,507	(2,507)	—
Net income	—	—	—	—	—	2,656	2,656	46	2,702
Balance, March 31, 2021	—	$—	48,518,201	$485	$929,725	$(226,062)	$704,148	$13,318	$717,466

Balance, January 1, 2022	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
Issuance of common shares pursuant to Equity Incentive Plan	—	—	34,672	1	486	—	487	—	487
Issuance of common shares, net of offering costs of $28	—	—	1,023	—	(14)	—	(14)	—	(14)
Amortization of share based compensation	—	—	—	—	10	—	10	1,149	1,159
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	(1,521)	—	(1,521)	1,521	—
Net loss	—	—	—	—	—	(9,446)	(9,446)	(253)	(9,699)
Balance, March 31, 2022	4,800,000	$48	48,804,585	$488	$1,047,031	$(262,536)	$785,031	$19,108	$804,139

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(9,699)	$2,702
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,970	13,274
Amortization of deferred franchise fees	66	60
Amortization of deferred financing fees included in interest expense	358	480
Loss on sale of hotel property	—	43
Gain on sale of investment in unconsolidated real estate entities	—	(23,817)
Share based compensation	1,294	1,156
Loss from unconsolidated real estate entities	—	1,231
Changes in assets and liabilities:
Right of use asset	169	161
Hotel receivables	(625)	(818)
Deferred costs	(206)	—
Prepaid expenses and other assets	(6,740)	(4,617)
Accounts payable and accrued expenses	(3,620)	(1,797)
Lease liability	(142)	(130)
Net cash used in operating activities	(4,175)	(12,072)
Cash flows from investing activities:
Improvements and additions to hotel properties	(4,131)	(1,115)
Acquisition of hotel properties	(31,013)	—
Investment in hotel properties under development	(2,947)	(8,889)
Proceeds from sale of unconsolidated real estate entity	—	2,800
Net cash used in investing activities	(38,091)	(7,204)
Cash flows from financing activities:
Borrowings on revolving credit facility	40,000	8,000
Repayments on revolving credit facility	—	(23,300)
Borrowings on construction loan	3,443	8,432
Payments on mortgage debt	(2,280)	(2,300)
Payment of financing costs	(173)	(142)
Payment of offering costs on common shares	(28)	(518)
Proceeds from issuance of common shares	14	21,294
Distributions-common shares/units	(147)	(281)
Distributions-preferred shares	(1,987)	—
Net cash provided by financing activities	38,842	11,185
Net change in cash, cash equivalents and restricted cash	(3,424)	(8,091)
Cash, cash equivalents and restricted cash, beginning of period	29,869	31,453
Cash, cash equivalents and restricted cash, end of period	$26,445	$23,362
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,355	$6,698
Capitalized interest	$330	$690
Cash paid for income taxes	$53	$2
-continued-
Supplemental disclosure of non-cash investing and financing information (dollars in thousands):
On January 18, 2022, the Company issued 34,672 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2021. On January 15, 2021, the Company issued 40,203 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2020.
As of March 31, 2022, the Company had accrued distributions payable of $1,656. As of March 31, 2021, the Company had accrued distributions payable of $147.
Accrued share based compensation of $135 and $118 is included in accounts payable and accrued expenses as of March 31, 2022 and 2021, respectively.
Accrued capital improvements of $1,095 and $3,507 are included in accounts payable and accrued expenses as of March 31, 2022 and 2021, respectively.

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
As of March 31, 2022, the Company owned 43 hotels with an aggregate of 6,451 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels with an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million.
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
The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of March 31, 2022, Island Hospitality Management LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all 43 of the Company’s hotels.

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is evaluating the impact that ASU 2020-04 will have on its consolidated financial statements and related disclosures.

3.    Acquisition of Hotel Properties
On March 8, 2022, the Company acquired the Hilton Garden Inn Destin Miramar Beach ("HGI Destin") hotel property in Miramar Beach, FL for $31.0 million. The Company allocated the purchase price of the hotel based on the estimated fair values of the assets on the date of acquisition. Property acquisition costs of $13 thousand were capitalized in 2022.
On August 3, 2021, the Company acquired both the Residence Inn Austin Northwest/The Domain Area ("RI Austin") hotel property in Austin, TX for $37.0 million and the TownePlace Suites Austin Northwest/The Domain Area ("TPS Austin") hotel property in Austin, TX for $34.3 million. The Company allocated the purchase price of each hotel based on the estimated fair values of the assets on the date of acquisition. Property acquisition costs of $0.1 million were capitalized in 2021.

4.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.3 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.

5.    Investment in Hotel Properties

Investment in hotel properties,net

Investment in hotel properties, net as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land and improvements	$302,640	$291,768
Building and improvements	1,344,843	1,258,845
Furniture, fixtures and equipment	102,299	91,110
Renovations in progress	5,553	7,869
	1,755,335	1,649,592
Less: accumulated depreciation	(381,692)	(366,722)
Investment in hotel properties, net	$1,373,643	$1,282,870

Investment in hotel properties under development

On January 24, 2022, the Company opened the newly developed Home2 Suites by Hilton Woodland Hills Los Angeles ("Home2 Woodland Hills"). We incurred $70.7 million of costs to develop the hotel, which included $6.6 million of land acquisition costs and $64.1 million of other development costs.

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

The following table sets forth the combined components of net loss, including the Company’s share, related to the NewINK JV and the Inland JV for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended
	March 31,
	2022	2021
Revenue	$—	$24,690
Total hotel operating expenses	—	24,106
Hotel operating income	$—	$584
Loss from continuing operations	$—	$(13,109)
Net loss	$—	$(13,109)

Loss allocable to the Company	$—	$(1,347)
Basis difference adjustment	—	116
Total loss from unconsolidated real estate entities attributable to the Company	$—	$(1,231)

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	3/31/22 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2022	December 31, 2021
Revolving Credit Facility (1)	3.33%	March 8, 2023	$693,802	$110,000	$70,000
Construction loan (2)	7.95%	August 4, 2024	69,648	38,450	35,007
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	27,902	14,706	14,808
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	29,661	20,101	20,243
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	29,115	16,554	16,673
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	32,409	20,379	20,515
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	60,810	41,848	42,089
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	39,253	30,673	30,839
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	70,848	62,096	62,374
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	78,643	67,750	68,054
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	59,094	46,572	46,781
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	44,531	36,318	36,481
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	32,276	28,743	28,873
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	36,963	19,900	20,024
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	12,022	15,036	15,114
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,926	16,969	17,058

Total debt before unamortized debt issue costs			$1,331,903	$586,095	$544,933
Unamortized mortgage debt issue costs				(578)	(644)
Total debt outstanding				$585,517	$544,289

1.The interest rate for the revolving credit facility is variable and based on LIBOR (subject to a 0.5% floor) plus a spread of 2.5% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. At March 31, 2022 and December 31, 2021, the Company had $110.0 million and $70.0 million, respectively, of outstanding borrowings under its $250.0 million revolving credit facility. Credit facility lenders representing $227.5 million of commitments have provided two six-month extension options that would extend the final maturity to March 8, 2024, if exercised. The credit facility is currently secured by equity pledges in properties that do not serve as collateral for other secured debt.
2.On August 4, 2020, a subsidiary of Chatham entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a $40 million loan to fund the remaining construction costs of the Home2 Woodland Hills hotel development. The loan has an initial term of 4 years and there are two six-month extension options. The interest rate on the loan is LIBOR, subject to a 0.25% floor, plus a spread of 7.5%.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2022 and December 31, 2021 was $429.4 million and $443.4 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2022, the Company’s variable rate debt consisted of its revolving credit facility and construction loan. The estimated fair value of the Company’s variable rate debt as of March 31, 2022 and December 31, 2021 was $148.5 million and $105.0 million, respectively.

On October 26, 2021, Chatham executed an amendment to its credit facility which extended a waiver of financial covenants until June 30, 2022, provided for the immediate exercise of an option to extend the maturity of the entire $250.0 million credit facility through March 8, 2023, and added two six-month options to further extend the maturity of the credit facility through March 8, 2024 from lenders representing $227.5 million of commitments. In conjunction with the amendment, Chatham provided credit facility lenders with equity pledges on three unencumbered hotels. The spread on the credit facility did not change as a result of the amendment. The amendment places limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200.0 million and a spread of 3.0% if borrowings exceed $200.0 million. As of March 31, 2022, the Company was in compliance with all of its modified financial covenants.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2022, the debt service coverage ratios or debt yields for eight of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of March 31, 2022, one of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.
Future scheduled principal payments of debt obligations as of March 31, 2022, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2022 (remaining nine months)	$6,969
2023	227,919
2024	335,260
2025	15,947
2026	—
Thereafter	—
Total debt before unamortized debt issue costs	$586,095
Unamortized mortgage debt issue costs	(578)
Total debt outstanding	$585,517

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Home2 Woodland Hills hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statement of operations. As of March 31, 2022, the fair value of the interest rate caps were $0.3 million.

8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three months ended March 31, 2022 and 2021.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2022. As of March 31, 2022, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

9.    Dividends Declared and Paid

Common Dividends

The Company suspended common dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. There were no common share dividends declared during the three months ended March 31, 2022 and 2021.

Preferred Dividends

During the three months ended March 31, 2022, the Company declared dividends of $0.41406 per share of 6.625% Series A Cumulative Redeemable Preferred Shares. There were no preferred share dividends declared during the three months ended March 31, 2021. The preferred share dividends paid during the three months ended March 31, 2022 were as follows:

	Record Date	Payment Date	Dividend per Preferred Share
March	3/31/2022	4/18/2022	$0.41406

1st Quarter 2022			$0.41406

10.    Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of March 31, 2022, 48,804,585 common shares were outstanding.
In December 2017, we established an "at-the-market" equity offering program (the "Prior ATM Program") whereby, from time to time, we could publicly offer and sell our common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We filed a registration statement for a new $100 million ATM program (the "ATM Program") on January 5, 2021 to replace the prior program. At the same time, the Company entered into sales agreements with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents. The Company did not issue any shares under its ATM Program during the three months ended March 31, 2022. As of March 31, 2022, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "Current DRSPP" and together with the Prior DRSPP, the "DRSPPs") on December 22, 2020 to replace the prior program. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPPs. During the three months ended March 31, 2022, the Company issued 1,023 common shares under the Current DRSPP at a weighted average price of $13.67, which generated $14 thousand of proceeds. As of March 31, 2022, there was approximately $47.9 million in common shares available for issuance under the Current DRSPP.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of March 31, 2022, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended March 31, 2022, the Company accrued preferred share dividends of $2.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of March 31, 2022, there were 1,214,759 vested Operating Partnership LTIP units held by current and former employees.

11.    Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2022	2021
Numerator:
Net (loss) income attributable to common shareholders	$(11,433)	$2,656
Dividends paid on unvested shares and units	—	—
Net (loss) income attributable to common shareholders	$(11,433)	$2,656
Denominator:
Weighted average number of common shares - basic	48,787,519	47,224,972
Unvested shares and units	—	143,546
Weighted average number of common shares - diluted	48,787,519	47,368,518
Basic (loss) income per Common Share:
Net (loss) income attributable to common shareholders per weighted average basic common share	$(0.23)	$0.06
Diluted (loss) income per Common Share:
Net (loss) income attributable to common shareholders per weighted average diluted common share	$(0.23)	$0.06

12.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended and restated as of May 17, 2013 to increase the maximum number of shares available under the plan to 3,000,000 shares. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2022 and 2021, the Company issued 34,672 and 40,203 common shares, respectively, to its independent trustees as compensation for services performed in 2021 and 2020, respectively. As of March 31, 2022, there were 165,149 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the three months ended March 31, 2022 and the year ended December 31, 2021 is as follows:

	For the three months ended		For the year ended
	March 31, 2022		December 31, 2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	10,000	$11.47	1,667	$17.40
Granted	—	—	10,000	11.47
Vested	—	—	(1,667)	17.40
Forfeited	—	—	—	—
Non-vested at end of the period	10,000	$11.47	10,000	$11.47

As of March 31, 2022 and December 31, 2021, there were $90 thousand and $100 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2022, these costs were expected to be recognized over a weighted–average period of approximately 2.4 years. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $10 thousand and $7 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP Unit awards for the three months ended March 31, 2022 and the year ended December 31, 2021 is as follows:

	For the three months ended		For the year ended
	March 31, 2022		December 31, 2021
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	764,178	$15.00	669,609	$15.73
Granted	380,004	16.08	330,945	14.55
Vested	(238,657)	16.61	(219,451)	16.39
Forfeited	—	—	(16,925)	17.02
Non-vested at end of the period	905,525	$15.03	764,178	$15.00

Time-Based LTIP Awards

On March 1, 2022, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 152,004 time-based awards (the “2022 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP Unit Awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP Units that comprise the 2022 Time-Based LTIP Unit Awards and the prior year LTIP unit Awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2022, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 228,000 performance-based awards (the "2022 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $18.58 per 2022 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2022 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2022 and ending on February 28, 2025. The 2022 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

	Relative TSR Hurdles (Percentile)	Payout Percentage
Threshold	25th	50%
Target	55th	100%
Maximum	80th	200%
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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value Per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
2017 Time-Based LTIP Unit Awards	3/1/2017	89,574	$18.53	24%	—%	0.92%
2017 Performance-Based LTIP Unit Awards	3/1/2017	134,348	$19.65	25%	5.8%	1.47%
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.2%	2.37%
2019 Time-Based LTIP Unit Awards	3/1/2019	88,746	$18.45	21%	—%	2.57%
2019 Performance-Based LTIP Unit Awards	3/1/2019	133,107	$18.91	21%	6.2%	2.55%
2020 Time-Based LTIP Unit Awards	3/1/2020	130,206	$13.05	20%	—%	1.06%
2020 Performance-Based LTIP Unit Awards	3/1/2020	195,301	$13.66	20%	8.1%	0.90%
2021 Time-Based LTIP Unit Awards	3/1/2021	132,381	$12.52	78%	—%	0.08%
2021 Performance-Based LTIP Unit Awards	3/1/2021	198,564	$15.91	64%	3.4%	0.30%
2022 Time-Based LTIP Unit Awards	3/1/2022	152,004	$12.33	80%	—%	1.01%
2022 Performance-Based LTIP Unit Awards	3/1/2022	228,000	$18.58	66%	3.5%	1.44%

The Company recorded $1.1 million and $1.0 million in compensation expense related to the LTIP units for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was $10.4 million and $5.4 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.4 years, which represents the weighted average remaining vesting period of the LTIP units.

13.     Leases

The Residence Inn Gaslamp hotel property is subject to a ground lease with an expiration date of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $44,400 per month and increase 10% every five years. The hotel is subject to annual supplemental rent payments calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle hotel property is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2022 is approximately $31,000 per quarter.
The Hilton Garden Inn Marina del Rey hotel property is subject to a ground lease with an expiration date of December 31, 2067. Minimum monthly payments are currently approximately $47,500 per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of 5 years each. The Company shares the space with a related party and is reimbursed for the pro-rata share of rentable space occupied by the related party.

The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of March 31, 2022. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of March 31, 2022, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2022 (remaining nine months)	$1,557
2023	2,093
2024	2,115
2025	2,186
2026	1,894
Thereafter	64,825
Total lease payments	$74,670
Less: Imputed interest	(52,116)
Present value of lease liabilities	$22,554

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of December 31, 2021, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2022	$2,072
2023	2,093
2024	2,115
2025	2,186
2026	1,894
Thereafter	64,825
Total lease payments	$75,185
Less: Imputed interest	(52,489)
Present value of lease liabilities	$22,696

The Company incurred $0.3 million of fixed lease payments and $0.1 million of variable lease payments for the three months ended March 31, 2022, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of March 31, 2022 (in thousands):

	Right of Use Asset	Lease Liability
Balance as of January 1, 2022	$19,985	$22,696
Amortization	(169)	(142)
Balance as of March 31, 2022	$19,816	$22,554

Lease Term and Discount Rate	March 31, 2022

Weighted-average remaining lease term (years)	40.56
Weighted-average discount rate	6.61%

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

Chatham RIMV LLC (a wholly owned subsidiary of the Company) is a defendant in a lawsuit brought by the City of San Diego and other related entities, San Diego Housing Commission et al. v. Neil et al. (Superior Court of California, County of San Diego, Case No. 37-2021-00033006-CU-BC-CTL), filed in connection with the sale of the Residence Inn Mission Valley to the City of San Diego. The City of San Diego is seeking a return of monies spent on the acquisition as well as a declaration that the purchase agreement executed in connection with the acquisition is void. At the time of this filing, the City of San Diego and the other Plaintiffs have made no allegations of wrongdoing by Chatham RIMV LLC or any other Company entity. We believe this lawsuit is without merit and we are defending our case vigorously. For the three months ended March 31, 2022, we have incurred $114 thousand of legal costs related to this matter. At this time we believe potential future costs related to this lawsuit are not probable and estimable.
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
Management fees totaled approximately $1.9 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $4.4 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being January 2032.

15.    Related Party Transactions

Prior to March 18, 2021, Mr. Fisher owned 52.5% of IHM. During the three months ended March 31, 2021, Mr. Fisher acquired the remaining 47.5% ownership interest and as of March 31, 2022, Mr. Fisher owns 100% of IHM. As of March 31, 2022, the Company had hotel management agreements with IHM to manage all 43 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2022 and 2021 were $1.9 million and $1.2 million, respectively. At March 31, 2022 and December 31, 2021, the amounts due to IHM were $0.6 million and $0.3 million, respectively.
Cost reimbursements from unconsolidated entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, Inland JV, and IHM. These costs relate primarily to corporate payroll costs at the NewINK JV and Inland JV where the Company is the employer and office expenses shared with these entities and IHM. Various shared office expenses and rent are paid by the Company and allocated to IHM based on the amount of square footage occupied by each entity. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements are recorded based upon the occurrence of a reimbursed activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

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

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements, including those with regard to the potential future impact of the COVID-19 pandemic, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the COVID-19 pandemic on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The COVID-19 pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the COVID-19 pandemic at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, and the possibility of additional subsequent widespread outbreaks and variant strains and the impact of actions taken in response, and the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity. Some factors that might cause such a difference include the following: local, national and global economic conditions, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the COVID-19 pandemic, the impact of and changes to various government programs, including in response to COVID-19, the restoration of public confidence in domestic and international travel and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

Overview

We are a self-advised hotel investment company organized in October 2009 that commenced operations in April 2010. Our investment strategy is to invest in upscale extended-stay and premium-branded select-service hotels in geographically diverse markets with high barriers to entry near strong demand generators. We may acquire portfolios of hotels or single hotels. We expect that a significant portion of our portfolio will consist of hotels in the upscale extended-stay or select-service categories, including brands such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Hyatt Place®, Courtyard by Marriott®, SpringHill Suites by Marriott®, Hilton Garden Inn by Hilton®, Embassy Suites®, Hampton Inn®, Hampton Inn and Suites®, Home2 Suites by Hilton® and TownePlace Suites by Marriott®.

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

At March 31, 2022, our leverage ratio was 32.4% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the high 20s and the low 50s. As of March 31, 2022, we have total debt of $586.1 million at an average interest rate of approximately 4.6%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

The lodging industry has been severely impacted by the COVID-19 pandemic and there has been a significant decline in travel relative to 2019, but trends are improving and we expect continued strong growth in 2022 relative to 2021. Smith Travel Research reported that U.S. lodging industry RevPAR increased 67.2% for the three months ended March 31, 2022, with RevPAR up 66.4% in January 2022, up 74.8% in February 2022 and up 62.1% in March 2022. We expect that over the remainder of 2022, RevPAR will continue to increase significantly versus 2021 and 2020, but remain below the RevPAR levels achieved in 2019.

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

Results of operations for the three months ended March 31, 2022 include the operating activities of our 41 wholly owned hotels that were owned for the entire period, one hotel located in Miramar Beach, FL which was acquired on March 8, 2022, and one hotel located in Los Angeles, CA which was developed and opened on January 24, 2022. We acquired two hotels located in Austin, TX on August 3, 2021. We sold our investment in the NewINK JV on March 18, 2021 and sold our investment in the Inland JV on September 23, 2021. The comparisons below are influenced by the COVID-19 pandemic, the acquisition of three hotels, the opening of one hotel, and the sale of our investments in the NewINK JV and the Inland JV.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2022	March 31, 2021	% Change
Room	$50,164	$29,390	70.7%
Food and beverage	1,415	363	289.8%
Other	2,980	1,574	89.3%
Cost reimbursements from unconsolidated entities	326	787	(58.6)%
Total revenue	$54,885	$32,114	70.9%

Total revenue was $54.9 million for the quarter ended March 31, 2022, up $22.8 million compared to total revenue of $32.1 million for the corresponding 2021 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic and the contribution from four additional hotels owned during the three months ended March 31, 2022. The four additional hotels contributed $3.9 million in total revenue during the three months ended March 31, 2022. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.4% and 91.5%, respectively, of total revenue for the three months ended March 31, 2022 and 2021. Room revenue was $50.2 million and $29.4 million for the three months ended March 31, 2022 and 2021, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic and the contribution from four additional hotels owned during the three months ended March 31, 2022.

Food and beverage revenue was $1.4 million for the quarter ended March 31, 2022, up $1.0 million compared to $0.4 million for the corresponding 2021 period. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic and the contribution from the four additional hotels owned during the three months ended March 31, 2022.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, was up $1.4 million for the three months ended March 31, 2022. Other operating revenue was $3.0 million and $1.6 million for the quarters ended March 31, 2022 and 2021, respectively. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic and the contribution from the four additional hotels owned during the three months ended March 31, 2022.

Reimbursable costs from unconsolidated entities were $0.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated entities included in operating expenses. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

As reported by Smith Travel Research, U.S. lodging industry RevPAR for the three months ended March 31, 2022 and 2021 increased 67.2% and decreased 27.7%, respectively, in the 2021 and 2020 periods as compared to the respective prior periods. Smith Travel Research reported that U.S. lodging industry RevPAR increased 66.4% in January 2022, up 74.8% in February 2022 and up 62.1% in March 2022. We expect that over the remainder of 2022, RevPAR will continue to increase significantly versus 2021 and 2020, but remain below the RevPAR levels achieved in 2019.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 41 hotels wholly owned by the Company as of March 31, 2022 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2022		2021		Percentage Change
	Same Property (41 hotels)	Actual (43 hotels)	Same Property (41 hotels)	Actual (39 hotels)	Same Property (41 hotels)	Actual (43/39 hotels)
Occupancy	60.4%	59.9%	52.7%	51.8%	14.6%	15.6%
ADR	$146.36	$146.29	$107.28	$106.83	36.4%	36.9%
RevPAR	$88.33	$87.64	$56.57	$55.35	56.1%	58.3%

For the three months ended March 31, 2022 same property RevPAR increased 56.1% due to an increase in ADR of 36.4% and an increase in occupancy of 14.4% primarily related to the recovery from the COVID-19 pandemic. Same property RevPAR increased 39.9% in January 2022, increased 65.8% in February 2022, and increased 60.6% in March 2022. Same property RevPAR was $66.51 in January 2022, $89.26 in February 2022, and $109.30 in March 2022.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2022	March 31, 2021	% Change
Hotel operating expenses:
Room	$11,594	$7,166	61.8%
Food and beverage	1,047	284	268.7%
Telephone	402	400	0.5%
Other hotel operating	732	365	100.5%
General and administrative	5,350	3,812	40.3%
Franchise and marketing fees	4,408	2,598	69.7%
Advertising and promotions	1,189	757	57.1%
Utilities	2,888	2,287	26.3%
Repairs and maintenance	3,445	2,461	40.0%
Management fees	1,918	1,196	60.4%
Insurance	710	648	9.6%
Total hotel operating expenses	$33,683	$21,974	53.3%

Hotel operating expenses increased $11.7 million, or 53.3%, to $33.7 million for the three months ended March 31, 2022 from $22.0 million for the three months ended March 31, 2021. The primary cause of the increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic and the contribution from four additional hotels owned during the three months ended March 31, 2022. The four additional hotels contributed $2.0 million in hotel operating expenses.

Room expenses, which are the most significant component of hotel operating expenses, increased $4.4 million from $7.2 million for the three months ended March 31, 2021 to $11.6 million for the three months ended March 31, 2022. The increase in room expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and the contribution from four additional hotels owned during the three months ended March 31, 2022.

The remaining hotel operating expenses increased $7.3 million, from $14.8 million for the three months ended March 31, 2021 to $22.1 million for the three months ended March 31, 2022. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and the contribution from four additional hotels owned during the three months ended March 31, 2022.

Depreciation and Amortization

Depreciation and amortization expense increased $1.7 million from $13.3 million for the three months ended March 31, 2021 to $15.0 million for the three months ended March 31, 2022. The increase was primarily due to the contribution from four additional hotels owned during the three months ended March 31, 2022. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased from $5.9 million for the three months ended March 31, 2021 to $5.0 million for the three months ended March 31, 2022. The decrease was related to significant reductions in property tax assessments as a result of the COVID-19 pandemic, partially offset by incremental expense from the four additional hotels owned during the three months ended March 31, 2022.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.3 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively) increased to $2.6 million for the three months ended March 31, 2022 from $2.4 million in the three months ended March 31, 2021.

Other Charges

Other charges increased from $0.1 million for the three months ended March 31, 2021 to $0.3 million for the three months ended March 31, 2022. Other charges for both periods primarily relate to the payment of insurance deductibles.

Reimbursable Costs from Unconsolidated Entities

Reimbursable costs from unconsolidated entities, comprised of corporate payroll and rent costs were $0.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated entities included in revenues. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $74 thousand from $74 thousand for the three months ended March 31, 2021 to $0 for the three months ended March 31, 2022. The decrease is primarily related to fees received for services provided to an entity, Castleblack, which was 97.5% owned by Colony and sold in March 2021.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.1 million from $6.5 million for the three months ended March 31, 2021 to $6.4 million for the three months ended March 31, 2022 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2022	March 31, 2021	% Change
Mortgage debt interest	$5,077	$5,356	(5.2)%
Credit facility interest and unused fees	1,013	1,014	(0.1)%
Interest rate cap	(244)	(40)	510.0%
Construction loan interest	539	350	54.0%
Capitalized interest	(330)	(690)	(52.2)%
Amortization of deferred financing costs	334	480	(30.4)%
Total	$6,389	$6,470	(1.3)%

The decrease in interest expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to a decrease in mortgage debt interest from the repayment of the mortgage loan on the Residence Inn New Rochelle in April 2021, a gain on the fair value of our interest rate caps due to a rising rate environment, and a decrease of the amortization of deferred financing costs due to the extension of the maturity of the revolving credit facility. This was partially offset by an increase in construction loan interest due to the increased outstanding principal amount compared to the prior period.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities was $1.2 million for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2022. The decrease in loss to $0 is due to the sale of the NewINK JV in 2021.

Gain on sale of investment in unconsolidated real estate entities

Gain on sale of investment in unconsolidated real estate entities decreased $23.8 million from $23.8 million for the three months ended March 31, 2021 to $0 for the three months ended March 31, 2022. The gain in 2021 is due to the sale of the NewINK JV.

Income Tax Expense

Income tax expense for the three months ended March 31, 2022 and 2021 was $0 and $0, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2022 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net (Loss) Income

Net loss was $9.7 million for the three months ended March 31, 2022, compared to net income of $2.7 million for the three months ended March 31, 2021. The change in net income (loss) was primarily due to an increase in occupancies and revenues at our hotels due to the continued recovery from the COVID-19 pandemic, and the sale of the NewINK JV which resulted in a large gain on sale of investment in unconsolidated real estate entities during the three months ended March 31, 2021, combined with the other factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2022 and 2021 (in thousands, except share data):

	For the three months ended
	March 31,
	2022	2021
Funds From Operations (“FFO”):
Net (loss) income	$(9,699)	$2,702
Preferred dividends	(1,987)	—
Net (loss) income attributable to common shares and common units	(11,686)	2,702
Loss on sale of hotel property	—	43
Gain on sale of investment in unconsolidated real estate entities	—	(23,817)
Depreciation	14,970	13,274
Adjustments for unconsolidated real estate entity items	—	568
FFO attributable to common share and unit holders	3,284	(7,230)
Other charges	250	55
Adjustments for unconsolidated real estate entity items	—	46
Adjusted FFO attributable to common share and unit holders	$3,534	$(7,129)
Weighted average number of common shares and units
Basic	49,845,825	48,019,747
Diluted	50,042,723	48,019,747

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
We also present Adjusted EBITDA, which includes additional adjustments for items such as other charges, gains or losses on extinguishment of indebtedness, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor's understanding of our performance.

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended
	March 31,
	2022	2021
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net (loss) income	$(9,699)	$2,702
Interest expense	6,389	6,470
Depreciation and amortization	15,036	13,334
Adjustments for unconsolidated real estate entity items	—	1,184
EBITDA	11,726	23,690
Loss on sale of hotel property	—	43
Gain on sale of investment in unconsolidated real estate entities	—	(23,817)
EBITDAre	11,726	(84)
Other charges	250	55
Adjustments for unconsolidated real estate entity items	—	46
Share based compensation	1,294	1,156
Adjusted EBITDA	$13,270	$1,173

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
The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

		For the three months ended
		March 31,
		2022	2021

Net (loss) income		$(9,699)	$2,702
Add:	Interest expense	6,389	6,470
	Depreciation and amortization	15,036	13,334
	Corporate general and administrative	3,942	3,530
	Other charges	250	55
	Loss from unconsolidated real estate entities	—	1,231
	Loss on sale of hotel property	—	43
Less:	Interest and other income	—	(74)
	Gain on sale of investment in unconsolidated real estate entities	—	(23,817)
	Adjusted Hotel EBITDA	$15,918	$3,474

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

Cash, cash equivalents, and restricted cash totaled $26.4 million as of March 31, 2022, a decrease of $3.5 million from December 31, 2021, primarily due to net cash used in operating activities of $4.2 million, net cash used in investing activities of $38.1 million, and net cash provided by financing activities $38.8 million.

Cash from Operations

Net cash flows used in operating activities increased $7.9 million to ($4.2) million during the three months ended March 31, 2022 compared to ($12.1) million during the three months ended March 31, 2021. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated RevPAR growth of 56.1% in the first quarter of 2022 versus the first quarter of 2021.

Investing Activities Cash Flows

Net cash flows used in investing activities increased $30.9 million to ($38.1) million during the three months ended March 31, 2022 compared to ($7.2) million during the three months ended March 31, 2021. For the three months ended March

31, 2022, net cash flows used in investing activities of $38.1 million consisted of $31.0 million related to the acquisitions of the HGI Destin hotel, $4.1 million related to capital improvements on our 43 wholly owned hotels, and $2.9 million related to the development of the Home2 Woodland Hills. For the three months ended March 31, 2021, net cash flows used in investing activities of $7.2 million consisted of $1.1 million related to capital improvements on our 39 wholly owned hotels, $8.9 million related to the development of the Home2 Woodland Hills, offset by $2.8 million of proceeds from the sale of an unconsolidated real estate entity (the NewINK JV).

We expect to invest approximately $19.6 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2022, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows provided by financing activities increased $27.6 million to $38.8 million during the three months ended March 31, 2022 compared to $11.2 million during the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash flows provided by financing activities of $38.8 million were comprised of borrowings on our credit facility of $40.0 million, net borrowing on our construction loan of $3.4 million, offset by principal payments on mortgage debt of $2.3 million, payments of deferred financing and offering costs of $0.2 million, and distributions on preferred shares of $2.0 million. For the three months ended March 31, 2021, net cash flows provided by financing activities $11.2 million were comprised of net repayments on our credit facility of $15.3 million, net borrowing on our construction loan of $8.4 million, $21.3 million of common equity proceeds raised through sales under our DRSPPs and ATM Program, offset by principal payments on mortgage debt of $2.3 million, payments of deferred financing and offering costs of $0.7 million, and distributions to unit holders of $0.3 million.

We declared total dividends of $0 and $0 per common share and LTIP unit, respectively, for the three months ended March 31, 2022, and $0 and $0 per common share and LTIP unit, respectively, for the three months ended March 31, 2021. We declared total dividends of $0.41406 and $0 per Series A preferred share for the three months ended March 31, 2022 and 2021, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•At March 31, 2022, we had total debt principal and interest obligations of $636.7 million with $179.3 million of principal and interest payable within the next 12 months from March 31, 2022. $110 million of debt principal obligations payable during the next 12 months relate to the Company's credit facility which has an initial maturity date of March 8, 2023. The Company has options to extend the maturity of the credit facility to March 8, 2024. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans and revolving credit facility.
•Lease payments due within the next 12 months from March 31, 2022 total $2.1 million. See Note 13, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.
Liquidity and Capital Resources

At March 31, 2022, our leverage ratio was approximately 32.4% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the high 20s and the low 50s. At March 31, 2022, we have total debt of $586.1 million at an average interest rate of approximately 4.6%.
At March 31, 2022 and December 31, 2021, we had $110.0 million and $70.0 million, respectively, in outstanding borrowings under our $250.0 million revolving credit facility. We had $38.5 million and $35.0 million, respectively, in outstanding borrowings under our $40 million construction loan for the Home2 Woodland Hills hotel development at March 31, 2022 and December 31, 2021. We also had mortgage debt on individual hotels aggregating $437.6 million and $439.9 million at March 31, 2022 and December 31, 2021, respectively.

Our revolving credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2022.

On October 26, 2021, the Company executed an amendment to its credit facility which extended a waiver of financial covenants until June 30, 2022, provided for the immediate exercise of an option to extend the maturity of the entire $250 million facility through March 8, 2023, and added two six-month options to further extend the maturity of the facility through March 8, 2024 from lenders representing $227.5 million of commitments. In conjunction with the amendment, the Company provided credit facility lenders with equity pledges on three unencumbered hotels. The spread on the facility did not change as a result of the amendment. The amendment places limits on the Company’s ability to incur debt, pay dividends, and make capital expenditures during the covenant waiver period. During the covenant waiver period interest will be calculated as LIBOR (subject to a 0.5% floor) plus a spread of 2.50% if borrowings remain at or below $200 million and a spread of 3.0% if borrowings exceed $200 million. As of March 31, 2022, the Company was in compliance with all of its modified financial covenants.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2022, the debt service coverage ratios or debt yields for eight of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of March 31, 2022, one of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "Prior DRSPP"). We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "Current DRSPP" and together with the Prior DRSPP, the "DRSPP") on December 22, 2020 to replace the Prior DRSPP. Under the DRSPPs, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2022, the Company issued 1,023 common shares under the Current DRSPP at a weighted average price of $13.67, which generated $14 thousand of proceeds. As of March 31, 2022, there was approximately $47.9 million in common shares available for issuance under the Current DRSPP.

In December 2017, we established an "at-the-market" offering program (the "Prior ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We filed a registration statement for a new $100 million ATM program (the "ATM Program") on January 5, 2021 to replace the prior program. At the same time, the Company entered into a sales agreement with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities as sales agents. The Company did not issue any shares under its ATM Program during the three months ended March 31, 2022. As of March 31, 2022, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

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

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will continue to be affected by the COVID-19 outbreak, and the effects could be material. While we believe the liquidity provided by our unrestricted cash and credit facility availability, and aggressive cost reduction initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

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

We had no material off-balance sheet arrangements at March 31, 2022.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended common share dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. We plan to pay dividends required to maintain REIT status. There were no dividends and distributions declared for the three months ended March 31, 2022 per common share and LTIP unit. The amount of any dividends is determined by our Board of Trustees.

Chatham declared a dividend of $0.41406 per share of 6.625% Series A Cumulative Redeemable Preferred Shares payable on April 18, 2022 to shareholders of record as of March 31, 2022.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting estimates, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2022 and December 31, 2021 was $429.4 million and $443.4 million, respectively.

At March 31, 2022, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2022 that are sensitive to changes in interest rates (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	$110,000	$38,450	—	—	—	$148,450	$148,486
Average interest rate	—	3.33%	7.95%	—	—	—	4.52%
Fixed rate:
Debt	$6,969	$117,919	$296,810	$15,947	—	—	$437,645	$429,431
Average interest rate	4.63%	4.66%	4.64%	4.25%	—	—	4.63%

Our credit facility is currently subject to a 0.5% LIBOR floor and our construction loan is subject to a 0.25% LIBOR floor. At March 31, 2022, 1-month LIBOR was 0.45%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $1.4 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $110.0 million and the amount outstanding on our construction loan remains $38.5 million, the balances as of March 31, 2022.

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

Chatham RIMV LLC (a wholly owned subsidiary of the Company) is a defendant in a lawsuit brought by the City of San Diego and other related entities, San Diego Housing Commission et al. v. Neil et al. (Superior Court of California, County of San Diego, Case No. 37-2021-00033006-CU-BC-CTL), filed in connection with the sale of the Residence Inn Mission Valley to the City of San Diego. The City of San Diego is seeking a return of monies spent on the acquisition as well as a declaration that the purchase agreement executed in connection with the acquisition is void. At the time of this filing, the City of San Diego and the other Plaintiffs have made no allegations of wrongdoing by Chatham RIMV LLC or any other Company entity. We believe this lawsuit is without merit and we are defending our case vigorously. For the three months ended March 31, 2022, we have incurred $114 thousand of legal costs related to this matter. At this time we believe potential future costs related to this lawsuit are not probable and estimable.
Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes detailed discussions of our risk factors under the heading “Risk Factors.”

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

CHATHAM LODGING TRUST

Dated:	May 4, 2022	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)