Form 10-Q
period 2022-09-30
Chatham Lodging Trust
filed 2022-11-08
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2022
Common Shares of Beneficial Interest ($0.01 par value per share)	48,807,514

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Investment in hotel properties, net	$1,275,723	$1,282,870
Investment in hotel properties under development	—	67,554
Cash and cash equivalents	19,915	19,188
Restricted cash	14,283	10,681
Right of use asset, net	19,472	19,985
Hotel receivables (net of allowance for doubtful accounts of $280 and $382, respectively)	15,227	3,003
Deferred costs, net	3,709	4,627
Prepaid expenses and other assets	6,379	2,791
Total assets	$1,354,708	$1,410,699
Liabilities and Equity:
Mortgage debt, net	$432,787	$439,282
Revolving credit facility	—	70,000
Construction loan	39,331	35,007
Accounts payable and accrued expenses	34,289	27,718
Lease liability, net	22,262	22,696
Distributions payable	1,656	1,803
Total liabilities	530,325	596,506
Commitments and contingencies (Note 15)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,807,154 and 48,768,890 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	488	487
Additional paid-in capital	1,047,002	1,048,070
Accumulated deficit	(245,231)	(251,103)
Total shareholders’ equity	802,307	797,502
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	22,076	16,691
Total equity	824,383	814,193
Total liabilities and equity	$1,354,708	$1,410,699
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Room	$81,970	$59,305	$207,896	$135,210
Food and beverage	1,816	1,025	5,199	2,145
Other	3,786	3,679	10,439	7,898
Reimbursable costs from unconsolidated entities	313	286	997	1,400
Total revenue	87,885	64,295	224,531	146,653
Expenses:
Hotel operating expenses:
Room	14,892	11,884	40,966	28,537
Food and beverage	1,435	717	3,911	1,493
Telephone	346	366	1,106	1,114
Other hotel operating	883	743	2,494	1,652
General and administrative	6,880	6,082	19,035	14,950
Franchise and marketing fees	7,107	5,294	18,073	11,983
Advertising and promotions	1,499	1,078	3,918	2,670
Utilities	3,419	3,059	9,091	7,698
Repairs and maintenance	3,600	3,253	10,392	8,433
Management fees	2,987	2,185	7,631	5,141
Insurance	638	716	2,095	2,072
Total hotel operating expenses	43,686	35,377	118,712	85,743
Depreciation and amortization	14,658	13,668	44,971	40,355
Property taxes, ground rent and insurance	5,669	6,114	16,559	17,947
General and administrative	4,592	4,147	12,998	11,993
Other charges	304	256	704	633
Reimbursable costs from unconsolidated entities	313	286	997	1,400
Total operating expenses	69,222	59,848	194,941	158,071
Operating income (loss) before gain (loss) on sale of hotel properties	18,663	4,447	29,590	(11,418)
Gain (loss) on sale of hotel properties	109	(7)	2,129	(21)
Operating income (loss)	18,772	4,440	31,719	(11,439)
Interest and other income	8	—	10	103
Interest expense, including amortization of deferred fees	(6,404)	(5,823)	(19,729)	(18,649)
Loss from unconsolidated real estate entities	—	—	—	(1,231)
Gain on sale of investment in unconsolidated real estate entities	—	—	—	23,817
Income (loss) before income tax expense	12,376	(1,383)	12,000	(7,399)
Income tax expense	—	—	—	—
Net income (loss)	12,376	(1,383)	12,000	(7,399)
Net (income) loss attributable to noncontrolling interests	(248)	64	(166)	178
Net income (loss) attributable to Chatham Lodging Trust	12,128	(1,319)	11,834	(7,221)
Preferred dividends	(1,987)	(1,988)	(5,962)	(1,988)
Net income (loss) attributable to common shareholders	$10,141	$(3,307)	$5,872	$(9,209)

Income (loss) per common share - basic:
Net income (loss) attributable to common shareholders (Note 12)	$0.21	$(0.07)	$0.12	$(0.19)
Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders (Note 12)	$0.21	$(0.07)	$0.12	$(0.19)
Weighted average number of common shares outstanding:
Basic	48,798,528	48,755,561	48,793,839	48,211,612
Diluted	49,072,895	48,755,561	49,023,835	48,211,612
Distributions declared per common share:	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended September 30, 2021 and 2022
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, July 1, 2021	4,800,000	$48	48,756,555	$487	$1,048,306	$(234,620)	$814,221	$14,838	$829,059
Issuance of preferred shares, net of offering costs of $263	—	—	—	—	(263)	—	(263)	—	(263)
Issuance of shares pursuant to Equity Incentive Plan	—	—	10,000	—	—	—	—	—	—
Issuance of common shares, net of offering costs of $12	—	—	1,261	—	3	—	3	—	3
Amortization of share based compensation	—	—	—	—	13	—	13	1,087	1,100
Dividends accrued on preferred shares	—	—	—	—	—	(1,988)	(1,988)	—	(1,988)
Net loss	—	—	—	—	—	(1,319)	(1,319)	(64)	(1,383)
Balance, September 30, 2021	4,800,000	$48	48,767,816	$487	$1,048,059	$(237,927)	$810,667	$15,861	$826,528

Balance, July 1, 2022	4,800,000	$48	48,806,107	$488	$1,046,980	$(255,372)	$792,144	$20,554	$812,698
Issuance of common shares, net of offering costs of zero	—	—	1,047	—	12	—	12	—	12
Amortization of share based compensation	—	—	—	—	10	—	10	1,274	1,284
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	12,128	12,128	248	12,376
Balance, September 30, 2022	4,800,000	$48	48,807,154	$488	$1,047,002	$(245,231)	$802,307	$22,076	$824,383

Nine months ended September 30, 2021 and 2022
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	—	$—	46,973,473	$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
Issuance of preferred shares, net of offering costs of $4,043	4,800,000	48	—	—	115,909	—	115,957	—	115,957
Issuance of shares pursuant to Equity Incentive Plan	—	—	50,203	—	450	—	450	—	450
Issuance of common shares, net of offering costs of $822	—	—	1,744,140	17	23,758	—	23,775	—	23,775
Amortization of share based compensation	—	—	—	—	27	—	27	3,206	3,233
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	40	40
Dividends accrued on preferred shares	—	—	—	—	—	(1,988)	(1,988)	—	(1,988)
Reallocation of noncontrolling interest	—	—	—	—	1,915	—	1,915	(1,915)	—
Net loss	—	—	—	—	—	(7,221)	(7,221)	(178)	(7,399)
Balance, September 30, 2021	4,800,000	$48	48,767,816	$487	$1,048,059	$(237,927)	$810,667	$15,861	$826,528

Balance, January 1, 2022	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
Issuance of common shares pursuant to Equity Incentive Plan	—	—	34,672	1	486	—	487	—	487
Issuance of common shares, net of offering costs of $107	—	—	3,592	—	(62)	—	(62)	—	(62)
Amortization of share based compensation	—	—	—	—	29	—	29	3,698	3,727
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	(1,521)	—	(1,521)	1,521	—
Net income	—	—	—	—	—	11,834	11,834	166	12,000
Balance, September 30, 2022	4,800,000	$48	48,807,154	$488	$1,047,002	$(245,231)	$802,307	$22,076	$824,383
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$12,000	$(7,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,797	40,172
Amortization of deferred franchise fees	187	183
Amortization of deferred financing fees included in interest expense	1,096	1,444
(Gain) loss on sale of hotel properties	(2,129)	21
Gain on sale of investment in unconsolidated real estate entities	—	(23,817)
Share based compensation	4,132	3,585
Loss from unconsolidated real estate entities	—	1,231
Changes in assets and liabilities:
Right of use asset	512	490
Hotel receivables	(12,240)	(1,547)
Deferred costs	(175)	(327)
Prepaid expenses and other assets	(3,702)	(2,872)
Accounts payable and accrued expenses	6,482	7,649
Lease liability	(434)	(397)
Net cash provided by operating activities	50,526	18,416
Cash flows from investing activities:
Improvements and additions to hotel properties	(12,385)	(5,224)
Acquisition of hotel properties	(31,048)	(71,335)
Investment in hotel properties under development	(3,995)	(20,517)
Proceeds from sale of hotel properties, net	79,569	—
Proceeds from sale of unconsolidated real estate entity	—	2,800
Receipt of deferred key money	400	—
Net cash provided by (used in) investing activities	32,541	(94,276)
Cash flows from financing activities:
Borrowings on revolving credit facility	40,000	90,000
Repayments on revolving credit facility	(110,000)	(155,300)
Borrowings on construction loan	4,324	18,958
Payments on mortgage debt	(6,697)	(18,992)
Payment of financing costs	(194)	(144)
Payment of offering costs on common shares	(107)	(822)
Proceeds from issuance of common shares	45	24,598
Payment of offering costs on preferred shares	—	(4,043)
Proceeds from issuance of preferred shares	—	120,000
Distributions-common shares/units	(147)	(282)
Distributions-preferred shares	(5,962)	—
Net cash (used in) provided by financing activities	(78,738)	73,973
Net change in cash, cash equivalents and restricted cash	4,329	(1,887)
Cash, cash equivalents and restricted cash, beginning of period	29,869	31,453
Cash, cash equivalents and restricted cash, end of period	$34,198	$29,566
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,169	$19,507
Capitalized interest	$330	$2,508
Cash paid for income taxes	$695	$322
-continued-
Supplemental disclosure of non-cash investing and financing information (dollars in thousands):
On January 18, 2022, the Company issued 34,672 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2021. On January 15, 2021, the Company issued 40,203 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2020.
As of September 30, 2022, the Company had accrued distributions payable of $1,656. As of September 30, 2021, the Company had accrued distributions payable of $2,134.
Accrued share based compensation of $405 and $353 is included in accounts payable and accrued expenses as of September 30, 2022 and 2021, respectively.
Accrued capital improvements of $1,113 and $2,271 are included in accounts payable and accrued expenses as of September 30, 2022 and 2021, respectively.

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
As of September 30, 2022, the Company owned 39 hotels with an aggregate of 5,914 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels with an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021 for $2.8 million.
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
The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of September 30, 2022, Island Hospitality Management LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of September 30, 2022, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, the Company will continue to evaluate the impact that ASU 2020-04 may have on its consolidated financial statements and related disclosures.

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
On May 13, 2022, the Company sold a portfolio of three hotels, the Homewood Suites Dallas-Market Center ("HWS Dallas") hotel property in Dallas, TX, the Courtyard Houston West University ("CY Houston West U") hotel property in Houston, TX, and the Residence Inn Houston West University ("RI Houston West U") hotel property in Houston, TX, for $57.0 million, and recognized a gain on sale of the hotel properties of $1.6 million. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility.
The sales did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results and did not qualify to be reported as discontinued operations.

5.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.3 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.

6.    Investment in Hotel Properties

Investment in hotel properties,net

Investment in hotel properties, net as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land and improvements	$289,583	$291,768
Building and improvements	1,266,013	1,258,845
Furniture, fixtures and equipment	97,829	91,110
Renovations in progress	10,437	7,869
	1,663,862	1,649,592
Less: accumulated depreciation	(388,139)	(366,722)
Investment in hotel properties, net	$1,275,723	$1,282,870

Investment in hotel properties under development

On January 24, 2022, the Company opened the newly developed Home2 Suites by Hilton Woodland Hills Los Angeles ("Home2 Woodland Hills"). We incurred $71.6 million of costs to develop the hotel, which included $6.6 million of land acquisition costs and $65.0 million of other development costs.

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

The following table sets forth the combined components of net loss, including the Company’s share, related to the NewINK JV and the Inland JV for the three and nine months ended September 30, 2022 and 2021 (in thousands):

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

8.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	September 30, 2022 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2022	December 31, 2021
Revolving Credit Facility (1)	3.43%	March 8, 2023	$—	$—	$70,000
Construction loan (2)	8.65%	August 4, 2024	67,483	39,331	35,007
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	27,769	14,505	14,808
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	29,078	19,824	20,243
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	28,700	16,320	16,673
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	32,026	20,113	20,515
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	60,009	41,378	42,089
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	38,306	30,352	30,839
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	68,835	61,561	62,374
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	76,575	67,166	68,054
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	57,672	46,170	46,781
Residence Inn by Marriott Mountain View, CA	4.64%	July 6, 2024	43,019	36,005	36,481
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	31,746	28,495	28,873
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	36,419	19,660	20,024
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,619	14,884	15,114
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,697	16,796	17,058

Total debt before unamortized debt issue costs			$623,953	$472,560	$544,933
Unamortized mortgage debt issue costs				(442)	(644)
Total debt outstanding				$472,118	$544,289

1.The interest rate for the $250.0 million revolving credit facility is variable and based on LIBOR plus a spread of 1.5% to 2.25% based on leverage based pricing grid. At September 30, 2022 and December 31, 2021, the Company had $0 and $70.0 million, respectively, of outstanding borrowings under the revolving credit facility. Credit facility lenders representing $227.5 million of commitments have provided two six-month extension options that would extend the final maturity to March 8, 2024, if exercised.
2.On August 4, 2020, a subsidiary of Chatham entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a $40.0 million loan to fund the remaining construction costs of the Home2 Woodland Hills hotel development. The loan has an initial term of 4 years and there are two six-month extension options. The interest rate on the loan is LIBOR, subject to a 0.25% floor, plus a spread of 7.5%.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2022 and December 31, 2021 was $414.2 million and $443.4 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2022, the Company’s variable rate debt consisted of its revolving credit facility and construction loan. The estimated fair value of the Company’s variable rate debt as of September 30, 2022 and December 31, 2021 was $39.3 million and $105.0 million, respectively.

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

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2022, the debt service coverage ratios or debt yields for four of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of September 30, 2022, three of our mortgage debt lenders have enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.
Future scheduled principal payments of debt obligations as of September 30, 2022, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2022 (remaining three months)	$2,552
2023	117,919
2024	336,142
2025	15,947
2026	—
Thereafter	—
Total debt before unamortized debt issue costs	$472,560
Unamortized mortgage debt issue costs	(442)
Total debt outstanding	$472,118

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Home2 Woodland Hills hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statement of operations. As of September 30, 2022, the fair value of the interest rate caps were $0.7 million.

9.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three and nine months ended September 30, 2022 and 2021.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2022. As of September 30, 2022, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which contains tax-related provisions, including a 15% book-income alternative minimum tax on large corporations with financial accounting profits over $1 billion effective for tax years beginning on or after January 1, 2023, a 1% excise tax on stock repurchases, and the extension and expansion of renewable energy incentives and tax credit programs. The Company is monitoring for potential impacts, but this new law is not expected to have a significant impact on Chatham.

10.    Dividends Declared and Paid

Common Dividends

The Company suspended common dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. There were no common share dividends declared during the three and nine months ended September 30, 2022.

Preferred Dividends

During the three and nine months ended September 30, 2022, the Company declared dividends of $0.41406 and $1.24218, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends paid were as follows:

	Record Date	Payment Date	Dividend per Preferred Share
March	3/31/2022	4/18/2022	$0.41406
June	6/30/2022	7/15/2022	0.41406
September	9/30/2022	10/17/2022	0.41406

Total 2022			$1.24218

11.    Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of September 30, 2022, 48,807,154 common shares were outstanding.
In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we could publicly offer and sell our common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2022. As of September 30, 2022, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan. We filed a new $50.0 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2022, the Company issued 1,047 common shares under the DRSPP at a weighted average price of $11.81, which generated $12 thousand of proceeds. During the nine months ended September 30, 2022, the Company issued 3,592 common shares under the DRSPP at a weighted average price of $12.62, which generated $45 thousand of proceeds. As of September 30, 2022, there was approximately $47.9 million in common shares available for issuance under the DRSPP.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of September 30, 2022, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended September 30, 2022, the Company accrued preferred share dividends of $2.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of September 30, 2022, there were 1,214,759 vested Operating Partnership LTIP units held by current and former employees.

12.    Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended September 30, 2022 and 2021, the Company excluded zero and 210,296, respectively, of unvested shares and units as their effect would have been anti-dilutive. For the nine months ended September 30, 2022 and 2021, the Company excluded zero and 181,380, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$10,141	$(3,307)	$5,872	$(9,209)
Dividends paid on unvested shares and units	—	—	—	—
Net income (loss) attributable to common shareholders	$10,141	$(3,307)	$5,872	$(9,209)
Denominator:
Weighted average number of common shares - basic	48,798,528	48,755,561	48,793,839	48,211,612
Unvested shares and units	274,367	—	229,996	—
Weighted average number of common shares - diluted	49,072,895	48,755,561	49,023,835	48,211,612
Basic income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$0.21	$(0.07)	$0.12	$(0.19)
Diluted income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$0.21	$(0.07)	$0.12	$(0.19)

13.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2022 and 2021, the Company issued 34,672 and 40,203 common shares, respectively, to its independent trustees as compensation for services performed in 2021 and 2020, respectively. As of September 30, 2022, there were 1,765,149 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows:

	For the nine months ended		For the year ended
	September 30, 2022		December 31, 2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	10,000	$11.47	1,667	$17.40
Granted	—	—	10,000	11.47
Vested	(3,334)	11.47	(1,667)	17.40
Forfeited	—	—	—	—
Non-vested at end of the period	6,666	$11.47	10,000	$11.47

As of September 30, 2022 and December 31, 2021, there were $71 thousand and $100 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2022, these costs were expected to be recognized over a weighted-average period of approximately 1.9 years. For the three months ended September 30, 2022 and 2021, the Company recognized approximately $10 thousand and $13 thousand, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized approximately $29 thousand and $27 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows:

	For the nine months ended		For the year ended
	September 30, 2022		December 31, 2021
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	764,178	$15.00	669,609	$15.73
Granted	380,004	16.08	330,945	14.55
Vested	(238,657)	16.61	(219,451)	16.39
Forfeited	—	—	(16,925)	17.02
Non-vested at end of the period	905,525	$15.03	764,178	$15.00

Time-Based LTIP Awards

On March 1, 2022, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 152,004 time-based LTIP unit awards (the “2022 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

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

Performance-Based LTIP Awards

On March 1, 2022, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 228,000 performance-based LTIP unit awards (the "2022 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market-based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market-based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $18.58 per 2022 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market-based TSR criteria are not met during the vesting period.

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

The Company recorded $1.3 million and $1.1 million in compensation expense related to the LTIP units for the three months ended September 30, 2022 and 2021, respectively, and $3.7 million and $3.2 million in compensation expense related to the LTIP units for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, there was $7.8 million and $5.4 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.0 years, which represents the weighted average remaining vesting period of the LTIP units.

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

The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of September 30, 2022. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following is a schedule of the minimum future payments required under the ground, air rights, garage leases and office lease as of September 30, 2022, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2022 (remaining three months)	$523
2023	2,093
2024	2,115
2025	2,186
2026	1,894
Thereafter	64,825
Total lease payments	$73,636
Less: Imputed interest	(51,374)
Present value of lease liabilities	$22,262

The Company incurred $0.9 million of fixed lease payments and $0.6 million of variable lease payments for the nine months ended September 30, 2022, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of September 30, 2022 (in thousands):

	Right of Use Asset	Lease Liability
Balance as of January 1, 2022	$19,985	$22,696
Amortization	(513)	(434)
Balance as of September 30, 2022	$19,472	$22,262

Lease Term and Discount Rate	September 30, 2022

Weighted-average remaining lease term (years)	40.59
Weighted-average discount rate	6.62%

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

Chatham RIMV LLC (a wholly owned subsidiary of the Company) is a defendant in a lawsuit brought by the City of San Diego and other related entities, San Diego Housing Commission et al. v. Neil et al. (Superior Court of California, County of San Diego, Case No. 37-2021-00033006-CU-BC-CTL), filed in connection with the sale of the Residence Inn Mission Valley to the City of San Diego. The City of San Diego was originally seeking a return of monies spent on the acquisition as well as a declaration that the purchase agreement executed in connection with the acquisition is void. At the time of this filing, the City of San Diego and all Plaintiffs have entered into a settlement agreement of all matters and the case is awaiting dismissal. For the nine months ended September 30, 2022, we have incurred $145 thousand of legal costs related to this matter. At this time we believe potential future costs related to this lawsuit are not probable and estimable.
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
Management fees totaled approximately $3.0 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively, and $7.6 million and $5.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $7.1 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $18.1 million and $12.0 million for the nine months ended September 30, 2022 and 2021, respectively. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being December 2034.

16.    Related Party Transactions

Prior to March 18, 2021, Mr. Fisher owned 52.5% of IHM. During the nine months ended September 30, 2021, Mr. Fisher acquired the remaining 47.5% ownership interest and as of September 30, 2022, Mr. Fisher owns 100% of IHM. As of September 30, 2022, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended September 30, 2022 and 2021 were $3.0 million and $2.2 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $7.6 million and $5.1 million, respectively. At September 30, 2022 and December 31, 2021, the amounts due to IHM were $1.2 million and $0.3 million, respectively.
Cost reimbursements from unconsolidated entities revenue represent reimbursements of costs incurred on behalf of the NewINK JV, Inland JV, and IHM. These costs relate primarily to corporate payroll costs at the NewINK JV and Inland JV where the Company was the employer and office expenses shared with these entities and IHM. Various shared office expenses and rent are paid by the Company and allocated to IHM based on the amount of square footage occupied by each entity. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements are recorded based upon the occurrence of a reimbursed activity.

17.    Subsequent Events

On October 28th, 2022, Chatham entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250.0 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options and the delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. Pricing on the new facilities is based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.5% to 2.25% for the revolving credit facility and a spread of 1.45% to 2.2% for the delayed draw term loan facility based on the Company's leverage and a credit spread adjustment of 0.1%.

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

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020, but travel trends are improving and we expect strong growth in 2022 relative to 2021. The full impact of the COVID-19 pandemic on the lodging industry will depend on future developments including the continuing severity and duration of the pandemic, and the possibility of additional subsequent widespread outbreaks and variant strains and the impact of actions taken in response, people's willingness to travel and the strength of the U.S., regional and global economies. The Company took actions to mitigate the operating and financial impact of the COVID-19 pandemic, including suspending common share dividends, reducing capital expenditures, obtaining credit facility covenant waivers through June 30, 2022 and temporarily reducing executive compensation through December 31, 2020. The Company exited its credit facility covenant waiver period as of the end of the second quarter of 2022 and is in compliance with the covenants in the credit facility agreement. There remains uncertainty regarding the trends and outlook as a result of new variants and individual and government responses.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. Some factors that might cause such a difference include the following: the continuing and future impact of the COVID-19 pandemic (including its effect on the ability or desire of people to travel), local, national and global economic conditions, uncertainty surrounding the financial stability of the United States, Europe and China, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, a potential recessionary environment, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the ongoing COVID-19 pandemic, the impact of and changes to various government programs, including in response to COVID-19, and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At September 30, 2022, our leverage ratio was 27.2% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the high 20s and the low 50s. As of September 30, 2022, we have total debt of $472.6 million at a weighted average interest rate of approximately 5.0%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Despite the continuing COVID-19 pandemic, lodging industry trends are improving and we expect continued strong growth in 2022 relative to 2021. Smith Travel Research reported that U.S. lodging industry RevPAR increased 16.6% for the three months ended September 30, 2022, with RevPAR up 10.6% in July 2022, up 15.4% in August 2022 and up 25.5% in September 2022. We expect that over the remainder of 2022, RevPAR will continue to increase significantly versus 2021 and 2020, and that in some markets RevPAR may exceed levels achieved in 2019.

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

Results of operations for the three months ended September 30, 2022 include the operating activities of our 39 wholly owned hotels that were owned for the entire period. We sold one hotel located in Burlington, MA on May 6, 2022, and sold three hotels located in Dallas, TX and Houston, TX on May 13, 2022. We acquired one hotel located in Miramar Beach, FL on March 8, 2022. We developed and opened on January 24, 2022 one hotel located in Los Angeles, CA. We acquired two hotels located in Austin, TX on August 3, 2021. The comparisons below are influenced by the COVID-19 pandemic, the sales of four hotels, the acquisition of three hotels, and the opening of one hotel.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2022	September 30, 2021	% Change
Room	$81,970	$59,305	38.2%
Food and beverage	1,816	1,025	77.2%
Other	3,786	3,679	2.9%
Cost reimbursements from unconsolidated entities	313	286	9.4%
Total revenue	$87,885	$64,295	36.7%

Total revenue was $87.9 million for the three months ended September 30, 2022, up $23.6 million compared to total revenue of $64.3 million for the corresponding 2021 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic. Two hotels owned during the three months ended September 30, 2022 which were not owned during the three months ended September 30, 2021 contributed $5.0 million of revenue during the three months ended September 30, 2022. Four other hotels which were sold during the second quarter of 2022 contributed $0 of revenue during the three months ended September 30, 2022, down $3.1 million from the $3.1 million these hotels contributed during the three months ended September 30, 2021. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 93.3% and 92.2% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Room revenue was $82.0 million and $59.3 million for the three months ended September 30, 2022 and 2021, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic.

Food and beverage revenue was $1.8 million for the three months ended September 30, 2022, up $0.8 million compared to $1.0 million for the corresponding 2021 period. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $3.8 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.
Reimbursable costs from unconsolidated entities were $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated entities included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the 38 hotels wholly owned by the Company as of September 30, 2022 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2022		2021		Percentage Change
	Same Property (38 hotels)	Actual (39 hotels)	Same Property (38 hotels)	Actual (41 hotels)	Same Property (38 hotels)	Actual (39 / 41 hotels)
Occupancy	80.4%	80.6%	73.2%	71.2%	9.8%	13.2%
ADR	$186.89	$186.96	$153.26	$148.76	21.9%	25.7%
RevPAR	$150.31	$150.66	$112.16	$105.85	34.0%	42.3%

For the three months ended September 30, 2022 same property RevPAR increased 34.0% due to an increase in ADR of 21.9% and an increase in occupancy of 9.8% primarily related to the recovery from the COVID-19 pandemic. Same property RevPAR increased 30.6% in July 2022, increased 34.6% in August 2022, and increased 37.4% in September 2022. Same property RevPAR was $157.44 in July 2022, $145.52 in August 2022, and $147.90 in September 2022.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2022	September 30, 2021	% Change
Hotel operating expenses:
Room	$14,892	$11,884	25.3%
Food and beverage	1,435	717	100.1%
Telephone	346	366	(5.5)%
Other hotel operating	883	743	18.8%
General and administrative	6,880	6,082	13.1%
Franchise and marketing fees	7,107	5,294	34.2%
Advertising and promotions	1,499	1,078	39.1%
Utilities	3,419	3,059	11.8%
Repairs and maintenance	3,600	3,253	10.7%
Management fees	2,987	2,185	36.7%
Insurance	638	716	(10.9)%
Total hotel operating expenses	$43,686	$35,377	23.5%

Hotel operating expenses increased $8.3 million, or 23.5%, to $43.7 million for the three months ended September 30, 2022 from $35.4 million for the three months ended September 30, 2021. The primary causes of the increase in hotel operating expenses were an increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic and inflation. Two hotels owned during the three months ended September 30, 2022 that were not owned during the three months ended September 30, 2021 contributed $2.9 million of operating expenses during the three months ended September 30, 2022. Four other hotels that were sold during the second quarter of 2022 contributed $0 of operating expenses during the three months ended September 30, 2022, down $2.1 million from the $2.1 million these hotels contributed during the three months ended September 30, 2021.

Room expenses, which are the most significant component of hotel operating expenses, increased $3.0 million from $11.9 million for the three months ended September 30, 2021 to $14.9 million for the three months ended September 30, 2022. The increase in room expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.

The remaining hotel operating expenses increased $5.3 million, from $23.5 million for the three months ended September 30, 2021 to $28.8 million for the three months ended September 30, 2022. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.

Depreciation and Amortization

Depreciation and amortization expense increased $1.0 million from $13.7 million for the three months ended September 30, 2021 to $14.7 million for the three months ended September 30, 2022. The increase was primarily due to higher depreciation expense from the two hotels owned during three months ended September 30, 2022 that were not owned during than the three months ended September 30, 2021 than the depreciation expense from four other hotels which were sold during the second quarter of 2022. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased from $6.1 million for the three months ended September 30, 2021 to $5.7 million for the three months ended September 30, 2022. Two hotels owned during the three months ended September 30, 2022 that were not owned during the three months ended September 30, 2021 contributed $0.3 million of property taxes, ground rent and insurance expenses during the three months ended September 30, 2022. Four other hotels that were sold during the second quarter of 2022 contributed $0 of property taxes, ground rent and insurance expenses during the three months ended September 30, 2022, down $0.4 million from the $0.4 million these hotels contributed during the three months ended September 30, 2021. The remaining decrease was primarily related to reductions in property tax assessments as a result of the COVID-19 pandemic.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.4 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively) was $3.2 million for the three months ended September 30, 2022 versus $2.9 million for the three months ended September 30, 2021.

Other Charges

Other charges increased from $0.3 million for the three months ended September 30, 2021 to $0.3 million for the three months ended September 30, 2022.

Reimbursable Costs from Unconsolidated Entities

Reimbursable costs from unconsolidated entities, comprised of corporate payroll and rent costs were $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated entities included in revenues.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.6 million from $5.8 million for the three months ended September 30, 2021 to $6.4 million for the three months ended September 30, 2022 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2022	September 30, 2021	% Change
Mortgage debt interest	$5,137	$5,241	(2.0)%
Credit facility interest and unused fees	296	575	(48.5)%
Interest rate cap	(399)	11	(3727.3)%
Construction loan interest	983	602	63.3%
Capitalized interest	—	(975)	(100.0)%
Amortization of deferred financing costs	387	369	4.9%
Total	$6,404	$5,823	10.0%

The increase in interest expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily due to an increase in construction loan interest and decrease in capitalized interest due to the opening of the Home2 Woodland Hills on January 24, 2022. This was partially offset by a decrease in revolving credit facility interest due to the decreased outstanding principal amount compared to the prior period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2022 and 2021 was $0 and $0, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2022 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income (Loss)

Net income was $12.4 million for the three months ended September 30, 2022, compared to a net loss of $1.4 million for the three months ended September 30, 2021. The change in net income (loss) was primarily due to an improvement in performance at our hotels due to the continued recovery from the COVID-19 pandemic, combined with the other factors discussed above.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

Results of operations for the nine months ended September 30, 2022 include the operating activities of our 37 wholly owned hotels that were owned for the entire period and operating activities for one hotel that was opened during the period, one hotel that was acquired during the period and four hotels sold during the period during the periods of our ownership of these hotels. We sold one hotel located in Burlington, MA on May 6, 2022, and sold three hotels located in Dallas, TX and Houston, TX on May 13, 2022. We acquired one hotel located in Miramar Beach, FL on March 8, 2022. We developed and opened on January 24, 2022 one hotel located in Los Angeles, CA. We acquired two hotels located in Austin, TX on August 3, 2021. We sold our investment in the NewINK JV on March 18, 2021 and sold our investment in the Inland JV on September 23, 2021. The comparisons below are influenced by the COVID-19 pandemic, the sale of four hotels, the acquisition of three hotels, the opening of one hotel, and the sale of our investments in the NewINK JV and the Inland JV.
Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2022	September 30, 2021	% Change
Room	$207,896	$135,210	53.8%
Food and beverage	5,199	2,145	142.4%
Other	10,439	7,898	32.2%
Cost reimbursements from unconsolidated entities	997	1,400	(28.8)%
Total revenue	$224,531	$146,653	53.1%

Total revenue was $224.5 million for the nine months ended September 30, 2022, up $77.8 million compared to total revenue of $146.7 million for the corresponding 2021 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic. Four hotels owned during the nine months ended September 30, 2022 that were not owned for the full nine months ended September 30, 2021 contributed $20.4 million of revenue during the nine months ended September 30, 2022, up $18.9 million from the $1.5 million these hotels contributed during the nine months ended September 30, 2021. Four other hotels that were sold during the nine months ended September 30, 2022 contributed $4.9 million of revenue during the nine months ended September 30, 2022, down $3.5 million from the $8.4 million these hotels contributed during the nine months ended September 30, 2021. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.6% and 92.2% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Room revenue was $207.9 million and $135.2 million for the nine months ended September 30, 2022 and 2021, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic.

Food and beverage revenue was $5.2 million for the nine months ended September 30, 2022, up $3.1 million compared to food and beverage revenue of $2.1 million for the corresponding 2021 period. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue was up $2.5 million for the nine months ended September 30, 2022. Other operating revenue was $10.4 million and $7.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Reimbursable costs from unconsolidated real estate entities were $1.0 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated real estate entities included in operating expenses. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

As reported by Smith Travel Research, U.S. lodging industry RevPAR for the nine months ended September 30, 2022 and 2021 increased 34.9% and increased 47.3%, respectively, in the 2022 and 2021 periods as compared to the respective prior year periods. We expect that over the remainder of 2022, U.S. lodging industry RevPAR will continue to increase significantly versus 2021 and 2020.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the 37 hotels wholly owned by the Company as of September 30, 2022 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2022		2021		Percentage Change
	Same Property (37 hotels)	Actual (39 hotels)	Same Property (37 hotels)	Actual (41 hotels)	Same Property (37 hotels)	Actual (39 / 41 hotels)
Occupancy	72.9%	72.9%	65.7%	64.3%	11.0%	13.4%
ADR	$173.88	$173.41	$133.87	$129.75	29.9%	33.6%
RevPAR	$126.82	$126.49	$87.89	$83.37	44.3%	51.7%
For the nine months ended September 30, 2022 same property RevPAR increased 44.3% due to an increase in ADR of 29.9% and an increase in occupancy of 11.0% primarily related to the recovery from the COVID-19 pandemic.

Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2022	September 30, 2021	% Change
Hotel operating expenses:
Room	$40,966	$28,537	43.6%
Food and beverage	3,911	1,493	162.0%
Telephone	1,106	1,114	(0.7)%
Other hotel operating	2,494	1,652	51.0%
General and administrative	19,035	14,950	27.3%
Franchise and marketing fees	18,073	11,983	50.8%
Advertising and promotions	3,918	2,670	46.7%
Utilities	9,091	7,698	18.1%
Repairs and maintenance	10,392	8,433	23.2%
Management fees	7,631	5,141	48.4%
Insurance	2,095	2,072	1.1%
Total hotel operating expenses	$118,712	$85,743	38.5%

Hotel operating expenses increased $33.0 million to $118.7 million for the nine months ended September 30, 2022 from $85.7 million for the nine months ended September 30, 2021. The primary cause of the increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic.

Room expenses, which are the most significant component of hotel operating expenses, increased $12.4 million from $28.5 million for the nine months ended September 30, 2021 to $41.0 million for the nine months ended September 30, 2022. The increase in room expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.

The remaining hotel operating expenses increased $20.5 million, from $57.2 million for the nine months ended September 30, 2021 to $77.7 million for the nine months ended September 30, 2022. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic, inflation and the contribution from four additional hotels owned during the nine months ended September 30, 2022.

Depreciation and Amortization

Depreciation and amortization expense increased $4.6 million from $40.4 million for the nine months ended September 30, 2021 to $45.0 million for the nine months ended September 30, 2022. The increase was primarily due to higher depreciation expense from the four hotels owned during nine months ended September 30, 2022 that were not owned during the six months ended June 30, 2021 than the depreciation expense from four other hotels which were sold during the nine months ended September 30, 2022. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses decreased $1.3 million from $17.9 million for the nine months ended September 30, 2021 to $16.6 million for the nine months ended September 30, 2022. The decrease was primarily related to reductions in property tax assessments as a result of the COVID-19 pandemic.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $4.1 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively) increased $0.5 million to $8.9 million for the nine months ended September 30, 2022 from $8.4 million for the nine months ended September 30, 2021.

Other Charges

Other charges were $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Reimbursable Costs from Unconsolidated Entities

Reimbursable costs from unconsolidated entities, comprised of corporate payroll and rent costs were $1.0 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated entities included in revenues. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

Gain (Loss) on Sale of Hotel Properties

Gain on sale of hotel properties increased $2.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the sale of the HGI Burlington hotel property on May 6, 2022, and the sale of the HWS Dallas hotel property, CY Houston West U hotel property, and RI Houston West U hotel property on May 13, 2022.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $1.1 million from $18.6 million for the nine months ended September 30, 2021 to $19.7 million for the nine months ended September 30, 2022 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2022	September 30, 2021	% Change
Mortgage debt interest	$15,321	$15,865	(3.4)%
Credit facility interest and unused fees	1,999	2,743	(27.1)%
Interest rate cap	(688)	(32)	2,050.0%
Construction loan interest	2,338	1447	61.6%
Capitalized interest	(330)	(2,508)	(86.8)%
Amortization of deferred financing costs	1,089	1,134	(4.0)%
Total	$19,729	$18,649	5.8%

The increase in interest expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to an increase in construction loan interest and decrease in capitalized interest due to the opening of the Home2 Woodland Hills on January 24, 2022. This was partially offset by a decrease in revolving credit facility interest due to the decreased outstanding principal amount compared to the prior period.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities decreased $1.2 million from a loss of $1.2 million for the nine months ended September 30, 2021 to $0 for the nine months ended September 30, 2022. The loss in 2021 is primarily due to losses within the NewINK JV prior to sale.

Gain on Sale of Investment in Unconsolidated Real Estate Entities

Gain on sale of investment in unconsolidated real estate entities decreased $23.8 million from a gain of $23.8 million for the nine months ended September 30, 2021 to $0 for the nine months ended September 30, 2022. The gain in 2021 is due to the sale of the NewINK JV.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2022 and 2021 was $0 and $0, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2022 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income (Loss)

Net income was $12.0 million for the nine months ended September 30, 2022, an increase of $19.4 million from the net loss of $7.4 million for the nine months ended September 30, 2021. The change was primarily due to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic, the sale of four hotels which resulted in a gain on sale of hotel properties of $2.1 million during the nine months ended September 30, 2022, and the sale of the NewINK JV in 2021 which resulted in a large gain on sale of investment in unconsolidated real estate entities, combined with the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Funds From Operations (“FFO”):
Net income (loss)	$12,376	$(1,383)	$12,000	$(7,399)
Preferred dividends	(1,987)	(1,988)	(5,962)	(1,988)
Net income (loss) attributable to common shares and common units	10,389	(3,371)	6,038	(9,387)
(Gain) loss on sale of hotel properties	(109)	7	(2,129)	21
Gain on sale of investment in unconsolidated real estate entities	—	—	—	(23,817)
Depreciation	14,604	13,605	44,797	40,172
Adjustments for unconsolidated real estate entity items	—	—	—	568
FFO attributable to common share and unit holders	24,884	10,241	48,706	7,557
Other charges	304	256	704	633
Adjustments for unconsolidated real estate entity items	—	—	—	46
Adjusted FFO attributable to common share and unit holders	$25,188	$10,497	$49,410	$8,236
Weighted average number of common shares and units
Basic	50,013,287	49,731,663	49,957,020	49,129,734
Diluted	50,287,654	49,941,959	50,187,016	49,311,113

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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$12,376	$(1,383)	$12,000	$(7,399)
Interest expense	6,404	5,823	19,729	18,649
Depreciation and amortization	14,658	13,668	44,971	40,355
Adjustments for unconsolidated real estate entity items	—	—	—	1,184
EBITDA	33,438	18,108	76,700	52,789
(Gain) loss on sale of hotel properties	(109)	7	(2,129)	21
Gain on sale of investment in unconsolidated real estate entities	—	—	—	(23,817)
EBITDAre	33,329	18,115	74,571	28,993
Other charges	304	256	704	633
Adjustments for unconsolidated real estate entity items	—	—	—	46
Share based compensation	1,419	1,235	4,132	3,585
Adjusted EBITDA	$35,052	$19,606	$79,407	$33,257

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
The following is a presentation of Adjusted Hotel EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2022	2021	2022	2021

Net income (loss)		$12,376	$(1,383)	$12,000	$(7,399)
Add:	Interest expense	6,404	5,823	19,729	18,649
	Depreciation and amortization	14,658	13,668	44,971	40,355
	Corporate general and administrative	4,592	4,147	12,998	11,993
	Other charges	304	256	704	633
	Loss from unconsolidated real estate entities	—	—	—	1,231
	Loss on sale of hotel property	—	7	—	21
Less:	Interest and other income	(8)	—	(10)	(103)
	Gain on sale of hotel properties	(109)	—	(2,129)	—
	Gain on sale of investment in unconsolidated real estate entities	—	—	—	(23,817)
	Adjusted Hotel EBITDA	$38,217	$22,518	$88,263	$41,563

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

Cash, cash equivalents, and restricted cash totaled $34.2 million as of September 30, 2022, an increase of $4.3 million from December 31, 2021, primarily due to net cash provided by operating activities of $50.5 million, net cash provided by investing activities of $32.5 million, and net cash used in financing activities of $78.7 million.

Cash from Operations

Net cash flows provided by operating activities increased $32.1 million to $50.5 million during the nine months ended September 30, 2022 compared to $18.4 million during the nine months ended September 30, 2021. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated RevPAR growth of 34.9% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Investing Activities Cash Flows

Net cash flows provided by investing activities increased $126.8 million to $32.5 million during the nine months ended September 30, 2022 compared to $(94.3) million during the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash flows provided by investing activities of $32.5 million consisted of $79.6 million in net proceeds related to the sale of four hotel properties, $0.4 million of deferred key money received for the development of the Home2 Woodland Hills, partially offset by $31.0 million related to the acquisition of the HGI Destin hotel, $12.4 million related to capital improvements on our 39 wholly owned hotels, and $4.0 million related to the development of the Home2 Woodland Hills. For the nine months ended September 30, 2021, net cash flows used in investing activities of $(94.3) million consisted of $5.2 million related to capital improvements on our 41 wholly owned hotels, $71.3 million related to the acquisitions of the RI Austin and TPS Austin hotels, $20.5 million related to the development of the Home2 Woodland Hills, partially offset by $2.8 million of proceeds from the sale of an unconsolidated real estate entity (the NewINK JV).

We expect to invest approximately $7.0 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2022, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities decreased $152.7 million to $(78.7) million during the nine months ended September 30, 2022 compared to $74.0 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash flows used in financing activities of $(78.7) million were comprised of net repayments of our senior unsecured revolving credit facility of $70.0 million, principal payments on mortgage debt of $6.7 million, payments of deferred financing and offering costs of $0.3 million, distributions to unit holders of $0.1 million, and distributions on preferred shares of $6.0 million, partially offset by net borrowings on our construction loan of $4.3 million. For the nine months ended September 30, 2021, net cash flows provided by financing activities of $74.0 million were comprised $116.0 million of net proceeds from our Series A Preferred Shares offering, $24.6 million of common equity proceeds raised through sales under our DRSPP and ATM Plan, and net borrowings on our construction loan of $19.0 million, partially offset by net repayments of our senior unsecured revolving credit facility of $65.3 million, principal payments on mortgage debt of $19.0 million which included the repayment of the $12.5 million mortgage loan on the Residence Inn New Rochelle, payments of financing and offering costs of $1.0 million, and distributions to unit holders of $0.3 million.

We declared total dividends of $0 and $0 per common share and LTIP unit, respectively, for the nine months ended September 30, 2022, and $0 and $0 per common share and LTIP unit, respectively, for the nine months ended September 30, 2021. We declared total dividends of $1.24218 and $0.48307 per Series A preferred share for the nine months ended September 30, 2022 and 2021, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•At September 30, 2022, we had total debt principal and interest obligations of $509.3 million with $100.8 million of principal and interest payable within the next 12 months from September 30, 2022. $69.6 million of debt principal obligations payable during the next 12 months relate to maturities of the Company's mortgage loans secured by the Homewood Suites San Antonio, Residence Inn Tysons, Courtyard Houston Medical Center, and Hyatt Place Pittsburgh hotel properties. See Note 8, “Debt” to our consolidated financial statements for additional information relating to our property loans and revolving credit facility.
•Lease payments due within the next 12 months from September 30, 2022 total $2.1 million. See Note 14, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.
Liquidity and Capital Resources

At September 30, 2022, our leverage ratio was approximately 27.2% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the high 20s and the low 50s. At September 30, 2022, we have total debt of $472.6 million at an average interest rate of approximately 5.0%.

At September 30, 2022 and December 31, 2021, we had $0 and $70.0 million, respectively, in outstanding borrowings under our $250.0 million revolving credit facility. We had $39.3 million and $35.0 million, respectively, in outstanding borrowings under our $40.0 million construction loan for the Home2 Woodland Hills hotel development at September 30, 2022 and December 31, 2021. We also had mortgage debt on individual hotels aggregating $433.2 million and $439.9 million at September 30, 2022 and December 31, 2021, respectively.

Our revolving credit facility contains representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2022.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2022, the debt service coverage ratios or debt yields for four of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan could be enforced. As of September 30, 2022, three of our mortgage debt lenders has enforced cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan. We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2022, the Company issued 1,047 common shares under the DRSPP at a weighted average price of $11.81, which generated $12 thousand of proceeds. During the nine months ended September 30, 2022, the Company issued 3,592 common shares under the DRSPP at a weighted average price of $12.62, which generated $45 thousand of proceeds. As of September 30, 2022, there was approximately $47.9 million in common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2022. As of September 30, 2022, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

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

The COVID-19 pandemic has caused, and is continuing to cause, disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will continue to be affected by the COVID-19 pandemic, and the effects could be material. While we believe the liquidity provided by our unrestricted cash and credit facility availability, and aggressive cost reduction initiatives, will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

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

We had no material off-balance sheet arrangements at September 30, 2022.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended common share dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. We plan to pay dividends required to maintain REIT status. There were no dividends and distributions declared for the nine months ended September 30, 2022 per common share and LTIP unit. The amount of any dividends is determined by our Board of Trustees.

Chatham declared total dividends of $1.24218 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the nine months ended September 30, 2022.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2022 and December 31, 2021 was $414.2 million and $443.4 million, respectively.

At September 30, 2022, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2022 that are sensitive to changes in interest rates (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$39,331	—	—	—	$39,331	$39,331
Average interest rate	—	—	8.65%	—	—	—	8.65%
Fixed rate:
Debt	$2,552	$117,919	$296,811	$15,947	—	—	$433,229	$414,208
Average interest rate	4.63%	4.66%	4.64%	4.25%	—	—	4.63%

As of September 30, 2022, our credit facility is currently subject to a 0.5% LIBOR floor and our construction loan is subject to a 0.25% LIBOR floor. At September 30, 2022, 1-month LIBOR was 3.17%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in additional interest of approximately $0.1 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $0 and the amount outstanding on our construction loan remains $39.3 million, the balances as of September 30, 2022.    See Note 17, "Subsequent Events" accompanying our consolidated financial statements for information about our new unsecured revolving credit facility as of October 28, 2022.

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

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, Chatham RIMV LLC (a wholly owned subsidiary of the Company) is a defendant in a lawsuit brought by the City of San Diego and other related entities, San Diego Housing Commission et al. v. Neil et al. (Superior Court of California, County of San Diego, Case No. 37-2021-00033006-CU-BC-CTL), filed in connection with the sale of the Residence Inn Mission Valley to the City of San Diego. The City of San Diego was originally seeking a return of monies spent on the acquisition as well as a declaration that the purchase agreement executed in connection with the acquisition is void. At the time of this filing, the City of San Diego and all Plaintiffs have entered into a settlement agreement of all matters and the case is awaiting dismissal. At this time we believe potential future costs related to this lawsuit are not probable and estimable.
Item 1A. Risk Factors.

Inflation and price volatility in the global economy could negatively impact our business and results of operations.

Inflation in the United States and the rest of the world has rapidly risen to levels not experienced in decades, and currency volatility and downgrades to the U.S. government’s credit rating, or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise further. These increases, and even government interventions intended to mitigate such increases, could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the availability of capital. Although we have the ability to pass on these increased costs associated with providing services by adjusting room rates, the cost to operate and maintain our hotel properties could increase faster or at a rate greater than our ability to increase room rates, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to shareholders.

Other than as set forth above, there have been no material changes to the Risk Factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Third Amended and Restated Bylaws of Chatham Lodging Trust as amended May 26, 2022 (2)

3.3	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

*	Furnished herewith. Such certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022 (File No. 001-34693).

(3)	Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	November 8, 2022	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)