Form 10-K
period 2022-12-31
Chatham Lodging Trust
filed 2023-02-23
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the 47,877,111 common shares of beneficial interest held by non-affiliates of the registrant was $500,315,810 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2022.

The number of common shares of beneficial interest outstanding as of February 23, 2023 was 48,852,217.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2023) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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
•decreased travel because of geopolitical events, including terrorism, outbreaks of disease like COVID-19 and current U.S. government policies;
•the ultimate geographic spread, severity and duration of pandemics such as COVID-19, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;
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
As of December 31, 2022, the Company owned 39 hotels with an aggregate of 5,914 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2022, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

As of December 31, 2022, our hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (sixteen hotels), the Homewood Suites by Hilton® brand (six hotels), the Home2 Suites by Hilton® brand (one hotel) and the TownePlace Suites by Marriott® brand (one hotel), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (four hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (four hotels), the SpringHill Suites by Marriott® brand (one hotel), the Hyatt Place® brand (two hotels), and all-suite hotels that operate under the upper scale Embassy Suites® brand (one hotel).

We primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Home2 Suites by Hilton®, and TownePlace Suites by Marriott®. We also invest in upscale or upper upscale all-suite hotels such as SpringHill Suites by Marriott® and Embassy Suites®. Extended-stay and all-suite hotels typically have the following characteristics:

•	principal customer base includes business travelers, whether short-term transient travelers or those on extended assignments and corporate relocations;

•	services and amenities include complimentary breakfast and evening hospitality hour, high-speed internet access, in-room movie channels, limited meeting space, linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and

•	physical facilities include large suites, quality construction, full separate kitchens in each guest suite or suites that include a wet bar, refrigerator and microwave, quality room furnishings, pool, and exercise facilities.

Additionally, we invest in premium-branded select-service hotels such as Courtyard by Marriott®, Hampton Inn®, Hampton Inn and Suites by Hilton®, Hyatt Place® and Hilton Garden Inn by Hilton®. The service and amenity offerings of these hotels typically include complimentary breakfast or a smaller for pay breakfast or evening dining option, high-speed internet access, local calls, in-room movie channels, and linen and room cleaning service.

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

•
Aggressive asset management:  Although as a REIT we cannot operate our hotels, we proactively manage our third-party hotel manager in seeking to maximize hotel operating performance. Our asset management activities seek to ensure that our third-party hotel manager effectively utilizes franchise brands' marketing programs, develops effective sales management policies and plans, operates properties efficiently, controls costs, and develops operational initiatives for our hotels that increase guest satisfaction. As part of our asset management activities, we regularly review opportunities to reinvest in our hotels to maintain quality, increase long-term value and generate attractive returns on invested capital.

•
Selective hotel development: We may consider developing a limited number of hotels in cases where we believe newly developed hotels will generate attractive returns and enhance the quality of our hotel portfolio.

•
Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 100% owned by Mr. Fisher that as of December 31, 2022, managed all of our hotels. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. We have maintained a leverage ratio between the high 20s and the low 50s. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. At December 31, 2022, our leverage ratio was approximately 26.6 percent, which decreased from 30.6 percent at December 31, 2021. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

As of December 31, 2022, certain key terms of our management agreements for our 39 hotels were as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn White Plains	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn New Rochelle	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Garden Grove	IHM	3.0%	$1,500	$1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	$1,200	$1,000	1.0%
Courtyard Houston	IHM	3.0%	$1,500	$1,000	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	$1,500	$1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	$1,200	$1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	$1,500	$1,000	1.0%
SpringHill Suites Savannah	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Addison	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Dallas	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Woodland Hills	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Destin Miramar Beach	IHM	3.0%	$1,500	$1,000	1.0%
Management fees totaled approximately $10.1 million, $7.2 million and $5.3 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Certain key terms of our franchise agreements for our hotels as of December 31, 2022 were as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	Promus Hotels, Inc.	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	Hilton Garden Inns Franchise LLC	5.5%	4.3%	2028
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
SpringHill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	5.0%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6.0%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	Hilton Garden Inns Franchise LLC	5.5%	4.0%	2037
Courtyard Summerville	Marriott International, Inc.	6.0%	2.5%	2037
Embassy Suites Springfield	Hilton Franchise Holding LLC	5.5%	4.0%	2037
Residence Inn Summerville	Marriott International, Inc.	6.0%	2.5%	2038
Courtyard Dallas	Marriott International, Inc.	6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	Marriott International, Inc.	5.5% to 6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	Marriott International, Inc.	3.0% to 5.5%	2.0%	2041
Home2 Suites Woodland Hills	Hilton Franchise Holding LLC	3.0% to 5.0%	3.0%	2040
Hilton Garden Inn Destin Miramar Beach	Hilton Franchise Holding LLC	5.5%	4.0%	2042

Franchise and marketing/program fees totaled approximately $23.7 million, $16.6 million and $11.6 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Operating Leases
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 and we have an extension option of up to three additional terms of ten years each. Monthly payments are currently approximately $44 thousand per month and increase 10% every five years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle hotel is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2022 under these leases amounted to approximately $31 thousand per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $47 thousand per month and a percentage rent payment equal to 5% to 25% of gross income based on the type of income less the minimum rent is due in arrears.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2022. The leases typically provide multi-year renewal options to extend the term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment. Lease obligations are based on contractually-required cash payments while lease expense is recognized on a straight-line basis.
The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2022, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount

2023	$2,093
2024	2,115
2025	2,186
2026	1,894
2027	1,272
Thereafter	63,553
Total lease payments	$73,113

Human Capital

As of February 23, 2023, we had 17 employees. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

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

Corporate Responsibility

We are committed to creating value while being responsible stewards at our hotels, in the community, and in our industry. While the COVID-19 pandemic presented tumultuous challenges, the new reality we experienced reinforced our desire to formalize our historical efforts relating to Environmental, Social, and Governance (ESG) issues into a more structured corporate responsibility strategy. We are proud to have published our first Corporate Responsibility Report in March 2021.

In February 2022, the Company established a standalone Environmental Social and Governance Committee made up of members of the Board of Trustees of the Company (the "Board of Trustees") and two of our executive officers.

In May 2022, we published our annual Corporate Responsibility Report which includes reporting with standards from the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD). The report is available on our website at www.chathamlodgingtrust.com.

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
SUMMARY

Risks Related to Our Business

•	The COVID-19 pandemic has had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.
•	Our investment policies are subject to revision from time to time at our Board of Trustees' discretion.
•	We depend on the efforts and expertise of our key executive officers whose continued service is not guaranteed.
•	Our future growth depends on obtaining new financing.
•	We must rely on third-party management companies to operate our hotels in order to qualify as a REIT.
•	The management of the hotels in our portfolio is currently concentrated in one hotel management company.
•	Our franchisors could cause us to expend additional funds on upgraded operating standards.
•	Our franchisors may cancel or fail to renew our existing franchise licenses.
•	Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make distributions.
•	Future debt service obligations could adversely affect our overall operating results or cash flow and may require us to liquidate our properties.
•	If we are unable to repay our debt obligations in the future, we may be forced to refinance debt or dispose of or encumber our assets, which could adversely affect distributions to shareholders.
•	Interest expense on our debt may limit our cash available to fund growth strategies and shareholder distributions.
•	Failure to hedge effectively against interest rate changes may adversely affect us.
•	Joint venture investments that we may make could be adversely affected by our lack of decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint-venture partners.
•	We may from time to time make distributions to our shareholders in the form of our common shares, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.
•	Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
•	There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer.
•	Hotel development is subject to timing, cost, and other risks.
•	Inflation and price volatility could impact our business and results of operations.
Risks Related to the Lodging Industry

•	The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.
•	Our ability to make distributions to our shareholders may be affected by operating risks in the lodging industry.
•	Competition for acquisitions may reduce the number of properties we can acquire.
•	Competition for guests may lower our hotels' revenues and profitability.
•	The cyclical nature of the lodging industry may adversely affect the return on our investments.
•	Due to our concentration therein, a downturn in the lodging industry would adversely affect our business.
•	The ongoing need for capital expenditures at our hotel properties may adversely affect our business.

•	The increasing use by consumers of Internet travel intermediaries and alternative lodging market places may adversely affect our profitability.
•	The need for business-related travel may be adversely affected by the use of business-related technology.
•	We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities.
•	Uninsured and underinsured losses could adversely affect our operating results.
•
We face risks associated with natural disasters and the direct and indirect physical effects of climate change, which may include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotel properties, operations, cash flows and financing options.

•	Noncompliance with environmental laws and governmental regulations could adversely affect our business.
•	Compliance with the ADA and other changes in governmental rules and regulations could substantially increase our cost of doing business.
•	The outbreak of widespread contagious disease, such as COVID-19, could reduce travel.
General Risks Related to the Real Estate Industry

•	Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties.
•	Increases in our property taxes would adversely affect our ability to make distributions to our shareholders.
•	Our hotel properties may contain or develop harmful mold, which could lead to liabilities and remediation costs.
Risks Related to Our Organization and Structure

•	Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
•	Provisions of Maryland law may limit the ability of a third party to acquire control of our Company.
•	Provisions of our declaration of trust may limit the ability of a third party to acquire control of our Company.
•	Failure to make required distributions would subject us to tax.
•	Failure to maintain our qualification as a REIT would subject us to federal income tax and potentially other taxes.
•	Our TRS Lessee structure subjects us to the risk of increased hotel operating expenses.
•	Our TRS structure increases our overall tax liability.
•	Our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.
•	If our leases with our TRS Lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	If our hotel managers do not qualify as "eligible independent contractors," we would fail to qualify as a REIT.
•	Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common shares.
•	The ability of our Board of Trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.
•	The ability of our Board of Trustees to change our major policies may not be in our shareholders’ interest.
•	If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our investors could lose confidence in our reported financial information, which could harm our business and the value of our shares.
•	Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
•	We may be subject to adverse legislative or regulatory tax changes.
•	We may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
•	Our revolving credit facility and term loan may limit our ability to pay dividends on common shares.
•	The market price of our equity securities may vary substantially.
•	The number of shares available for future sale could adversely affect the market price of our common shares.
•	Future offerings of debt or equity securities or incurrence of debt may adversely affect the market price of our common shares.

Risks Related to Our Business

The COVID-19 pandemic has had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.

The global COVID-19 pandemic caused by a novel coronavirus has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets have continued to experience significant volatility as a result of the COVID-19 pandemic. Globally and throughout the United States, federal and local governments instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that could continue operations. These restrictions had a severe impact on the U.S. lodging industry.

The rapid development and fluidity of the COVID-19 pandemic made it extremely difficult to assess the pandemic's full adverse economic impact, and future impact, on our financial condition, results of operations, cash flows and performance. An outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2022, managed all of our hotels, and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

The management of the hotels in our portfolio is currently concentrated in one hotel management company.

As of December 31, 2022, IHM managed all 39 of our hotels. As a result, a substantial portion of our revenue is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

Our franchisors could cause us to expend additional funds on upgraded operating standards, which may reduce cash available for distribution to shareholders.

Our hotels operate under franchise agreements, and we may become subject to the risks that are found in concentrating our hotel properties in one or several franchise brands. Our hotel operators must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Pursuant to certain of the franchise agreements, certain upgrades are required approximately every seven years, and the franchisors may also impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its ‘frequent guest' program, which can add substantial expense for the hotel. The franchisors also may require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our shareholders.

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

Among the factors which could adversely affect our results of operations and distributions to shareholders are reductions in hotel revenues; increases in operating expenses at the hotels leased to our TRS Lessees; increased debt service requirements, including those resulting from higher interest rates on our indebtedness; cash demands from joint ventures and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels, and unknown liabilities, such as environmental claims. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at hotels and could directly affect us negatively by:

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

Higher interest rates could increase debt service requirements on debt under our credit facility and any floating rate debt that we incur in the future, as well as any amounts we seek to refinance, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. Interest expense on our term loan and revolving credit facility is based on floating interest rates.

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

Our Chief Executive Officer, Mr. Fisher, owned 100% of IHM, a hotel management company that, as of December 31, 2022, managed all of our hotels, and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

We cannot provide assurance that development projects will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial position, results of operations, and cash flows or the market price of our shares.

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

The outbreak of widespread contagious disease, such as COVID-19, could reduce travel and adversely affect hotel demand.

The widespread outbreak of infectious or contagious disease, such as COVID-19, H1N1 influenza (swine flu), avian bird flu, SARS and Zika virus, has reduced travel into and from the affected areas, including travel from the affected areas to the U.S. Further outbreaks, especially in the U.S., could reduce travel and adversely affect the U.S. hotel industry generally and our business in particular.

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

Our revolving credit facility and term loan may limit our ability to pay dividends on common shares.

Under our revolving credit facility and term loan, our distributions may not exceed the greater of (i) 95% of adjusted funds from operations (as defined in our senior unsecured revolving credit facility and term loan) for the preceding four-quarter period or (ii) the amount required for us to maintain our status as a REIT. As a result, if we do not generate sufficient adjusted funds from operations during the four quarters preceding any common share dividend payment date, we would not be able to pay dividends to our common shareholders consistent with our past practice without causing a default under our revolving credit facility and term loan. In the event of a default under our revolving credit facility or term loan, we would be unable to borrow under our revolving credit facility or term loan and any amounts we have borrowed thereunder could become due and payable.

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

We also may issue from time to time additional common shares or common units in our Operating Partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 4,600,000 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future. Our DRSPP (defined below) permits the purchase of up to $50 million of our common shares through purchases and reinvestment of dividends on our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain operating information for our hotels as of December 31, 2022:

Property	Location	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price		Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	4/23/2010	1999	147	$12.5	million	$85,714	$14.8	million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	4/23/2010	1998	144	$18.0	million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	4/23/2010	1998	121	$11.3	million	$93,388	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	4/23/2010	1999	121	$11.5	million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	4/23/2010	2000	143	$9.5	million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	7/2/2010	1997	120	$16.5	million	$137,500	$16.7	million
Residence Inn Long Island Holtsville	Holtsville, New York	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	9/23/2010	1982	135	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	10/5/2010	2000	127	$21.0	million	$169,355	—
Residence Inn Garden Grove	Garden Grove, California	7/14/2011	2003	200	$43.6	million	$218,000	$30.2	million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	7/14/2011	1996	146	$32.5	million	$222,603	$14.4	million
Residence Inn Washington DC	Washington, DC	7/14/2011	1974	104	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	7/14/2011	2001	121	$37.0	million	$305,785	$19.7	million
Hampton Inn Portland Downtown	Portland, Maine	12/27/2012	2011	125	$28.0	million	$229,508	—
Courtyard Houston	Houston, Texas	2/5/2013	2010	197	$34.8	million	$176,395	$16.2	million
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	6/17/2013	2010	178	$40.0	million	$224,719	$20.0	million
Hampton Inn Exeter	Exeter, New Hampshire	8/9/2013	2010	111	$15.2	million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	9/26/2013	1999	180	$27.9	million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	10/31/2013	2008	231	$71.8	million	$316,883	$41.1	million
Springhill Suites Savannah	Savannah, Georgia	12/5/2013	2009	160	$39.8	million	$248,438	$28.4	million
Residence Inn Silicon Valley I	Sunnyvale, CA	6/9/2014	1983	231	$92.8	million	$401,776	$61.3	million
Residence Inn Silicon Valley II	Sunnyvale, CA	6/9/2014	1985	248	$102.0	million	$411,103	$66.9	million
Residence Inn San Mateo	San Mateo, CA	6/9/2014	1985	160	$72.7	million	$454,097	$46.0	million
Residence Inn Mountain View	Mountain View, CA	6/9/2014	1985	144	$56.4	million	$503,869	$35.8	million
Hyatt Place Cherry Creek	Glendale, CO	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	11/17/2014	2000	176	$24.1	million	$137,178	—
Residence Inn San Diego Gaslamp	San Diego, CA	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	9/17/2015	1998	136	$45.1	million	$336,194	$19.5	million
Home2 Suites Woodland Hills	Woodland Hills, CA	8/29/2017	2022	170	$70.9	million	$418,107	$39.3	million
Hilton Garden Inn Portsmouth	Portsmouth, NH	9/20/2017	2006	131	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	11/15/2017	2014	96	$20.2	million	$210,417	—
Embassy Suites Springfield	Springfield, VA	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	8/27/2018	2018	96	$20.8	million	$216,667	—
Dallas DT Courtyard	Dallas, TX	12/5/2018	2018	167	$49.0	million	$293,413	—
Residence Inn Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2016	132	$37.0	million	$280,000	—
TownePlace Suites Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2021	137	$34.3	million	$250,000	—
Hilton Garden Inn Destin Miramar Beach	Miramar Beach, FL	3/8/2022	2020	111	$31.0	million	$279,000	—

Total				5,914	$1,488.1	million	$251,623	$470.3	million

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

Shareholder Information

On December 31, 2022, there were 282 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2017 to the NYSE closing price per share on December 31, 2022 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE Nareit All Equity REITs Index (the “FTSE Nareit All Equity REITs”) and the FTSE Nareit Lodging/Resorts Index (the “FTSE Nareit Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2017 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the FTSE Nareit All Equity REITs and (iv) the FTSE Nareit Lodging. The total return values include any dividends paid during the period.

	Value of initial investment at December 31,
	2017	2018	2019	2020	2021	2022
Chatham Lodging Trust	$100.00	$82.95	$92.31	$55.14	$70.05	$63.00
Russell 2000	$100.00	$87.14	$106.65	$111.59	$143.14	$122.41
FTSE Nareit All Equity REITs	$100.00	$95.90	$122.82	$115.62	$161.73	$121.13
FTSE Nareit Lodging	$100.00	$87.18	$100.82	$77.03	$91.07	$77.13

160
140
120
100
80
60
40
20
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its shares for the years ended December 31, 2022 and 2021, respectively:

	2022		2021
Common shares:
Ordinary income	$0.07	100.0%	$—	—%
Return of capital	—	—%	—	—%
Total	$0.07	100.0%	$—	—%

Series A preferred shares:
Ordinary income	$1.65624	100.0%	$0.89713	100.0%
Return of capital	—	—%	—	—%
Total	$1.65624	100.0%	$0.89713	100.0%

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2022, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 12 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	1,765,149
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,765,149
¹ Our Equity Incentive Plan was approved by our company's sole trustee and our company's sole shareholder prior to completion of our IPO. The plan was amended and restated as of May 24, 2022 by our Board of Trustees to increase the maximum number of shares available under the plan to 4,600,000 shares. The amended and restated plan was approved by our shareholders at our 2022 annual meeting of shareholders.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2022 and 2021, respectively, related to such repurchases.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally managed and was organized to invest primarily in upscale extended-stay and premium-branded select-service hotels. The Company has elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT").
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
As of December 31, 2022, the Company owned 39 hotels with an aggregate of 5,914 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2022, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in travel and a significant reduction in hotel demand, which caused us to experience a significant decline in revenues, profitability and cash flows from operations during the years ended December 31, 2020 and December 31, 2021. During the year ended December 31, 2022, we experienced a significant improvement in our business, initially driven primarily by leisure travel, and to a lesser extent, improvement in other demand segments including corporate and group. There have been material increases in inflation and interest rates in the year ended December 31, 2022. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. A return to normalized levels of operations is dependent on a continuation of the recovery in our business, further dissipation of concerns related to the COVID-19 pandemic, geopolitical stability, and moderating inflation.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.
Results of Operations
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
The section below provides a comparative discussion of our consolidated results of operations between fiscal year 2022 and 2021. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for comparative a discussion of our consolidated results of operations between fiscal 2021 and fiscal 2020.

Results of operations for the year ended December 31, 2022 include the operating activities of our 37 wholly owned hotels that were owned for the entire period and operating activities for one hotel that was opened during the period, one hotel that was acquired during the period and four hotels sold during the period for the periods of our ownership of these hotels. We sold one hotel located in Burlington, MA on May 6, 2022, and sold one hotel located in Dallas, TX and two hotels located in Houston, TX on May 13, 2022. We acquired one hotel located in Miramar Beach, FL on March 8, 2022. We developed and opened, on January 24, 2022, one hotel located in Los Angeles, CA. We acquired two hotels located in Austin, TX on August 3, 2021. We sold our investment in the NewINK JV on March 18, 2021 and sold our investment in the Inland JV on September 23, 2021. The changes in results described in comparisons below were driven primarily by the COVID-19 pandemic, the sale of four hotels, the acquisition of three hotels, the opening of one hotel, and the sale of our investments in the NewINK JV and the Inland JV.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2022	December 31, 2021	% Change
Room	$272,265	$187,369	45.3%
Food and beverage	7,303	3,525	107.2%
Other	13,958	11,350	23.0%
Cost reimbursements from unconsolidated entities	1,325	1,731	(23.5)%
Total revenue	$294,851	$203,975	44.6%

Total revenue increased $90.9 million to $294.9 million for the year ended December 31, 2022 compared to total revenue of $204.0 million for the 2021 period. The increase in total revenue was related primarily to the recovery from the adverse effects of the COVID-19 pandemic. Four hotels owned during the year ended December 31, 2022 that were not owned for the full year ended December 31, 2021, contributed $26.7 million of revenue, up $22.6 million from the $4.1 million these hotels contributed during the year ended December 31, 2021. Four other hotels that were sold during the year ended December 31, 2022 contributed $4.9 million of revenue during that year, down $6.7 million from the $11.6 million these hotels contributed during the year ended December 31, 2021. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.3% and 91.9%, respectively, of total revenue for the years ended December 31, 2022 and 2021. Room revenue was $272.3 million and $187.4 million for the years ended December 31, 2022 and 2021, respectively, and the increase in room revenue was related primarily to the recovery from the adverse effects of the COVID-19 pandemic.
Food and beverage revenue was $7.3 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in food and beverage revenue was related primarily to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.
Other revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, increased $2.6 million for the year ended December 31, 2022. The increase in other operating revenue was related primarily to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.
Reimbursed costs from unconsolidated entities were $1.3 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. The cost reimbursements were offset by the reimbursed costs from unconsolidated entities included in operating expenses. The decrease in cost reimbursements was related primarily to the sale of the NewINK JV.
As reported by Smith Travel Research, U.S. lodging industry RevPAR for the years ended December 31, 2022 and 2021 increased 29.8% and increased 58.2%, respectively, as compared to the years ended December 31, 2021 and 2020. Smith Travel Research reported that U.S. lodging industry RevPAR increased 67.2% in the first quarter of 2022, increased 38.8% in the second quarter of 2022, increased 16.6% in the third quarter of 2022 and increased 16.3% in the fourth quarter of 2022. We expect that in 2023, RevPAR will continue to increase, and that in some markets RevPAR may exceed levels achieved in 2019.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR results for the 38 hotels wholly owned by the Company as of December 31, 2022 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the year ended
	December 31, 2022		December 31, 2021		% Change
	Same Property (38 hotels)	Actual (43 hotels)	Same Property (38 hotels)	Actual (41 hotels)	Same Property (38 hotels)	Actual (43/41 hotels)
Occupancy	72.0%	71.5%	65.8%	64.6%	9.4%	10.7%
ADR	$172.59	$171.77	$135.91	$132.42	27.0%	29.7%
RevPAR	$124.21	$122.81	$89.48	$85.54	38.8%	43.6%
Same property RevPAR increased 38.8% due to an increase in occupancy of 9.4% and an increase in ADR of 27.0%.
Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2022	December 31, 2021	% Change
Hotel operating expenses:
Room	$56,073	$40,396	38.8%
Food and beverage expense	5,520	2,404	129.6%
Telephone expense	1,449	1,502	(3.5)%
Other expense	3,488	2,299	51.7%
General and administrative	26,085	20,424	27.7%
Franchise and marketing fees	23,674	16,560	43.0%
Advertising and promotions	5,397	3,721	45.0%
Utilities	12,048	10,255	17.5%
Repairs and maintenance	14,145	11,784	20.0%
Management fees	10,133	7,156	41.6%
Insurance	2,746	2,792	(1.6)%
Total hotel operating expenses	$160,758	$119,293	34.8%

Hotel operating expenses increased $41.5 million, or 34.8%, to $160.8 million for the year ended December 31, 2022 from $119.3 million for the year ended December 31, 2021. The primary cause of the increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic.
Room expenses, which are the most significant component of hotel operating expenses, increased $15.7 million from $40.4 million in 2021 to $56.1 million in 2022. The increase in room expenses was related primarily to an increase in occupancy and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.
The remaining hotel operating expenses increased $25.8 million, or 32.7%, from $78.9 million in 2021 to $104.7 million in 2022. The increase in other remaining expenses was related primarily to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.

Depreciation and Amortization

Depreciation and amortization expense increased $5.2 million from $54.2 million for the year ended December 31, 2021 to $59.4 million for the year ended December 31, 2022. The increase was primarily due to higher depreciation expense from the four hotels owned during the year ended December 31, 2022 that were not owned for the full year ended December 31, 2021 than the depreciation expense from four other hotels which were sold during the year ended December 31, 2022. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss

Impairment loss decreased $5.6 million to $0 for the year ended December 31, 2022. The impairment loss in 2021 was due to the impairment recorded on the HGI Burlington hotel property, which was later sold in 2022, to write down the hotel property to fair value.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $2.6 million from $23.8 million for the year ended December 31, 2021 to $21.2 million for the year ended December 31, 2022. The decrease was related primarily to reductions in property tax assessments as a result of the COVID-19 pandemic.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $5.6 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively) increased $0.9 million to $11.8 million in 2022 from $10.9 million in 2021.

Reimbursable Costs from Unconsolidated Entities

Reimbursable costs from unconsolidated entities, comprised of corporate payroll and rent costs were $1.3 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. The cost reimbursements were offset by the cost reimbursements from unconsolidated entities included in revenues. The decrease in cost reimbursements primarily was related to the sale of the NewINK JV.

Gain (Loss) on Sale of Hotel Property

Gain (loss) on the sale of hotel property increased $2.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the sale of four hotels. The HGI Burlington hotel property was sold on May 6, 2022 and the HWS Dallas, the CY Houston West University, and the RI Houston West University hotel properties together were sold on May 13, 2022, which resulted in a total gain of $2.3 million.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $2.0 million, or 8.2%, from $24.5 million for the year ended December 31, 2021 to $26.5 million for the year ended December 31, 2022. Interest expense is comprised of the following (dollars in thousands):

	For the year ended
	December 31, 2022	December 31, 2021	% Change
Mortgage debt interest	$20,431	$21,081	(3.1)%
Credit facility interest and unused fees	2,229	3,441	(35.2)%
Interest rate cap	(784)	(52)	1407.7%
Construction loan interest	3,469	2,117	63.9%
Capitalized interest	(330)	(3,551)	(90.7)%
Amortization of deferred financing costs	1,439	1,424	1.1%
Total	$26,454	$24,460	8.2%

The increase in interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily due to an increase in construction loan interest and a decrease in capitalized interest due to the opening of the Home2 Suites Woodland Hills on January 24, 2022. This was partially offset by a decrease in revolving credit facility interest due to a reduction of the outstanding balance on the revolving credit facility.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $0.1 million from $0 for the year ended December 31, 2021 to $0.1 million for the year ended December 31, 2022. The loss in 2022 is related to the Company entering into a new unsecured revolving credit facility.

Loss from Unconsolidated Real Estate Entities

Loss from unconsolidated real estate entities decreased $1.2 million from a loss of $1.2 million for the year ended December 31, 2021 to $0 for the year ended December 31, 2022. The decrease is due to the sale of the NewINK JV.

Gain on Sale of Investment in Unconsolidated Real Estate Entities

Gain on sale of investment in unconsolidated real estate entities decreased $23.8 million from a gain of $23.8 million for the year ended December 31, 2021 to $0 for the year ended December 31, 2022. The gain in 2021 was due to the sale of the NewINK JV.

Income Tax Expense

Income tax expense remained unchanged at zero for the year ended December 31, 2021 and 2022. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company's TRS is expecting taxable losses in 2023 and recognizes a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets.

Net Income (Loss)

Net income was $9.9 million for the year ended December 31, 2022, compared to a net loss of $18.8 million for the year ended December 31, 2021. The change from a net loss to net income was primarily due to an increase in occupancy and revenues at our hotels due to the recovery from the COVID-19 pandemic and the sale of four hotels which resulted in a gain on sale of hotel properties of $2.3 million during the year ended December 31, 2022, combined with the other factors discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share data):

	For the year ended
	December 31,
	2022	2021	2020
Funds From Operations (“FFO”):
Net income (loss)	$9,871	$(18,845)	$(77,020)
Preferred dividends	(7,950)	(3,975)	—
Net income (loss) attributable to common shares and common units	1,921	(22,820)	(77,020)
(Gain) loss on sale of hotel property	(2,268)	21	(21,116)
Loss on the sale of assets within unconsolidated real estate entities	—	—	2
Gain on sale of investment in unconsolidated real estate entities	—	(23,817)	—
Depreciation	59,123	53,967	53,627
Impairment loss	—	5,640	—
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282
Impairment loss within the unconsolidated real estate entities	—	—	1,388
Adjustments for unconsolidated real estate entity items	—	568	4,434
FFO attributed to common share and unit holders	58,776	13,559	(23,403)
Other charges	683	711	4,385
Loss on early extinguishment of debt	138	—	—
Adjustments for unconsolidated real estate entity items	—	46	9
Adjusted FFO attributed to common share and unit holders	$59,597	$14,316	(19,009)
Weighted average number of common shares and units
Basic	49,971,823	49,281,763	47,635,600
Diluted	50,234,903	49,490,938	47,635,600

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
The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended
	December 31,
	2022	2021	2020
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$9,871	$(18,845)	$(77,020)
Interest expense	26,454	24,460	28,122
Depreciation and amortization	59,350	54,215	53,871
Adjustments for unconsolidated real estate entity items	—	1,184	8,965
EBITDA	95,675	61,014	13,938
Impairment loss	—	5,640	—
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282
Impairment loss within the unconsolidated real estate entities	—	—	1,388
(Gain) loss on sale of hotel property	(2,268)	21	(21,116)
Loss on the sale of assets within unconsolidated real estate entities	—	—	2
Gain on sale of investment in unconsolidated real estate entities	—	(23,817)	—
EBITDAre	93,407	42,858	9,494
Other charges	683	711	4,385
Loss on early extinguishment of debt	138	—	—
Adjustments for unconsolidated real estate entity items	—	46	9
Share based compensation	5,551	4,823	4,597
Adjusted EBITDA	$99,779	$48,438	$18,485
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

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		For the year ended
		December 31,
		2022	2021	2020
Net income (loss)		$9,871	$(18,845)	$(77,020)
Add:	Interest expense	26,454	24,460	28,122
	Depreciation and amortization	59,350	54,215	53,871
	Corporate general and administrative	17,339	15,752	11,564
	Other charges	683	711	4,385
	Impairment loss	—	5,640	—
	Loss on early extinguishment of debt	138	—	—
	Loss from unconsolidated real estate entities	—	1,231	7,424
	Impairment loss on investment in unconsolidated real estate entities	—	—	15,282
	Loss on sale of hotel property	—	21	—
Less:	Interest and other income	(10)	(243)	(179)
	Gain on sale of hotel property	(2,268)	—	(21,116)
	Gain on sale of investment in unconsolidated real estate entities	—	(23,817)	—
Adjusted Hotel EBITDA		$111,557	$59,125	$22,333

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
•Other companies in our industry may calculate FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA differently than we do, limiting their usefulness as a comparative measure; and

•FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA are not measures of our liquidity.

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
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2022, our leverage ratio was approximately 26.6%, which decreased from 30.6% at December 31, 2021 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. At December 31, 2022, we had total debt of $470.3 million at an average rate of approximately 5.0%. We intend to continue to fund our investments with a prudent balance of debt and equity. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2022 and 2021, we had $0 and $70.0 million, respectively, in outstanding borrowings under our revolving credit facility. We had $39.3 million and $35.0 million in outstanding borrowings under our construction loan for the Home2 Woodland Hills hotel development at December 31, 2022 and 2021, respectively. At December 31, 2022, the maximum combined borrowing availability under our revolving credit facility and delayed-draw term loan was $350.0 million. We also had mortgage debt on individual hotels aggregating $430.9 million and $439.9 million at December 31, 2022 and 2021, respectively.
On October 28, 2022, Chatham entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options and the delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, Chatham executed an amendment to its unsecured revolving credit facility increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. Combined with its $90.0 million unsecured delayed-draw term loan, Chatham has $350.0 million of total commitments under the new facilities. Pricing on the new facilities is based on SOFR plus a spread of 1.50% to 2.25% for the revolving credit facility and a spread of 1.45% to 2.20% for the delayed draw term loan facility based on the Company's leverage and a credit spread adjustment of 0.10%.
Our revolving credit facility and delayed-draw term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2022.
Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, five of our mortgage debt lenders were enforcing cash trap provisions. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan. We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the year ended December 31, 2022, the Company issued 4,543 common shares under the DRSPP at a weighted average price of $12.52, which generated $57 thousand of proceeds. As of December 31, 2022, there was approximately $47.9 million in common shares available for issuance under the DRSPP.
In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the year ended December 31, 2022. As of December 31, 2022, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
We expect to meet our short-term liquidity requirements generally through existing cash balances and availability under our revolving credit facility and delayed-draw term loan. We believe that our existing cash balances and availability under our revolving credit facility and delayed-draw term loan will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through borrowings under our revolving credit facility and delayed-draw term loan, additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.
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
We had no material off-balance sheet arrangements at December 31, 2022.
Sources and Uses of Cash
Our principal sources of cash include net cash from operations, availability under our revolving credit facility and delayed-draw term loan, proceeds from debt and equity issuances, and proceeds from the sale of hotel properties. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs, debt repayments and distributions to equity holders.
Cash, cash equivalents, and restricted cash totaled $45.2 million as of December 31, 2022, an increase of $15.3 million from December 31, 2021, primarily due to net cash provided by operating activities of $71.5 million, net cash provided by investing activities of $30.0 million, and net cash used in financing activities $86.2 million.
Cash from Operations
Net cash flows provided by operating activities increased $42.7 million to $71.5 million in 2022 compared to $28.8 million in 2021. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated RevPAR growth of 29.8% in 2022 versus 2021.

Investing Activities Cash Flows

Net cash flows provided by (used in) investing activities increased $131.9 million to $30.0 million in 2022 compared to $(101.9) million in 2021. For the year ended December 31, 2022, net cash flows provided by investing activities of $30.0 million consisted of $79.6 million in net proceeds related to the sale of four hotel properties, $0.4 million of deferred key money received for the development of the Home2 Woodland Hills, partially offset by $31.0 million related to the acquisition of the HGI Destin hotel, $15.7 million related to capital improvements on our 39 hotels, and $3.3 million related to the development of the Home2 Woodland Hills. For the year ended December 31, 2021, net cash flows used in investing activities of $101.9 million consisted of $71.3 million related to the acquisitions of the RI Austin and TPS Austin hotels, $9.5 million related to capital improvements on our 41 hotels and $23.9 million related to the development of the Home2 Suites Woodland Hills, offset by $2.8 million of proceeds from the sale of an unconsolidated real estate entity (the NewINK JV).

We expect to invest approximately $30.6 million on renovations, discretionary and emergency expenditures on our existing hotels in 2023, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows (used in) provided by financing activities decreased $157.8 million to $(86.2) million in 2022 compared to $71.6 million in 2021. For the year ended December 31, 2022, net cash flows used in financing activities of $86.2 million were comprised of net repayments of our senior unsecured revolving credit facility of $70.0 million, principal payments on mortgage debt of $9.0 million, payments of deferred financing and offering costs of $3.5 million, distributions to unit holders of $0.1 million, and distributions on preferred shares of $8.0 million, partially offset by net borrowings on our construction loan of $4.3 million. For the year ended December 31, 2021, net cash flows provided by financing activities of $71.6 million were comprised of $115.9 million of net proceeds from our Series A Preferred Shares offering, $24.6 million of common equity proceeds raised through sales under the DRSPP and the ATM Program, and net borrowings on our construction loan of $21.7 million, offset by net repayments of our senior unsecured revolving credit facility of $65.3 million, amortization payments on mortgage debt of $8.7 million and the repayment of the $12.5 million mortgage loan on the Residence Inn New Rochelle, payments of financing and offering costs of $1.6 million, distributions to unit holders of $0.3 million and distributions on preferred shares of $2.3 million.
We declared total dividends of $0.07 and $0.07 per common share and LTIP unit for the year ended December 31, 2022 and $0 and $0 per common share and LTIP unit for the year ended December 31, 2021, respectively. We declared total dividends of $1.65624 and $0.89713 per Series A preferred share for the years ended December 31, 2022 and 2021, respectively.
Material Cash Requirements
Our material cash requirements include the following contractual obligations:

•At December 31, 2022, we had total debt principal and interest obligations of $501.6 million with $140.3 million of principal and interest payable within the next 12 months from December 31, 2022. $109.7 million of debt principal obligations payable during the next 12 months relate to maturities of the Company's mortgage loans secured by the Homewood Suites San Antonio, Residence Inn Tysons, Courtyard Houston Medical Center, Hyatt Place Pittsburgh, and Residence Inn Bellevue hotel properties. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and delayed-draw term loan.

•Lease payments due within the next 12 months from year-end 2022 total $2.1 million. See Note 13, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

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
Our hotel properties are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period.This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2022, there were no impairment losses. For the year ended December 31, 2021, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2020, there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2022, we had no hotel properties held for sale.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2022 and 2021 was $412.7 million and $443.4 million, respectively.
At December 31, 2022, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2022 that are sensitive to changes in interest rates (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Floating rate:
Debt	$—	$39,331	$—	$—	$—	$—	$39,331	$39,331
Average interest rate	—	9.20%	—	—	—	—	9.20%
Fixed rate:
Debt	$117,962	$297,003	$15,961	$—	$—	$—	$430,926	$412,661
Average interest rate	4.66%	4.64%	4.25%	—	—	—	4.63%

Our construction loan is subject to a 0.25% LIBOR floor. At December 31, 2022 1-month LIBOR was 4.39%. We estimate that a hypothetical 100 basis points increase in LIBOR would not result in any additional interest due to the interest rate cap agreements in place. This assumes that the amount of floating rate debt outstanding on our revolving credit facility remains $0 and the amount outstanding on our construction loan remains $39.3 million, the balances as of December 31, 2022.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 18, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 18, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 18, 2023.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 18, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 18, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.    Financial Statements

See the Index to Consolidated Financial Statements at pages F-1

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-35:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(7)

3.2	Third Amended and Restated Bylaws of Chatham Lodging Trust(1)

3.3	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share(10)

4.1†	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013, as amended on May 24, 2022(1)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(7)

10.3*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(7)

10.4*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(2)

10.5*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(3)

10.6*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(4)

10.7*	Form of LTIP Unit Vesting Agreement(4)

10.8*	Form of Share Award Agreement for Trustees(4)

10.9*	Form of Share Award Agreement for Officers(5)

10.10*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(6)

10.11	Agreement of Limited Partnership of Chatham Lodging, L.P.(4)

10.12	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(6)

10.13	Second Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(11)

10.14	Form of IHM Hotel Management Agreement(4)

10.15*	Form of 2016 Time-Based LTIP Unit Award Agreement(7)

10.16*	Form of 2016 Performance-Based LTIP Unit Award Agreement(7)

10.17
Sales Agreement, dated January 5, 2021, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC(9)

10.18
Second Amendment and Restatement Agreement, dated as of October 28, 2022, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Barclays Bank, PLC, as administrative agent and L/C issuer, and the other lenders party thereto.(8)

10.19
Term Loan Credit Agreement, dated as of October 28, 2022, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Regions Capital Markets, as administrative agent, and the other lenders party thereto.(8)

21.1†	List of Subsidiaries of Chatham Lodging Trust

23.1†	PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document

† Filed herewith.

†† Furnished herewith.

*    Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022 (File No. 001-34693).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 1, 2022 (File No. 001-34693).
(9)	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2021 (File No. 001-34693).
(10)	Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).
(11)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2021 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 23, 2023	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
Jeremy B. Wegner

/s/ EDWIN B. BREWER, JR.	Trustee	February 23, 2023
Edwin B. Brewer, Jr.

/s/ DAVID GRISSEN	Trustee	February 23, 2023
David Grissen

/s/ MARY ELIZABETH HIGGINS	Trustee	February 23, 2023
Mary Elizabeth Higgins

/s/ ROBERT PERLMUTTER	Trustee	February 23, 2023
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 23, 2023
Rolf E. Ruhfus

/s/ ETHEL ISAACS WILLIAMS	Trustee	February 23, 2023
Ethel Isaacs Williams

F-62

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Evaluation of Investments in Hotel Properties

As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2022, the Company had an investment in hotel properties, net of $1.3 billion and for the year ended December 31, 2022, there were no impairment losses recorded. Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management’s estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized.
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
February 23, 2023

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets:
Investment in hotel properties, net	$1,264,252	$1,282,870
Investment in hotel properties under development	—	67,554
Cash and cash equivalents	26,274	19,188
Restricted cash	18,879	10,681
Right of use asset, net	19,297	19,985
Hotel receivables (net of allowance for doubtful accounts of $344 and $382, respectively)	5,178	3,003
Deferred costs, net	6,428	4,627
Prepaid expenses and other assets	3,430	2,791
Total assets	$1,343,738	$1,410,699
Liabilities and Equity:
Mortgage debt, net	$430,553	$439,282
Revolving credit facility	—	70,000
Construction loan	39,331	35,007
Accounts payable and accrued expenses	28,528	27,718
Lease liability, net	22,108	22,696
Distributions payable	5,221	1,803
Total liabilities	525,741	596,506
Commitments and contingencies (see note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,808,105 and 48,768,890 shares issued and outstanding at December 31, 2022 and 2021, respectively	488	487
Additional paid-in capital	1,047,023	1,048,070
Accumulated deficit	(252,665)	(251,103)
Total shareholders’ equity	794,894	797,502
Noncontrolling Interests:
Noncontrolling interest in operating partnership	23,103	16,691
Total equity	817,997	814,193
Total liabilities and equity	$1,343,738	$1,410,699
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2022	2021	2020
Revenue:
Room	$272,265	$187,369	$130,564
Food and beverage	7,303	3,525	2,718
Other	13,958	11,350	7,589
Reimbursable costs from unconsolidated entities	1,325	1,731	4,045
Total revenue	294,851	203,975	144,916
Expenses:
Hotel operating expenses:
Room	56,073	40,396	31,883
Food and beverage	5,520	2,404	2,456
Telephone	1,449	1,502	1,451
Other hotel operating	3,488	2,299	1,629
General and administrative	26,085	20,424	16,733
Franchise and marketing fees	23,674	16,560	11,608
Advertising and promotions	5,397	3,721	3,983
Utilities	12,048	10,255	9,229
Repairs and maintenance	14,145	11,784	9,799
Management fees	10,133	7,156	5,289
Insurance	2,746	2,792	1,438
Total hotel operating expenses	160,758	119,293	95,498
Depreciation and amortization	59,350	54,215	53,871
Impairment loss	—	5,640	—
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282
Property taxes, ground rent and insurance	21,210	23,826	23,040
General and administrative	17,339	15,752	11,564
Other charges	683	711	4,385
Reimbursable costs from unconsolidated entities	1,326	1,731	4,045
Total operating expenses	260,666	221,168	207,685
Operating income (loss) before gain (loss) on sale of hotel property	34,185	(17,193)	(62,769)
Gain (loss) on sale of hotel property	2,268	(21)	21,116
Operating income (loss)	36,453	(17,214)	(41,653)
Interest and other income	10	243	179
Interest expense net of amounts capitalized, including amortization of deferred fees	(26,454)	(24,460)	(28,122)
Loss on early extinguishment of debt	(138)	—	—
Loss from unconsolidated real estate entities	—	(1,231)	(7,424)
Gain on sale of investment in unconsolidated real estate entities	—	23,817	—
Income (loss) before income tax expense	9,871	(18,845)	(77,020)
Income tax expense	—	—	—
Net income (loss)	9,871	(18,845)	(77,020)
Net (income) loss attributable to non-controlling interest	(66)	435	997
Net income (loss) attributable to Chatham Lodging Trust	9,805	(18,410)	(76,023)
Preferred dividends	(7,950)	(3,975)	—
Net income (loss) attributable to common shareholders	$1,855	$(22,385)	$(76,023)
Income (loss) per common share - basic:
Net income (loss) attributable to common shareholders (Note 11)	$0.04	$(0.46)	$(1.62)
Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders (Note 11)	$0.04	$(0.46)	$(1.62)
Weighted average number of common shares outstanding:
Basic	48,795,642	48,349,027	46,961,039
Diluted	49,058,722	48,349,027	46,961,039
Distributions per common share:	$0.07	$—	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	46,928,445	$469	$904,273	$(142,365)	$762,377	$12,647	$775,024
Issuance of shares pursuant to Equity Incentive Plan	—	—	24,516	—	450	—	450	—	450
Issuance of shares, net of offering costs of $49	—	—	20,512	1	133	—	134	—	134
Amortization of share based compensation	—	—	—	—	30	—	30	4,406	4,436
Dividends declared on common shares ($0.22 per share)	—	—	—	—	—	(10,330)	(10,330)	—	(10,330)
Distributions declared on LTIP units ($0.22 per unit)	—	—	—	—	—	—	—	(234)	(234)
Reallocation of noncontrolling interest	—	—	—	—	1,114	—	1,114	(1,114)	—
Net loss	—	—	—	—	—	(76,023)	(76,023)	(997)	(77,020)
Balance, December 31, 2020	—	$—	46,973,473	$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
Issuance of preferred shares, net of offering costs of $4,063	4,800,000	48	—	—	115,889	—	115,937	—	115,937
Issuance of common shares pursuant to Equity Incentive Plan	—	—	40,203	—	450	—	450	—	450
Issuance of common shares, net of offering costs of $822	—	—	1,745,214	17	23,773	—	23,790	—	23,790
Issuance of restricted time-based shares	—	—	10,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	43	—	43	4,293	4,336
Forfeited distributions on LTIP units	—	—	—	—	—	—	—	40	40
Dividends accrued on preferred shares	—	—	—	—	—	(3,975)	(3,975)	—	(3,975)
Reallocation of noncontrolling interest	—	—	—	—	1,915	—	1,915	(1,915)	—
Net loss	—	—	—	—	—	(18,410)	(18,410)	(435)	(18,845)
Balance, December 31, 2021	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
Issuance of common shares pursuant to Equity Incentive Plan	—	—	34,672	1	486	—	487	—	487
Issuance of common shares, net of offering costs of $107	—	—	4,543	—	(50)	—	(50)	—	(50)
Amortization of share based compensation	—	—	—	—	38	—	38	4,973	5,011
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,417)	(3,417)	—	(3,417)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(148)	(148)
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(1,521)	—	(1,521)	1,521	—
Net income	—	—	—	—	—	9,805	9,805	66	9,871
Balance, December 31, 2022	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,871	$(18,845)	$(77,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	59,123	53,967	53,627
Amortization of deferred franchise fees	246	248	244
Amortization of deferred financing fees included in interest expense	1,444	1,825	1,275
(Gain) loss on sale of hotel property	(2,268)	21	(21,116)
Gain on sale of unconsolidated real estate entities	—	(23,817)	—
Impairment loss	—	5,640	—
Impairment loss on investment in unconsolidated real estate entities	—	—	15,282
Loss on early extinguishment of debt	138	—	—
Deferred tax expense	—	—	29
Share based compensation	5,551	4,823	4,597
Accelerated share based compensation for employee severance	—	—	288
Loss from unconsolidated real estate entities	—	1,231	7,424
Changes in assets and liabilities:
Right of use asset	688	656	629
Hotel receivables	(2,191)	(1,314)	2,940
Deferred costs	(175)	(327)	(6)
Prepaid expenses and other assets	(764)	(526)	292
Accounts payable and accrued expenses	460	5,732	(7,962)
Lease liability	(588)	(537)	(484)
Net cash provided by (used in) operating activities	71,535	28,777	(19,961)
Cash flows from investing activities:
Improvements and additions to hotel properties	(15,663)	(9,505)	(14,487)
Investment in hotel properties under development	(3,299)	(23,903)	(23,155)
Acquisition of hotel properties, net of cash acquired	(31,048)	(71,335)	—
Proceeds from sale of hotel properties, net	79,570	—	64,448
Distributions from unconsolidated entities	—	—	—
Proceeds from sale of unconsolidated real estate entities	—	2,800	—
Receipt of deferred key money	400	—	—
Net cash provided by (used in) investing activities	29,960	(101,943)	26,806
Cash flows from financing activities:
Borrowings on revolving credit facility	40,000	90,000	86,000
Repayments on revolving credit facility	(110,000)	(155,300)	(40,700)
Borrowings on construction loan	4,324	21,682	13,325
Payments on mortgage debt	(9,000)	(21,190)	(35,744)
Payments of financing costs	(3,388)	(736)	(2,351)
Payment of offering costs on common shares	(107)	(822)	(49)
Proceeds from issuance of common shares	57	24,612	182
Payment of offering costs on preferred shares	—	(4,063)	—
Proceeds from issuance of preferred shares	—	120,000	—
Distributions - common shares/units	(147)	(282)	(16,237)
Distributions - preferred shares	(7,950)	(2,319)	—
Net cash (used in) provided by financing activities	(86,211)	71,582	4,426
Net change in cash, cash equivalents and restricted cash	15,284	(1,584)	11,271
Cash, cash equivalents and restricted cash, beginning of period	29,869	31,453	20,182
Cash, cash equivalents and restricted cash, end of period	$45,153	$29,869	$31,453

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,298	$25,931	$28,119
Capitalized interest	$330	$3,551	$1,473
Cash paid for taxes	$768	$387	$328
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 17, 2023, the Company issued 43,378 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2022. On January 18, 2022, the Company issued 34,672 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2021. On January 15, 2021, the Company issued 40,203 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2020.
As of December 31, 2022, the Company had accrued distributions payable of $5.2 million. As of December 31, 2021, the Company had accrued distributions payable of $1.8 million. As of December 31, 2020, the Company had accrued distributions payable of $0.5 million.
Accrued share based compensation of $0.5 million, $0.5 million and $0.5 million is included in accounts payable and accrued expenses as of December 31, 2022, 2021 and 2020, respectively.
Accrued capital improvements of $1.5 million, $1.0 million and $4.5 million are included in accounts payable and accrued expenses as of December 31, 2022, 2021, and 2020 respectively.
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
As of December 31, 2022, the Company owned 39 hotels with an aggregate of 5,914 (unaudited) rooms located in 16 states and the District of Columbia (unaudited). Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 (unaudited) rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 (unaudited) rooms. Chatham sold its interest in the NewINK JV in March 2021.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2022, Island Hospitality Management LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable, mortgage debt, revolving credit facility and construction loan. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for mortgage debt, the revolving credit facility and the construction loan, the fair value of which is separately disclosed in Note 7.

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
Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2022, there were no impairment losses. For the year ended December 31, 2021, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2020, there were no impairment losses.

For properties the Company considers held for sale, depreciation and amortization are no longer recorded, and the value of the properties is recorded at the lower of depreciated cost or fair value, less the costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on disposal of long-lived assets are met. As of December 31, 2022 and 2021 the Company had no hotel properties held for sale.
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
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract, escrows and reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans, and trapped cash held in cash management accounts for the benefit of the Company's lenders (see Note 7 for additional information relating to "cash trap" provisions). Restricted cash on the accompanying consolidated balance sheets at December 31, 2022 and 2021 is $18.9 million and $10.7 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2022 and 2021, the allowance for doubtful accounts was $0.3 million and $0.4 million, respectively.

Deferred Costs
Deferred costs consist of franchise agreement application fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021

Loan costs	$8,559	$5,174
Franchise fees	4,608	4,619
Other	—	19
	13,167	9,812
Less accumulated amortization	(6,739)	(5,185)
Deferred costs, net	$6,428	$4,627

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2022, 2021 and 2020, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $1.2 million, $1.5 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Mortgage debt	$430,926	$439,926
Deferred financing costs	(373)	(644)
Mortgage debt, net	$430,553	$439,282

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2022, 2021 and 2020, amortization expense related to mortgage loan costs of $0.3 million, $0.3 million, $0.4 million, respectively, is included in interest expense in the consolidated statement of operations.

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

As of December 31, 2022, the Company is no longer subject to U.S federal income tax examinations for years before 2019 and with few exceptions to state examinations before 2019. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2022. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.
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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848). ASU 2022-06 amended and deferred the sunset provision in ASU 2020-04 from December 31, 2022 to December 31, 2024. As of December 31, 2022, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, the Company will continue to evaluate the impact that ASU 2020-04 and ASU 2022-06 may have on its consolidated financial statements and related disclosures.

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
The Company allocated the purchase price of each hotel property acquired based on the estimated fair values of the assets on the date of acquisition. The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets. The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. Property acquisition costs of $48 thousand and $0.1 million were capitalized in 2022 and 2021, respectively.

4.    Disposition of Hotel Properties
On May 13, 2022, the Company sold a portfolio of three hotels, the Homewood Suites Dallas-Market Center ("HWS Dallas") hotel property in Dallas, TX, the Courtyard Houston West University ("CY Houston West U") hotel property in Houston, TX, and the Residence Inn Houston West University ("RI Houston West U") hotel property in Houston, TX, for $57.0 million, and recognized a gain on sale of the hotel properties of $1.8 million. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility.
On May 6, 2022, the Company sold the Hilton Garden Inn Boston-Burlington ("HGI Burlington") hotel property in
Burlington, MA for $23.2 million and recognized a gain on sale of the hotel property of $0.5 million. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility.
On November 24, 2020, the Company sold the Residence Inn Mission Valley hotel property in San Diego, CA for $67.0 million and recognized a gain on sale of the hotel property of $21.1 million. The balance of the mortgage loan of $26.7 million was repaid with proceeds from the sale. Additional proceeds were used to repay amounts outstanding on the Company's revolving credit facility.
The sales did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results and did not qualify to be reported as discontinued operations.

5.    Investment in Hotel Properties
Investment in hotel properties, net
Investment in hotel properties, net as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land and improvements	$289,589	$291,768
Building and improvements	1,267,035	1,258,845
Furniture, fixtures and equipment	98,373	91,110
Renovations in progress	11,710	7,869
	1,666,707	1,649,592
Less: accumulated depreciation	(402,455)	(366,722)
Investment in hotel properties, net	$1,264,252	$1,282,870

During the year ended December 31, 2021, the Company recorded an impairment loss of $5.6 million on the HGI Burlington hotel property to write down the hotel property to fair value. The HGI Burlington hotel property was sold on May 6, 2022.

Investment in hotel properties under development
On January 24, 2022, the Company opened the newly developed Home2 Suites by Hilton Woodland Hills Los Angeles ("Home2 Woodland Hills"). We incurred $70.9 million of costs to develop the hotel, which includes $6.6 million of land acquisition costs and $64.3 million of other development costs.
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

The following table sets forth the components of net loss, including the Company's share, related to the NewINK JV and the Inland JV for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended
	December 31,
	2022	2021	2020
Revenue	$—	$24,690	$246,694
Total hotel operating expenses	—	24,106	216,846
Impairment loss	—	—	578,217
Hotel operating income	$—	$584	$29,848
Net loss from continuing operations	$—	$(13,109)	$(701,880)
Loss on sale of hotels	$—	$—	$(15)
Net loss	$—	$(13,109)	$(701,895)

Loss allocable to the Company	$—	$(1,347)	$(8,420)
Basis difference adjustment	$—	$116	$996
Total loss from unconsolidated real estate entities attributable to the Company	$—	$(1,231)	$(7,424)

7.    Debt

The Company's mortgage loans are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	December 31, 2022 Property Carrying Value	Balance Outstanding as of
				December 31, 2022	December 31, 2021
Revolving Credit Facility (1)	—	October 28, 2026	$—	$—	$70,000
Delayed Draw Term Loan (2)	—	October 28, 2025	—	—	—
Construction Loan (3)	9.20%	August 4, 2024	65,336	39,331	35,007
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	27,797	14,402	14,808
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	28,844	19,680	20,243
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	28,502	16,200	16,673
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	31,714	19,975	20,515
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	59,621	41,133	42,089
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	37,864	30,184	30,839
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	67,827	61,280	62,374
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	75,475	66,860	68,054
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	56,965	45,960	46,781
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	42,258	35,842	36,481
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	31,517	28,365	28,873
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	36,170	19,535	20,024
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,460	14,804	15,114
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,542	16,706	17,058
Total debt before unamortized debt issue costs			$615,892	$470,257	$544,933
Unamortized mortgage debt issue costs				(373)	(644)
Total debt outstanding				$469,884	$544,289

1.The interest rate for the revolving credit facility is variable and based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.50% to 2.25% based on the Company's leverage and a credit spread adjustment of 0.10%. Amount shown as outstanding as of December 31, 2021 was outstanding under the Company's prior revolving credit facility, which was replaced by the Company's current revolving credit facility on October 28, 2022.
2.The interest rate for the delayed-draw term loan is variable and based on one-month term SOFR plus a spread of 1.45% to 2.20% based on the Company's leverage and a credit spread adjustment of 0.10%.
3.On August 4, 2020, a subsidiary of the Company entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a $40 million loan to fund the remaining construction costs of the Home2 Woodland Hills hotel development. The loan has an initial term of 4 years and there are two six-month extension options. The rate on the loan is LIBOR, subject to a 0.25% floor, plus a spread of 7.5%.
On October 28, 2022, the Company entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options and the delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, the Company executed an amendment to its unsecured revolving credit facility increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. Combined with its $90.0 million unsecured delayed-draw term loan, the Company has $350.0 million of total commitments under the new facilities.
At December 31, 2022 and 2021, the Company had $0 and $70.0 million, respectively, of outstanding borrowings under its revolving credit facility and delayed-draw term loan. At December 31, 2022, the maximum borrowing availability under the combined facilities was $350.0 million.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2022 and 2021 was $412.7 million and $443.4 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2022, the Company’s variable rate debt consists of its revolving credit facility, its delayed-draw term loan and its construction loan. The estimated fair value of the Company’s variable rate debt as of December 31, 2022 and 2021 was $39.3 million and $105.0 million, respectively.
The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, five of our mortgage debt lenders have enforced cash trap provisions resulting in $8.0 million of restricted cash. The Company does not expect that such cash traps will affect its ability to satisfy its short-term liquidity requirements.

Future scheduled principal payments of debt obligations as of December 31, 2022, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2023	$117,962
2024	336,334
2025	15,961
2026	—
2027	—
Thereafter	—
Total debt before unamortized debt issue costs	$470,257
Unamortized mortgage debt issue costs	(373)
Total debt outstanding	$469,884

Accounting for Derivative Instruments
The Company has entered into interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Home2 Woodland Hills hotel. The Company records its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps are not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps are recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statements of operations. As of December 31, 2022, the fair value of the interest rate caps were $0.8 million.

8.    Income Taxes
The components of income tax expense for the following periods are as follows (in thousands):

	For the year ended
	December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$(29)
State	—	—	—
Current tax expense (benefit)	$—	$—	$(29)

Deferred:
Federal	—	—	29
State	—	—	—
Deferred tax expense (benefit)	—	—	29
Total income tax expense (benefit)	$—	$—	$—

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (dollars in thousands):

	For the year ended
	December 31,
	2022	2021	2020
Book loss before income taxes of the TRS	$(12,935)	$(24,391)	$(4,838)

Statutory rate of 21% for 2018 and after	$(2,716)	$(5,122)	$(1,016)
Effect of state and local income taxes, net of federal tax benefit	(450)	(1,049)	(253)
Permanent adjustments	10	8	4
Change in valuation allowance	2,971	5,977	1,445
Valuation allowance release	—	—	—
Other	185	186	(180)
Total income tax (benefit) expense	$—	$—	$—

Effective tax rate	—%	—%	—%

At December 31, 2022 and 2021, the Company had valuation allowances against certain deferred tax assets totaling $17.7 million and $13.0 million, respectively. The increase in valuation allowance was primarily from the increase in the net operating losses incurred during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2022 and 2021 are as follows (in thousands):

	For the year ended
	December 31,
	2022	2021
Gross deferred tax assets:
Allowance for doubtful accounts	$88	$99
Accrued compensation	429	521
Net operating loss	17,218	12,427
Gross deferred tax assets	$17,735	$13,047
Less: Valuation Allowance	$(17,735)	$(13,047)
Total deferred tax assets net of valuation allowance	$—	$—
Gross deferred tax liabilities:
Total book/tax difference in partnership	$—	$—
Gross deferred tax liabilities:	$—	$—
Net, deferred tax assets:	$—	$—
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of net deferred tax assets. The Company's TRS is expecting continued taxable losses in 2022. As of December 31, 2022, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
The TRS has income tax NOL carryforwards for Federal and various states of approximately $69.1 million and $50.0 million, respectively. The loss carryforwards begin to expire starting in 2039 for Federal tax purposes and in 2032 and thereafter for state tax purposes.

9.    Dividends Declared and Paid
Common Dividends
The Company suspended common share dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. During the year ended December 31, 2022, the Company reinstated common share dividends and declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit. There were no common share dividends declared during the year ended December 31, 2021. The dividends and distributions and their tax characterization were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
December	12/30/2022	1/17/2023	0.07	0.07	0.07	—	0.07

Total 2022			$0.07	$0.07	$0.07	$—	$0.07

For the year ended December 31, 2022, 100.0% of the distributions paid to common shareholders were considered ordinary income.

Preferred Dividends
During the year ended December 31, 2022, the Company declared total dividends of $1.65624 per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred dividends and their tax characterization for the years ended December 31, 2022 and 2021 were as follows:

	Record Date	Payment Date	Dividend Per Preferred Share	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/31/2022	4/18/2022	$0.41406	$0.41406	$—	$0.41406
June	6/30/2022	7/15/2022	0.41406	0.41406	—	0.41406
September	9/30/2022	10/17/2022	0.41406	0.41406	—	0.41406
December	12/30/2022	1/17/2023	0.41406	0.41406	—	0.41406
Total 2022			$1.65624	$1.65624	$—	$1.65624

	Record Date	Payment Date	Dividend Per Preferred Share	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
September	9/30/2021	10/15/2021	$0.48307	$0.48307	$—	$0.48307
December	12/31/2021	1/18/2022	0.41406	0.41406	—	0.41406
Total 2021			$0.89713	$0.89713	$—	$0.89713

For the year ended December 31, 2022, 100.0% of the distributions paid to preferred shareholders were considered ordinary income. For the year ended December 31, 2021, 100.0% of the distributions paid to preferred shareholders were considered ordinary income.

10.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2022, 48,808,105 common shares were outstanding.
In December 2017, the Company established a $50 million dividend reinvestment and stock purchase plan. The Company filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the year ended December 31, 2022, the Company issued 4,543 common shares under the DRSPP at a weighted average price of $12.52, which generated $57 thousand of proceeds. As of December 31, 2022, there was approximately $47.9 million in common shares available for issuance under the DRSPP.
In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the year ended December 31, 2022. As of December 31, 2022, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to the Company’s common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65624 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of the Series A Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of December 31, 2022, 4,800,000 Series A Preferred Shares were issued and outstanding. During the year ended December 31, 2022, the Company accrued preferred share dividends of $8.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2022, there were 1,214,759 vested Operating Partnership LTIP units held by current and former employees.

11.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares of beneficial interest, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the years ended December 31, 2022, 2021 and 2020, the Company excluded zero, 209,175 and 109,098, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the year ended
	December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$1,855	$(22,385)	$(76,023)
Dividends paid on unvested shares and units	(25)	—	(50)
Net income (loss) attributable to common shareholders	$1,830	$(22,385)	$(76,073)
Denominator:
Weighted average number of common shares - basic	48,795,642	48,349,027	46,961,039
Effect of dilutive securities:
Unvested shares and units	263,080	—	—
Weighted average number of common shares - diluted	49,058,722	48,349,027	46,961,039
Basic income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$0.04	$(0.46)	$(1.62)
Diluted income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$0.04	$(0.46)	$(1.62)

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2022, there were 1,765,149 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	10,000	$11.47	1,667	$17.40	5,001	$18.33
Granted	—	—	10,000	11.47	—	—
Vested	(3,334)	11.47	(1,667)	17.40	(3,334)	18.80
Unvested at end of the period	6,666	$11.47	10,000	$11.47	1,667	$17.40

As of December 31, 2022 and 2021, there were $61 thousand and $100 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2022, these costs were expected to be recognized over a weighted–average period of approximately 1.6 years. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $38 thousand, $44 thousand and $30 thousand, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP unit awards for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	764,178	$15.00	669,609	$15.73	598,320	$18.30
Granted	380,004	16.08	330,945	14.55	325,507	13.42
Vested	(238,657)	16.61	(219,451)	16.39	(254,218)	18.82
Forfeited	—	—	(16,925)	17.02	—	—
Non-vested at end of period	905,525	$15.03	764,178	$15.00	669,609	$15.73

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

Performance-Based LTIP Awards

On March 1, 2022, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 228,000 performance-based awards (the "2022 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $18.58 per 2022 Performance-Based LTIP Unit Award, which takes into account that some or all of the awards may not vest if long-term market based TSR criteria are not met during the vesting period.

The 2022 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2022 and ending on February 28, 2025. The 2022 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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

The Company recorded $5.0 million, $4.3 million and $4.4 million in compensation expense related to the LTIP units for years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, there was $6.5 million and $5.4 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.8 years, which represents the weighted average remaining vesting period of the LTIP units.
Board of Trustee Share Compensation
For 2022, 2021 and 2020, each independent trustee was compensated $0.1 million for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 58% in the form of shares. In January 2022, 2021 and 2020, the Company issued 34,672, 40,203 and 24,516 common shares, respectively, to its independent trustees as compensation for services performed in 2021, 2020 and 2019, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 17, 2023, the Company distributed 43,378 common shares to its independent trustees for services performed in 2022.

13.    Leases
The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently $44 thousand per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2022 under these leases amounted to $31 thousand per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently $47 thousand per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2022. The leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment. Lease obligations are based on contractually-required cash payments while lease expense is recognized on a straight-line basis.
The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2022, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2023	$2,093
2024	2,115
2025	2,186
2026	1,894
2027	1,272
Thereafter	63,553
Total lease payments	$73,113
Less: Imputed interest	(51,005)
Present value of lease liabilities	$22,108

For the year ended December 31, 2022, the Company made $1.2 million of fixed lease payments and $0.7 million of variable lease payments related to hotel ground leases, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the year ended December 31, 2022, the Company made $0.9 million of fixed lease payments related to its corporate office lease, which are included in general and administrative expense in our consolidated statement of operations.

The following tables include information regarding the right of use assets and lease liabilities of the Company as of December 31, 2022:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2022	$19,985	$22,696
Amortization	(688)	(588)
Balance as of December 31, 2022	$19,297	$22,108

Lease Term and Discount Rate	December 31, 2022

Weighted-average remaining lease term (years)	40.63
Weighted-average discount rate	6.63%

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
Management fees totaled approximately $10.1 million, $7.2 million and $5.3 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Incentive management fees paid to IHM for the years ended years ended December 31, 2022, 2021 and 2020 were $224 thousand, $35 thousand and $0, respectively.

As of December 31, 2022, certain key terms of the Company's management agreements are (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Minneapolis-Mall of America	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Orlando-Maitland	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn White Plains	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn New Rochelle	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Garden Grove	IHM	3.0%	$1,500	$1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	$1,200	$1,000	1.0%
Courtyard Houston	IHM	3.0%	$1,500	$1,000	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	$1,500	$1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	$1,200	$1,000	1.0%
Hilton Garden Inn Denver Tech	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	$1,500	$1,000	1.0%
SpringHill Suites Savannah	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Addison	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Dallas	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Woodland Hills	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Destin Miramar Beach	IHM	3.0%	$1,500	$1,000	1.0%

Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Certain key terms of the Company's franchise agreements are as of December 31, 2022:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Minneapolis-Mall of America	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Homewood Suites by Hilton Orlando-Maitland	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Hilton Garden Inn Denver Tech	5.5%	4.3%	2028
Residence Inn Bellevue	5.5%	2.5%	2033
SpringHill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	5.5%	4.0%	2037
Courtyard Summerville	6.0%	2.5%	2037
Embassy Suites Springfield	5.5%	4.0%	2037
Residence Inn Summerville	6.0%	2.5%	2038
Courtyard Dallas	6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	5.5% to 6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	3.0% to 5.5%	2.0%	2041
Home2 Suites Woodland Hills	3.0% to 5.0%	3.0%	2040
Hilton Garden Inn Destin Miramar Beach	5.5%	4.0%	2042
Franchise and marketing/program fees totaled approximately $23.7 million, $16.6 million and $11.6 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

15.    Related Party Transactions
Prior to March 18, 2021, Mr. Fisher owned 52.5% of IHM. During the year ended December 31, 2021, Mr. Fisher acquired the remaining 47.5% ownership interest and as of December 31, 2022, Mr. Fisher owns 100% of IHM. As of December 31, 2022, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2022, 2021 and 2020 were $10.1 million, $7.2 million and $5.3 million, respectively. At December 31, 2022 and 2021, the amounts due to IHM were $0.4 million and $0.3 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2022, 2021 and 2020 were $224 thousand, $35 thousand and $0, respectively.
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

16.    Subsequent Events

The Company repaid the $39.3 million construction loan on the Home2 Woodland Hills hotel property on February 1, 2023, and the maturing mortgage loans of $14.4 million on the Homewood Suites San Antonio hotel property and $19.7 million on the Residence Inn Tysons hotel property on February 6, 2023. The Company utilized borrowings under its delayed-draw term loan to repay these loans. No prepayment penalties were incurred by the Company as a result of these repayments.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$34	$5,276	$1,834	$12,476	$14,310	$12,476	$5,328	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	14,804	1,470	10,555	48	4,161	1,518	14,716	16,234	14,716	5,107	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	4,458	3,519	18,418	21,937	18,418	6,788	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	4,040	1,537	13,340	14,877	13,340	4,993	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	3,905	1,417	13,280	14,697	13,280	4,570	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	16,706	3,200	12,709	66	3,223	3,266	15,932	19,198	15,932	5,021	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	1,457	2,200	20,222	22,422	20,222	6,690	2004	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	9,883	2,200	27,560	29,760	27,560	9,965	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	—	—	20,281	9	6,991	9	27,272	27,281	27,272	8,780	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	30,184	7,109	35,484	57	5,588	7,166	41,072	48,238	41,072	12,176	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	14,402	5,999	24,764	7	6,933	6,006	31,697	37,703	31,697	10,004	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	36	7,508	6,119	29,571	35,690	29,571	9,881	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	19,680	5,752	28,917	6	2,965	5,758	31,882	37,640	31,882	9,184	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	—	1,309	4,315	23,973	28,288	23,973	5,896	2011	(1)
Courtyard Houston - Houston, TX	2013	16,200	5,600	27,350	—	3,106	5,600	30,456	36,056	30,456	7,820	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	19,975	3,000	35,576	15	1,775	3,015	37,351	40,366	37,351	9,049	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	1,134	1,904	13,484	15,388	13,484	3,072	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	850	4,105	23,950	28,055	23,950	5,777	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	41,133	13,800	56,957	—	2,497	13,800	59,454	73,254	59,454	14,180	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	28,365	2,400	36,050	1	1,790	2,401	37,840	40,241	37,840	9,083	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	61,280	42,652	45,846	—	6,220	42,652	52,066	94,718	52,066	27,994	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	66,860	46,474	50,380	—	7,647	46,474	58,027	104,501	58,027	30,706	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	45,960	38,420	31,352	—	5511	38,420	36,863	75,283	36,863	19,289	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	35,842	22,019	31,813	23	10,281	22,042	42,094	64,136	42,094	22,279	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	1,931	3,700	28,231	31,931	28,231	6,249	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	2,749	2,413	24,303	26,716	24,303	5,521	2000	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	10	2,153	10	91,193	91,203	91,193	18,373	2009	(1)
Hilton Garden Inn - Marina del Rey, CA	2015	19,535	—	43,210	—	1,078	—	44,288	44,288	44,288	8,251	2013	(1)
Residence Inn - Dedham, MA	2015	—	4,230	17,304	—	2,159	4,230	19,463	23,693	19,463	3,807	1998	(1)
Residence Inn - Ft. Lauderdale, FL	2015	—	9,200	24,048	14	2,261	9,214	26,309	35,523	26,309	5,010	2008	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life
Home2 Suites - Woodland Hills, CA	2017	39,331	6,500	—	127	56,651	6,627	56,651	63,278	56,651	4,108	2022	(1)
Hilton Garden Inn - Portsmouth, NH	2017	—	3,600	37,630	—	693	3,600	38,323	41,923	38,323	5,091	2006	(1)
Courtyard - Summerville, SC	2017	—	2,500	16,923	7	355	2,507	17,278	19,785	17,278	2226	2014	(1)
Embassy Suites - Springfield, VA	2017	—	7,700	58,807	—	481	7,700	59,288	66,988	59,288	7,521	2013	(1)
Residence Inn - Summerville, SC	2018	—	2,300	17,060	—	267	2,300	17,327	19,627	17,327	1,925	2018	(1)
Courtyard Dallas Downtown - Dallas, TX	2018	—	2,900	42,760	—	146	2,900	42,906	45,806	42,906	4,375	2018	(1)
Silicon Valley III - Sunnyvale, CA	2018	—	8,171	—	—	—	8,171	—	8,171	—	—
Residence Inn Austin Northwest/The Domain Area - Austin, TX	2021	—	2,400	33,346	—	148	2,400	33,494	35,894	33,494	1,184	2016	(1)
TownePlace Suites Austin Northwest/The Domain Area - Austin, TX	2021	—	2,300	29,347	—	71	2,300	29,418	31,718	29,418	1,039	2021	(1)
Hilton Garden Inn Destin - Miramar Beach, FL	2022	—	4,222	25,246	18	150	4,240	25,396	29,636	25,396	520	2020	(1)

Grand Total(s)			$288,979	$1,087,063	$610	$179,801	$289,589	$1,266,864	$1,556,453	$1,266,864	$328,832

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

- continued -

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2022	2021	2020
Balance at the beginning of the year	$1,557,060	$1,488,830	$1,520,189
Acquisitions	29,468	67,393	—
Dispositions during the year	(95,385)	—	(52,770)
Capital expenditures and transfers from construction-in-progress	65,310	837	21,411
Investment in Real Estate	$1,556,453	$1,557,060	$1,488,830

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:
	2022	2021	2020
Balance at the beginning of the year	$300,731	$257,344	$224,339
Depreciation and amortization	46,558	43,387	42,145
Dispositions during the year	(18,457)	—	(9,140)
Balance at the end of the year	$328,832	$300,731	$257,344

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,556,626 as of December 31, 2022.