Form 10-Q
period 2023-03-31
Chatham Lodging Trust
filed 2023-05-04
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2023
Common Shares of Beneficial Interest ($0.01 par value per share)	48,855,795

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Investment in hotel properties, net	$1,258,002	$1,264,252
Cash and cash equivalents	22,473	26,274
Restricted cash	13,277	18,879
Right of use asset, net	19,120	19,297
Hotel receivables (net of allowance for doubtful accounts of $353 and $344, respectively)	4,547	5,178
Deferred costs, net	4,805	6,428
Prepaid expenses and other assets	9,632	3,430
Total assets	$1,331,856	$1,343,738
Liabilities and Equity:
Mortgage debt, net	$394,406	$430,553
Revolving credit facility	—	—
Construction loan	—	39,331
Unsecured term loan, net	74,341	—
Accounts payable and accrued expenses	26,616	28,528
Lease liability, net	21,953	22,108
Distributions payable	5,284	5,221
Total liabilities	522,600	525,741
Commitments and contingencies (Note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,855,155 and 48,808,105 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	488	488
Additional paid-in capital	1,047,095	1,047,023
Accumulated deficit	(262,921)	(252,665)
Total shareholders’ equity	784,710	794,894
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	24,546	23,103
Total equity	809,256	817,997
Total liabilities and equity	$1,331,856	$1,343,738
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenue:
Room	$61,671	$50,164
Food and beverage	2,087	1,415
Other	3,491	2,980
Reimbursable costs from related parties	365	326
Total revenue	67,614	54,885
Expenses:
Hotel operating expenses:
Room	14,117	11,594
Food and beverage	1,557	1,047
Telephone	362	402
Other hotel operating	914	732
General and administrative	6,805	5,350
Franchise and marketing fees	5,341	4,408
Advertising and promotions	1,515	1,189
Utilities	3,151	2,888
Repairs and maintenance	3,730	3,445
Management fees	2,287	1,918
Insurance	699	710
Total hotel operating expenses	40,478	33,683
Depreciation and amortization	14,258	15,036
Property taxes, ground rent and insurance	6,105	4,958
General and administrative	4,341	3,942
Other charges	—	250
Reimbursable costs from related parties	365	326
Total operating expenses	65,547	58,195
Operating income (loss)	2,067	(3,310)
Interest and other income	20	—
Interest expense, including amortization of deferred fees	(6,438)	(6,389)
Loss on early extinguishment of debt	(691)	—
Loss before income tax expense	(5,042)	(9,699)
Income tax expense	—	—
Net loss	(5,042)	(9,699)
Net loss attributable to noncontrolling interests	193	253
Net loss attributable to Chatham Lodging Trust	(4,849)	(9,446)
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shareholders	$(6,836)	$(11,433)

Loss per common share - basic:
Net loss attributable to common shareholders (Note 11)	$(0.14)	$(0.23)
Loss per common share - diluted:
Net loss attributable to common shareholders (Note 11)	$(0.14)	$(0.23)
Weighted average number of common shares outstanding:
Basic	48,838,742	48,787,519
Diluted	48,838,742	48,787,519
Distributions declared per common share:	$0.07	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended March 31, 2022 and 2023
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
Issuance of shares pursuant to Equity Incentive Plan	—	—	34,672	1	486	—	487	—	487
Issuance of common shares, net of offering costs of $28	—	—	1,023	—	(14)	—	(14)	—	(14)
Amortization of share based compensation	—	—	—	—	10	—	10	1,149	1,159
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	(1,521)	—	(1,521)	1,521	—
Net loss	—	—	—	—	—	(9,446)	(9,446)	(253)	(9,699)
Balance, March 31, 2022	4,800,000	$48	48,804,585	$488	$1,047,031	$(262,536)	$785,031	$19,108	$804,139

Balance, January 1, 2023	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	45,835	—	540	—	540	—	540
Issuance of common shares, net of offering costs of zero	—	—	1,215	—	15	—	15	—	15
Amortization of share based compensation	—	—	—	—	10	—	10	1,324	1,334
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,420)	(3,420)	—	(3,420)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(181)	(181)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	(493)	—	(493)	493	—
Net loss	—	—	—	—	—	(4,849)	(4,849)	(193)	(5,042)
Balance, March 31, 2023	4,800,000	$48	48,855,155	$488	$1,047,095	$(262,921)	$784,710	$24,546	$809,256

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,042)	$(9,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,204	14,970
Amortization of deferred franchise fees	59	66
Amortization of deferred financing fees included in interest expense	304	358
Loss on early extinguishment of debt	667	—
Share based compensation	1,452	1,294
Changes in assets and liabilities:
Right of use asset	177	169
Hotel receivables	631	(625)
Deferred costs	—	(206)
Prepaid expenses and other assets	(6,208)	(6,740)
Accounts payable and accrued expenses	(1,338)	(3,620)
Lease liability	(155)	(142)
Net cash provided by (used in) operating activities	4,751	(4,175)
Cash flows from investing activities:
Improvements and additions to hotel properties	(8,100)	(4,131)
Acquisition of hotel properties	—	(31,013)
Investment in hotel properties under development	—	(2,947)
Net cash used in investing activities	(8,100)	(38,091)
Cash flows from financing activities:
Borrowings on revolving credit facility	—	40,000
Borrowings on construction loan	—	3,443
Repayments on construction loan	(39,331)	—
Borrowings on unsecured term loan	75,000	—
Payments on mortgage debt	(36,213)	(2,280)
Payment of financing costs	—	(173)
Payment of offering costs on common shares	—	(28)
Proceeds from issuance of common shares	15	14
Distributions-common shares/units	(3,538)	(147)
Distributions-preferred shares	(1,987)	(1,987)
Net cash (used in) provided by financing activities	(6,054)	38,842
Net change in cash, cash equivalents and restricted cash	(9,403)	(3,424)
Cash, cash equivalents and restricted cash, beginning of period	45,153	29,869
Cash, cash equivalents and restricted cash, end of period	$35,750	$26,445
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,030	$6,355
Capitalized interest	$—	$330
Cash paid for taxes	$7	$53
-continued-
Supplemental disclosure of non-cash investing and financing information (dollars in thousands):
On January 17, 2023, the Company issued 43,378 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2022. On January 18, 2022, the Company issued 34,672 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2021.
As of March 31, 2023, the Company had accrued distributions payable of $5,284. As of March 31, 2022, the Company had accrued distributions payable of $1,656.
Accrued share based compensation of $118 and $135 is included in accounts payable and accrued expenses as of March 31, 2023 and 2022, respectively.
Accrued capital improvements of $1,332 and $1,095 are included in accounts payable and accrued expenses as of March 31, 2023 and 2022, respectively.

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
As of March 31, 2023, the Company owned 39 hotels with an aggregate of 5,914 rooms located in 16 states and the District of Columbia.
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
The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of March 31, 2023, Island Hospitality Management LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848). ASU 2022-06 amended and deferred the sunset provision in ASU 2020-04 from December 31, 2022 to December 31, 2024. As of March 31, 2023, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, the Company will continue to evaluate the impact that ASU 2020-04 may have on its consolidated financial statements and related disclosures.

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

5.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.4 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively.

6.    Investment in Hotel Properties

Investment in hotel properties,net

Investment in hotel properties, net as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land and improvements	$289,597	$289,589
Building and improvements	1,267,561	1,267,035
Furniture, fixtures and equipment	98,669	98,373
Renovations in progress	18,796	11,710
	1,674,623	1,666,707
Less: accumulated depreciation	(416,621)	(402,455)
Investment in hotel properties, net	$1,258,002	$1,264,252

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage and revolving credit facility debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	March 31, 2023 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2023	December 31, 2022
Revolving Credit Facility (1)	—%	October 28, 2026	$—	$—	$—
Unsecured Term Loan (2)	6.15%	October 28, 2025	—	75,000	—
Construction Loan (3)	11.0%	August 4, 2024	—	—	39,331
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	—	—	14,402
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	—	—	19,680
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	28,668	16,076	16,200
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	31,402	19,833	19,975
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	59,341	40,880	41,133
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	37,415	30,010	30,184
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	66,820	60,989	61,280
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	74,509	66,542	66,860
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	56,267	45,742	45,960
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	41,495	35,671	35,842
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	31,265	28,229	28,365
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	36,592	19,406	19,535
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	11,273	14,723	14,804
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,379	16,613	16,706

Total debt before unamortized debt issue costs			$489,426	$469,714	$470,257
Unamortized term loan and mortgage debt issue costs				(967)	(373)
Total debt outstanding				$468,747	$469,884

1.The interest rate for the revolving credit facility is variable and based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.50% to 2.25% based on the Company's leverage and a credit spread adjustment of 0.10%.

2.The interest rate for the unsecured term loan is variable and based on one-month term SOFR plus a spread of 1.45% to 2.20% based on the Company's leverage and a credit spread adjustment of 0.10%.
3.On August 4, 2020, a subsidiary of Chatham entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a $40.0 million loan to fund the remaining construction costs of the Home2 Suites by Hilton Woodland Hills Los Angeles ("Home2 Woodland Hills") hotel development. The loan had an initial term of 4 years and there were two six-month extension options. The interest rate on the loan was LIBOR, subject to a 0.25% floor, plus a spread of 7.5%.
On October 28, 2022, the Company entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250.0 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, the Company executed an amendment to its unsecured revolving credit facility, increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million.
During the three months ended March 31, 2023, the Company repaid the $39.3 million construction loan on the Home2 Woodland Hills hotel property, and the maturing mortgage loans of $14.4 million on the Homewood Suites San Antonio hotel property and $19.7 million on the Residence Inn Tysons hotel property. The Company utilized borrowings under its unsecured delayed-draw term loan to repay these loans and no prepayment penalties were incurred.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2023 and December 31, 2022 was $380.2 million and $412.7 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2023, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured delayed-draw term loan. The estimated fair value of the Company’s variable rate debt as of March 31, 2023 and December 31, 2022 was $75.0 million and $39.3 million, respectively.
The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2023, four of our mortgage debt lenders have enforced cash trap provisions resulting in $5.1 million of restricted cash. The Company does not expect that such cash traps will affect its ability to satisfy its short-term liquidity requirements.
Future scheduled principal payments of debt obligations as of March 31, 2023, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2023 (remaining nine months)	$81,750
2024	297,003
2025	90,961
2026	—
2027	—
Thereafter	—
Total debt before unamortized debt issue costs	$469,714
Unamortized term loan and mortgage debt issue costs	(967)
Total debt outstanding	$468,747

Accounting for Derivative Instruments

The Company had interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Home2 Woodland Hills hotel. The Company recorded its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps were not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps were recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statement of operations. During the three months ended March 31, 2023, the Company terminated its interest rate caps related to the construction loan after the loan was repaid and as of March 31, 2023, the fair value of the interest rate caps was $0.

8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three months ended March 31, 2023 and 2022.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2023. As of March 31, 2023, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
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

9.    Dividends Declared and Paid

Common Dividends

The Company suspended common share dividends beginning after the payment of the March 27, 2020 dividend due to a decline in operating performance caused by the COVID-19 pandemic. The Company reinstated common share dividends during the fourth quarter of 2022. During the three months ended March 31, 2023, the Company declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit.

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
March	3/31/2023	4/17/2023	$0.07	$0.07

Total 2023			$0.07	$0.07

Preferred Dividends

During the three months ended March 31, 2023, the Company declared dividends of $0.41406 per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends paid were as follows:

	Record Date	Payment Date	Dividend per Preferred Share
March	3/31/2023	4/17/2023	$0.41406

Total 2023			$0.41406

10.    Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of March 31, 2023, 48,855,155 common shares were outstanding.
In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we could publicly offer and sell our common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2023. As of March 31, 2023, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan. We filed a new $50.0 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2023, the Company issued 1,215 common shares under the DRSPP at a weighted average price of $12.10, which generated $15 thousand of proceeds. As of March 31, 2023, there was approximately $47.9 million in common shares available for issuance under the DRSPP.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of March 31, 2023, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended March 31, 2023, the Company accrued preferred share dividends of $2.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of March 31, 2023, there were 1,587,317 vested Operating Partnership LTIP units held by current and former employees.

11.    Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended March 31, 2023 and 2022, the Company excluded 128,812 and 196,898, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(6,836)	$(11,433)
Dividends on unvested shares and units	(28)	—
Net loss attributable to common shareholders	$(6,864)	$(11,433)
Denominator:
Weighted average number of common shares - basic	48,838,742	48,787,519
Unvested shares and units	—	—
Weighted average number of common shares - diluted	48,838,742	48,787,519
Basic loss per common share:
Net loss attributable to common shareholders per weighted average basic common share	$(0.14)	$(0.23)
Diluted loss per common share:
Net loss attributable to common shareholders per weighted average diluted common share	$(0.14)	$(0.23)

12.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2023 and 2022, the Company issued 43,378 and 34,672 common shares, respectively, to its independent trustees as compensation for services performed in 2022 and 2021, respectively. As of March 31, 2023, there were 1,252,326 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows:

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	6,666	$11.47	10,000	$11.47
Granted	2,457	12.21	—	—
Vested	—	—	(3,334)	11.47
Non-vested at end of the period	9,123	$11.67	6,666	$11.47

As of March 31, 2023 and December 31, 2022, there were $81 thousand and $61 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2023, these costs were expected to be recognized over a weighted-average period of approximately 1.9 years. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $10 thousand and $10 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows:

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	905,525	$15.03	764,178	$15.00
Granted	466,988	14.36	380,004	16.08
Vested	(372,558)	13.27	(238,657)	16.61
Non-vested at end of the period	999,955	$15.37	905,525	$15.03

Time-Based LTIP Awards

On March 1, 2023, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 171,171 time-based LTIP unit awards (the “2023 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP unit awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP units that comprise the 2023 Time-Based LTIP Unit Awards and the prior year LTIP unit awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2023, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 256,757 performance-based LTIP unit awards (the "2023 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market-based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market-based total shareholder return ("TSR") criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $16.64 per 2023 Performance-Based LTIP Unit Award, which takes into account that the number of units that ultimately may vest will depend on the achievement of long-term market-based TSR criteria. The 2023 Performance-Based LTIP Unit Awards have an absolute negative TSR modifier which may reduce payout percentages if the absolute TSR over the measurement period is negative.

The 2023 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2023 and ending on February 28, 2026. The 2023 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value Per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
2018 Time-Based LTIP Unit Awards	3/1/2018	97,968	$16.83	26%	—%	2.07%
2018 Performance-Based LTIP Unit Awards	3/1/2018	146,949	$17.02	26%	6.2%	2.37%
2019 Time-Based LTIP Unit Awards	3/1/2019	88,746	$18.45	21%	—%	2.57%
2019 Performance-Based LTIP Unit Awards	3/1/2019	133,107	$18.91	21%	6.2%	2.55%
2020 Time-Based LTIP Unit Awards	3/1/2020	130,206	$13.05	20%	—%	1.06%
2020 Performance-Based LTIP Unit Awards (1)	3/1/2020	195,301	$13.66	20%	8.1%	0.90%
2021 Time-Based LTIP Unit Awards	3/1/2021	132,381	$12.52	78%	—%	0.08%
2021 Performance-Based LTIP Unit Awards	3/1/2021	198,564	$15.91	64%	3.4%	0.30%
2022 Time-Based LTIP Unit Awards	3/1/2022	152,004	$12.33	80%	—%	1.01%
2022 Performance-Based LTIP Unit Awards	3/1/2022	228,000	$18.58	66%	3.5%	1.44%
2023 Time-Based LTIP Unit Awards	3/1/2023	171,171	$11.11	37%	—%	5.11%
2023 Performance-Based LTIP Unit Awards	3/1/2023	256,757	$16.64	69%	3.5%	4.61%
(1) In February 2023, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 234,361 LTIP units vested.
The Company recorded $1.3 million and $1.1 million in compensation expense related to the LTIP units for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there was $11.4 million and $6.5 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.3 years, which represents the weighted average remaining vesting period of the LTIP units.

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
The Residence Inn New Rochelle hotel property is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2023 is approximately $30 thousand per quarter.
The Hilton Garden Inn Marina del Rey hotel property is subject to a ground lease with an expiration date of December 31, 2067. Minimum monthly payments are currently approximately $47 thousand per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
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

The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of March 31, 2023. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment. Lease obligations are based on contractually required cash payments while lease expense is recognized on a straight-line basis.

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of March 31, 2023, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2023 (remaining nine months)	$1,571
2024	2,115
2025	2,186
2026	1,894
2027	1,272
Thereafter	63,555
Total lease payments	$72,593
Less: Imputed interest	(50,640)
Present value of lease liabilities	$21,953

The Company incurred $0.3 million of fixed lease payments and $0.2 million of variable lease payments for the three months ended March 31, 2023, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of March 31, 2023 (in thousands):

	Right of Use Asset	Lease Liability
Balance as of January 1, 2023	$19,297	$22,108
Amortization	(177)	(155)
Balance as of March 31, 2023	$19,120	$21,953

Lease Term and Discount Rate	March 31, 2023

Weighted-average remaining lease term (years)	40.67
Weighted-average discount rate	6.64%

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
Management fees totaled approximately $2.3 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $5.3 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being February 2035.

15.    Related Party Transactions

As of March 31, 2023, Mr. Fisher owns 100% of IHM. As of March 31, 2023, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2023 and 2022 were $2.3 million and $1.9 million, respectively. At March 31, 2023 and December 31, 2022, the amounts due to IHM were $0.2 million and $0.4 million, respectively.
Cost reimbursements from related parties revenue represent reimbursements of costs incurred on behalf of IHM. These costs relate primarily to office expenses shared with IHM. Various shared office expenses and rent are paid by the Company and allocated to IHM based on the amount of square footage occupied by each entity. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements are recorded based upon the occurrence of a reimbursed activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in travel and a significant reduction in hotel demand, which caused us to experience a significant decline in revenues, profitability and cash flows from operations during the years ended December 31, 2020 and December 31, 2021. During the year ended December 31, 2022, we experienced a significant improvement in our business which has continued into 2023, initially driven primarily by leisure travel, and more recently, improvement in other demand segments including corporate and group. There have also been material increases in inflation and interest rates. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. A return to normalized levels of operations is dependent on a continuation of the recovery in our business, further dissipation of concerns related to the COVID-19 pandemic, geopolitical stability, and moderating inflation.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. Some factors that might cause such a difference include the following: the continuing and future impact of the COVID-19 pandemic (including its effect on the ability or desire of people to travel), local, national and global economic conditions, uncertainty surrounding the financial stability of the United States, Europe and China, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, a potential recessionary environment, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the ongoing COVID-19 pandemic, the impact of and changes to various government programs, including in response to COVID-19, and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At March 31, 2023, our leverage ratio was 26.7% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the high 20s and the low 50s. As of March 31, 2023, we have total debt of $469.7 million at a weighted average interest rate of approximately 4.9%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR increased 16.7% for the three months ended March 31, 2023, with RevPAR up 27.3% in January 2023, up 16.6% in February 2023 and up 10.4% in March 2023. We expect that over the remainder of 2023, RevPAR will continue to increase.

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

Results of operations for the three months ended March 31, 2023 include the operating activities of our 39 wholly owned hotels that were owned for the entire period. We sold one hotel located in Burlington, MA on May 6, 2022, and sold three hotels located in Dallas, TX and Houston, TX on May 13, 2022. We acquired one hotel located in Miramar Beach, FL on March 8, 2022. We developed and opened on January 24, 2022 one hotel located in Los Angeles, CA. The changes in results described below were driven primarily by the recovery from the COVID-19 pandemic, the sales of four hotels, the acquisition of one hotel, and the opening of one hotel.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022	% Change
Room	$61,671	$50,164	22.9%
Food and beverage	2,087	1,415	47.5%
Other	3,491	2,980	17.1%
Cost reimbursements from related parties	365	326	12.0%
Total revenue	$67,614	$54,885	23.2%

Total revenue was $67.6 million for the three months ended March 31, 2023, up $12.7 million compared to total revenue of $54.9 million for the corresponding 2022 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic and the ramp-up of the Home2 Woodland Hills, which opened on January 24, 2022. The Home2 Woodland Hills contributed $2.6 million of revenue during the three months ended March 31, 2023, up $1.8 million from the $0.8 million contributed during the three months ended March 31, 2022. The increase was partially offset by the impact from selling four hotels during the second quarter of 2022 that contributed $0 of revenue during the three months ended March 31, 2023, down $3.1 million from the $3.1 million these hotels contributed during the three months ended March 31, 2022. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.2% and 91.4% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Room revenue was $61.7 million and $50.2 million for the three months ended March 31, 2023 and 2022, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic and the ramp-up of the Home2 Woodland Hills, which opened on January 24, 2022.

Food and beverage revenue was $2.1 million for the three months ended March 31, 2023, up $0.7 million compared to $1.4 million for the corresponding 2022 period. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $3.5 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Reimbursable costs from related parties were $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the 39 hotels wholly owned by the Company as of March 31, 2023 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2023		2022		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (43 hotels)	Same Property (39 hotels)	Actual (39 / 43 hotels)
Occupancy	68.5%	68.5%	60.7%	59.9%	12.9%	14.4%
ADR	$168.95	$169.08	$148.72	$146.29	13.6%	15.6%
RevPAR	$115.78	$115.87	$90.21	$87.64	28.3%	32.2%

For the three months ended March 31, 2023 same property RevPAR increased 28.3% due to an increase in ADR of 13.6% and an increase in occupancy of 12.9% primarily related to the recovery from the COVID-19 pandemic. Same property RevPAR increased 37.4% in January 2023, increased 30.1% in February 2023, and increased 21.7% in March 2023. Same property RevPAR was $92.52 in January 2023, $117.85 in February 2023, and $136.69 in March 2023.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022	% Change
Hotel operating expenses:
Room	$14,117	$11,594	21.8%
Food and beverage	1,557	1,047	48.7%
Telephone	362	402	(10.0)%
Other hotel operating	914	732	24.9%
General and administrative	6,805	5,350	27.2%
Franchise and marketing fees	5,341	4,408	21.2%
Advertising and promotions	1,515	1,189	27.4%
Utilities	3,151	2,888	9.1%
Repairs and maintenance	3,730	3,445	8.3%
Management fees	2,287	1,918	19.2%
Insurance	699	710	(1.5)%
Total hotel operating expenses	$40,478	$33,683	20.2%

Hotel operating expenses increased $6.8 million, or 20.2%, to $40.5 million for the three months ended March 31, 2023 from $33.7 million for the three months ended March 31, 2022. The primary causes of the increase in hotel operating expenses were an increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic and inflation. The increase was partially offset by four hotels that were sold during the second quarter of 2022 that contributed $0 of operating expenses during the three months ended March 31, 2023, down $2.2 million from the $2.2 million these hotels contributed during the three months ended March 31, 2022.

Room expenses, which are the most significant component of hotel operating expenses, increased $2.5 million from $11.6 million for the three months ended March 31, 2022 to $14.1 million for the three months ended March 31, 2023. The increase in room expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.

The remaining hotel operating expenses increased $4.3 million, from $22.1 million for the three months ended March 31, 2022 to $26.4 million for the three months ended March 31, 2023. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.7 million from $15.0 million for the three months ended March 31, 2022 to $14.3 million for the three months ended March 31, 2023. The decrease was primarily due to the depreciation expense from four hotels that were sold during the second quarter of 2022. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased from $5.0 million for the three months ended March 31, 2022 to $6.1 million for the three months ended March 31, 2023. The increase was primarily related to increases in property tax assessments as a result of the recovery from the COVID-19 pandemic.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.4 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively) was $2.9 million for the three months ended March 31, 2023 versus $2.6 million for the three months ended March 31, 2022.

Other Charges

Other charges decreased from $0.3 million for the three months ended March 31, 2022 to $0 for the three months ended March 31, 2023.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of corporate payroll and rent costs were $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $49 thousand from $6.4 million for the three months ended March 31, 2022 to $6.4 million for the three months ended March 31, 2023 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022	% Change
Mortgage debt interest	$4,746	$5,077	(6.5)%
Credit facility and term loan interest and unused fees	978	1,013	(3.5)%
Interest rate cap	(16)	(244)	(93.4)%
Construction loan interest	415	539	(23.0)%
Capitalized interest	—	(330)	(100.0)%
Amortization of deferred financing costs	315	334	(5.7)%
Total	$6,438	$6,389	0.8%

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $0.7 million from $0 for the three months ended March 31, 2022. The loss in 2023 is related to the Company's repayment of the construction loan on the Home2 Woodland Hills hotel property.

Income Tax Expense

Income tax expense for the three months ended March 31, 2023 and 2022 was $0 and $0, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2023 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Loss

Net loss was $5.0 million for the three months ended March 31, 2023, compared to a net loss of $9.7 million for the three months ended March 31, 2022. The change in net loss was primarily due to an improvement in performance at our hotels due to the continued recovery from the COVID-19 pandemic, combined with the other factors discussed above.

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
The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2023 and 2022 (in thousands, except share data):

	For the three months ended
	March 31,
	2023	2022
Funds From Operations (“FFO”):
Net loss	$(5,042)	$(9,699)
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shares and common units	(7,029)	(11,686)
Depreciation	14,204	14,970
FFO attributable to common share and unit holders	7,175	3,284
Other charges	—	250
Loss on early extinguishment of debt	691	—
Adjusted FFO attributable to common share and unit holders	$7,866	$3,534
Weighted average number of common shares and units
Basic	50,181,826	49,845,825
Diluted	50,310,638	50,042,723

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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended
	March 31,
	2023	2022
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss	$(5,042)	$(9,699)
Interest expense	6,438	6,389
Depreciation and amortization	14,258	15,036
EBITDA	15,654	11,726
EBITDAre	15,654	11,726
Other charges	—	250
Loss on early extinguishment of debt	691	—
Share based compensation	1,452	1,294
Adjusted EBITDA	$17,797	$13,270

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

The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

		For the three months ended
		March 31,
		2023	2022

Net loss		$(5,042)	$(9,699)
Add:	Interest expense	6,438	6,389
	Depreciation and amortization	14,258	15,036
	Corporate general and administrative	4,341	3,942
	Other charges	—	250
	Loss on early extinguishment of debt	691	—
Less:	Interest and other income	(20)	—
	Adjusted Hotel EBITDA	$20,666	$15,918

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

Sources and Uses of Cash

Our principal sources of cash include net cash from operations, availability under our credit facility, proceeds from debt and equity issuances, and proceeds from the sale of hotel properties. Our principal uses of cash include acquisitions, capital expenditures, operating costs, corporate expenditures, interest costs, debt repayments and distributions to equity holders.

Cash, cash equivalents, and restricted cash totaled $35.8 million as of March 31, 2023, a decrease of $9.4 million from December 31, 2022, primarily due to net cash provided by operating activities of $4.8 million, net cash used in investing activities of $8.1 million, and net cash used in financing activities of $6.1 million.

Cash from Operations

Net cash flows provided by operating activities increased $9.0 million to $4.8 million during the three months ended March 31, 2023 compared to $(4.2) million during the three months ended March 31, 2022. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated RevPAR growth of 28.4% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Investing Activities Cash Flows

Net cash flows used in investing activities decreased $30.0 million to $(8.1) million during the three months ended March 31, 2023 compared to $(38.1) million during the three months ended March 31, 2022. For the three months ended March 31, 2023, net cash flows used in investing activities of $(8.1) million consisted of $8.1 million related to capital improvements on our 39 wholly owned hotels. For the three months ended March 31, 2022, net cash flows used in investing activities of $(38.1) million consisted of $31.0 million related to the acquisition of the HGI Destin hotel property, $4.1 million related to capital improvements on our 43 wholly owned hotels during the period, and $2.9 million related to the development of the Home2 Woodland Hills hotel property.

We expect to invest approximately $22.5 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2023, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities increased $44.9 million to $(6.1) million during the three months ended March 31, 2023 compared to $38.8 million during the three months ended March 31, 2022. For the three months ended March 31, 2023, net cash flows used in financing activities of $(6.1) million were comprised of the repayment of our construction loan of $39.3 million, principal payments on mortgage debt of $36.2 million, distributions to common share and unit holders of $3.5 million, and distributions on preferred shares of $2.0 million, partially offset by borrowings on our unsecured term loan of $75.0 million. For the three months ended March 31, 2022, net cash flows provided by financing activities of $38.8 million were comprised of borrowings on our credit facility of $40.0 million, net borrowing on our construction loan of $3.4 million, offset by principal payments on mortgage debt of $2.3 million, payments of deferred financing and offering costs of $0.2 million, and distributions on preferred shares of $2.0 million.

We declared total dividends of $0.07 and $0.07 per common share and LTIP unit, respectively, for the three months ended March 31, 2023, and $0 and $0 per common share and LTIP unit, respectively, for the three months ended March 31, 2022. We declared total dividends of $0.41406 and $0.41406 per Series A preferred share for the three months ended March 31, 2023 and 2022, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•At March 31, 2023, we had total debt principal and interest obligations of $498.9 million with $103.4 million of principal and interest payable within the next 12 months from March 31, 2023. $75.8 million of debt principal obligations payable during the next 12 months relate to maturities of the Company's mortgage loans secured by the Courtyard Houston Medical Center, Hyatt Place Pittsburgh, and Residence Inn Bellevue hotel properties. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility, and unsecured term loan.

•Lease payments due within the next 12 months from March 31, 2023 total $2.1 million. See Note 13, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.
Liquidity and Capital Resources

At March 31, 2023, our leverage ratio was approximately 26.7% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the high 20s and the low 50s. At March 31, 2023, we have total debt of $469.7 million at an average interest rate of approximately 4.9%.
At March 31, 2023 and December 31, 2022, we had $0 and $0, respectively, in outstanding borrowings under our $260.0 million revolving credit facility. We had $75.0 million and $0, respectively, in outstanding borrowings under our unsecured term loan at March 31, 2023 and December 31, 2022.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2023.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2023, four of our mortgage debt lenders have enforced cash trap provisions resulting in $5.1 million of restricted cash. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan. We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2023, the Company issued 1,215 common shares under the DRSPP at a weighted average price of $12.10, which generated $15 thousand of proceeds. As of March 31, 2023, there was approximately $47.9 million in common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2023. As of March 31, 2023, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

We expect to meet our short-term liquidity requirements generally through existing cash balances and availability under our credit facility and unsecured term loan. We believe that our existing cash balances and availability under our credit facility and unsecured term loan will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.

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

We had no material off-balance sheet arrangements at March 31, 2023.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended common share dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. The Company reinstated common share dividends during the fourth quarter of 2022. During the three months ended March 31, 2023, the Company declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit. There were no common share dividends declared during the three months ended March 31, 2022. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $0.41406 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the three months ended March 31, 2023.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting estimates, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2023 and December 31, 2022 was $380.2 million and $412.7 million, respectively.

At March 31, 2023, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2023 that are sensitive to changes in interest rates (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$75,000	—	—	—	$75,000	$75,000
Average interest rate	—	—	6.15%	—	—	—	6.15%
Fixed rate:
Debt	$81,749	$297,003	$15,962	—	—	—	$394,714	$380,237
Average interest rate	4.71%	4.64%	4.25%	—	—	—	4.64%

As of March 31, 2023, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $0.8 million annually. This assumes that the amount of floating rate debt outstanding on our unsecured term loan remains $75.0 million, the balance as of March 31, 2023.

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
Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2 †	Articles of Amendment of Chatham Lodging Trust

3.3	Fourth Amended and Restated Bylaws of Chatham Lodging Trust (2)

3.4	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (3)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

†	Filed herewith.

††	Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34693).

(3)	Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 4, 2023	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)