Form 10-Q
period 2023-09-30
Chatham Lodging Trust
filed 2023-11-02
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2023
Common Shares of Beneficial Interest ($0.01 par value per share)	48,858,943

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Investment in hotel properties, net	$1,241,955	$1,264,252
Cash and cash equivalents	71,648	26,274
Restricted cash	18,333	18,879
Right of use asset, net	18,283	19,297
Hotel receivables (net of allowance for doubtful accounts of $413 and $344, respectively)	5,198	5,178
Deferred costs, net	4,413	6,428
Prepaid expenses and other assets	6,158	3,430
Total assets	$1,365,988	$1,343,738
Liabilities and Equity:
Mortgage debt, net	$396,602	$430,553
Revolving credit facility	—	—
Construction loan	—	39,331
Unsecured term loan, net	89,469	—
Accounts payable and accrued expenses	35,785	28,528
Lease liability, net	20,916	22,108
Distributions payable	5,370	5,221
Total liabilities	548,142	525,741
Commitments and contingencies (Note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,858,127 and 48,808,105 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	488	488
Additional paid-in capital	1,047,148	1,047,023
Accumulated deficit	(257,263)	(252,665)
Total shareholders’ equity	790,421	794,894
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	27,425	23,103
Total equity	817,846	817,997
Total liabilities and equity	$1,365,988	$1,343,738
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Room	$79,862	$81,970	$219,019	$207,896
Food and beverage	1,975	1,816	6,156	5,199
Other	4,623	3,786	12,646	10,439
Reimbursable costs from related parties	281	313	1,011	997
Total revenue	86,741	87,885	238,832	224,531
Expenses:
Hotel operating expenses:
Room	17,223	14,892	45,918	40,966
Food and beverage	1,510	1,435	4,651	3,911
Telephone	385	346	1,106	1,106
Other hotel operating	949	883	2,812	2,494
General and administrative	7,503	6,880	21,616	19,035
Franchise and marketing fees	6,980	7,107	19,121	18,073
Advertising and promotions	1,538	1,499	4,513	3,918
Utilities	3,758	3,419	9,807	9,091
Repairs and maintenance	4,111	3,600	11,735	10,392
Management fees	2,994	2,987	8,073	7,631
Insurance	717	638	2,117	2,095
Total hotel operating expenses	47,668	43,686	131,469	118,712
Depreciation and amortization	14,687	14,658	43,615	44,971
Property taxes, ground rent and insurance	6,008	5,669	18,182	16,559
General and administrative	4,218	4,592	13,172	12,998
Other charges	6	304	44	704
Reimbursable costs from related parties	281	313	1,011	997
Total operating expenses	72,868	69,222	207,493	194,941
Operating income before gain on sale of hotel properties	13,873	18,663	31,339	29,590
Gain on sale of hotel properties	1	109	56	2,129
Operating income	13,874	18,772	31,395	31,719
Interest and other income	479	8	688	10
Interest expense, including amortization of deferred fees	(6,849)	(6,404)	(19,729)	(19,729)
Loss on early extinguishment of debt	(5)	—	(696)	—
Gain from partial lease termination	—	—	164	—
Income before income tax expense	7,499	12,376	11,822	12,000
Income tax expense	—	—	—	—
Net income	7,499	12,376	11,822	12,000
Net income attributable to noncontrolling interests	(170)	(248)	(198)	(166)
Net income attributable to Chatham Lodging Trust	7,329	12,128	11,624	11,834
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income attributable to common shareholders	$5,342	$10,141	$5,662	$5,872

Income per common share - basic:
Net income attributable to common shareholders (Note 11)	$0.11	$0.21	$0.11	$0.12
Income per common share - diluted:
Net income attributable to common shareholders (Note 11)	$0.11	$0.21	$0.11	$0.12
Weighted average number of common shares outstanding:
Basic	48,850,339	48,798,528	48,845,374	48,793,839
Diluted	49,004,084	49,072,895	48,976,085	49,023,835
Distributions declared per common share:	$0.07	$—	$0.21	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended September 30, 2022 and 2023
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, July 1, 2022	4,800,000	$48	48,806,107	$488	$1,046,980	$(255,372)	$792,144	$20,554	$812,698
Issuance of common shares, net of offering costs of zero	—	—	1,047	—	12	—	12	—	12
Amortization of share based compensation	—	—	—	—	10	—	10	1,274	1,284
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	12,128	12,128	248	12,376
Balance, September 30, 2022	4,800,000	$48	48,807,154	$488	$1,047,002	$(245,231)	$802,307	$22,076	$824,383

Balance, July 1, 2023	4,800,000	$48	48,856,806	$488	$1,047,124	$(259,184)	$788,476	$26,011	$814,487
Issuance of common shares, net of offering costs of zero	—	—	1,321	—	12	—	12	—	12
Amortization of share based compensation	—	—	—	—	12	—	12	1,425	1,437
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,421)	(3,421)	—	(3,421)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(181)	(181)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	7,329	7,329	170	7,499
Balance, September 30, 2023	4,800,000	$48	48,858,127	$488	$1,047,148	$(257,263)	$790,421	$27,425	$817,846

Nine months ended September 30, 2022 and 2023
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
Issuance of shares pursuant to Equity Incentive Plan	—	—	34,672	1	486	—	487	—	487
Issuance of common shares, net of offering costs of $107	—	—	3,592	—	(62)	—	(62)	—	(62)
Amortization of share based compensation	—	—	—	—	29	—	29	3,698	3,727
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	(1,521)	—	(1,521)	1,521	—
Net loss	—	—	—	—	—	11,834	11,834	166	12,000
Balance, September 30, 2022	4,800,000	$48	48,807,154	$488	$1,047,002	$(245,231)	$802,307	$22,076	$824,383

Balance, January 1, 2023	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	45,835	—	540	—	540	—	540
Issuance of common shares, net of offering costs of zero	—	—	4,187	—	44	—	44	—	44
Amortization of share based compensation	—	—	—	—	34	—	34	4,175	4,209
Dividends declared on common shares ($0.21 per share)	—	—	—	—	—	(10,260)	(10,260)	—	(10,260)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	—	—	(544)	(544)
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	(493)	—	(493)	493	—
Net income	—	—	—	—	—	11,624	11,624	198	11,822
Balance, September 30, 2023	4,800,000	$48	48,858,127	$488	$1,047,148	$(257,263)	$790,421	$27,425	$817,846
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$11,822	$12,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,454	44,797
Amortization of deferred franchise fees	161	187
Amortization of deferred financing fees included in interest expense	888	1,096
Gain on sale of hotel properties	(56)	(2,129)
Loss on early extinguishment of debt	672	—
Share based compensation	4,562	4,132
Gain from partial lease termination	(164)	—
Changes in assets and liabilities:
Right of use asset	483	512
Hotel receivables	(21)	(12,240)
Deferred costs	(46)	(175)
Prepaid expenses and other assets	(2,747)	(3,702)
Accounts payable and accrued expenses	7,811	6,482
Lease liability	(497)	(434)
Net cash provided by operating activities	66,322	50,526
Cash flows from investing activities:
Improvements and additions to hotel properties	(21,433)	(12,385)
Acquisition of hotel properties	—	(31,048)
Investment in hotel properties under development	—	(3,995)
Proceeds from sale of hotel properties, net	—	79,569
Receipt of deferred key money	—	400
Net cash (used in) provided by investing activities	(21,433)	32,541
Cash flows from financing activities:
Borrowings on revolving credit facility	—	40,000
Repayments on revolving credit facility	—	(110,000)
Borrowings on construction loan	—	4,324
Repayments on construction loan	(39,331)	—
Borrowings on unsecured term loan	90,000	—
Payments on mortgage debt	(116,117)	(6,697)
Proceeds from the issuance of debt	82,925	—
Payment of financing costs	(966)	(194)
Payment of offering costs on common shares	—	(107)
Proceeds from issuance of common shares	44	45
Distributions-common shares/units	(10,654)	(147)
Distributions-preferred shares	(5,962)	(5,962)
Net cash used in financing activities	(61)	(78,738)
Net change in cash, cash equivalents and restricted cash	44,828	4,329
Cash, cash equivalents and restricted cash, beginning of period	45,153	29,869
Cash, cash equivalents and restricted cash, end of period	$89,981	$34,198
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,104	$19,169
Capitalized interest	$—	$330
Cash paid for taxes	$840	$695
Remeasurement of right of use asset from partial lease termination	$531	$—
Remeasurement of lease liability from partial lease termination	$695	$—
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
As of September 30, 2023, the Company had accrued distributions payable of $5,370. As of September 30, 2022, the Company had accrued distributions payable of $1,656.
Accrued share based compensation of $353 and $405 is included in accounts payable and accrued expenses as of September 30, 2023 and 2022, respectively.
Accrued capital improvements of $1,190 and $1,113 are included in accounts payable and accrued expenses as of September 30, 2023 and 2022, respectively.

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
As of September 30, 2023, the Company owned 39 hotels with an aggregate of 5,915 rooms located in 16 states and the District of Columbia.
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
The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of September 30, 2023, Island Hospitality Management LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848). ASU 2022-06 amended and deferred the sunset provision in ASU 2020-04 from December 31, 2022 to December 31, 2024. As of September 30, 2023, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, the Company will continue to evaluate the impact that ASU 2020-04 may have on its consolidated financial statements and related disclosures.

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

5.    Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable losses. That estimate is based on past loss experience, current economic and market conditions and other relevant factors. The allowance for doubtful accounts was $0.4 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

6.    Investment in Hotel Properties

Investment in hotel properties,net

Investment in hotel properties, net as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land and improvements	$289,671	$289,589
Building and improvements	1,276,283	1,267,035
Furniture, fixtures and equipment	107,756	98,373
Renovations in progress	14,074	11,710
	1,687,784	1,666,707
Less: accumulated depreciation	(445,829)	(402,455)
Investment in hotel properties, net	$1,241,955	$1,264,252

7.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage, revolving credit facility, and unsecured term loan debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	September 30, 2023 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2023	December 31, 2022
Revolving Credit Facility (1)	—%	October 28, 2026	$—	$—	$—
Unsecured Term Loan (2)	6.56%	October 28, 2025	—	90,000	—
Construction Loan (3)	11.0%	August 4, 2024	—	—	39,331
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	—	—	14,402
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	—	—	19,680
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	—	—	16,200
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	—	—	19,975
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	—	—	41,133
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	36,561	29,673	30,184
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	64,976	60,427	61,280
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	72,627	65,929	66,860
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	54,890	45,321	45,960
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	40,052	35,343	35,842
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	30,699	27,968	28,365
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	37,546	19,154	19,535
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	10,961	14,563	14,804
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,069	16,432	16,706
Courtyard by Marriott Dallas, TX (4)	7.61%	September 11, 2028	40,820	24,500	—
Residence Inn by Marriott Austin, TX (5)	7.42%	September 6, 2033	34,932	20,850	—
TownePlace Suites by Marriott Austin, TX (5)	7.42%	September 6, 2033	31,618	19,075	—
Courtyard by Marriott Summerville, SC (6)	7.33%	September 11, 2033	18,890	9,000	—
Residence Inn by Marriott Summerville, SC (6)	7.33%	September 11, 2033	17,399	9,500	—
Total debt before unamortized debt issue costs			$506,040	$487,735	$470,257
Unamortized term loan and mortgage debt issue costs				(1,664)	(373)
Total debt outstanding				$486,071	$469,884

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
3.On August 4, 2020, a subsidiary of Chatham entered into an agreement with affiliates of Mack Real Estate Credit Strategies to obtain a $40.0 million loan to fund the remaining construction costs of the Home2 Suites by Hilton Woodland Hills Los Angeles ("Home2 Woodland Hills") hotel development. The loan had an initial term of four years and there were two six-month extension options. The interest rate on the loan was LIBOR, subject to a 0.25% floor, plus a spread of 7.5%. The loan was repaid on February 1, 2023.
4.On August 30, 2023, a subsidiary of Chatham entered into an agreement with Wells Fargo Bank to obtain a $24.5 million loan secured by the Courtyard by Marriott Dallas Downtown. The loan has a term of five years, carries a fixed interest rate of 7.61%, and is interest-only for the duration of the loan.

5.On August 16, 2023, two subsidiaries of Chatham entered into two agreements with Barclays Capital Real Estate to obtain a $20.9 million loan and a $19.1 million loan secured by the Residence Inn by Marriott Austin and the TownePlace Suites by Marriott Austin, respectively. Each loan has a term of ten years, carries a fixed interest rate of 7.42%, and is interest-only for the first five years before amortizing based upon a 30-year amortization schedule.
6.On August 31, 2023, two subsidiaries of Chatham entered into two agreements with Wells Fargo Bank to obtain a $9.0 million loan and a $9.5 million loan secured by the Courtyard by Marriott Summerville and the Residence Inn by Marriott Summerville, respectively. Each loan has a term of ten years, carries a fixed interest rate of 7.33%, and is interest-only for the duration of the loan.
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
During the nine months ended September 30, 2023, the Company repaid the $39.3 million construction loan on the Home2 Woodland Hills hotel property, and the maturing mortgage loans of $14.4 million on the Homewood Suites San Antonio hotel property, $19.7 million on the Residence Inn Tysons hotel property, $16.0 million on the Courtyard Houston hotel property, $19.7 million on the Hyatt Place Pittsburgh hotel property, and $40.5 million on the Residence Inn Bellevue hotel property. The Company utilized cash, borrowings under its unsecured delayed-draw term loan, and proceeds from its five new mortgage loans to repay these loans.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2023 and December 31, 2022 was $384.8 million and $412.7 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2023, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured delayed-draw term loan. The estimated fair value of the Company’s variable rate debt as of September 30, 2023 and December 31, 2022 was $90.0 million and $39.3 million, respectively.
The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2023, four of our mortgage debt lenders have enforced cash trap provisions resulting in $6.2 million of restricted cash. The Company does not expect that such cash traps will affect its ability to satisfy its short-term liquidity requirements.

Future scheduled principal payments of debt obligations as of September 30, 2023, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2023 (remaining three months)	$1,846
2024	297,003
2025	105,961
2026	—
2027	—
Thereafter	82,925
Total debt before unamortized debt issue costs	$487,735
Unamortized term loan and mortgage debt issue costs	(1,664)
Total debt outstanding	$486,071

Accounting for Derivative Instruments
The Company had interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Home2 Woodland Hills hotel. The Company recorded its derivative instruments on the balance sheet at their estimated fair values. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps were not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps were recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statement of operations. During the nine months ended September 30, 2023, the Company terminated its interest rate caps related to the construction loan when the loan was repaid.

8.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three and nine months ended September 30, 2023 and 2022.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS is expecting continued taxable losses in 2023. As of September 30, 2023, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
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

9.    Dividends Declared and Paid

Common Dividends

The Company declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit for the three months ended September 30, 2023, and $0.21 per share and unit for the nine months ended September 30, 2023.

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
March	3/31/2023	4/17/2023	$0.07	$0.07
June	6/30/2023	7/17/2023	0.07	0.07
September	9/29/2023	10/16/2023	0.07	0.07
Total 2023			$0.21	$0.21

Preferred Dividends

During the three and nine months ended September 30, 2023, the Company declared dividends of $0.41406 and $1.24218, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends paid were as follows:

	Record Date	Payment Date	Dividend per Preferred Share
March	3/31/2023	4/17/2023	$0.41406
June	6/30/2023	7/17/2023	0.41406
September	9/29/2023	10/16/2023	0.41406
Total 2023			$1.24218

10.    Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of September 30, 2023, 48,858,127 common shares were outstanding.
In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we could publicly offer and sell our common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2023. As of September 30, 2023, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan. We filed a new $50.0 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the

Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2023, the Company issued 1,321 common shares under the DRSPP at a weighted average price per share of $9.49, which generated $12 thousand of proceeds. During the nine months ended September 30, 2023, the Company issued 4,187 common shares under the DRSPP at a weighted average price per share of $10.42, which generated $44 thousand of proceeds. As of September 30, 2023, there was approximately $47.8 million in common shares available for issuance under the DRSPP.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of September 30, 2023, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended September 30, 2023, the Company accrued preferred share dividends of approximately $2.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of September 30, 2023, there were 1,587,317 vested LTIP units held by current and former employees.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$5,342	$10,141	$5,662	$5,872
Dividends on unvested shares and units	(27)	—	(83)	—
Net income attributable to common shareholders excluding amounts attributable to unvested shares and units	$5,315	$10,141	$5,579	$5,872
Denominator:
Weighted average number of common shares - basic	48,850,339	48,798,528	48,845,374	48,793,839
Unvested shares and units	153,745	274,367	130,711	229,996
Weighted average number of common shares - diluted	49,004,084	49,072,895	48,976,085	49,023,835
Basic income per common share:
Net income attributable to common shareholders per weighted average basic common share	$0.11	$0.21	$0.11	$0.12
Diluted income per common share:
Net income attributable to common shareholders per weighted average diluted common share	$0.11	$0.21	$0.11	$0.12

12.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2023 and 2022, the Company issued 43,378 and 34,672 common shares, respectively, to its independent trustees as compensation for services performed in 2022 and 2021, respectively. As of September 30, 2023, there were 1,252,326 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	6,666	$11.47	10,000	$11.47
Granted	2,457	12.21	—	—
Vested	(3,334)	11.47	(3,334)	11.47
Non-vested at end of the period	5,789	$11.78	6,666	$11.47

As of September 30, 2023 and December 31, 2022, there were $57 thousand and $61 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2023, these costs were expected to be recognized over a weighted-average period of approximately 1.5 years. For the three months ended September 30, 2023 and 2022, the Company recognized approximately $12 thousand and $10 thousand, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized approximately $35 thousand and $29 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	905,525	$15.03	764,178	$15.00
Granted	466,988	14.36	380,004	16.08
Vested	(372,558)	13.27	(238,657)	16.61
Non-vested at end of the period	999,955	$15.37	905,525	$15.03

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
The Company recorded $1.4 million and $1.3 million in compensation expense related to the LTIP units for the three months ended September 30, 2023 and 2022, respectively, and $4.2 million and $3.7 million in compensation expense related to the LTIP units for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, there was $8.5 million and $6.5 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.9 years, which represents the weighted average remaining vesting period of the LTIP units.

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
The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of 5 years each. On June 1, 2023, the Company executed an amendment to the corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million. The partial termination of this lease required the Company to apply ASC 842 and remeasure the right of use asset and lease liability and recognize those adjustments in the consolidated statement of operations. During the nine months ended September 30, 2023, the Company recognized a gain from partial lease termination of approximately $0.2 million as a result of this partial termination. The Company shares the space with a related party and is reimbursed for the pro-rata share of rentable space occupied by the related party.
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of September 30, 2023. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

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

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of September 30, 2023, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2023 (remaining three months)	$468
2024	1,875
2025	1,940
2026	1,727
2027	1,272
Thereafter	63,553
Total lease payments	$70,835
Less: Imputed interest	(49,919)
Present value of lease liabilities	$20,916

The Company incurred $0.9 million of fixed lease payments and $0.6 million of variable lease payments for the nine months ended September 30, 2023, which are included in property taxes, ground rent and insurance in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of September 30, 2023 (in thousands):

	Right of Use Asset	Lease Liability
Balance as of January 1, 2023	$19,297	$22,108
Amortization	(483)	(497)
Partial lease termination	(531)	(695)
Balance as of September 30, 2023	$18,283	$20,916

Lease Term and Discount Rate	September 30, 2023
Weighted-average remaining lease term (years)	42.09
Weighted-average discount rate	6.89%

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
Management fees totaled approximately $3.0 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively, and $8.1 million and $7.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $7.0 million and $7.1 million for the three months ended September 30, 2023 and 2022, respectively, and $19.1 million and $18.1 million for the nine months ended September 30, 2023 and 2022, respectively. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being March 2035.

15.    Related Party Transactions

As of September 30, 2023, Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, owns 100% of IHM. As of September 30, 2023, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended September 30, 2023 and 2022 were $3.0 million and $3.0 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $8.1 million and $7.6 million, respectively. At September 30, 2023 and December 31, 2022, the amounts due to IHM were $0.7 million and $0.4 million, respectively.
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

At September 30, 2023, our leverage ratio was 24.7% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid 20s and the low 50s. As of September 30, 2023, we have total debt of $487.7 million at a weighted average interest rate of approximately 5.5%.
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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR increased 1.7% for the three months ended September 30, 2023, with RevPAR up 0.8% in July 2023, up 1.5% in August 2023 and up 2.9% in September 2023. We expect that over the remainder of 2023, lodging industry RevPAR will continue to increase modestly.

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

Results of operations for the three months ended September 30, 2023 include the operating activities of the hotels we owned for the entire period. The changes in results described below were driven primarily by the continued recovery of business travel following the COVID-19 pandemic, offset by the loss of a significant amount of summer intern business at our Silicon Valley and Bellevue, WA hotels, and inflationary cost pressures.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2023	September 30, 2022	% Change
Room	$79,862	$81,970	(2.6)%
Food and beverage	1,975	1,816	8.8%
Other	4,623	3,786	22.1%
Cost reimbursements from related parties	281	313	(10.2)%
Total revenue	$86,741	$87,885	(1.3)%

Total revenue was $86.7 million for the three months ended September 30, 2023, down $1.2 million compared to total revenue of $87.9 million for the corresponding 2022 period. The decrease in total revenue primarily was related to the 2.6% decrease in RevPAR and room revenue driven by the loss of a significant amount of summer intern business at our Silicon Valley and Bellevue hotel properties, partially offset by improving trends elsewhere. The five hotels in the Silicon Valley and Bellevue markets contributed $13.5 million in room revenue for the three months ended September 30, 2023, down $3.8 million from the $17.3 million those hotels contributed for the corresponding 2022 period. The decrease was partially offset by improving room revenue at our other hotel properties and increases in food and beverage and other revenue. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.1% and 93.3% of total revenue for the three months ended September 30, 2023 and 2022, respectively.

Food and beverage revenue was $2.0 million for the three months ended September 30, 2023, up $0.2 million compared to $1.8 million for the corresponding 2022 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $4.6 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase in other operating revenue primarily was related to increases in revenue from parking.

Reimbursable costs from related parties were $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels owned by us as of September 30, 2023 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2023		2022		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (39 hotels)
Occupancy	79.6%	79.6%	80.6%	80.6%	(1.2)%	(1.2)%
ADR	$184.45	$184.45	$186.96	$186.96	(1.3)%	(1.3)%
RevPAR	$146.76	$146.76	$150.66	$150.66	(2.6)%	(2.6)%

For the three months ended September 30, 2023 same property RevPAR decreased 2.6% due to a decrease in ADR of 1.3% and a decrease in occupancy of 1.2% driven by the loss of a significant amount of summer intern business at our Silicon Valley and Bellevue hotel properties, partially offset by improving room revenue at our other hotel properties. Same property RevPAR decreased 2.6% in July 2023, decreased 3.1% in August 2023, and decreased 2.1% in September 2023. Same property RevPAR was $153.33 in July 2023, $141.59 in August 2023, and $145.30 in September 2023.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2023	September 30, 2022	% Change
Hotel operating expenses:
Room	$17,223	$14,892	15.7%
Food and beverage	1,510	1,435	5.2%
Telephone	385	346	11.3%
Other hotel operating	949	883	7.5%
General and administrative	7,503	6,880	9.1%
Franchise and marketing fees	6,980	7,107	(1.8)%
Advertising and promotions	1,538	1,499	2.6%
Utilities	3,758	3,419	9.9%
Repairs and maintenance	4,111	3,600	14.2%
Management fees	2,994	2,987	0.2%
Insurance	717	638	12.4%
Total hotel operating expenses	$47,668	$43,686	9.1%

Hotel operating expenses increased $4.0 million, or 9.1%, to $47.7 million for the three months ended September 30, 2023 from $43.7 million for the three months ended September 30, 2022. The primary causes of the increase in hotel operating expenses were an increase in staffing levels and inflation.

Room expenses, which are the most significant component of hotel operating expenses, increased $2.3 million from $14.9 million for the three months ended September 30, 2022 to $17.2 million for the three months ended September 30, 2023. The increase in room expenses primarily was related to an increase in staffing levels and wage costs.

The remaining hotel operating expenses increased $1.7 million, from $28.7 million for the three months ended September 30, 2022 to $30.4 million for the three months ended September 30, 2023. The increase in other remaining expenses primarily was related to inflation.

Depreciation and Amortization

Depreciation and amortization expense was $14.7 million and $14.7 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.3 million from $5.7 million for the three months ended September 30, 2022 to $6.0 million for the three months ended September 30, 2023. The increase was primarily related to increases in property tax assessments and an increase in insurance costs.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.6 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively) was $2.6 million for the three months ended September 30, 2023 versus $3.2 million for the three months ended September 30, 2022.

Other Charges

Other charges decreased from $0.3 million for the three months ended September 30, 2022 to $6 thousand for the three months ended September 30, 2023.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of corporate payroll and rent costs were $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $0.5 million from $8 thousand for the three months ended September 30, 2022 to $0.5 million for the three months ended September 30, 2023.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.4 million from $6.4 million for the three months ended September 30, 2022 to $6.8 million for the three months ended September 30, 2023 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2023	September 30, 2022	% Change
Mortgage debt interest	$4,762	$5,137	(7.3)%
Credit facility and term loan interest and unused fees	1,783	296	502.4%
Interest rate cap	—	(399)	(100.0)%
Construction loan interest	—	983	(100.0)%
Amortization of deferred financing costs	304	387	(21.4)%
Total	$6,849	$6,404	6.9%

Income Tax Expense

Income tax expense for the three months ended September 30, 2023 and 2022 was $0 and $0, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2023 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income

Net income was $7.5 million for the three months ended September 30, 2023, compared to net income of $12.4 million for the three months ended September 30, 2022. The change in net income was primarily due to the decrease in RevPAR and increase in operating expenses, combined with the other factors discussed above.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

Results of operations for the nine months ended September 30, 2023 include the operating activities of the hotels we owned for the entire period. We sold one hotel located in Burlington, MA on May 6, 2022, and three hotels located in Dallas, TX and Houston, TX on May 13, 2022. We acquired one hotel located in Miramar Beach, FL on March 8, 2022. We developed and opened on January 24, 2022 one hotel located in Los Angeles, CA. The changes in results described below were driven primarily by the recovery from the COVID-19 pandemic, the sale of four hotels, the acquisition of one hotel, and the ramp-up from opening of one hotel.

Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2023	September 30, 2022	% Change
Room	$219,019	$207,896	5.4%
Food and beverage	6,156	5,199	18.4%
Other	12,646	10,439	21.1%
Cost reimbursements from related parties	1,011	997	1.4%
Total revenue	$238,832	$224,531	6.4%

Total revenue was $238.8 million for the nine months ended September 30, 2023, up $14.3 million compared to total revenue of $224.5 million for the corresponding 2022 period. The increase in total revenue primarily was related to the recovery from the COVID-19 pandemic, the ramp-up of the Home2 Woodland Hills, which opened on January 24, 2022, the acquisition of one hotel on March 8, 2022, partially offset by the decrease in revenue from the sale of four hotels during the nine months ended September 30, 2022. The Home2 Woodland Hills contributed $9.0 million of revenue during the nine months ended September 30, 2023, up $2.8 million from the $6.2 million contributed during the nine months ended September 30, 2022. The one hotel acquired in 2022 contributed $4.7 million of revenue during the nine months ended September 30, 2023, up $0.4 million from the $4.3 million contributed during the nine months ended September 30, 2022. The increase was partially offset by the impact from selling four hotels during the second quarter of 2022 that contributed $0 of revenue during the nine months ended September 30, 2023, down $4.9 million from the $4.9 million these hotels contributed during the nine months ended September 30, 2022. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.7% and 92.6% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Room revenue was $219.0 million and $207.9 million for the nine months ended September 30, 2023 and 2022, respectively, and the increase in room revenue primarily was related to the recovery from the COVID-19 pandemic, the ramp-up of the Home2 Woodland Hills, which opened on January 24, 2022, the acquisition of one hotel on March 8, 2022, partially offset by the decrease in room revenue from the sale of four hotels during the nine months ended September 30, 2022.

Food and beverage revenue was $6.2 million for the nine months ended September 30, 2023, up $1.0 million compared to food and beverage revenue of $5.2 million for the corresponding 2022 period. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue increased $2.2 million to $12.6 million for the nine months ended September 30, 2023 compared to $10.4 million for the corresponding 2022 period. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the recovery from the COVID-19 pandemic.

Reimbursable costs from related parties were $1.0 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels we owned as of September 30, 2023 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2023		2022		Percentage Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (43 hotels)	Same Property (39 hotels)	Actual (39 / 43 hotels)
Occupancy	75.7%	75.7%	72.9%	72.3%	3.8%	4.7%
ADR	$179.14	$179.15	$173.41	$171.61	3.3%	4.4%
RevPAR	$135.66	$135.68	$126.49	$124.01	7.2%	9.4%
For the nine months ended September 30, 2023 same property RevPAR increased 7.2% due to an increase in ADR of 3.3% and an increase in occupancy of 3.8% primarily related to the recovery from the COVID-19 pandemic.

Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2023	September 30, 2022	% Change
Hotel operating expenses:
Room	$45,918	$40,966	12.1%
Food and beverage	4,651	3,911	18.9%
Telephone	1,106	1,106	—%
Other hotel operating	2,812	2,494	12.8%
General and administrative	21,616	19,035	13.6%
Franchise and marketing fees	19,121	18,073	5.8%
Advertising and promotions	4,513	3,918	15.2%
Utilities	9,807	9,091	7.9%
Repairs and maintenance	11,735	10,392	12.9%
Management fees	8,073	7,631	5.8%
Insurance	2,117	2,095	1.1%
Total hotel operating expenses	$131,469	$118,712	10.7%

Hotel operating expenses increased $12.8 million to $131.5 million for the nine months ended September 30, 2023 from $118.7 million for the nine months ended September 30, 2022. The increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the recovery from the COVID-19 pandemic, increased staffing levels, and inflation. The increase was partially offset by the sale of four hotels during the second quarter of 2022 that contributed $0 of operating expenses during the nine months ended September 30, 2023, down $3.5 million from the $3.5 million these hotels contributed during the nine months ended September 30, 2022.

Room expenses, which are the most significant component of hotel operating expenses, increased $4.9 million from $41.0 million for the nine months ended September 30, 2022 to $45.9 million for the nine months ended September 30, 2023. The increase in room expenses was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic, increased staffing levels, and inflation.

The remaining hotel operating expenses increased $7.9 million, from $77.7 million for the nine months ended September 30, 2022 to $85.6 million for the nine months ended September 30, 2023. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the recovery from the COVID-19 pandemic and inflation.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.4 million from $45.0 million for the nine months ended September 30, 2022 to $43.6 million for the nine months ended September 30, 2023. The decrease was primarily due to the depreciation expense from four hotels that were sold during the second quarter of 2022. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses increased $1.6 million from $16.6 million for the nine months ended September 30, 2022 to $18.2 million for the nine months ended September 30, 2023. The increase was primarily related to increases in property tax assessments and an increase in insurance costs.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $4.6 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively) decreased $0.3 million to $8.6 million for the nine months ended September 30, 2023 from $8.9 million for the nine months ended September 30, 2022.

Other Charges

Other charges decreased from $0.7 million for the nine months ended September 30, 2022 to $44 thousand for the nine months ended September 30, 2023.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of corporate payroll and rent costs were $1.0 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Gain on Sale of Hotel Properties

Gain on sale of hotel properties decreased from $2.1 million for the nine months ended September 30, 2022 due to the sale of the HGI Burlington hotel property on May 6, 2022, and the sale of the HWS Dallas hotel property, CY Houston West U hotel property, and RI Houston West U hotel property on May 13, 2022 to $56 thousand for the nine months ended September 30, 2023.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $0.7 million from $10 thousand for the nine months ended September 30, 2022 to $0.7 million for the nine months ended September 30, 2023.

Interest Expense, Including Amortization of Deferred Fees

Interest expense remained flat at $19.7 million for the nine months ended September 30, 2022 and for the nine months ended September 30, 2023 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2023	September 30, 2022	% Change
Mortgage debt interest	$14,020	$15,321	(8.5)%
Credit facility and term loan interest and unused fees	4,399	1,999	120.1%
Interest rate cap	(16)	(688)	(97.7)%
Construction loan interest	415	2,338	(82.2)%
Capitalized interest	—	(330)	(100.0)%
Amortization of deferred financing costs	911	1,089	(16.3)%
Total	$19,729	$19,729	—%

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $0.7 million from $0 for the nine months ended September 30, 2022. The loss in 2023 is related to the Company's repayment of the construction loan on the Home2 Woodland Hills hotel property.

Gain from Partial Lease Termination

Gain from partial lease termination increased $0.2 million from $0 for the nine months ended September 30, 2022. The gain in 2023 is related to the Company's termination of a portion of its corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2023 and 2022 was $0 and $0, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2023 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income

Net income was $11.8 million for the nine months ended September 30, 2023, a decrease of $0.2 million from net income of $12.0 million for the nine months ended September 30, 2022. The change in net income was primarily due to an improvement in performance at our hotels due to the continued recovery from the COVID-19 pandemic, combined with the other factors discussed above.

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

We calculate Adjusted FFO by further adjusting FFO for certain additional items that are not addressed in Nareit’s definition of FFO, including other charges, losses on the early extinguishment of debt and similar items related to unconsolidated real estate entities that we believe do not represent costs related to hotel operations. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs that make similar adjustments to FFO.
The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Funds From Operations (“FFO”):
Net income	$7,499	$12,376	$11,822	$12,000
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income attributable to common shares and common units	5,512	10,389	5,860	6,038
Gain on sale of hotel properties	(1)	(109)	(56)	(2,129)
Depreciation	14,634	14,604	43,454	44,797
FFO attributable to common share and unit holders	20,145	24,884	49,258	48,706
Other charges	6	304	44	704
Loss on early extinguishment of debt	5	—	696	—
Gain from partial lease termination	—	—	(164)	—
Adjusted FFO attributable to common share and unit holders	$20,156	$25,188	$49,834	$49,410
Weighted average number of common shares and units
Basic	50,437,656	50,013,287	50,352,175	49,957,020
Diluted	50,591,401	50,287,654	50,482,886	50,187,016

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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$7,499	$12,376	$11,822	$12,000
Interest expense, including amortization of deferred fees	6,849	6,404	19,729	19,729
Depreciation and amortization	14,687	14,658	43,615	44,971
EBITDA	29,035	33,438	75,166	76,700
Gain on sale of hotel properties	(1)	(109)	(56)	(2,129)
EBITDAre	29,034	33,329	75,110	74,571
Other charges	6	304	44	704
Loss on early extinguishment of debt	5	—	696	—
Gain from partial lease termination	—	—	(164)	—
Share based compensation	1,555	1,419	4,562	4,132
Adjusted EBITDA	$30,600	$35,052	$80,248	$79,407

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

The following is a presentation of Adjusted Hotel EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2023	2022	2023	2022

Net income		$7,499	$12,376	$11,822	$12,000
Add:	Interest expense, including amortization of deferred fees	6,849	6,404	19,729	19,729
	Depreciation and amortization	14,687	14,658	43,615	44,971
	Corporate general and administrative	4,218	4,592	13,172	12,998
	Other charges	6	304	44	704
	Loss on early extinguishment of debt	5	—	696	—
Less:	Interest and other income	(479)	(8)	(688)	(10)
	Gain on sale of hotel properties	(1)	(109)	(56)	(2,129)
	Gain from partial lease termination	—	—	(164)	—
	Adjusted Hotel EBITDA	$32,784	$38,217	$88,170	$88,263

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

Cash, cash equivalents, and restricted cash totaled $90.0 million as of September 30, 2023, an increase of $44.8 million from December 31, 2022, primarily due to net cash provided by operating activities of $66.3 million, net cash used in investing activities of $21.4 million, and net cash used in financing activities of $0.1 million.

Cash from Operations

Net cash flows provided by operating activities increased $15.8 million to $66.3 million during the nine months ended September 30, 2023 compared to $50.5 million during the nine months ended September 30, 2022. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated RevPAR growth of 7.2% during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Investing Activities Cash Flows

Net cash flows used in investing activities increased $53.9 million to $(21.4) million during the nine months ended September 30, 2023 compared to $32.5 million during the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash flows used in investing activities of $(21.4) million consisted of $21.4 million related to capital improvements on our hotels. For the nine months ended September 30, 2022, net cash flows provided by investing activities of $32.5 million consisted of $79.6 million in net proceeds related to the sale of four hotel properties, $0.4 million of deferred key money received for the development of the Home2 Woodland Hills, partially offset by $31.0 million related to the acquisition of the HGI Destin hotel property, $12.4 million related to capital improvements on our hotels during the period, and $4.0 million of capital expenditures related to the development of the Home2 Woodland Hills hotel property.

We expect to invest approximately $9.2 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2023, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities decreased $78.6 million to $(0.1) million during the nine months ended September 30, 2023 compared to $(78.7) million during the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash flows used in financing activities of $(0.1) million were comprised of the repayment of our construction loan of $39.3 million, principal payments on mortgage debt of $116.1 million, distributions to common share and unit holders of $10.7 million, distributions on preferred shares of $6.0 million, and payments of deferred financing costs of $1.0 million, partially offset by borrowings on our unsecured term loan of $90.0 million and proceeds from the issuance of five new mortgage loans of $82.9 million. For the nine months ended September 30, 2022, net cash flows used in financing activities of $(78.7) million were comprised of net repayments of our senior unsecured revolving credit facility of $70.0 million, principal payments on mortgage debt of $6.7 million, payments of deferred financing and offering costs of $0.3 million, distributions to unit holders of $0.1 million, and distributions on preferred shares of $6.0 million, partially offset by net borrowings on our construction loan of $4.3 million.

We declared total dividends of $0.21 per common share and LTIP unit for the nine months ended September 30, 2023, and $0 per common share and LTIP unit for the nine months ended September 30, 2022. We declared total dividends of $1.24218 and $1.24218 per Series A preferred share for the nine months ended September 30, 2023 and 2022, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•At September 30, 2023, we had total debt principal and interest obligations of $558.7 million with $304.2 million of principal and interest payable within the next 12 months from September 30, 2023. $279.1 million of debt principal obligations payable during the next 12 months relate to maturities of the Company's mortgage loans secured by the Residence Inn Garden Grove, SpringHill Suites Savannah, Residence Inn Silicon Valley I, Residence Inn Silicon Valley II, Residence Inn San Mateo, Residence Inn Mountain View, and Hilton Garden Inn Marina del Rey hotel properties. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility, and unsecured term loan.
•Lease payments due within the next 12 months from September 30, 2023 total $1.9 million. See Note 13, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.
Liquidity and Capital Resources

At September 30, 2023, our leverage ratio was approximately 24.7% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid 20s and the low 50s. At September 30, 2023, we had total debt of $487.7 million at an average interest rate of approximately 5.5%.
At September 30, 2023 and December 31, 2022, we had $0 and $0, respectively, in outstanding borrowings under our $260.0 million revolving credit facility. We had $90.0 million and $0, respectively, in outstanding borrowings under our unsecured term loan at September 30, 2023 and December 31, 2022.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2023.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2023, four of our mortgage debt lenders have enforced cash trap provisions resulting in $6.2 million of restricted cash. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan. We filed a new $50 million shelf registration statement for the dividend reinvestment and stock purchase plan (the "DRSPP") on December 22, 2020 to replace the prior plan. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2023, the Company issued 1,321 common shares under the DRSPP at a weighted average price per share of $9.49, which generated $12 thousand of proceeds. During the nine months ended September 30, 2023, the Company issued 4,187 common shares under the DRSPP at a weighted average price per share of $10.42, which generated $44 thousand of proceeds. As of September 30, 2023, there was approximately $47.8 million in common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2023. As of September 30, 2023, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

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

We had no material off-balance sheet arrangements at September 30, 2023.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. We suspended common share dividends after the March 2020 payment due to the decline in operating performance caused by the COVID-19 pandemic. The Company reinstated common share dividends during the fourth quarter of 2022. During the nine months ended September 30, 2023, the Company declared total common share dividends of $0.21 per share and distributions on LTIP units of $0.21 per unit. There were no common share dividends declared during the nine months ended September 30, 2022. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $1.24218 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the nine months ended September 30, 2023.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2023 and December 31, 2022 was $384.8 million and $412.7 million, respectively.

At September 30, 2023, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2023 that are sensitive to changes in interest rates (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	—	$90,000	—	—	—	$90,000	$90,000
Average interest rate	—	—	6.56%	—	—	—	6.56%
Fixed rate:
Debt	$1,846	$297,003	$15,961	—	—	$82,925	$397,735	$384,807
Average interest rate	4.62%	4.64%	4.25%	—	—	7.46%	5.21%

As of September 30, 2023, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $0.9 million annually. This assumes that the amount of floating rate debt outstanding on our unsecured term loan remains $90.0 million, the balance as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of the Company's trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CHATHAM LODGING TRUST

Dated:	November 2, 2023	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer of the registrant)