Form 10-K
period 2023-12-31
Chatham Lodging Trust
filed 2024-02-27
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the 47,930,948 common shares of beneficial interest held by non-affiliates of the registrant was $448,633,673 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2023.

The number of common shares of beneficial interest outstanding as of February 27, 2024 was 48,904,295.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2024) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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
As of December 31, 2023, the Company owned 39 hotels with an aggregate of 5,915 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2023, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

As of December 31, 2023, our hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (sixteen hotels), the Homewood Suites by Hilton® brand (six hotels), the Home2 Suites by Hilton® brand (one hotel) and the TownePlace Suites by Marriott® brand (one hotel), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (four hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (four hotels), the SpringHill Suites by Marriott® brand (one hotel), the Hyatt Place® brand (two hotels), and all-suite hotels that operate under the upper scale Embassy Suites® brand (one hotel).

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

•
Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 100% owned by Mr. Fisher that as of December 31, 2023, managed all of our hotels. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. We have maintained a leverage ratio between the mid 20s and the low 50s. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. At December 31, 2023, our leverage ratio was approximately 24.8 percent, which decreased from 26.6 percent at December 31, 2022. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

As of December 31, 2023, certain key terms of our management agreements for our 39 hotels were as follows (dollars are not in thousands):

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
Management fees totaled approximately $10.6 million, $10.1 million and $7.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Certain key terms of our franchise agreements for our hotels as of December 31, 2023 were as follows:

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

Franchise and marketing/program fees totaled approximately $24.9 million, $23.7 million and $16.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Operating Leases
The Residence Inn San Diego Gaslamp hotel property is subject to a ground lease with an expiration of January 31, 2065 and we have an extension option of up to three additional terms of ten years each. Monthly payments are currently approximately $44 thousand per month and increase 10% every five years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle hotel property is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2023 under these leases amounted to approximately $30 thousand per quarter.
The Hilton Garden Inn Marina del Rey hotel property is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $47 thousand per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2023. The leases typically provide multi-year renewal options to extend the term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
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
The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2023, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2024	$1,875
2025	1,940
2026	1,728
2027	1,272
2028	1,272
Thereafter	62,282
Total lease payments	$70,369

Human Capital

As of February 27, 2024, we had 17 employees. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

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

In December 2023, we published our annual Corporate Responsibility Report which includes reporting with standards from the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD). The report is available on our website at www.chathamlodgingtrust.com.

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

Diversity, Equity and Inclusion

The Company maintains a strong focus on achieving its objectives with respect to diversity, equity and inclusion. In August 2021, the Company increased racial and gender diversity in the composition of its board. 28.6% of Chatham's board members are female and 14.3% identify as members of an underrepresented group. In January 2022, the Company and the CEO became proud participants in the CEO Action for Diversity and Inclusion™ pledge. As part of the pledge, the Company commits to cultivate a diverse and inclusive workplace environment with the free exchange of ideas.

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
SUMMARY

Risks Related to Our Business

•	The COVID-19 pandemic has had, and may continue to have, or a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.
•	Our investment policies are subject to revision from time to time at our Board of Trustees' discretion.
•	We depend on the efforts and expertise of our key executive officers whose continued service is not guaranteed.
•	Our future growth depends on obtaining new financing.
•	We must rely on third-party management companies to operate our hotels in order to qualify as a REIT.
•	The management of the hotels in our portfolio is currently concentrated in one hotel management company.
•	Our franchisors could cause us to expend additional funds on upgraded operating standards.
•	Our franchisors may cancel or fail to renew our existing franchise licenses.
•	Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make distributions.
•	Future debt service obligations could adversely affect our overall operating results or cash flow and may require us to liquidate our properties.
•	If we are unable to repay our debt obligations in the future, we may be forced to refinance debt or dispose of or encumber our assets, which could adversely affect distributions to shareholders.
•	Interest expense on our debt may limit our cash available to fund growth strategies and shareholder distributions.
•	Failure to hedge effectively against interest rate changes may adversely affect us.
•	Joint venture investments that we may make could be adversely affected by our lack of decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint-venture partners.
•	We may from time to time make distributions to our shareholders in the form of our common shares, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.
•	Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
•	There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer.
•	Hotel development is subject to timing, cost, and other risks.
•	Inflation and price volatility could impact our business and results of operations.
Risks Related to the Lodging Industry

•	The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.
•	Our ability to make distributions to our shareholders may be affected by operating risks in the lodging industry.
•	Competition for acquisitions may reduce the number of properties we can acquire.
•	Competition for guests may lower our hotels' revenues and profitability.
•	The cyclical nature of the lodging industry may adversely affect the return on our investments.
•	Due to our concentration therein, a downturn in the lodging industry would adversely affect our business.
•	The ongoing need for capital expenditures at our hotel properties may adversely affect our business.

•	The increasing use by consumers of Internet travel intermediaries and alternative lodging market places may adversely affect our profitability.
•	The need for business-related travel may be adversely affected by the use of business-related technology.
•	Risks related to information technology.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities.
•	Uninsured and underinsured losses could adversely affect our operating results.
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

The COVID-19 pandemic has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility as a result of the COVID-19 pandemic. Globally and throughout the United States, federal and local governments instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that could continue operations. These restrictions had a severe impact on the U.S. lodging industry.

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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2023, managed all of our hotels and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

The management of the hotels in our portfolio is currently concentrated in one hotel management company.

As of December 31, 2023, IHM managed all 39 of our hotels. As a result, a substantial portion of our revenue is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

Our Chief Executive Officer, Mr. Fisher, owned 100% of IHM, a hotel management company that, as of December 31, 2023, managed all of our hotels and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

For more information regarding cybersecurity risk and our management of it, see Part I, Item 1C of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our management and Board recognize the critical importance of addressing cybersecurity threats and risks to our business and operations. Therefore, we have established a comprehensive framework to assess, respond to, and manage material risks arising from cybersecurity threats.

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by IHM, the manager of all the Company’s properties, with whom we share corporate office space. IHM’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. IHM’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. IHM’s cybersecurity risk management processes include technical security controls, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. IHM has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

IHM’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help IHM prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us. IHM’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, is integrated into IHM’s information technology program. In addition, both IHM and the Company periodically engage with third-party consultants and key vendors to assist them in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

IHM undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of IHM’s and our critical third-party vendors and other partners. IHM also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In addition, much of the sensitive information relating to hotel guests are controlled by the respective franchisor companies, affiliates of Marriott International, Inc., Hilton Worldwide Holdings, Inc., and Hyatt Hotels Corporation, each of which is a public company with enhanced cybersecurity protection policies in place which each publicly discloses.

In addition, to aid its own security, the Company has adopted a number of cybersecurity policies including an Incident Response Plan, an Acceptable Use Policy for employees and a Service Provide Cybersecurity Management Policy (the “Cybersecurity Policies”), through which the Company ensures that key vendors with access to sensitive information have contractual terms obligating their compliance with the Company processes, policies and procedures.

IHM, in coordination with the General Counsel, is responsible for testing the Incident Response Plan on a periodic basis. In addition, the Audit Committee and the General Counsel will review on at least an annual basis the Incident Response Plan and update the Incident Response Plan, as appropriate, to address applicable legal requirements and the Company’s policies, procedures and information security and business objectives. Periodically, the Audit Committee will review (i) the Cybersecurity Policies and (ii) the Company’s cybersecurity risk exposure and discusses steps management has taken to monitor or mitigate such risk exposure.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident , and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Governance of Cybersecurity Risks

The Audit Committee of the Board has the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. IHM and the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel (the “Executive Leadership Team”) are responsible for assessing and managing cybersecurity risks. Certain members of IHM periodically report to the Company’s management on cybersecurity issues and management presents information to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters.

Upon verifying that a cybersecurity incident has occurred or is occurring, the Executive Leadership Team or their designees, in cooperation with IHM, will promptly conduct a preliminary assessment of the severity level of the cybersecurity incident. Following this assessment, IHM will report the cybersecurity incident to the Chief Executive Officer, who in consultation with the General Counsel, will inform the chair of the Audit Committee, who will then report such cybersecurity incident to the Board as the chair deems appropriate. All Level 1 (High Severity) cybersecurity incidents will be reported to the Board.

Item 2. Properties

The following table sets forth certain operating information for our hotels as of December 31, 2023:

Property	Location	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price		Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	4/23/2010	1999	147	$12.5	million	$85,714	$14.5	million
Homewood Suites by Hilton Minneapolis-Mall of America	Bloomington, Minnesota	4/23/2010	1998	144	$18.0	million	$125,000	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	4/23/2010	1998	121	$11.3	million	$93,388	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	4/23/2010	1999	121	$11.5	million	$95,041	—
Homewood Suites by Hilton Orlando-Maitland	Maitland, Florida	4/23/2010	2000	143	$9.5	million	$66,433	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	7/2/2010	1997	120	$16.5	million	$137,500	$16.3	million
Residence Inn Long Island Holtsville	Holtsville, New York	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	9/23/2010	1982	136	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	10/5/2010	2000	127	$21.0	million	$169,355	—
Residence Inn Garden Grove	Garden Grove, California	7/14/2011	2003	200	$43.6	million	$218,000	$29.5	million
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	7/14/2011	1996	146	$32.5	million	$222,603	—
Residence Inn Washington DC	Washington, DC	7/14/2011	1974	104	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	7/14/2011	2001	121	$37.0	million	$305,785	—
Hampton Inn Portland Downtown	Portland, Maine	12/27/2012	2011	125	$28.0	million	$229,508	—
Courtyard Houston	Houston, Texas	2/5/2013	2010	197	$34.8	million	$176,395	—
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	6/17/2013	2010	178	$40.0	million	$224,719	—
Hampton Inn Exeter	Exeter, New Hampshire	8/9/2013	2010	111	$15.2	million	$136,937	—
Hilton Garden Inn Denver Tech	Denver, Colorado	9/26/2013	1999	180	$27.9	million	$155,000	—
Residence Inn Bellevue	Bellevue, Washington	10/31/2013	2008	231	$71.8	million	$316,883	—
Springhill Suites Savannah	Savannah, Georgia	12/5/2013	2009	160	$39.8	million	$248,438	$27.8	million
Residence Inn Silicon Valley I	Sunnyvale, CA	6/9/2014	1983	231	$92.8	million	$401,776	$60.1	million
Residence Inn Silicon Valley II	Sunnyvale, CA	6/9/2014	1985	248	$102.0	million	$411,103	$65.6	million
Residence Inn San Mateo	San Mateo, CA	6/9/2014	1985	160	$72.7	million	$454,097	$45.1	million
Residence Inn Mountain View	Mountain View, CA	6/9/2014	1985	144	$56.4	million	$503,869	$35.2	million
Hyatt Place Cherry Creek	Glendale, CO	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	11/17/2014	2000	176	$24.1	million	$137,178	—
Residence Inn San Diego Gaslamp	San Diego, CA	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	9/17/2015	1998	136	$45.1	million	$336,194	$19.0	million
Home2 Suites Woodland Hills	Woodland Hills, CA	8/29/2017	2022	170	$70.9	million	$418,107	—
Hilton Garden Inn Portsmouth	Portsmouth, NH	9/20/2017	2006	131	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	11/15/2017	2014	96	$20.2	million	$210,417	$9.0	million
Embassy Suites Springfield	Springfield, VA	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	8/27/2018	2018	96	$20.8	million	$216,667	$9.5	million
Dallas DT Courtyard	Dallas, TX	12/5/2018	2018	167	$49.0	million	$293,413	$24.5	million
Residence Inn Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2016	132	$37.0	million	$280,000	$20.9	million
TownePlace Suites Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2021	137	$34.3	million	$250,000	$19.1	million
Hilton Garden Inn Destin Miramar Beach	Miramar Beach, FL	3/8/2022	2020	111	$31.0	million	$279,000	—

Total				5,915	$1,488.1	million	$251,581	$396.1	million

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

Shareholder Information

On December 31, 2023, there were 271 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2018 to the NYSE closing price per share on December 31, 2023 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE Nareit All Equity REITs Index (the “FTSE Nareit All Equity REITs”) and the FTSE Nareit Lodging/Resorts Index (the “FTSE Nareit Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2018 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the FTSE Nareit All Equity REITs and (iv) the FTSE Nareit Lodging. The total return values include any dividends paid during the period.

	Value of initial investment at December 31,
	2018	2019	2020	2021	2022	2023
Chatham Lodging Trust	$100.00	$111.28	$66.47	$84.44	$75.95	$68.24
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
FTSE Nareit All Equity REITs	$100.00	$128.07	$120.56	$168.64	$126.30	$140.81
FTSE Nareit Lodging	$100.00	$115.65	$88.36	$104.46	$88.47	$109.63

180
150
120
90
60
30
0
2018
2019
2020
2021
2022
2023
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

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its shares for the years ended December 31, 2023 and 2022, respectively:

	2023		2022
Common shares:
Ordinary income	$0.28	100.0%	$0.07	100.0%
Return of capital	—	—%	—	—%
Total	$0.28	100.0%	$0.07	100.0%

Series A preferred shares:
Ordinary income	$1.65624	100.0%	$1.65624	100.0%
Return of capital	—	—%	—	—%
Total	$1.65624	100.0%	$1.65624	100.0%

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2023, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 12 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	1,252,326
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,252,326
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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2023 and 2022, respectively, related to such repurchases.

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
As of December 31, 2023, the Company owned 39 hotels with an aggregate of 5,915 rooms located in 16 states and the District of Columbia. Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 rooms. Chatham sold its interest in the NewINK JV in March 2021.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2023, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

COVID-19 Pandemic

The lodging industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in travel and a significant reduction in hotel demand, which caused us to experience a significant decline in revenues, profitability and cash flows from operations during the years ended December 31, 2020 and December 31, 2021. During the year ended December 31, 2022, we experienced a significant improvement in our business which continued throughout 2023, initially driven primarily by leisure travel, and more recently, improvement in other demand segments including corporate and group. There have also been material increases in inflation and interest rates. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.
Results of Operations
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
The section below provides a comparative discussion of our consolidated results of operations between fiscal year 2023 and 2022. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for comparative a discussion of our consolidated results of operations between fiscal 2022 and fiscal 2021.

Results of operations for the year ended December 31, 2023 include the operating activities of the 39 hotels we owned for the entire period. We sold one hotel located in Burlington, MA on May 6, 2022, and sold one hotel located in Dallas, TX and two hotels located in Houston, TX on May 13, 2022. We acquired one hotel located in Miramar Beach, FL on March 8, 2022. We developed and opened, on January 24, 2022, one hotel located in Los Angeles, CA. The changes in results described below were driven primarily by the continued recovery of business travel following the COVID-19 pandemic, the sale of four hotels, the acquisition of one hotel, and the ramp-up from opening one hotel.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2023	December 31, 2022	% Change
Room	$284,999	$272,265	4.7%
Food and beverage	8,124	7,303	11.2%
Other	16,703	13,958	19.7%
Cost reimbursements from related parties	1,283	1,325	(3.2)%
Total revenue	$311,109	$294,851	5.5%

Total revenue increased $16.2 million to $311.1 million for the year ended December 31, 2023 compared to total revenue of $294.9 million for the 2022 period. The increase in total revenue primarily was related to the recovery from the

COVID-19 pandemic, the ramp-up of the Home2 Woodland hills, which opened on January 24, 2022, the acquisition of one hotel on March 8, 2022, partially offset by the decrease in revenue from the sale of four hotels during during the year ended December 31, 2022. The Home2 Woodland Hills contributed $11.7 million of revenue during the year ended December 31, 2023, up $2.8 million from the $8.9 million contributed during the year ended December 31, 2022. The one hotel acquired in 2022 contributed $5.5 million of revenue during the year ended December 31, 2023, up $0.3 million from the $5.2 million contributed during the year ended December 31, 2022. The increase was partially offset by the impact from selling four hotels during the second quarter of 2022 that contributed $0 of revenue during the year ended December 31, 2023, down $4.9 million from the $4.9 million these hotels contributed during the year ended December 31, 2022. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.6% and 92.3% of total revenue for the years ended December 31, 2023 and 2022, respectively. Room revenue was $285.0 million and $272.3 million for the years ended December 31, 2023 and 2022, respectively, and the increase in room revenue primarily was related to the same factors discussed above.
Food and beverage revenue was $8.1 million and $7.3 million for the years ended December 31, 2023 and 2022, respectively. The increase in food and beverage revenue primarily was related to an increase in occupancies at our hotels due to the continued recovery from the COVID-19 pandemic.
Other revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, increased $2.7 million for the year ended December 31, 2023. The increase in other operating revenue primarily was related to an increase in occupancies at our hotels due to the continued recovery from the COVID-19 pandemic.
Reimbursed costs from related parties were $1.3 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.
As reported by Smith Travel Research, U.S. lodging industry RevPAR for the years ended December 31, 2023 and 2022 increased 4.9% and increased 29.8%, respectively, as compared to the years ended December 31, 2022 and 2021. Smith Travel Research reported that U.S. lodging industry RevPAR increased 16.7% in the first quarter of 2023, increased 2.5% in the second quarter of 2023, increased 1.7% in the third quarter of 2023 and increased 1.3% in the fourth quarter of 2023. We expect that in 2024, lodging industry RevPAR will continue to increase modestly.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels owned by the Company as of December 31, 2023 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the year ended
	December 31, 2023		December 31, 2022		% Change
	Same Property (39 hotels)	Actual (39 hotels)	Same Property (39 hotels)	Actual (43 hotels)	Same Property (39 hotels)	Actual (39/43 hotels)
Occupancy	74.3%	74.3%	71.9%	71.5%	3.3%	3.9%
ADR	$177.60	$177.60	$173.01	$171.77	2.7%	3.4%
RevPAR	$132.01	$132.01	$124.43	$122.81	6.1%	7.5%
Same property RevPAR increased 6.1% due to an increase in occupancy of 3.3% and an increase in ADR of 2.7%.

Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2023	December 31, 2022	% Change
Hotel operating expenses:
Room	$61,794	$56,073	10.2%
Food and beverage expense	6,352	5,520	15.1%
Telephone expense	1,439	1,449	(0.7)%
Other expense	3,712	3,488	6.4%
General and administrative	28,884	26,085	10.7%
Franchise and marketing fees	24,897	23,674	5.2%
Advertising and promotions	6,085	5,397	12.7%
Utilities	13,007	12,048	8.0%
Repairs and maintenance	15,837	14,145	12.0%
Management fees paid to related parties	10,557	10,133	4.2%
Insurance	2,822	2,746	2.8%
Total hotel operating expenses	$175,386	$160,758	9.1%

Hotel operating expenses increased $14.6 million, or 9.1%, to $175.4 million for the year ended December 31, 2023 from $160.8 million for the year ended December 31, 2022. The increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the continued recovery from the COVID-19 pandemic, increased staffing levels, and inflation. The increase was partially offset by the sale of four hotels during the second quarter of 2022 that contributed $0 of operating expenses during the year ended December 31, 2023, down $3.5 million from the $3.5 million these hotels contributed during the year ended December 31, 2022.
Room expenses, which are the most significant component of hotel operating expenses, increased $5.7 million from $56.1 million in 2022 to $61.8 million in 2023. The increase in room expenses was related primarily to an increase in occupancy and revenues at our hotels due to the continued recovery from the COVID-19 pandemic, increased staffing levels, and inflation.
The remaining hotel operating expenses increased $8.9 million, or 8.5%, from $104.7 million in 2022 to $113.6 million in 2023. The increase in other remaining expenses was related primarily to an increase in occupancies and revenues at our hotels due to the continued recovery from the COVID-19 pandemic and inflation.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million from $59.4 million for the year ended December 31, 2022 to $58.3 million for the year ended December 31, 2023. The decrease was primarily due to the depreciation expense from four hotels that were sold during the second quarter of 2022. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss

Impairment loss was $4.3 million for the year ended December 31, 2023. The impairment loss in 2023 was due to the impairment recorded on the HGI Denver Tech hotel property which is under contract to be sold.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $2.3 million from $21.2 million for the year ended December 31, 2022 to $23.5 million for the year ended December 31, 2023. The increase primarily was related to increases in property tax assessments and an increase in insurance costs.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $6.1 million and $5.6 million for the years ended December 31, 2023 and 2022, respectively) decreased $0.4 million to $11.4 million in 2023 from $11.8 million in 2022.

Other Charges

Other charges increased from $0.7 million for the year ended December 31, 2022 to $2.3 million for the year ended December 31, 2023. The increase primarily was related to the write-off of $2.2 million of previous expenditures related to the development of a hotel in California that the Company decided to no longer pursue.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of corporate payroll and rent costs were $1.3 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Gain on Sale of Hotel Property

Gain on the sale of hotel property decreased $2.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The HGI Burlington hotel property was sold on May 6, 2022 and the HWS Dallas, the CY Houston West University, and the RI Houston West University hotel properties together were sold on May 13, 2022, which resulted in a total gain of $2.3 million.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $1.5 million from $10 thousand for the year ended December 31, 2022 to $1.5 million for the year ended December 31, 2023. The increase was due to higher cash balances and higher interest rates received on cash balances during the year ended December 31, 2023.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.6 million, or 2.5%, from $26.5 million for the year ended December 31, 2022 to $27.1 million for the year ended December 31, 2023. Interest expense is comprised of the following (dollars in thousands):

	For the year ended
	December 31, 2023	December 31, 2022	% Change
Mortgage debt interest	$19,305	$20,431	(5.5)%
Credit facility and term loan interest and unused fees	6,198	2,229	178.1%
Interest rate cap	(16)	(784)	(98.0)%
Construction loan interest	415	3,469	(88.0)%
Capitalized interest	—	(330)	(100.0)%
Amortization of deferred financing costs	1,226	1,439	(14.8)%
Total	$27,128	$26,454	2.5%

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $0.6 million from $0.1 million for the year ended December 31, 2022 to $0.7 million for the year ended December 31, 2023. The loss in 2023 is related to the Company's repayment of the construction loan on the Home2 Woodland Hills hotel property.

Gain from Partial Lease Termination

Gain from partial lease termination increased $0.2 million from $0 for the year ended December 31, 2022. The gain in 2023 is related to the Company's termination of a portion of its corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million.

Income Tax Expense

Income tax expense remained unchanged at zero for the year ended December 31, 2022 and 2023. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company's TRS is expecting taxable losses in 2023 and recognizes a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets.

Net Income

Net income was $2.5 million for the year ended December 31, 2023, compared to net income of $9.9 million for the year ended December 31, 2022. The change in net income primarily was due to the factors discussed above.

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
The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share data):

	For the year ended
	December 31,
	2023	2022	2021
Funds From Operations (“FFO”):
Net income (loss)	$2,488	$9,871	$(18,845)
Preferred dividends	(7,950)	(7,950)	(3,975)
Net (loss) income attributable to common shares and common units	(5,462)	1,921	(22,820)
(Gain) loss on sale of hotel property	(18)	(2,268)	21
Gain on sale of investment in unconsolidated real estate entities	—	—	(23,817)
Depreciation	58,040	59,123	53,967
Impairment loss	4,266	—	5,640
Adjustments for unconsolidated real estate entity items	—	—	568
FFO attributed to common share and unit holders	56,826	58,776	13,559
Other charges	2,300	683	711
Loss on early extinguishment of debt	696	138	—
Gain from partial lease termination	(164)	—	—
Adjustments for unconsolidated real estate entity items	—	—	46
Adjusted FFO attributed to common share and unit holders	$59,658	$59,597	14,316
Weighted average number of common shares and units
Basic	50,374,481	49,971,823	49,281,763
Diluted	50,532,122	50,234,903	49,490,938

Diluted weighted average common share count used for calculation of adjusted FFO per share may differ from diluted weighted average common share count used for calculation of GAAP Net Income per share by LTIP units, which may be converted to common shares of beneficial interest, and if Net Income per share is negative and Adjusted FFO is positive. Unvested restricted shares and unvested LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded because they would have been anti-dilutive for the periods presented.
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
The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended
	December 31,
	2023	2022	2021
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$2,488	$9,871	$(18,845)
Interest expense	27,128	26,454	24,460
Depreciation and amortization	58,254	59,350	54,215
Adjustments for unconsolidated real estate entity items	—	—	1,184
EBITDA	87,870	95,675	61,014
Impairment loss	4,266	—	5,640
(Gain) loss on sale of hotel property	(18)	(2,268)	21
Gain on sale of investment in unconsolidated real estate entities	—	—	(23,817)
EBITDAre	92,118	93,407	42,858
Other charges	2,300	683	711
Loss on early extinguishment of debt	696	138	—
Gain from partial lease termination	(164)	—	—
Adjustments for unconsolidated real estate entity items	—	—	46
Share based compensation	6,117	5,551	4,823
Adjusted EBITDA	$101,067	$99,779	$48,438
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

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		For the year ended
		December 31,
		2023	2022	2021
Net income (loss)		$2,488	$9,871	$(18,845)
Add:	Interest expense	27,128	26,454	24,460
	Depreciation and amortization	58,254	59,350	54,215
	Corporate general and administrative	17,517	17,339	15,752
	Other charges	2,300	683	711
	Impairment loss	4,266	—	5,640
	Loss on early extinguishment of debt	696	138	—
	Loss from unconsolidated real estate entities	—	—	1,231
	Loss on sale of hotel property	—	—	21
Less:	Interest and other income	(1,534)	(10)	(243)
	Gain on sale of hotel property	(18)	(2,268)	—
	Gain from partial lease termination	(164)	—	—
	Gain on sale of investment in unconsolidated real estate entities	—	—	(23,817)
Adjusted Hotel EBITDA		$110,933	$111,557	$59,125

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
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment and excluding any impairment charges) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2023, our leverage ratio was approximately 24.8%, which decreased from 26.6% at December 31, 2022 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. At December 31, 2023, we had total debt of $486.1 million at an average rate of approximately 5.5%. We intend to continue to fund our investments with a prudent balance of debt and equity. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2023 and 2022, we had $0 and $0, respectively, in outstanding borrowings under our revolving credit facility. We had $90.0 million and $0 in outstanding borrowings under our unsecured term loan at December 31, 2023 and 2022, respectively. We had $0 and $39.3 million in outstanding borrowings under our construction loan for the Home2 Woodland Hills hotel development at December 31, 2023 and 2022, respectively. At December 31, 2023, the maximum borrowing availability under our revolving credit facility was $260.0 million. We also had mortgage debt on individual hotels aggregating $396.1 million and $430.9 million at December 31, 2023 and 2022, respectively.
On October 28, 2022, Chatham entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, Chatham executed an amendment to its unsecured revolving credit facility increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. Combined with its $90.0 million unsecured delayed-draw term loan, Chatham has $350.0 million of total commitments under the new facilities. Pricing on the new facilities is based on SOFR plus a spread of 1.50% to 2.25% for the revolving credit facility and a spread of 1.45% to 2.20% for the unsecured delayed-draw term loan facility based on the Company's leverage, and a credit spread adjustment of 0.10%.
Our revolving credit facility and unsecured delayed-draw term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2023.
Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2023, four of our mortgage debt lenders have enforced cash trap provisions resulting in $5.6 million of restricted cash. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "DRSPP") which we renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. During the year ended December 31, 2023, the Company issued 5,896 common shares under the DRSPP at a weighted average price of $10.27, which generated $61 thousand of proceeds. As of December 31, 2023, there was approximately $47.8 million in common shares available for issuance under the DRSPP.
In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the year ended December 31, 2023. As of December 31, 2023, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
We expect to meet our short-term liquidity requirements generally through existing cash balances and availability under our revolving credit facility and unsecured term loan. We believe that our existing cash balances and availability under our revolving credit facility and unsecured term loan will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and debt maturities or repayments through borrowings under our revolving credit facility and unsecured term loan, additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.
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
We had no material off-balance sheet arrangements at December 31, 2023.
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
Cash, cash equivalents, and restricted cash totaled $85.7 million as of December 31, 2023, an increase of $40.6 million from December 31, 2022, primarily due to net cash provided by operating activities of $76.4 million, net cash used in investing activities of $28.1 million, and net cash used in financing activities $7.7 million.
Cash from Operations
Net cash flows provided by operating activities increased $4.9 million to $76.4 million in 2023 compared to $71.5 million in 2022. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated RevPAR growth of 6.1% in 2023 versus 2022.

Investing Activities Cash Flows

Net cash flows (used in) provided by investing activities decreased $58.1 million to $(28.1) million in 2023 compared to $30.0 million in 2022. For the year ended December 31, 2023, net cash flows used in investing activities of $(28.1) million consisted of $28.1 million related to capital improvements on our hotels. For the year ended December 31, 2022, net cash flows provided by investing activities of $30.0 million consisted of $79.6 million in net proceeds related to the sale of four hotel properties, $0.4 million of deferred key money received for the development of the Home2 Woodland Hills, partially offset by

$31.0 million related to the acquisition of the HGI Destin hotel property, $15.7 million related to capital improvements on our hotels during the year, and $3.3 million of capital expenditures related to the development of the Home2 Woodland Hills.

We expect to invest approximately $36.8 million on renovations, discretionary and emergency expenditures on our existing hotels in 2024, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities decreased $78.5 million to $(7.7) million in 2023 compared to $(86.2) million in 2022. For the year ended December 31, 2023, net cash flows used in financing activities of $7.7 million were comprised of the repayment of our construction loan of $39.3 million, principal payments on mortgage debt of $117.7 million, distributions to common share and unit holders of $14.2 million, distributions on preferred shares of $8.0 million, and payments of deferred financing costs of $1.5 million, partially offset by borrowings on our unsecured term loan of $90.0 million and proceeds from the issuance of five new mortgage loans of $82.9 million. For the year ended December 31, 2022, net cash flows used in financing activities of $86.2 million were comprised of net repayments of our senior unsecured revolving credit facility of $70.0 million, principal payments on mortgage debt of $9.0 million, payments of deferred financing and offering costs of $3.5 million, distributions to unit holders of $0.1 million, and distributions on preferred shares of $8.0 million, partially offset by net borrowings on our construction loan of $4.3 million.
We declared total dividends of $0.28 and $0.28 per common share and LTIP unit, respectively, for the year ended December 31, 2023 and $0.07 and $0.07 per common share and LTIP unit, respectively, for the year ended December 31, 2022. We declared total dividends of $1.65624 and $1.65624 per Series A preferred share for the years ended December 31, 2023 and 2022, respectively.
Material Cash Requirements
Our material cash requirements include the following contractual obligations:

•At December 31, 2023, we had total debt principal and interest obligations of $550.5 million with $312.1 million of principal and interest payable within the next 12 months from December 31, 2023. $293.3 million of debt principal obligations payable during the next 12 months relate to maturities of the Company's mortgage loans secured by the Residence Inn Garden Grove, the SpringHill Suites Savannah, the Residence Inn Silicon Valley I, the Residence Inn Silicon Valley II, the Residence Inn San Mateo, the Residence Inn Mountain View, the Hilton Garden Inn Marina del Rey, and the Homewood Suites Boston-Billerica hotel properties. See Note 7, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and unsecured term loan.

•Lease payments due within the next 12 months from year-end 2023 total $1.9 million. See Note 13, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

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
Our hotel properties are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period.This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2023, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2022, there were no impairment losses. For the year ended December 31, 2021, the Company incurred an impairment loss on one hotel property (See Note 5).
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2023, we had no hotel properties that met the criteria to be presented as held for sale.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to interest rate changes primarily as a result of balances borrowed under our term loan and revolving credit facility, our assumption of long-term debt in connection with our acquisitions and upon refinancing of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we seek to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With respect to variable rate financing, we will assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2023 and 2022 was $396.0 million and $412.7 million, respectively.
At December 31, 2023, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2023 that are sensitive to changes in interest rates (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Floating rate:
Debt	$—	$90,000	$—	$—	$—	$—	$90,000	$90,000
Average interest rate	—	6.65%	—	—	—	—	6.65%
Fixed rate:
Debt	$297,210	$15,974	$—	$—	$24,590	$58,335	$396,109	$396,001
Average interest rate	4.64%	4.25%	—	—	7.61%	7.39%	5.21%

As of December 31, 2023, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $0.9 million annually. This assumes that the total amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $90.0 million, the balance as of December 31, 2023.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 15, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.    Financial Statements

See the Index to Consolidated Financial Statements at pages F-1

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-32:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(7)

3.2	Articles of Amendment of Chatham Lodging Trust(12)

3.3	Fourth Amended and Restated Bylaws of Chatham Lodging Trust(1)

3.4	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share(10)

4.1†	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 17, 2013, as amended on May 24, 2022(1)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(7)

10.3*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(7)

10.4*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(2)

10.5*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(3)

10.6*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(4)

10.7*	Form of LTIP Unit Vesting Agreement(4)

10.8*	Form of Share Award Agreement for Trustees(4)

10.9*	Form of Share Award Agreement for Officers(5)

10.10*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(6)

10.11	Agreement of Limited Partnership of Chatham Lodging, L.P.(4)

10.12	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(6)

10.13	Second Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(11)

10.14	Form of IHM Hotel Management Agreement(4)

10.15*	Form of 2016 Time-Based LTIP Unit Award Agreement(7)

10.16*	Form of 2016 Performance-Based LTIP Unit Award Agreement(7)

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

21.1†	List of Subsidiaries of Chatham Lodging Trust

23.1†	PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†*	Chatham Lodging Trust Clawback Policy

101.INS**	The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document

† Filed herewith.

†† Furnished herewith.

*    Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34693).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 1, 2022 (File No. 001-34693).
(9)	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2021 (File No. 001-34693).
(10)	Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).
(11)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2021 (File No. 001-34693).
(12)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 27, 2024	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Jeremy B. Wegner

/s/ EDWIN B. BREWER, JR.	Trustee	February 27, 2024
Edwin B. Brewer, Jr.

/s/ DAVID GRISSEN	Trustee	February 27, 2024
David Grissen

/s/ MARY ELIZABETH HIGGINS	Trustee	February 27, 2024
Mary Elizabeth Higgins

/s/ ROBERT PERLMUTTER	Trustee	February 27, 2024
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 27, 2024
Rolf E. Ruhfus

/s/ ETHEL ISAACS WILLIAMS	Trustee	February 27, 2024
Ethel Isaacs Williams

F-62

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Evaluation of Investments in Hotel Properties

As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2023, the Company had an investment in hotel properties, net of $1.2 billion and for the year ended December 31, 2023, there was an impairment loss of $4.3 million. Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management’s estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized.

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
February 27, 2024

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets:
Investment in hotel properties, net	$1,227,633	$1,264,252
Cash and cash equivalents	68,130	26,274
Restricted cash	17,619	18,879
Right of use asset, net	18,141	19,297
Hotel receivables (net of allowance for doubtful accounts of $280 and $344, respectively)	4,375	5,178
Deferred costs, net	4,246	6,428
Prepaid expenses and other assets	3,786	3,430
Total assets	$1,343,930	$1,343,738
Liabilities and Equity:
Mortgage debt, net	$394,544	$430,553
Revolving credit facility	—	—
Construction loan	—	39,331
Unsecured term loan, net	89,533	—
Accounts payable and accrued expenses (including $399 and $361 due to related parties, respectively)	29,255	28,528
Lease liability, net	20,808	22,108
Distributions payable	5,414	5,221
Total liabilities	539,554	525,741
Commitments and contingencies (see note 14)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,859,836 and 48,808,105 shares issued and outstanding at December 31, 2023 and 2022, respectively	488	488
Additional paid-in capital	1,047,176	1,047,023
Accumulated deficit	(271,651)	(252,665)
Total shareholders’ equity	776,061	794,894
Noncontrolling Interests:
Noncontrolling interest in operating partnership	28,315	23,103
Total equity	804,376	817,997
Total liabilities and equity	$1,343,930	$1,343,738
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2023	2022	2021
Revenue:
Room	$284,999	$272,265	$187,369
Food and beverage	8,124	7,303	3,525
Other	16,703	13,958	11,350
Reimbursable costs from related parties	1,283	1,325	1,731
Total revenue	311,109	294,851	203,975
Expenses:
Hotel operating expenses:
Room	61,794	56,073	40,396
Food and beverage	6,352	5,520	2,404
Telephone	1,439	1,449	1,502
Other hotel operating	3,712	3,488	2,299
General and administrative	28,884	26,085	20,424
Franchise and marketing fees	24,897	23,674	16,560
Advertising and promotions	6,085	5,397	3,721
Utilities	13,007	12,048	10,255
Repairs and maintenance	15,837	14,145	11,784
Management fees paid to related parties	10,557	10,133	7,156
Insurance	2,822	2,746	2,792
Total hotel operating expenses	175,386	160,758	119,293
Depreciation and amortization	58,254	59,350	54,215
Impairment loss	4,266	—	5,640
Property taxes, ground rent and insurance	23,507	21,210	23,826
General and administrative	17,517	17,339	15,752
Other charges	2,300	683	711
Reimbursable costs from related parties	1,283	1,326	1,731
Total operating expenses	282,513	260,666	221,168
Operating income (loss) before gain (loss) on sale of hotel property	28,596	34,185	(17,193)
Gain (loss) on sale of hotel property	18	2,268	(21)
Operating income (loss)	28,614	36,453	(17,214)
Interest and other income	1,534	10	243
Interest expense net of amounts capitalized, including amortization of deferred fees	(27,128)	(26,454)	(24,460)
Loss on early extinguishment of debt	(696)	(138)	—
Loss from unconsolidated real estate entities	—	—	(1,231)
Gain on sale of investment in unconsolidated real estate entities	—	—	23,817
Gain from partial lease termination	164	—	—
Income (loss) before income tax expense	2,488	9,871	(18,845)
Income tax expense	—	—	—
Net income (loss)	2,488	9,871	(18,845)
Net loss (income) attributable to non-controlling interest	156	(66)	435
Net income (loss) attributable to Chatham Lodging Trust	2,644	9,805	(18,410)
Preferred dividends	(7,950)	(7,950)	(3,975)
Net (loss) income attributable to common shareholders	$(5,306)	$1,855	$(22,385)
(Loss) income per common share - basic:
Net (loss) income attributable to common shareholders (Note 11)	$(0.11)	$0.04	$(0.46)
(Loss) income per common share - diluted:
Net (loss) income attributable to common shareholders (Note 11)	$(0.11)	$0.04	$(0.46)
Weighted average number of common shares outstanding:
Basic	48,847,386	48,795,642	48,349,027
Diluted	48,847,386	49,058,722	48,349,027
Distributions per common share:	$0.28	$0.07	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	—	$—	46,973,473	$470	$906,000	$(228,718)	$677,752	$14,708	$692,460
Issuance of preferred shares, net of offering costs of $4,063	4,800,000	48	—	—	115,889	—	115,937	—	115,937
Issuance of common shares pursuant to Equity Incentive Plan	—	—	40,203	—	450	—	450	—	450
Issuance of common shares, net of offering costs of $822	—	—	1,745,214	17	23,773	—	23,790	—	23,790
Issuance of restricted time-based shares	—	—	10,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	43	—	43	4,293	4,336
Forfeited distributions on LTIP units	—	—	—	—	—	—	—	40	40
Dividends accrued on preferred shares	—	—	—	—	—	(3,975)	(3,975)	—	(3,975)
Reallocation of noncontrolling interest	—	—	—	—	1,915	—	1,915	(1,915)	—
Net loss	—	—	—	—	—	(18,410)	(18,410)	(435)	(18,845)
Balance, December 31, 2021	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
Issuance of common shares pursuant to Equity Incentive Plan	—	—	34,672	1	486	—	487	—	487
Issuance of common shares, net of offering costs of $107	—	—	4,543	—	(50)	—	(50)	—	(50)
Amortization of share based compensation	—	—	—	—	38	—	38	4,973	5,011
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,417)	(3,417)	—	(3,417)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(148)	(148)
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(1,521)	—	(1,521)	1,521	—
Net income	—	—	—	—	—	9,805	9,805	66	9,871
Balance, December 31, 2022	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,378	—	540	—	540	—	540
Issuance of common shares, net of offering costs of $2	—	—	5,896	—	59	—	59	—	59
Issuance of restricted time-based shares	—	—	2,457	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	47	—	47	5,600	5,647
Dividends declared on common shares ($0.28 per share)	—	—	—	—	—	(13,680)	(13,680)	—	(13,680)
Distributions declared on LTIP units ($0.28 per unit)	—	—	—	—	—	—	—	(725)	(725)
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(493)	—	(493)	493	—
Net income	—	—	—	—	—	2,644	2,644	(156)	2,488
Balance, December 31, 2023	4,800,000	$48	48,859,836	$488	$1,047,176	$(271,651)	$776,061	$28,315	$804,376
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,488	$9,871	$(18,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	58,040	59,123	53,967
Amortization of deferred franchise fees	214	246	248
Amortization of deferred financing fees included in interest expense	1,201	1,444	1,825
(Gain) loss on sale of hotel property	(18)	(2,268)	21
Gain on sale of unconsolidated real estate entities	—	—	(23,817)
Impairment loss	4,266	—	5,640
Write-off of hotel development costs included in other charges	2,238	—	—
Loss on early extinguishment of debt	672	138	—
Share based compensation	6,117	5,551	4,823
Gain from partial lease termination	(164)	—	—
Loss from unconsolidated real estate entities	—	—	1,231
Changes in assets and liabilities:
Right of use asset	625	688	656
Hotel receivables	803	(2,191)	(1,314)
Deferred costs	(102)	(175)	(327)
Prepaid expenses and other assets	(382)	(764)	(526)
Accounts payable and accrued expenses	1,048	460	5,732
Lease liability	(604)	(588)	(537)
Net cash provided by operating activities	76,442	71,535	28,777
Cash flows from investing activities:
Improvements and additions to hotel properties	(28,113)	(15,663)	(9,505)
Investment in hotel properties under development	—	(3,299)	(23,903)
Acquisition of hotel properties, net of cash acquired	—	(31,048)	(71,335)
Proceeds from sale of hotel properties, net	—	79,570	—
Proceeds from sale of unconsolidated real estate entities	—	—	2,800
Receipt of deferred key money	—	400	—
Net cash (used in) provided by investing activities	(28,113)	29,960	(101,943)
Cash flows from financing activities:
Borrowings on revolving credit facility	—	40,000	90,000
Repayments on revolving credit facility	—	(110,000)	(155,300)
Borrowings on construction loan	—	4,324	21,682
Repayments on construction loan	(39,331)	—	—
Borrowings on unsecured term loan	90,000	—	—
Payments on mortgage debt	(117,742)	(9,000)	(21,190)
Proceeds from the issuance of mortgage debt	82,925	—	—
Payments of financing costs	(1,482)	(3,388)	(736)
Payment of offering costs on common shares	(2)	(107)	(822)
Proceeds from issuance of common shares	61	57	24,612
Payment of offering costs on preferred shares	—	—	(4,063)
Proceeds from issuance of preferred shares	—	—	120,000
Distributions - common shares/units	(14,212)	(147)	(282)
Distributions - preferred shares	(7,950)	(7,950)	(2,319)
Net cash (used in) provided by financing activities	(7,733)	(86,211)	71,582
Net change in cash, cash equivalents and restricted cash	40,596	15,284	(1,584)
Cash, cash equivalents and restricted cash, beginning of period	45,153	29,869	31,453
Cash, cash equivalents and restricted cash, end of period	$85,749	$45,153	$29,869

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$24,900	$25,298	$25,931
Capitalized interest	$—	$330	$3,551
Cash paid for taxes	$930	$768	$387
Remeasurement of right of use asset from partial lease termination	$531	$—	$—
Remeasurement of lease liability from partial lease termination	$695	$—	$—
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 16, 2024, the Company issued 43,670 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2023. On January 17, 2023, the Company issued 43,378 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2022. On January 18, 2022, the Company issued 34,672 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2021.
As of December 31, 2023, the Company had accrued distributions payable of $5.4 million. As of December 31, 2022, the Company had accrued distributions payable of $5.2 million. As of December 31, 2021, the Company had accrued distributions payable of $1.8 million.
Accrued share based compensation of $0.5 million, $0.5 million and $0.5 million is included in accounts payable and accrued expenses as of December 31, 2023, 2022 and 2021, respectively.
Accrued capital improvements of $1.3 million, $1.5 million and $1.0 million are included in accounts payable and accrued expenses as of December 31, 2023, 2022, and 2021 respectively.
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
As of December 31, 2023, the Company owned 39 hotels with an aggregate of 5,915 (unaudited) rooms located in 16 states and the District of Columbia (unaudited). Prior to September 23, 2021, the Company held a 10.0% noncontrolling interest in a joint venture (the "Inland JV") with affiliates of Colony Capital, Inc. ("CLNY"), which owned 48 hotels acquired from Inland American Real Estate Trust, Inc. ("Inland"), comprising an aggregate of 6,402 (unaudited) rooms. Chatham sold its interest in the Inland JV in September 2021. Prior to March 18, 2021, the Company also held a 10.3% noncontrolling interest in a joint venture (the “NewINK JV”) with affiliates of CLNY, which owned 46 hotels acquired from a joint venture (the "Innkeepers JV") between the Company and Cerberus Capital Management (“Cerberus”), comprising an aggregate of 5,948 (unaudited) rooms. Chatham sold its interest in the NewINK JV in March 2021.
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
The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of December 31, 2023, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable, mortgage debt, revolving credit facility and construction loan. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for mortgage debt, the revolving credit facility, the construction loan, and the unsecured term loan, the fair value of which is separately disclosed in Note 7.

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
Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2023, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2022, there were no impairment losses. For the year ended December 31, 2021, the Company incurred an impairment loss on one hotel property (See Note 5).

For properties the Company considers held for sale, depreciation and amortization are no longer recorded, and the value of the properties is recorded at the lower of depreciated cost or fair value, less the costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on disposal of long-lived assets are met. As of December 31, 2023 and 2022 the Company had no hotel properties that met the criteria to be presented as held for sale.
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
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract, escrows and reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans, and trapped cash held in cash management accounts for the benefit of the Company's lenders (see Note 7 for additional information relating to "cash trap" provisions). Restricted cash on the accompanying consolidated balance sheets at December 31, 2023 and 2022 is $17.6 million and $18.9 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2023 and 2022, the allowance for doubtful accounts was $0.3 million and $0.3 million, respectively.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

Deferred Costs
Deferred costs consist of franchise agreement application fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Loan costs	$6,256	$8,559
Franchise fees	4,311	4,608
Other	102	—
	10,669	13,167
Less accumulated amortization	(6,423)	(6,739)
Deferred costs, net	$4,246	$6,428

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2023, 2022 and 2021, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.7 million, $1.2 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Mortgage debt	$396,109	$430,926
Deferred financing costs	(1,565)	(373)
Mortgage debt, net	$394,544	$430,553

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2023, 2022 and 2021, amortization expense related to mortgage loan costs of $0.3 million, $0.3 million, and $0.3 million, respectively, is included in interest expense in the consolidated statement of operations.

Unsecured Term Loan, net

Unsecured term loan, net consists of the Company's outstanding borrowings under its unsecured term loan less the costs associated with acquiring the loan. The balances as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Unsecured term loan	$90,000	$—
Deferred financing costs	(467)	—
Unsecured term loan, net	$89,533	$—

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2023, 2022 and 2021, amortization expense related to unsecured term loan costs of $0.2 million, $0, and $0, respectively, is included in interest expense in the consolidated statement of operations.

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

As of December 31, 2023, the Company is no longer subject to U.S federal income tax examinations for years before 2020 and with few exceptions to state examinations before 2020. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2023. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.
Segment Information

Management evaluates the Company's hotels as a single industry segment because all of the hotels have similar economic characteristics and provide similar services to similar types of customers.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848). ASU 2022-06 amended and deferred the sunset provision in ASU 2020-04 from December 31, 2022 to December 31, 2024. As of December 31, 2023, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

5.    Investment in Hotel Properties
Investment in hotel properties, net
Investment in hotel properties, net as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land and improvements	$289,671	$289,589
Building and improvements	1,274,970	1,267,035
Furniture, fixtures and equipment	108,222	98,373
Renovations in progress	15,138	11,710
	1,688,001	1,666,707
Less: accumulated depreciation	(460,368)	(402,455)
Investment in hotel properties, net	$1,227,633	$1,264,252

During the year ended December 31, 2023, the Company recorded an impairment loss of $4.3 million on the HGI Denver Tech hotel property to write down the hotel property to estimated fair value which approximated its estimated selling price. There were no impairments recorded during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded an impairment loss of $5.6 million on the HGI Burlington hotel property to write down the hotel property to estimated fair value which approximated its estimated selling price. The HGI Burlington hotel property was sold on May 6, 2022.

Investment in hotel properties under development
On January 24, 2022, the Company opened the newly developed Home2 Suites by Hilton Woodland Hills Los Angeles ("Home2 Woodland Hills"). We incurred $70.9 million of costs to develop the hotel, which includes $6.6 million of land acquisition costs and $64.3 million of other development costs.
During the year ended December 31, 2023, the Company wrote-off $2.2 million of previous expenditures related to the development of a hotel in California that the Company decided to no longer pursue. The write-off expense is included in other charges in the consolidated statement of operations.

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

The following table sets forth the components of net loss, including the Company's share, related to the NewINK JV and the Inland JV for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended
	December 31,
	2023	2022	2021
Revenue	$—	$—	$24,690
Total hotel operating expenses	—	—	24,106
Hotel operating income	$—	$—	$584
Net loss	$—	$—	$(13,109)

Loss allocable to the Company	$—	$—	$(1,347)
Basis difference adjustment	$—	$—	$116
Total loss from unconsolidated real estate entities attributable to the Company	$—	$—	$(1,231)

7.    Debt

The Company's mortgage loans are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	December 31, 2023 Property Carrying Value	Balance Outstanding as of
				December 31, 2023	December 31, 2022
Revolving Credit Facility (1)	—	October 28, 2026	$—	$—	$—
Unsecured Term Loan (2)	6.65%	October 28, 2025	—	90,000	—
Construction Loan (3)	11.0%	August 4, 2024	—	—	39,331
Homewood Suites by Hilton San Antonio, TX	4.59%	February 6, 2023	—	—	14,402
Residence Inn by Marriott Vienna, VA	4.49%	February 6, 2023	—	—	19,680
Courtyard by Marriott Houston, TX	4.19%	May 6, 2023	—	—	16,200
Hyatt Place Pittsburgh, PA	4.65%	July 6, 2023	—	—	19,975
Residence Inn by Marriott Bellevue, WA	4.97%	December 6, 2023	—	—	41,133
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	36,305	29,496	30,184
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	63,960	60,134	61,280
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	71,507	65,609	66,860
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	54,195	45,100	45,960
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	39,319	35,171	35,842
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	30,441	27,832	28,365
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	38,109	19,023	19,535
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	10,793	14,481	14,804
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	13,925	16,338	16,706
Courtyard by Marriott Dallas, TX (4)	7.61%	September 11, 2028	40,431	24,500	—
Residence Inn by Marriott Austin, TX (5)	7.42%	September 6, 2033	34,641	20,850	—
TownePlace Suites by Marriott Austin, TX (5)	7.42%	September 6, 2033	31,303	19,075	—
Courtyard by Marriott Summerville, SC (6)	7.33%	September 11, 2033	18,846	9,000	—
Residence Inn by Marriott Summerville, SC (6)	7.33%	September 11, 2033	17,291	9,500	—
Total debt before unamortized debt issue costs			$501,066	$486,109	$470,257
Unamortized term loan and mortgage debt issue costs				(2,032)	(373)
Total debt outstanding				$484,077	$469,884

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
On October 28, 2022, the Company entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, the Company executed an amendment to its unsecured revolving credit facility, increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. Combined with its $90.0 million unsecured delayed-draw term loan, the Company has $350.0 million of total commitments under the two facilities.
At December 31, 2023 and 2022, the Company had $90.0 million and $0, respectively, of outstanding borrowings under its revolving credit facility and unsecured term loan. At December 31, 2023, the maximum borrowing availability under the combined facilities was $260.0 million.
During the year ended December 31, 2023, the Company repaid the $39.3 million construction loan on the Home2 Woodland Hills hotel property and the maturing mortgage loans of $14.4 million on the Homewood Suites San Antonio hotel property, $19.7 million on the Residence Inn Tysons hotel property, $16.0 million on the Courtyard Houston hotel property, $19.7 million on the Hyatt Place Pittsburgh hotel property, and $40.5 million on the Residence Inn Bellevue hotel property. The Company utilized cash, borrowings under its unsecured delayed-draw term loan, and proceeds from its five new mortgage loans to repay these loans.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2023 and 2022 was $396.0 million and $412.7 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2023, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of December 31, 2023 and 2022 was $90.0 million and $39.3 million, respectively.
The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2023, four of our mortgage debt lenders have enforced cash trap provisions resulting in $5.6 million of restricted cash. The Company does not expect that such cash traps will affect its ability to satisfy its short-term liquidity requirements.

Future scheduled principal payments of debt obligations as of December 31, 2023, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2024	$297,210
2025	105,974
2026	—
2027	—
2028	24,590
Thereafter	58,335
Total debt before unamortized debt issue costs	$486,109
Unamortized mortgage debt issue costs	(2,032)
Total debt outstanding	$484,077

Accounting for Derivative Instruments
The Company had interest rate cap agreements to hedge against interest rate fluctuations related to the construction loan for the Home2 Woodland Hills hotel property. The Company recorded its derivative instruments on the balance sheet at their estimated fair values and categorized the fair value measurement of these assets as Level 2. Changes in the fair value of the derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company's interest rate caps were not designated as a hedge but to eliminate the incremental cost to the Company if the one-month LIBOR were to exceed 3.5%. Accordingly, the interest rate caps were recorded on the balance sheet under prepaid expenses and other assets at the estimated fair value and realized and unrealized changes in the fair value are reported in the consolidated statements of operations. During the year ended December 31, 2023, the Company terminated its interest rate caps related to the construction loan when the loan was repaid.

8.    Income Taxes
The Company recorded no income tax expense during the years ended December 31, 2023, 2022, and 2021.

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (dollars in thousands):

	For the year ended
	December 31,
	2023	2022	2021
Book loss before income taxes of the TRS	$(7,309)	$(12,935)	$(24,391)

Statutory rate of 21%	$(1,535)	$(2,716)	$(5,122)
Effect of state and local income taxes, net of federal tax benefit	(245)	(450)	(1,049)
Permanent adjustments	13	10	8
Change in valuation allowance	1,579	2,971	5,977
Valuation allowance release	—	—	—
Other	188	185	186
Total income tax (benefit) expense	$—	$—	$—

Effective tax rate	—%	—%	—%

At December 31, 2023 and 2022, the Company had valuation allowances against certain deferred tax assets totaling $19.7 million and $17.7 million, respectively. The increase in valuation allowance was primarily from the net operating losses incurred during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2023 and 2022 are as follows (in thousands):

	For the year ended
	December 31,
	2023	2022
Gross deferred tax assets:
Allowance for doubtful accounts	$71	$88
Accrued compensation	179	429
Net operating loss	19,495	17,218
Gross deferred tax assets	$19,745	$17,735
Less: Valuation Allowance	$(19,745)	$(17,735)
Total deferred tax assets net of valuation allowance	$—	$—
Gross deferred tax liabilities:
Total book/tax difference in partnership	$—	$—
Gross deferred tax liabilities:	$—	$—
Net, deferred tax assets:	$—	$—
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of net deferred tax assets. The Company's TRS is expecting continued taxable losses in 2023. As of December 31, 2023, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
The TRS has income tax NOL carryforwards for Federal and various states of approximately $77.3 million and $60.5 million, respectively. The loss carryforwards begin to expire starting in 2038 for Federal tax purposes and in 2031 and thereafter for state tax purposes.

9.    Dividends Declared and Paid
Common Dividends
The Company declared total common share dividends of $0.28 per share and distributions on LTIP units of $0.28 per unit during the year ended December 31, 2023. The Company declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit during the year ended December 31, 2022. The dividends and distributions and their tax characterization for the years ended December 31, 2023 and 2022 were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/31/2023	4/17/2023	0.07	0.07	0.07	—	0.07
June	6/30/2023	7/17/2023	0.07	0.07	0.07	—	0.07
September	9/29/2023	10/16/2023	0.07	0.07	0.07	—	0.07
December	12/29/2023	1/16/2024	0.07	0.07	0.07	—	0.07
Total 2023			$0.28	$0.28	$0.28	$—	$0.28

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
December	12/30/2022	1/17/2023	0.07	0.07	0.07	—	0.07
Total 2022			$0.07	$0.07	$0.07	$—	$0.07

For the year ended December 31, 2023, 100.0% of the distributions paid to common shareholders were considered ordinary income. For the year ended December 31, 2022, 100.0% of the distributions paid to common shareholders were considered ordinary income.

Preferred Dividends
During the year ended December 31, 2023, the Company declared total dividends of $1.65624 per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred dividends and their tax characterization for the years ended December 31, 2023 and 2022 were as follows:

	Record Date	Payment Date	Dividend Per Preferred Share	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/31/2023	4/17/2023	$0.41406	$0.41406	$—	$0.41406
June	6/30/2023	7/17/2023	0.41406	0.41406	—	0.41406
September	9/29/2023	10/16/2023	0.41406	0.41406	—	0.41406
December	12/29/2023	1/16/2024	0.41406	0.41406	—	0.41406
Total 2023			$1.65624	$1.65624	$—	$1.65624

	Record Date	Payment Date	Dividend Per Preferred Share	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/31/2022	4/18/2022	$0.41406	$0.41406	$—	$0.41406
June	6/30/2022	7/15/2022	0.41406	0.41406	—	0.41406
September	9/30/2022	10/17/2022	0.41406	0.41406	—	0.41406
December	12/30/2022	1/17/2023	0.41406	0.41406	—	0.41406
Total 2022			$1.65624	$1.65624	$—	$1.65624

For the year ended December 31, 2023, 100.0% of the distributions paid to preferred shareholders were considered ordinary income. For the year ended December 31, 2022, 100.0% of the distributions paid to preferred shareholders were considered ordinary income.

10.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2023, 48,859,836 common shares were outstanding.

In December 2017, the Company established a $50 million dividend reinvestment and stock purchase plan which it renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectus for the DRSPP. During the year ended December 31, 2023, the Company issued 5,896 common shares under the DRSPP at a weighted average price of $10.27, which generated $61 thousand of proceeds. As of December 31, 2023, there was approximately $47.8 million in common shares available for issuance under the DRSPP.
In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the year ended December 31, 2023. As of December 31, 2023, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to the Company’s common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65624 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of the Series A Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of December 31, 2023, 4,800,000 Series A Preferred Shares were issued and outstanding. During the year ended December 31, 2023, the Company accrued preferred share dividends of $8.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2023, there were 1,587,317 vested Operating Partnership LTIP units held by current and former employees.

11.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares of beneficial interest, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the years ended December 31, 2023, 2022 and 2021, the Company excluded 157,641, zero and 209,175, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the year ended
	December 31,
	2023	2022	2021
Numerator:
Net (loss) income attributable to common shareholders	$(5,306)	$1,855	$(22,385)
Dividends paid on unvested shares and units	(110)	(25)	—
Net (loss) income attributable to common shareholders	$(5,416)	$1,830	$(22,385)
Denominator:
Weighted average number of common shares - basic	48,847,386	48,795,642	48,349,027
Effect of dilutive securities:
Unvested shares and units	—	263,080	—
Weighted average number of common shares - diluted	48,847,386	49,058,722	48,349,027
Basic (loss) income per common share:
Net (loss) income attributable to common shareholders per weighted average basic common share	$(0.11)	$0.04	$(0.46)
Diluted (loss) income per common share:
Net (loss) income attributable to common shareholders per weighted average diluted common share	$(0.11)	$0.04	$(0.46)

12.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2023, there were 1,252,326 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the years ended December 31, 2023, 2022 and 2021 is as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	6,666	$11.47	10,000	$11.47	1,667	$17.40
Granted	2,457	12.21	—	—	10,000	11.47
Vested	(3,334)	11.47	(3,334)	11.47	(1,667)	17.40
Unvested at end of the period	5,789	$11.78	6,666	$11.47	10,000	$11.47

As of December 31, 2023 and 2022, there were $45 thousand and $61 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2023, these costs were expected to be recognized over a weighted–average period of approximately 1.4 years. For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $47 thousand, $38 thousand and $44 thousand, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP unit awards for the years ended December 31, 2023, 2022 and 2021 is as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	905,525	$15.03	764,178	$15.00	669,609	$15.73
Granted	466,988	14.36	380,004	16.08	330,945	14.55
Vested	(372,558)	13.27	(238,657)	16.61	(219,451)	16.39
Forfeited	—	—	—	—	(16,925)	17.02
Non-vested at end of period	999,955	$15.37	905,525	$15.03	764,178	$15.00

Time-Based LTIP Awards

On March 1, 2023, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 171,171 time-based awards (the “2023 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

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

Performance-Based LTIP Awards

On March 1, 2023, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 256,757 performance-based awards (the "2023 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $16.64 per 2023 Performance-Based LTIP Unit Award, which takes into account that the number of units that ultimately may vest will depend on the achievement of long-term market-based TSR criteria. The 2023 Performance-Based LTIP Unit Awards have an absolute negative TSR modifier which may reduce payout percentages if the absolute TSR over the measurement period is negative.

The 2023 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2023 and ending on February 28, 2026. The 2023 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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
The Company recorded $5.6 million, $5.0 million and $4.3 million in compensation expense related to the LTIP units for years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, there was $7.1 million and $6.5 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.8 years, which represents the weighted average remaining vesting period of the LTIP units.
Board of Trustee Share Compensation
For 2023, 2022 and 2021, each independent trustee was compensated $120 thousand for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 58% in the form of shares. In January 2023, 2022 and 2021, the Company issued 43,378, 34,672 and 40,203 common shares, respectively, to its independent trustees as compensation for services performed in 2022, 2021 and 2020, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 16, 2024, the Company distributed 43,670 common shares to its independent trustees for services performed in 2023.

13.    Leases
The Residence Inn San Diego Gaslamp hotel property is subject to a ground lease with an expiration of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently $44 thousand per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.
The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2023 under these leases amounted to $30 thousand per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently $47 thousand per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.

The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of five years each. On June 1, 2023, the Company executed an amendment to the corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million. The partial termination of this lease required the Company to apply ASC 842 and remeasure the right of use asset and lease liability and recognize those adjustments in the consolidated statement of operations. During the year ended December 31, 2023, the Company recognized a gain from partial lease termination of approximately $0.2 million as a result of this partial termination. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of December 31, 2023. The leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
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
The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2023, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2024	$1,875
2025	1,940
2026	1,728
2027	1,272
2028	1,272
Thereafter	62,282
Total lease payments	$70,369
Less: Imputed interest	(49,561)
Present value of lease liabilities	$20,808

For the year ended December 31, 2023, the Company made $1.2 million of fixed lease payments and $0.8 million of variable lease payments related to hotel ground leases, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the year ended December 31, 2023, the Company made $0.7 million of fixed lease payments related to its corporate office lease, which are included in general and administrative expense in our consolidated statement of operations.

The following tables include information regarding the right of use assets and lease liabilities of the Company as of December 31, 2023:

	Right of Use Asset	Lease Liability
Balance as of January 1, 2023	$19,297	$22,108
Amortization	(625)	(605)
Partial lease termination	(531)	(695)
Balance as of December 31, 2023	$18,141	$20,808

Lease Term and Discount Rate	December 31, 2023

Weighted-average remaining lease term (years)	42.08
Weighted-average discount rate	6.89%

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
Management fees totaled approximately $10.6 million, $10.1 million and $7.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Incentive management fees paid to IHM for the years ended years ended December 31, 2023, 2022 and 2021 were $182 thousand, $224 thousand and $35 thousand, respectively.

As of December 31, 2023, certain key terms of the Company's management agreements are (dollars are not in thousands):

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

Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing/program fees totaled approximately $24.9 million, $23.7 million and $16.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The initial terms of the agreements range from 10 to 30 years with the weighted-average expiration being April 2035.
As of December 31, 2023, certain key terms of the Company's franchise agreements are:

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

15.    Related Party Transactions
Prior to March 18, 2021, Mr. Fisher owned 52.5% of IHM. During the year ended December 31, 2021, Mr. Fisher acquired the remaining 47.5% ownership interest and as of December 31, 2023, Mr. Fisher owns 100% of IHM. As of December 31, 2023, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2023, 2022 and 2021 were $10.6 million, $10.1 million and $7.2 million, respectively. At December 31, 2023 and 2022, the amounts due to IHM were $0.4 million and $0.4 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2023, 2022 and 2021 were $182 thousand, $224 thousand and $35 thousand, respectively.
Cost reimbursements from related parties revenue represent reimbursements of costs incurred on behalf of the NewINK JV, the Inland JV and IHM. These costs relate primarily to corporate payroll costs at the NewINK JV and the Inland JV where the Company was the employer and office expenses shared with these entities and IHM. Various shared office expenses and rent are paid by the Company and allocated to IHM based on the amount of square footage occupied by each entity. As the Company records cost reimbursements based upon costs incurred with no added markup, the revenue and related expense has no impact on the Company’s operating income or net income. Cost reimbursements are recorded based upon the occurrence of a reimbursed activity.

16.    Subsequent Events

On January 9, 2024, the Company sold the Hilton Garden Inn Denver Tech hotel property in Denver, CO for approximately $18.0 million.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Orlando - Maitland, FL	2010	—	$1,800	$7,200	$52	$5,288	$1,852	$12,488	$14,340	$12,488	$5,907	2000	(1)
Homewood Suites Boston - Billerica, MA	2010	14,481	1,470	10,555	48	4,231	1,518	14,786	16,304	14,786	5,664	1999	(1)
Homewood Suites Minneapolis - Mall of America, Bloomington, MN	2010	—	3,500	13,960	19	4,501	3,519	18,461	21,980	18,461	7,438	1998	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	4,209	1,537	13,509	15,046	13,509	5,485	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	4,149	1,417	13,524	14,941	13,524	5,095	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	16,338	3,200	12,709	66	3,286	3,266	15,995	19,261	15,995	5,564	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	—	3,106	2,200	21,871	24,071	21,871	7,351	2004	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	12,723	2,200	30,400	32,600	30,400	11,249	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	—	—	20,281	9	7,071	9	27,352	27,361	27,352	9,772	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	29,496	7,109	35,484	57	5,733	7,166	41,217	48,383	41,217	13,484	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	—	5,999	24,764	7	7,207	6,006	31,971	37,977	31,971	11,118	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	44	9,879	6,127	31,942	38,069	31,942	11,050	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	—	5,752	28,917	6	3,055	5,758	31,972	37,730	31,972	10,162	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	(1)	1,423	4,314	24,087	28,401	24,087	6,563	2011	(1)
Courtyard Houston - Houston, TX	2013	—	5,600	27,350	—	3,759	5,600	31,109	36,709	31,109	8,715	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	—	3,000	35,576	15	1,813	3,015	37,389	40,404	37,389	10,070	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	—	1,900	12,350	4	1,161	1,904	13,511	15,415	13,511	3,473	2010	(1)
Hilton Garden Inn Denver Tech - Denver, CO	2013	—	4,100	23,100	5	(3,309)	4,105	19,791	23,896	19,791	6,422	1999	(1)
Residence Inn Bellevue - Bellevue, WA	2013	—	13,800	56,957	—	2,608	13,800	59,565	73,365	59,565	15,773	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	27,832	2,400	36,050	1	1,854	2,401	37,904	40,305	37,904	10,116	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	60,134	42,652	45,846	—	6,292	42,652	52,138	94,790	52,138	31,540	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	65,609	46,474	50,380	—	7,761	46,474	58,141	104,615	58,141	34,629	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	45,100	38,420	31,352	50	5606	38,470	36,958	75,428	36,958	21,808	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	35,171	22,019	31,813	29	10,365	22,048	42,178	64,226	42,178	25,093	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	2,787	3,700	29,087	32,787	29,087	7,055	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	—	2,816	2,413	24,370	26,783	24,370	6,253	2000	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	10	2,163	10	91,203	91,213	91,203	20,743	2009	(1)
Hilton Garden Inn - Marina del Rey, CA	2015	19,023	—	43,210	—	1,164	—	44,374	44,374	44,374	9,420	2013	(1)
Residence Inn - Dedham, MA	2015	—	4,230	17,304	—	2,263	4,230	19,567	23,797	19,567	4,407	1998	(1)
Residence Inn - Ft. Lauderdale, FL	2015	—	9,200	24,048	14	2,750	9,214	26,798	36,012	26,798	5,809	2008	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life
Home2 Suites - Woodland Hills, CA	2017	—	6,500	—	128	56,653	6,628	56,653	63,281	56,653	8,493	2022	(1)
Hilton Garden Inn - Portsmouth, NH	2017	—	3,600	37,630	—	838	3,600	38,468	42,068	38,468	6,084	2006	(1)
Courtyard - Summerville, SC	2017	9,000	2,500	16,923	7	1,040	2,507	17,963	20,470	17,963	2703	2014	(1)
Embassy Suites - Springfield, VA	2017	—	7,700	58,807	—	541	7,700	59,348	67,048	59,348	9,019	2013	(1)
Residence Inn - Summerville, SC	2018	9,500	2,300	17,060	—	292	2,300	17,352	19,652	17,352	2,373	2018	(1)
Courtyard Dallas Downtown - Dallas, TX	2018	24,500	2,900	42,760	—	159	2,900	42,919	45,819	42,919	5,451	2018	(1)
Silicon Valley III - Sunnyvale, CA	2018	—	8,171	—	—	—	8,171	—	8,171	—	—
Residence Inn Austin Northwest/The Domain Area - Austin, TX	2021	20,850	2,400	33,346	—	223	2,400	33,569	35,969	33,569	2,032	2016	(1)
TownePlace Suites Austin Northwest/The Domain Area - Austin, TX	2021	19,075	2,300	29,347	—	78	2,300	29,425	31,725	29,425	1,776	2021	(1)
Hilton Garden Inn Destin - Miramar Beach, FL	2022	—	4,222	25,246	18	161	4,240	25,407	29,647	25,407	1,164	2020	(1)

Grand Total(s)			$288,979	$1,087,063	$692	$187,699	$289,671	$1,274,762	$1,564,433	$1,274,762	$376,323

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

- continued -

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2023	2022	2021
Balance at the beginning of the year	$1,556,453	$1,557,060	$1,488,830
Acquisitions	—	29,468	67,393
Dispositions during the year	—	(95,385)	—
Capital expenditures and transfers from construction-in-progress	7,980	65,310	837
Investment in Real Estate	$1,564,433	$1,556,453	$1,557,060

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:
	2023	2022	2021
Balance at the beginning of the year	$328,832	$300,731	$257,344
Depreciation and amortization	47,491	46,558	43,387
Dispositions during the year	—	(18,457)	—
Balance at the end of the year	$376,323	$328,832	$300,731

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,564,641 as of December 31, 2023.