Form 10-Q
period 2024-03-31
Chatham Lodging Trust
filed 2024-05-06
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2024
Common Shares of Beneficial Interest, $0.01 par value per share	48,908,369

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Investment in hotel properties, net	$1,205,271	$1,227,633
Cash and cash equivalents	72,260	68,130
Restricted cash	19,240	17,619
Right of use asset, net	17,996	18,141
Hotel receivables (net of allowance for doubtful accounts of $339 and $280, respectively)	3,748	4,375
Deferred costs, net	4,765	4,246
Prepaid expenses and other assets	9,694	3,786
Total assets	$1,332,974	$1,343,930
Liabilities and Equity:
Mortgage debt, net	$392,985	$394,544
Revolving credit facility	—	—
Unsecured term loan, net	89,597	89,533
Accounts payable and accrued expenses (including $548 and $399 due to related parties, respectively)	29,285	29,255
Lease liability, net	20,698	20,808
Distributions payable	5,431	5,414
Total liabilities	537,996	539,554
Commitments and contingencies (Note 12)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,907,719 and 48,859,836 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	489	488
Additional paid-in capital	1,046,779	1,047,176
Accumulated deficit	(282,287)	(271,651)
Total shareholders’ equity	765,029	776,061
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	29,949	28,315
Total equity	794,978	804,376
Total liabilities and equity	$1,332,974	$1,343,930
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenue:
Room	$62,483	$61,671
Food and beverage	1,846	2,087
Other	3,836	3,491
Reimbursable costs from related parties	278	365
Total revenue	68,443	67,614
Expenses:
Hotel operating expenses:
Room	15,133	14,117
Food and beverage	1,483	1,557
Telephone	319	362
Other hotel operating	819	914
General and administrative	7,166	6,805
Franchise and marketing fees	5,489	5,341
Advertising and promotions	1,343	1,515
Utilities	3,009	3,151
Repairs and maintenance	3,954	3,730
Management fees paid to related parties	2,309	2,287
Insurance	820	699
Total hotel operating expenses	41,844	40,478
Depreciation and amortization	15,255	14,258
Property taxes, ground rent and insurance	5,293	6,105
General and administrative	4,594	4,341
Other charges	50	—
Reimbursable costs from related parties	278	365
Total operating expenses	67,314	65,547
Operating income before loss on sale of hotel properties	1,129	2,067
Loss on sale of hotel properties	(152)	—
Operating income	977	2,067
Interest and other income	846	20
Interest expense, including amortization of deferred fees	(7,307)	(6,438)
Loss on early extinguishment of debt	—	(691)
Loss before income tax expense	(5,484)	(5,042)
Income tax expense	—	—
Net loss	(5,484)	(5,042)
Net loss attributable to noncontrolling interests	259	193
Net loss attributable to Chatham Lodging Trust	(5,225)	(4,849)
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shareholders	$(7,212)	$(6,836)

Loss per common share - basic:
Net loss attributable to common shareholders (Note 9)	$(0.15)	$(0.14)
Loss per common share - diluted:
Net loss attributable to common shareholders (Note 9)	$(0.15)	$(0.14)
Weighted average number of common shares outstanding:
Basic	48,891,994	48,838,742
Diluted	48,891,994	48,838,742
Distributions declared per common share:	$0.07	$0.07
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended March 31, 2023 and 2024
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
Issuance of shares pursuant to Equity Incentive Plan	—	—	43,378	—	540	—	540	—	540
Issuance of common shares, net of offering costs of zero	—	—	1,215	—	15	—	15	—	15
Issuance of restricted time-based shares	—	—	2,457	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	10	—	10	1,324	1,334
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,420)	(3,420)	—	(3,420)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(181)	(181)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	(493)	—	(493)	493	—
Net loss	—	—	—	—	—	(4,849)	(4,849)	(193)	(5,042)
Balance, March 31, 2023	4,800,000	$48	48,855,155	$488	$1,047,095	$(262,921)	$784,710	$24,546	$809,256

Balance, January 1, 2024	4,800,000	$48	48,859,836	$488	$1,047,176	$(271,651)	$776,061	$28,315	$804,376
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,670	1	470	—	471	—	471
Issuance of common shares, net of offering costs of $243	—	—	1,270	—	(231)	—	(231)	—	(231)
Issuance of restricted time-based shares	—	—	2,943	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	13	—	13	1,450	1,463
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,424)	(3,424)	—	(3,424)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(215)	(215)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	9	9
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	(649)	—	(649)	649	—
Net loss	—	—	—	—	—	(5,225)	(5,225)	(259)	(5,484)
Balance, March 31, 2024	4,800,000	$48	48,907,719	$489	$1,046,779	$(282,287)	$765,029	$29,949	$794,978

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,484)	$(5,042)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,196	14,204
Amortization of deferred franchise fees	57	59
Amortization of deferred financing fees included in interest expense	303	304
Loss on sale of hotel properties	152	—
Loss on early extinguishment of debt	—	667
Loss on write-off of deferred franchise fee	50	—
Share based compensation	1,604	1,452
Changes in assets and liabilities:
Right of use asset	145	177
Hotel receivables	618	631
Deferred costs	(342)	—
Prepaid expenses and other assets	(5,917)	(6,208)
Accounts payable and accrued expenses	619	(1,338)
Lease liability	(110)	(155)
Net cash provided by operating activities	6,891	4,751
Cash flows from investing activities:
Improvements and additions to hotel properties	(10,340)	(8,100)
Proceeds from sale of hotel properties, net	17,166	—
Payments of franchise application costs	(500)	—
Net cash provided by (used in) investing activities	6,326	(8,100)
Cash flows from financing activities:
Repayments on construction loan	—	(39,331)
Borrowings on unsecured term loan	—	75,000
Payments on mortgage debt	(1,644)	(36,213)
Payment of financing costs	7	—
Payment of offering costs on common shares	(243)	—
Proceeds from issuance of common shares	13	15
Distributions-common shares/units	(3,612)	(3,538)
Distributions-preferred shares	(1,987)	(1,987)
Net cash used in financing activities	(7,466)	(6,054)
Net change in cash, cash equivalents and restricted cash	5,751	(9,403)
Cash, cash equivalents and restricted cash, beginning of period	85,749	45,153
Cash, cash equivalents and restricted cash, end of period	$91,500	$35,750
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,782	$6,030
Cash paid for taxes	$8	$7
-continued-
Supplemental disclosure of non-cash investing and financing information (dollars in thousands):
On January 16, 2024, the Company issued 43,670 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2023. On January 17, 2023, the Company issued 43,378 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2022.
As of March 31, 2024, the Company had accrued distributions payable of $5,431. As of March 31, 2023, the Company had accrued distributions payable of $5,284.
Accrued share based compensation of $141 and $118 is included in accounts payable and accrued expenses as of March 31, 2024 and 2023, respectively.
Accrued capital improvements of $1,364 and $1,332 are included in accounts payable and accrued expenses as of March 31, 2024 and 2023, respectively.
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
As of March 31, 2024, the Company owned 38 hotels with an aggregate of 5,735 rooms located in 16 states and the District of Columbia.
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
The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of March 31, 2024, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. As of March 31, 2024, the Company is currently evaluating the impact of adopting ASU 2023-07 will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848). ASU 2022-06 amended and deferred the sunset provision in ASU 2020-04 from December 31, 2022 to December 31, 2024. As of March 31, 2024, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

3.    Disposition of Hotel Properties
On January 9, 2024, the Company sold the Hilton Garden Inn Denver Tech Center ("HGI Denver Tech") hotel property in Denver, CO for $18.0 million and recognized a loss on sale of the hotel property of $0.2 million.
The sale did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results and did not qualify to be reported as discontinued operations.

4.    Investment in Hotel Properties

Investment in hotel properties, net

Investment in hotel properties, net as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land and improvements	$285,577	$289,671
Building and improvements	1,261,375	1,274,970
Furniture, fixtures and equipment	108,946	108,222
Renovations in progress	7,710	15,138
	1,663,608	1,688,001
Less: accumulated depreciation	(458,337)	(460,368)
Investment in hotel properties, net	$1,205,271	$1,227,633

5.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage, revolving credit facility, and unsecured term loan debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	March 31, 2024 Property Carrying Value	Balance Outstanding on Loan as of
				March 31, 2024	December 31, 2023
Revolving Credit Facility (1)	—%	October 28, 2026	$—	$—	$—
Unsecured Term Loan (2)	6.90%	October 28, 2025	—	90,000	90,000
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	35,765	29,318	29,496
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	63,021	59,837	60,134
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	70,394	65,285	65,609
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	53,501	44,877	45,100
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	38,585	34,997	35,171
SpringHill Suites by Marriott Savannah, GA	4.62%	July 6, 2024	30,256	27,694	27,832
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	38,378	18,890	19,023
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	10,862	14,397	14,481
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	14,023	16,244	16,338
Courtyard by Marriott Dallas, TX (3)	7.61%	September 11, 2028	40,166	24,500	24,500
Residence Inn by Marriott Austin, TX (4)	7.42%	September 6, 2033	34,427	20,850	20,850
TownePlace Suites by Marriott Austin, TX (4)	7.42%	September 6, 2033	30,998	19,075	19,075
Courtyard by Marriott Summerville, SC (5)	7.33%	September 11, 2033	18,727	9,000	9,000
Residence Inn by Marriott Summerville, SC (5)	7.33%	September 11, 2033	17,205	9,500	9,500
Total debt before unamortized debt issue costs			$496,308	$484,464	$486,109
Unamortized term loan and mortgage debt issue costs				(1,882)	(2,032)
Total debt outstanding				$482,582	$484,077

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
3.On August 30, 2023, a subsidiary of Chatham entered into an agreement with Wells Fargo Bank to obtain a $24.5 million loan secured by the Courtyard by Marriott Dallas Downtown. The loan has a term of five years, carries a fixed interest rate of 7.61%, and is interest-only for the duration of the loan.
4.On August 16, 2023, two subsidiaries of Chatham entered into two agreements with Barclays Capital Real Estate to obtain a $20.9 million loan and a $19.1 million loan secured by the Residence Inn by Marriott Austin and the TownePlace Suites by Marriott Austin, respectively. Each loan has a term of ten years, carries a fixed interest rate of 7.42%, and is interest-only for the first five years before amortizing based upon a 30-year amortization schedule.
5.On August 31, 2023, two subsidiaries of Chatham entered into two agreements with Wells Fargo Bank to obtain a $9.0 million loan and a $9.5 million loan secured by the Courtyard by Marriott Summerville and the Residence Inn by Marriott Summerville, respectively. Each loan has a term of ten years, carries a fixed interest rate of 7.33%, and is interest-only for the duration of the loan.
On October 28, 2022, the Company entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28,

2025 and provides two one-year extension options. On December 19, 2022, the Company executed an amendment to its unsecured revolving credit facility, increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million.
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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2024 and December 31, 2023 was $394.7 million and $396.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2024, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of March 31, 2024 and December 31, 2023 was $90.0 million and $90.0 million, respectively.
The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2024, four of our mortgage debt lenders have enforced cash trap provisions resulting in $6.7 million of restricted cash. The Company does not expect that such cash traps will affect its ability to satisfy its short-term liquidity requirements.
Future scheduled principal payments of debt obligations as of March 31, 2024, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2024 (remaining nine months)	$295,565
2025	105,974
2026	—
2027	—
2028	24,590
Thereafter	58,335
Total debt before unamortized debt issue costs	$484,464
Unamortized term loan and mortgage debt issue costs	(1,882)
Total debt outstanding	$482,582

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

6.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three months ended March 31, 2024 and 2023.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS has generated taxable losses over the last three years. As of March 31, 2024, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

7.    Dividends Declared and Paid

Common Dividends

The Company declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit for the three months ended March 31, 2024. The Company declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit for the three months ended March 31, 2023. The common share dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
March	3/28/2024	4/15/2024	$0.07	$0.07
Total 2024			$0.07	$0.07

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
March	3/31/2023	4/17/2023	$0.07	$0.07
Total 2023			$0.07	$0.07

Preferred Dividends

During the three months ended March 31, 2024 and 2023, the Company declared total dividends of $0.41406 and $0.41406, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends were as follows:

	Record Date	Payment Date	Dividend per Preferred Share
March	3/28/2024	4/15/2024	$0.41406
Total 2024			$0.41406

	Record Date	Payment Date	Dividend per Preferred Share
March	3/31/2023	4/17/2023	$0.41406
Total 2023			$0.41406

8.    Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of March 31, 2024, 48,907,719 common shares were outstanding.
In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2024. As of March 31, 2024, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
In December 2017, the Company established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2024, the Company issued 1,270 common shares under the DRSPP at a weighted average price per share of $10.50, which generated $13 thousand of proceeds. As of March 31, 2024, there was approximately $50.0 million in common shares available for issuance under the DRSPP.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of March 31, 2024, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended March 31, 2024, the Company accrued preferred share dividends of approximately $2.0 million.

Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of March 31, 2024, there were 1,909,342 vested LTIP units held by current and former employees.

9.    Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended March 31, 2024 and 2023, the Company excluded 335,621 and 128,812, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(7,212)	$(6,836)
Dividends on unvested shares and units	(32)	(28)
Net loss attributable to common shareholders excluding amounts attributable to unvested shares and units	$(7,244)	$(6,864)
Denominator:
Weighted average number of common shares - basic	48,891,994	48,838,742
Unvested shares and units	—	—
Weighted average number of common shares - diluted	48,891,994	48,838,742
Basic loss per common share:
Net loss attributable to common shareholders per weighted average basic common share	$(0.15)	$(0.14)
Diluted loss per common share:
Net loss attributable to common shareholders per weighted average diluted common share	$(0.15)	$(0.14)

10.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2024 and 2023, the Company issued 43,670 and 43,378 common shares, respectively, to its independent trustees as compensation for services performed in 2023 and 2022, respectively. As of March 31, 2024, there were 722,380 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the three months ended March 31, 2024 and the year ended December 31, 2023 is as follows:

	For the three months ended		For the year ended
	March 31, 2024		December 31, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	5,789	$11.78	6,666	$11.47
Granted	2,943	10.20	2,457	12.21
Vested	(819)	12.21	(3,334)	11.47
Non-vested at end of the period	7,913	$11.15	5,789	$11.78

As of March 31, 2024 and December 31, 2023, there were $62 thousand and $45 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2024, these costs were expected to be recognized over a weighted-average period of approximately 2.0 years. For the three months ended March 31, 2024 and 2023, the Company recognized approximately $13 thousand and $10 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the three months ended March 31, 2024 and the year ended December 31, 2023 is as follows:

	For the three months ended		For the year ended
	March 31, 2024		December 31, 2023
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	999,955	$15.37	905,525	$15.03
Granted	512,264	11.18	466,988	14.36
Vested	(322,025)	14.03	(372,558)	13.27
Forfeited	(28,391)	15.91	—	—
Non-vested at end of the period	1,161,803	$13.88	999,955	$15.37

Time-Based LTIP Awards

On March 1, 2024, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 204,909 time-based LTIP unit awards (the “2024 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP unit awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP units that comprise the 2024 Time-Based LTIP Unit Awards and the prior year LTIP unit awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2024, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 307,355 performance-based LTIP unit awards (the "2024 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market-based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market-based total shareholder return ("TSR") criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $12.42 per 2024 Performance-Based LTIP Unit Award, which takes into account that the number of units that ultimately may vest will depend on the achievement of long-term market-based TSR criteria. The 2024 Performance-Based LTIP Unit Awards have an absolute negative TSR modifier which may reduce payout percentages if the absolute TSR over the measurement period is negative.

The 2024 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2024 and ending on February 28, 2027. The 2024 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

	Grant Date	Number of Units Granted	Estimated Value Per Unit	Volatility	Dividend Yield	Risk Free Interest Rate
2020 Time-Based LTIP Unit Awards	3/1/2020	130,206	$13.05	20%	—%	1.06%
2020 Performance-Based LTIP Unit Awards (1)	3/1/2020	195,301	$13.66	20%	8.1%	0.90%
2021 Time-Based LTIP Unit Awards	3/1/2021	132,381	$12.52	78%	—%	0.08%
2021 Performance-Based LTIP Unit Awards (2)	3/1/2021	198,564	$15.91	64%	3.4%	0.30%
2022 Time-Based LTIP Unit Awards	3/1/2022	152,004	$12.33	80%	—%	1.01%
2022 Performance-Based LTIP Unit Awards	3/1/2022	228,000	$18.58	66%	3.5%	1.44%
2023 Time-Based LTIP Unit Awards	3/1/2023	171,171	$11.11	37%	—%	5.11%
2023 Performance-Based LTIP Unit Awards	3/1/2023	256,757	$16.64	69%	3.5%	4.61%
2024 Time-Based LTIP Unit Awards	3/1/2024	204,909	$9.33	35%	—%	4.92%
2024 Performance-Based LTIP Unit Awards	3/1/2024	307,355	$12.42	35%	2.6%	4.32%
(1) In February 2023, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 234,361 LTIP units vested.
(2) In February 2024, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 170,173 LTIP units vested.
The Company recorded $1.5 million and $1.3 million in compensation expense related to the LTIP units for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there was $11.4 million and $7.1 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.3 years, which represents the weighted average remaining vesting period of the LTIP units.

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

The Residence Inn New Rochelle hotel property is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2024 is approximately $32 thousand per quarter.
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
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties, all of which qualify as operating leases as of March 31, 2024. These leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.

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

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of March 31, 2024, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2024 (remaining nine months)	$1,408
2025	1,940
2026	1,727
2027	1,272
2028	1,272
Thereafter	62,282
Total lease payments	$69,901
Less: Imputed interest	(49,203)
Present value of lease liabilities	$20,698

For the three months ended March 31, 2024, the Company made $0.3 million of fixed lease payments and $0.2 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the three months ended March 31, 2024, the Company made $0.2 million of fixed lease payments related to its corporate office lease, which are included in general and administrative expense in our consolidated statement of operations.

The following table includes information regarding the right of use assets and lease liabilities of the Company as of March 31, 2024 (in thousands):

	Right of Use Asset	Lease Liability
Balance as of January 1, 2024	$18,141	$20,808
Amortization	(145)	(110)
Partial lease termination	—	—
Balance as of March 31, 2024	$17,996	$20,698

Lease Term and Discount Rate	March 31, 2024
Weighted-average remaining lease term (years)	42.07
Weighted-average discount rate	6.88%

12.    Commitments and Contingencies

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
Management fees totaled approximately $2.3 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $5.5 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. The initial term of the agreements range from 10 to 30 years with the weighted average expiration being July 2033.

13.    Related Party Transactions

As of March 31, 2024, Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, owns 100% of IHM. As of March 31, 2024, the Company had hotel management agreements with IHM to manage all 38 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended March 31, 2024 and 2023 were $2.3 million and $2.3 million, respectively. At March 31, 2024 and December 31, 2023, the amounts due to IHM were $0.5 million and $0.4 million, respectively.
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

14.    Subsequent Events

On April 5, 2024, the Company repaid the maturing mortgage loan of $29.3 million on the Residence Inn Garden Grove hotel property.

On May 3, 2024, the Company amended its funded unsecured term loan to increase its size from $90.0 million to $140.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. Some factors that might cause such a difference include the following: local, national and global economic conditions, uncertainty surrounding the financial stability of the United States, Europe and China, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, a potential recessionary environment, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics like COVID-19, epidemics or other public health emergencies or fear of such events, the impact of and changes to various government programs, and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At March 31, 2024, our leverage ratio was 24.8% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid 20s and the low 50s. As of March 31, 2024, we have total debt of $484.5 million at a weighted average interest rate of approximately 5.5%.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR increased 0.2% for the three months ended March 31, 2024, with RevPAR up 0.9% in January 2024, up 2.0% in February 2024 and down 2.2% in March 2024. We expect that over the remainder of 2024, lodging industry RevPAR will continue to increase modestly.

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

Results of operations for the three months ended March 31, 2024 include the operating activities of the hotels we owned during the period. We sold one hotel located in Denver, CO on January 9, 2024. The changes in results described below were driven primarily by the continued recovery of business travel following the COVID-19 pandemic, the sale of one hotel, and inflationary cost pressures.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our wholly owned hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023	% Change
Room	$62,483	$61,671	1.3%
Food and beverage	1,846	2,087	(11.5)%
Other	3,836	3,491	9.9%
Cost reimbursements from related parties	278	365	(23.8)%
Total revenue	$68,443	$67,614	1.2%

Total revenue was $68.4 million for the three months ended March 31, 2024, up $0.8 million compared to total revenue of $67.6 million for the corresponding 2023 period. The increase in total revenue primarily was related to the 1.5% increase in same property RevPAR, partially offset by the decrease in revenue from the sale of one hotel during the three months ended March 31, 2024. The one hotel sold contributed $0.1 million in room revenue for the three months ended March 31, 2024, down $0.9 million from the $1.0 million that hotel contributed for the corresponding 2023 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.3% and 91.2% of total revenue for the three months ended March 31, 2024 and 2023, respectively.

Food and beverage revenue was $1.8 million for the three months ended March 31, 2024, down $0.3 million compared to $2.1 million for the corresponding 2023 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $3.8 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in other operating revenue primarily was related to increases in revenue from parking.

Reimbursable costs from related parties were $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels owned by us as of March 31, 2024 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2024		2023		Percentage Change
	Same Property (38 hotels)	Actual (39 hotels)	Same Property (38 hotels)	Actual (39 hotels)	Same Property (38 hotels)	Actual (39 hotels)
Occupancy	70.1%	69.9%	69.3%	68.5%	1.2%	2.0%
ADR	$170.72	$170.63	$169.99	$169.08	0.4%	0.9%
RevPAR	$119.63	$119.35	$117.84	$115.87	1.5%	3.0%

For the three months ended March 31, 2024 same property RevPAR increased 1.5% due to an increase in ADR of 0.4% and an increase in occupancy of 1.2%. Same property RevPAR increased 6.3% in January 2024, decreased 1.2% in February 2024, and increased 0.4% in March 2024. Same property RevPAR was $100.82 in January 2024, $118.34 in February 2024, and $139.64 in March 2024.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023	% Change
Hotel operating expenses:
Room	$15,133	$14,117	7.2%
Food and beverage	1,483	1,557	(4.8)%
Telephone	319	362	(11.9)%
Other hotel operating	819	914	(10.4)%
General and administrative	7,166	6,805	5.3%
Franchise and marketing fees	5,489	5,341	2.8%
Advertising and promotions	1,343	1,515	(11.4)%
Utilities	3,009	3,151	(4.5)%
Repairs and maintenance	3,954	3,730	6.0%
Management fees	2,309	2,287	1.0%
Insurance	820	699	17.3%
Total hotel operating expenses	$41,844	$40,478	3.4%

Hotel operating expenses increased $1.3 million, or 3.4%, to $41.8 million for the three months ended March 31, 2024 from $40.5 million for the three months ended March 31, 2023. The primary causes of the increase in hotel operating expenses were an increase in staffing levels and inflation.

Room expenses, which are the most significant component of hotel operating expenses, increased $1.0 million from $14.1 million for the three months ended March 31, 2023 to $15.1 million for the three months ended March 31, 2024. The increase in room expenses primarily was related to an increase in staffing levels and wage costs.

The remaining hotel operating expenses increased $0.4 million, from $26.3 million for the three months ended March 31, 2023 to $26.7 million for the three months ended March 31, 2024. The increase in other remaining expenses primarily was related to inflation.

Depreciation and Amortization

Depreciation and amortization expense was $15.3 million and $14.3 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $0.8 million from $6.1 million for the three months ended March 31, 2023 to $5.3 million for the three months ended March 31, 2024. The decrease was primarily related to successful property tax appeals at multiple hotel properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.6 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively) was $3.0 million for the three months ended March 31, 2024 versus $2.9 million for the three months ended March 31, 2023.

Other Charges

Other charges increased from zero for the three months ended March 31, 2023 to $50 thousand for the three months ended March 31, 2024.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of corporate payroll and rent costs were $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Loss on Sale of Hotel Property

Loss on sale of hotel property was $0.2 million for the three months ended March 31, 2024 compared to zero for the three months ended March 31, 2023. The HGI Denver Tech hotel property was sold on January 9, 2024 which resulted in a loss of $0.2 million.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $0.8 million from $20 thousand for the three months ended March 31, 2023 to $0.8 million for the three months ended March 31, 2024. The increase was due to higher cash balances and higher interest rates received on cash balances during the three months ended March 31, 2024.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.9 million from $6.4 million for the three months ended March 31, 2023 to $7.3 million for the three months ended March 31, 2024 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023	% Change
Mortgage debt interest	$5,208	$4,746	9.7%
Credit facility and term loan interest and unused fees	1,788	978	82.8%
Interest rate cap	—	(16)	(100.0)%
Construction loan interest	—	415	(100.0)%
Amortization of deferred financing costs	311	315	(1.3)%
Total	$7,307	$6,438	13.5%

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt decreased $0.7 million from $0.7 million for the three months ended March 31, 2023 to zero for the three months ended March 31, 2024. The loss in 2023 is related to the Company's repayment of the construction loan on the Home2 Woodland Hills hotel property.

Income Tax Expense

Income tax expense remained unchanged at zero for the three months ended March 31, 2024 and 2023. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS has generated taxable losses over the last three years and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Loss

Net loss was $5.5 million for the three months ended March 31, 2024, compared to a net loss of $5.0 million for the three months ended March 31, 2023. The change in net loss was primarily due to the increase in RevPAR offset by higher operating costs and higher interest expense combined with the other factors discussed above.

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
The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2024 and 2023 (in thousands, except share data):

	For the three months ended
	March 31,
	2024	2023
Funds From Operations (“FFO”):
Net loss	$(5,484)	$(5,042)
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shares and common units	(7,471)	(7,029)
Loss on sale of hotel properties	152	—
Depreciation	15,196	14,204
FFO attributable to common share and unit holders	7,877	7,175
Other charges	50	—
Loss on early extinguishment of debt	—	691
Adjusted FFO attributable to common share and unit holders	$7,927	$7,866
Weighted average number of common shares and units
Basic	50,589,012	50,181,826
Diluted	50,924,633	50,310,638

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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended
	March 31,
	2024	2023
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss	$(5,484)	$(5,042)
Interest expense, including amortization of deferred fees	7,307	6,438
Depreciation and amortization	15,255	14,258
EBITDA	17,078	15,654
Loss on sale of hotel properties	152	—
EBITDAre	17,230	15,654
Other charges	50	—
Loss on early extinguishment of debt	—	691
Share based compensation	1,604	1,452
Adjusted EBITDA	$18,884	$17,797

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

The following is a presentation of Adjusted Hotel EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

		For the three months ended
		March 31,
		2024	2023

Net loss		$(5,484)	$(5,042)
Add:	Interest expense, including amortization of deferred fees	7,307	6,438
	Depreciation and amortization	15,255	14,258
	Corporate general and administrative	4,594	4,341
	Other charges	50	—
	Loss on early extinguishment of debt	—	691
	Loss on sale of hotel properties	152	—
Less:	Interest and other income	(846)	(20)
	Adjusted Hotel EBITDA	$21,028	$20,666

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

Cash, cash equivalents, and restricted cash totaled $91.5 million as of March 31, 2024, an increase of $5.8 million from December 31, 2023, primarily due to net cash provided by operating activities of $6.9 million, net cash provided by investing activities of $6.3 million, and net cash used in financing activities of $7.5 million.

Cash from Operations

Net cash flows provided by operating activities increased $2.1 million to $6.9 million during the three months ended March 31, 2024 compared to $4.8 million during the three months ended March 31, 2023. The increase in cash from operating activities was primarily due to improving operating results from our hotels which generated same property RevPAR growth of 1.5% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Investing Activities Cash Flows

Net cash flows provided by investing activities increased $14.4 million to $6.3 million during the three months ended March 31, 2024 compared to $(8.1) million during the three months ended March 31, 2023. For the three months ended March 31, 2024, net cash flows provided by investing activities of $6.3 million consisted of $17.2 million in net proceeds related to the sale of one hotel, partially offset by $(10.3) million related to capital improvements on our hotels, and $(0.5) million of payments of franchise application costs. For the three months ended March 31, 2023, net cash flows used in investing activities of $(8.1) million consisted of $8.1 million related to capital improvements on our hotels during the period.

We expect to invest approximately $26.5 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2024, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities increased $1.4 million to $(7.5) million during the three months ended March 31, 2024 compared to $(6.1) million during the three months ended March 31, 2023. For the three months ended March 31, 2024, net cash flows used in financing activities of $(7.5) million were comprised of the repayment of principal payments on mortgage debt of $1.6 million, distributions to common share and unit holders of $3.6 million, distributions on preferred shares of $2.0 million, and payments of offering costs on common shares of $0.2 million. For the three months ended March 31, 2023, net cash flows used in financing activities of $(6.1) million were comprised of the repayment of our construction loan of $39.3 million, principal payments on mortgage debt of $36.2 million, distributions to common share and unit holders of $3.5 million, and distributions on preferred shares of $2.0 million, partially offset by borrowings on our unsecured term loan of $75.0 million.

We declared total dividends of $0.07 and $0.07 per common share and LTIP unit for the three months ended March 31, 2024 and 2023, respectively. We declared total dividends of $0.41406 and $0.41406 per Series A preferred share for the three months ended March 31, 2024 and 2023, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•At March 31, 2024, we had total debt principal and interest obligations of $548.5 million with $329.1 million of principal and interest payable within the next 12 months from March 31, 2024. $309.2 million of debt principal obligations payable during the next 12 months relate to maturities of the Company's mortgage loans secured by the Residence Inn Garden Grove, SpringHill Suites Savannah, Residence Inn Silicon Valley I, Residence Inn Silicon Valley II, Residence Inn San Mateo, Residence Inn Mountain View, Hilton Garden Inn Marina del Rey, Homewood Suites Billerica, and Hampton Inn & Suites Houston Medical Center hotel properties. See Note 5, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility, and unsecured term loan.

•Lease payments due within the next 12 months from March 31, 2024 total $1.9 million. See Note 11, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.
Liquidity and Capital Resources

At March 31, 2024, our leverage ratio was approximately 24.8% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid 20s and the low 50s. At March 31, 2024, we had total debt of $484.5 million at an average interest rate of approximately 5.5%.
At March 31, 2024 and December 31, 2023, we had $0 and $0, respectively, in outstanding borrowings under our $260.0 million revolving credit facility. We had $90.0 million and $90.0 million, respectively, in outstanding borrowings under our unsecured term loan at March 31, 2024 and December 31, 2023.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2024.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2024, four of our mortgage debt lenders have enforced cash trap provisions resulting in $6.7 million of restricted cash. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2024, the Company issued 1,270 common shares under the DRSPP at a weighted average price per share of $10.50, which generated $13 thousand of proceeds. As of March 31, 2024, there was approximately $50.0 million in common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2024. As of March 31, 2024, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

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

We had no material off-balance sheet arrangements at March 31, 2024.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. During the three months ended March 31, 2024, the Company declared total common share dividends of $0.07 per share and distributions on LTIP units of $0.07 per unit. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $0.41406 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the three months ended March 31, 2024.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting estimates, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2024 and December 31, 2023 was $394.7 million and $396.0 million, respectively.

At March 31, 2024, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2024 that are sensitive to changes in interest rates (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	$90,000	—	—	—	—	$90,000	$90,000
Average interest rate	—	6.90%	—	—	—	—	6.90%
Fixed rate:
Debt	$295,564	$15,975	—	—	$24,590	$58,335	$394,464	$394,708
Average interest rate	4.64%	4.25%	—	—	7.61%	7.39%	5.22%

As of March 31, 2024, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $0.9 million annually. This assumes that the amount of floating rate debt outstanding on our unsecured term loan remains $90.0 million, the balance as of March 31, 2024.

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
Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of the Company's trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Articles of Amendment of Chatham Lodging Trust (2)

3.3	Fourth Amended and Restated Bylaws of Chatham Lodging Trust (3)

3.4	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (4)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section #302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section #302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section #906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

†	Filed herewith.

††	Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 (File No. 001-34693).

(3)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34693).

(4)	Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	May 6, 2024	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)