Form 10-Q
period 2024-09-30
Chatham Lodging Trust
filed 2024-11-07
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2024
Common Shares of Beneficial Interest, $0.01 par value per share	48,911,492

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Investment in hotel properties, net	$1,233,361	$1,227,633
Cash and cash equivalents	19,349	68,130
Restricted cash	9,496	17,619
Right of use asset, net	17,699	18,141
Hotel receivables (net of allowance for doubtful accounts of $210 and $280, respectively)	4,357	4,375
Deferred costs, net	4,482	4,246
Prepaid expenses and other assets	6,237	3,786
Total assets	$1,294,981	$1,343,930
Liabilities and Equity:
Mortgage debt, net	$171,463	$394,544
Revolving credit facility	125,000	—
Unsecured term loan, net	139,528	89,533
Accounts payable and accrued expenses (including $681 and $399 due to related parties, respectively)	34,594	29,255
Lease liability	20,749	20,808
Distributions payable	5,531	5,414
Total liabilities	496,865	539,554
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,910,841 and 48,859,836 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	489	488
Additional paid-in capital	1,046,795	1,047,176
Accumulated deficit	(282,011)	(271,651)
Total shareholders’ equity	765,321	776,061
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	32,795	28,315
Total equity	798,116	804,376
Total liabilities and equity	$1,294,981	$1,343,930
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Room	$80,236	$79,862	$221,762	$219,019
Food and beverage	1,832	1,975	5,806	6,156
Other	4,826	4,623	13,695	12,646
Reimbursable costs from related parties	283	281	836	1,011
Total revenue	87,177	86,741	242,099	238,832
Expenses:
Hotel operating expenses:
Room	17,011	17,223	49,110	45,918
Food and beverage	1,592	1,510	4,683	4,651
Telephone	343	385	991	1,106
Other hotel operating	1,188	949	3,031	2,812
General and administrative	7,506	7,503	21,903	21,616
Franchise and marketing fees	6,990	6,980	19,415	19,121
Advertising and promotions	1,677	1,538	4,604	4,513
Utilities	3,946	3,758	10,061	9,807
Repairs and maintenance	4,178	4,111	12,235	11,735
Management fees paid to related parties	2,959	2,994	8,118	8,073
Insurance	851	717	2,504	2,117
Total hotel operating expenses	48,241	47,668	136,655	131,469
Depreciation and amortization	15,287	14,687	45,455	43,615
Property taxes, ground rent and insurance	6,453	6,008	17,728	18,182
General and administrative	4,395	4,218	13,623	13,172
Other charges	—	6	77	44
Reimbursable costs from related parties	283	281	836	1,011
Total operating expenses	74,659	72,868	214,374	207,493
Operating income before loss on sale of hotel properties	12,518	13,873	27,725	31,339
(Loss) gain on sale of hotel properties	(14)	1	(154)	56
Operating income	12,504	13,874	27,571	31,395
Interest and other income	97	479	1,627	688
Interest expense, including amortization of deferred fees	(8,262)	(6,849)	(23,292)	(19,729)
Loss on early extinguishment of debt	—	(5)	(17)	(696)
Gain from partial lease termination	—	—	—	164
Income before income tax expense	4,339	7,499	5,889	11,822
Income tax expense	—	—	—	—
Net income	4,339	7,499	5,889	11,822
Net income attributable to noncontrolling interests	(88)	(170)	(15)	(198)
Net income attributable to Chatham Lodging Trust	4,251	7,329	5,874	11,624
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income (loss) attributable to common shareholders	$2,264	$5,342	$(88)	$5,662

Income per common share - basic:
Net income attributable to common shareholders (Note 10)	$0.05	$0.11	$—	$0.11
Income per common share - diluted:
Net income attributable to common shareholders (Note 10)	$0.05	$0.11	$—	$0.11
Weighted average number of common shares outstanding:
Basic	48,904,179	48,850,339	48,898,947	48,845,374
Diluted	49,066,464	49,004,084	48,898,947	48,976,085
Distributions declared per common share:	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)
(unaudited)

Three months ended September 30, 2023 and 2024
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, July 1, 2023	4,800,000	$48	48,856,806	$488	$1,047,124	$(259,184)	$788,476	$26,011	$814,487
Issuance of common shares, net of offering costs of zero	—	—	1,321	—	12	—	12	—	12
Amortization of share based compensation	—	—	—	—	12	—	12	1,425	1,437
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,421)	(3,421)	—	(3,421)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(181)	(181)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	7,329	7,329	170	7,499
Balance, September 30, 2023	4,800,000	$48	48,858,127	$488	$1,047,148	$(257,263)	$790,421	$27,425	$817,846

Balance, July 1, 2024	4,800,000	$48	48,909,201	$489	$1,046,787	$(280,852)	$766,472	$31,421	$797,893
Issuance of common shares, net of offering costs of $15	—	—	1,640	—	(1)	—	(1)	—	(1)
Amortization of share based compensation	—	—	—	—	9	—	9	1,501	1,510
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,423)	(3,423)	—	(3,423)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(215)	(215)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	4,251	4,251	88	4,339
Balance, September 30, 2024	4,800,000	$48	48,910,841	$489	$1,046,795	$(282,011)	$765,321	$32,795	$798,116

Nine months ended September 30, 2023 and 2024
	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
Issuance of shares pursuant to Equity Incentive Plan	—	—	43,378	—	540	—	540	—	540
Issuance of common shares, net of offering costs of zero	—	—	4,187	—	44	—	44	—	44
Issuance of restricted time-based shares	—	—	2,457	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	34	—	34	4,175	4,209
Dividends declared on common shares ($0.21 per share)	—	—	—	—	—	(10,260)	(10,260)	—	(10,260)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	—	—	(544)	(544)
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	(493)	—	(493)	493	—
Net income	—	—	—	—	—	11,624	11,624	198	11,822
Balance, September 30, 2023	4,800,000	$48	48,858,127	$488	$1,047,148	$(257,263)	$790,421	$27,425	$817,846

Balance, January 1, 2024	4,800,000	$48	48,859,836	$488	$1,047,176	$(271,651)	$776,061	$28,315	$804,376
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,670	1	470	—	471	—	471
Issuance of common shares, net of offering costs of $278	—	—	4,392	—	(239)	—	(239)	—	(239)
Issuance of restricted time-based shares	—	—	2,943	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	37	—	37	4,452	4,489
Dividends declared on common shares ($0.21 per share)	—	—	—	—	—	(10,272)	(10,272)	—	(10,272)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	—	—	(645)	(645)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	9	9
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	(649)	—	(649)	649	—
Net income	—	—	—	—	—	5,874	5,874	15	5,889
Balance, September 30, 2024	4,800,000	$48	48,910,841	$489	$1,046,795	$(282,011)	$765,321	$32,795	$798,116
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$5,889	$11,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of investment in hotel properties	45,290	43,454
Amortization of deferred franchise fees	158	161
Amortization of deferred financing fees included in interest expense	1,002	888
Loss (gain) on sale of hotel properties	154	(56)
Loss on early extinguishment of debt	17	672
Loss on write-off of deferred franchise fee	50	—
Share based compensation	4,911	4,562
Gain from partial lease termination	—	(164)
Changes in assets and liabilities:
Right of use asset	441	483
Hotel receivables	9	(21)
Deferred costs	(253)	(46)
Prepaid expenses and other assets	(2,473)	(2,747)
Accounts payable and accrued expenses	5,735	7,811
Lease liability	(44)	(497)
Net cash provided by operating activities	60,886	66,322
Cash flows from investing activities:
Improvements and additions to hotel properties	(24,857)	(21,433)
Acquisition of hotel properties	(43,732)	—
Proceeds from sale of hotel properties, net	17,166	—
Payments of franchise application costs	(700)	—
Net cash used in investing activities	(52,123)	(21,433)
Cash flows from financing activities:
Borrowings on revolving credit facility	136,000	—
Repayments on revolving credit facility	(11,000)	—
Repayments on construction loan	—	(39,331)
Borrowings on unsecured term loan	50,000	90,000
Repayments of mortgage debt	(282,899)	(116,117)
Proceeds from the issuance of mortgage debt	60,300	82,925
Principal payments on finance lease	(15)	—
Payment of financing costs	(1,064)	(966)
Payment of offering costs on common shares	(278)	—
Proceeds from issuance of common shares	41	44
Distributions-common shares/units	(10,790)	(10,654)
Distributions-preferred shares	(5,962)	(5,962)
Net cash used in financing activities	(65,667)	(61)
Net change in cash, cash equivalents and restricted cash	(56,904)	44,828
Cash, cash equivalents and restricted cash, beginning of period	85,749	45,153
Cash, cash equivalents and restricted cash, end of period	$28,845	$89,981
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,313	$18,104
Cash paid for taxes	$948	$840
Remeasurement of right of use asset from partial lease termination	$—	$531
Remeasurement of lease liability from partial lease termination	$—	$695
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
As of September 30, 2024, the Company had accrued distributions payable of $5,531. As of September 30, 2023, the Company had accrued distributions payable of $5,370.
Accrued share based compensation of $422 and $353 is included in accounts payable and accrued expenses as of September 30, 2024 and 2023, respectively.
Accrued capital improvements of $1,286 and $1,190 are included in accounts payable and accrued expenses as of September 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Notes to the Consolidated Financial Statements
(unaudited)

1.    Organization

Chatham Lodging Trust (“we,” “us” or the “Company”) was formed as a Maryland real estate investment trust on October 26, 2009. The Company is internally managed and invests primarily in upscale extended-stay and premium-branded select-service hotels. The Company has elected to be treated as a real estate investment trust for federal income tax purposes ("REIT").
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
As of September 30, 2024, the Company owned 39 hotels with an aggregate of 5,883 rooms located in 17 states and the District of Columbia.
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
The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of September 30, 2024, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. As of September 30, 2024, the Company is currently evaluating the impact of adopting ASU 2023-07 will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848). ASU 2022-06 amended and deferred the sunset provision in ASU 2020-04 from December 31, 2022 to December 31, 2024. As of September 30, 2024, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

5.    Investment in Hotel Properties

Investment in hotel properties, net

Investment in hotel properties, net as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land and improvements	$285,767	$289,671
Building and improvements	1,266,121	1,274,970
Furniture, fixtures and equipment	112,223	108,222
Finance lease assets	43,753	—
Renovations in progress	13,801	15,138
	1,721,665	1,688,001
Less accumulated depreciation and amortization	(488,304)	(460,368)
Investment in hotel properties, net	$1,233,361	$1,227,633

6.    Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage, revolving credit facility, and unsecured term loan debt consisted of the following (dollars in thousands):

Collateral	Interest Rate	Maturity Date	September 30, 2024 Property Carrying Value	Balance Outstanding on Loan as of
				September 30, 2024	December 31, 2023
Revolving Credit Facility (1)	6.92%	October 28, 2026	$—	$125,000	$—
Unsecured Term Loan (2)	6.90%	October 28, 2025	—	140,000	90,000
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	—	—	29,496
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	—	—	60,134
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	—	—	65,609
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	—	—	45,100
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	—	—	35,171
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	—	—	19,023
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	10,869	14,231	14,481
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	13,770	16,055	16,338
Courtyard by Marriott Dallas, TX	7.61%	September 11, 2028	39,680	24,500	24,500
Hyatt Place Pittsburgh, PA (3)	7.29%	June 11, 2029	30,120	23,300	—
Residence Inn by Marriott Austin, TX	7.42%	September 6, 2033	33,936	20,850	20,850
TownePlace Suites by Marriott Austin, TX	7.42%	September 6, 2033	30,401	19,075	19,075
Courtyard by Marriott Summerville, SC	7.33%	September 11, 2033	18,352	9,000	9,000
Residence Inn by Marriott Summerville, SC	7.33%	September 11, 2033	17,010	9,500	9,500
SpringHill Suites by Marriott Savannah, GA (4)	6.70%	June 6, 2034	31,997	22,000	27,832
Hampton Inn & Suites Exeter, NH (4)	6.70%	June 11, 2034	12,212	15,000	—
Total debt before unamortized debt issue costs			$238,347	$438,511	$486,109
Unamortized term loan and mortgage debt issue costs				(2,520)	(2,032)
Total debt outstanding				$435,991	$484,077

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
3.On May 31, 2024, a subsidiary of Chatham entered into an agreement with Wells Fargo Bank to obtain a $23.3 million loan secured by the Hyatt Place Pittsburgh. The loan has a term of five years, carries a fixed interest rate of 7.29%, and is interest-only for its duration.
4.On June 6, 2024, two subsidiaries of Chatham entered into two agreements with Barclays Capital Real Estate and Wells Fargo Bank to obtain a $22.0 million loan secured by the SpringHill Suites Savannah and a $15.0 million loan secured by the Hampton Inn & Suites Exeter. Each loan has a term of ten years, carries a fixed interest rate of 6.70%, and is interest-only for its duration.
On October 28, 2022, the Company entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility. The unsecured revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, the Company executed an amendment to its unsecured revolving credit facility, increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. On May 3, 2024, the Company amended its funded unsecured term loan to increase its size from $90.0 million to $140.0 million, its current balance outstanding as of September 30, 2024.

During the nine months ended September 30, 2024, the Company repaid the maturing mortgage loans of $29.3 million on the Residence Inn Garden Grove hotel property, $34.9 million on the Residence Inn Mountain View hotel property, $27.6 million on the SpringHill Suites Savannah hotel property, $59.5 million on the Residence Inn Silicon Valley I hotel property, $65.0 million on the Residence Inn Silicon Valley II hotel property, $44.7 million on the Residence Inn San Mateo hotel property, and $18.8 million on the Hilton Garden Inn Marina del Rey hotel property. During the year ended December 31, 2023, the Company repaid the $39.3 million construction loan on the Home2 Woodland Hills hotel property, and the maturing mortgage loans of $14.4 million on the Homewood Suites San Antonio hotel property, $19.7 million on the Residence Inn Tysons hotel property, $16.0 million on the Courtyard Houston hotel property, $19.7 million on the Hyatt Place Pittsburgh hotel property, and $40.5 million on the Residence Inn Bellevue hotel property. The Company utilized cash, borrowings under its unsecured credit facility and unsecured term loan, and proceeds from its eight new mortgage loans to repay these loans.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of September 30, 2024 and December 31, 2023 was $185.2 million and $396.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2024, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of September 30, 2024 and December 31, 2023 was $265.0 million and $90.0 million, respectively.
The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2024, one of our mortgage debt lenders has enforced cash trap provisions resulting in $0.3 million of restricted cash. The Company does not expect that such cash traps will affect its ability to satisfy its short-term liquidity requirements.
Future scheduled principal payments of debt obligations as of September 30, 2024, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2024 (remaining three months)	$14,311
2025	155,975
2026	125,000
2027	—
2028	24,590
Thereafter	118,635
Total debt before unamortized debt issue costs	$438,511
Unamortized term loan and mortgage debt issue costs	(2,520)
Total debt outstanding	$435,991

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

7.    Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three and nine months ended September 30, 2024 and 2023.
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS has generated taxable losses over the last three years. As of September 30, 2024, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

8.    Dividends Declared and Paid

Common Dividends

The Company declared total common share dividends of $0.21 per share and distributions on LTIP units of $0.21 per unit for the nine months ended September 30, 2024. The Company declared total common share dividends of $0.21 per share and distributions on LTIP units of $0.21 per unit for the nine months ended September 30, 2023. The common share dividends and distributions were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
March	3/28/2024	4/15/2024	$0.07	$0.07
June	6/28/2024	7/15/2024	0.07	0.07
September	9/30/2024	10/15/2024	0.07	0.07

Total 2024			$0.21	$0.21

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount
March	3/31/2023	4/17/2023	$0.07	$0.07
June	6/30/2023	7/17/2023	0.07	0.07
September	9/29/2023	10/16/2023	0.07	0.07

Total 2023			$0.21	$0.21

Preferred Dividends

During the nine months ended September 30, 2024 and 2023, the Company declared total dividends of $1.24218 and $1.24218, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends were as follows:

	Record Date	Payment Date	Dividend per Preferred Share
March	3/28/2024	4/15/2024	$0.41406
June	6/28/2024	7/15/2024	0.41406
September	9/30/2024	10/15/2024	0.41406

Total 2024			$1.24218

	Record Date	Payment Date	Dividend per Preferred Share
March	3/31/2023	4/17/2023	$0.41406
June	6/30/2023	7/17/2023	0.41406
September	9/29/2023	10/16/2023	0.41406

Total 2023			$1.24218

9.    Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of September 30, 2024, 48,910,841 common shares were outstanding.
In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2024. As of September 30, 2024, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
In December 2017, the Company established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2024, the Company issued 1,640 common shares under the DRSPP at a weighted-average price per share of $8.45, which generated $14 thousand of proceeds. During the nine months ended September 30, 2024, the Company issued 4,392 common shares under the DRSPP at a weighted-average price of $9.25, which generated $41 thousand of proceeds. As of September 30, 2024, there was approximately $50.0 million in common shares available for issuance under the DRSPP.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of September 30, 2024, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended September 30, 2024, the Company accrued preferred share dividends of approximately $2.0 million.

Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of September 30, 2024, there were 1,909,342 vested LTIP units held by current and former employees.

10.    Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended September 30, 2024 and 2023, the Company excluded zero and zero, respectively, of unvested shares and units as their effect would have been anti-dilutive. For the nine months ended September 30, 2024 and 2023, the Company excluded 373,200 and zero, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$2,264	$5,342	$(88)	$5,662
Dividends on unvested shares and units	(32)	(27)	(96)	(83)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested shares and units	$2,232	$5,315	$(184)	$5,579
Denominator:
Weighted average number of common shares - basic	48,904,179	48,850,339	48,898,947	48,845,374
Unvested shares and units	162,285	153,745	—	130,711
Weighted average number of common shares - diluted	49,066,464	49,004,084	48,898,947	48,976,085
Basic income per common share:
Net income attributable to common shareholders per weighted average basic common share	$0.05	$0.11	$—	$0.11
Diluted income per common share:
Net income attributable to common shareholders per weighted average diluted common share	$0.05	$0.11	$—	$0.11

11.    Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based units, for which 10% of dividends on unvested performance-based units are paid and the remaining 90% of dividends are accrued and not paid until those units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2024 and 2023, the Company issued 43,670 and 43,378 common shares, respectively, to its independent trustees as compensation for services performed in 2023 and 2022, respectively. As of September 30, 2024, there were 722,380 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the nine months ended September 30, 2024 and the year ended December 31, 2023 is as follows:

	For the nine months ended		For the year ended
	September 30, 2024		December 31, 2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	5,789	$11.78	6,666	$11.47
Granted	2,943	10.20	2,457	12.21
Vested	(4,151)	11.62	(3,334)	11.47
Non-vested at end of the period	4,581	$10.91	5,789	$11.78

As of September 30, 2024 and December 31, 2023, there were $38 thousand and $45 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2024, these costs were expected to be recognized over a weighted-average period of approximately 2.0 years. For the three months ended September 30, 2024 and 2023, the Company recognized approximately $9 thousand and $12 thousand, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recognized approximately $37 thousand and $35 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the nine months ended September 30, 2024 and the year ended December 31, 2023 is as follows:

	For the nine months ended		For the year ended
	September 30, 2024		December 31, 2023
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	999,955	$15.37	905,525	$15.03
Granted	512,264	11.18	466,988	14.36
Vested	(322,025)	14.03	(372,558)	13.27
Forfeited	(28,391)	15.91	—	—
Non-vested at end of the period	1,161,803	$13.88	999,955	$15.37

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
The Company recorded $1.5 million and $1.4 million in compensation expense related to the LTIP units for the three months ended September 30, 2024 and 2023, respectively, and $4.5 million and $4.2 million in compensation expense related to the LTIP units for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there was $8.4 million and $7.1 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.9 years, which represents the weighted-average remaining vesting period of the LTIP units.

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
The Company signed a new 10-year corporate office lease in May 2024, which was subsequently amended in September 2024, that will commence when the Company takes possession of the space for leasehold improvements, on or before September 1, 2026. Annual base rent will range from $0.6 million to $0.7 million over the term of the lease. The new office lease will be shared with a related party and the Company will be reimbursed for the pro-rata share of rentable space that will be occupied by the related party.
For the nine months ended September 30, 2024, the Company made $0.9 million of fixed lease payments and $0.7 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the nine months ended September 30, 2024, the Company made $0.5 million of fixed lease payments related to its corporate office lease, which is included in general and administrative expense in our consolidated statement of operations.
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
The following table includes information regarding the ROU assets and lease liabilities of the Company as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance Sheet Classification	ROU Asset as of September 30, 2024	ROU Asset as of December 31, 2023
Finance lease assets, net	Investment in hotel properties, net	$43,174	$—
Operating lease assets, net	Right of use asset, net	17,699	18,141
Total ROU asset, net		$60,873	$18,141

	Balance Sheet Classification	Lease Liability as of September 30, 2024	Lease Liability as of December 31, 2023
Finance lease liability	Lease liability	$278	$—
Operating lease liability	Lease liability	20,471	20,808
Total lease liability		$20,749	$20,808

Lease Term and Discount Rate	September 30, 2024
Weighted-average remaining lease term (years)	41.6
Weighted-average discount rate	6.89%

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of September 30, 2024, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2024 (remaining three months)	$472
2025	1,966
2026	1,768
2027	1,313
2028	1,338
Thereafter	62,510
Total lease payments	$69,367
Less: Imputed interest	(48,618)
Present value of lease liabilities	$20,749

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
Management fees totaled approximately $3.0 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and $8.1 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $7.0 million and $7.0 million for the three months ended September 30, 2024 and 2023, respectively, and $19.4 million and $19.1 million for the nine months ended September 30, 2024 and 2023, respectively. The initial term of the agreements range from 10 to 30 years with the weighted-average expiration being June 2034.

14.    Related Party Transactions

As of September 30, 2024, Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, owns 100% of IHM. As of September 30, 2024, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended September 30, 2024 and 2023 were $3.0 million and $3.0 million, respectively, and for the nine months ended September 30, 2024 and 2023 were $8.1 million and $8.1 million, respectively. At September 30, 2024 and December 31, 2023, the amounts due to IHM were $0.7 million and $0.4 million, respectively.
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

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “will,” “could” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. Some factors that might cause such a difference include the following: local, national and global economic conditions, uncertainty surrounding the financial stability of the United States, Europe and China, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, a potential recessionary environment, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics like COVID-19, epidemics or other public health emergencies or fear of such events, the impact of and changes to various government programs, and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At September 30, 2024, our leverage ratio was 24.3% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid 20s and the low 50s. As of September 30, 2024, we have total debt of $438.5 million at a weighted-average interest rate of approximately 6.8%.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR increased 0.9% for the three months ended September 30, 2024, with RevPAR flat in July 2024, up 3.9% in August 2024 and down 1.3% in September 2024. We expect that over the remainder of 2024, lodging industry RevPAR will increase modestly.

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

Results of operations for the three months ended September 30, 2024 include the operating activities of the hotels we owned during the period. We sold one hotel located in Denver, CO on January 9, 2024 and acquired one hotel located in Phoenix, AZ on May 30, 2024. The changes in results described below were driven primarily by the continued recovery of business travel following the COVID-19 pandemic, the sale of one hotel, the acquisition of one hotel, and inflationary cost pressures.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2024	September 30, 2023	% Change
Room	$80,236	$79,862	0.5%
Food and beverage	1,832	1,975	(7.2)%
Other	4,826	4,623	4.4%
Reimbursable costs from related parties	283	281	0.7%
Total revenue	$87,177	$86,741	0.5%

Total revenue was $87.2 million for the three months ended September 30, 2024, up $0.5 million compared to total revenue of $86.7 million for the corresponding 2023 period. The increase in total revenue primarily was related to the 1.3% increase in same property RevPAR. One hotel owned during the three months ended September 30, 2024, which was not owned during the three months ended September 30, 2023, contributed $1.4 million of revenue during the three months ended September 30, 2024. This was offset by the decrease in revenue from the sale of one hotel that contributed $0 in room revenue for the three months ended September 30, 2024, down $2.1 million from the $2.1 million that hotel contributed for the corresponding 2023 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 92.0% and 92.1% of total revenue for the three months ended September 30, 2024 and 2023, respectively.

Food and beverage revenue was $1.8 million for the three months ended September 30, 2024, down $0.2 million compared to $2.0 million for the corresponding 2023 period. The decline in food and beverage revenue was related to the sale of one hotel.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $4.8 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively. The increase in other operating revenue primarily was related to increases in revenue from parking.

Reimbursable costs from related parties were $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels owned by us as of September 30, 2024 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2024		2023		Percentage Change
	Same Property (38 hotels)	Actual (39 hotels)	Same Property (38 hotels)	Actual (39 hotels)	Same Property (38 hotels)	Actual (39 hotels)
Occupancy	79.9%	79.2%	79.9%	79.6%	0.0%	(0.5)%
ADR	$187.52	$187.07	$185.14	$184.45	1.3%	1.4%
RevPAR	$149.81	$148.25	$147.90	$146.76	1.3%	1.0%

For the three months ended September 30, 2024 same property RevPAR increased 1.3% due to an increase in ADR of 1.3% and no change in occupancy. Same property RevPAR increased 0.2% in July 2024, increased 0.3% in August 2024, and increased 3.4% in September 2024. Same property RevPAR was $154.72 in July 2024, $143.59 in August 2024, and $151.16 in September 2024.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2024	September 30, 2023	% Change
Hotel operating expenses:
Room	$17,011	$17,223	(1.2)%
Food and beverage	1,592	1,510	5.4%
Telephone	343	385	(10.9)%
Other hotel operating	1,188	949	25.2%
General and administrative	7,506	7,503	—%
Franchise and marketing fees	6,990	6,980	0.1%
Advertising and promotions	1,677	1,538	9.0%
Utilities	3,946	3,758	5.0%
Repairs and maintenance	4,178	4,111	1.6%
Management fees	2,959	2,994	(1.2)%
Insurance	851	717	18.7%
Total hotel operating expenses	$48,241	$47,668	1.2%

Hotel operating expenses increased $0.5 million, or 1.2%, to $48.2 million for the three months ended September 30, 2024 from $47.7 million for the three months ended September 30, 2023. The primary causes of the increase in hotel operating expenses were increases in insurance costs, utilities costs, and other hotel operating expenses.

Room expenses, which are the most significant component of hotel operating expenses, decreased $0.2 million from $17.2 million for the three months ended September 30, 2023 to $17.0 million for the three months ended September 30, 2024. The decrease in room expenses primarily was related to a decrease in costs for overtime, outsourced contracted labor, and travel agent commissions.

The remaining hotel operating expenses increased $0.8 million, from $30.4 million for the three months ended September 30, 2023 to $31.2 million for the three months ended September 30, 2024. The increase in other remaining expenses primarily was related to increases in insurance and utilities costs.

Depreciation and Amortization

Depreciation and amortization expense was $15.3 million and $14.7 million for the three months ended September 30, 2024 and 2023, respectively.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.5 million from $6.0 million for the three months ended September 30, 2023 to $6.5 million for the three months ended September 30, 2024. The increase was primarily related to increases in property tax assessments and an increase in insurance costs.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.7 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively) was $2.7 million for the three months ended September 30, 2024 versus $2.6 million for the three months ended September 30, 2023.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of corporate payroll and rent costs were $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $0.4 million from $0.5 million for the three months ended September 30, 2023 to $0.1 million for the three months ended September 30, 2024. The decrease was due to lower cash balances during the three months ended September 30, 2024.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $1.5 million from $6.8 million for the three months ended September 30, 2023 to $8.3 million for the three months ended September 30, 2024 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2024	September 30, 2023	% Change
Mortgage debt interest	$2,994	$4,762	(37.1)%
Credit facility and term loan interest and unused fees	4,883	1,783	173.9%
Interest on finance lease liability	6	—	100.0%
Amortization of deferred financing costs	379	304	24.7%
Total	$8,262	$6,849	20.6%

The increase in interest expense was due to the refinancing of maturing debt which had interest rates below current levels.

Income Tax Expense

Income tax expense remained unchanged at zero for the three months ended September 30, 2024 and 2023. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS has generated taxable losses over the last three years and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income

Net income was $4.3 million for the three months ended September 30, 2024, compared to net income of $7.5 million for the three months ended September 30, 2023. The change in net income was primarily due to the factors discussed above.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

Results of operations for the nine months ended September 30, 2024 include the operating activities of the hotels we owned for the entire period. We sold one hotel located in Denver, CO on January 9, 2024 and acquired one hotel located in Phoenix, AZ on May 30, 2024. The changes in results described below were driven primarily by the continued recovery of business travel following the COVID-19 pandemic, the sale of one hotel, the acquisition of one hotel, and inflationary cost pressures.

Revenues
Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2024	September 30, 2023	% Change
Room	$221,762	$219,019	1.3%
Food and beverage	5,806	6,156	(5.7)%
Other	13,695	12,646	8.3%
Reimbursable costs from related parties	836	1,011	(17.3)%
Total revenue	$242,099	$238,832	1.4%

Total revenue was $242.1 million for the nine months ended September 30, 2024, up $3.3 million compared to total revenue of $238.8 million for the corresponding 2023 period. The increase in total revenue primarily was related to the 2.1% increase in same property RevPAR, the acquisition of one hotel on May 30, 2024, partially offset by the decrease in revenue from the sale of one hotel January 9, 2024. The one hotel acquired during the nine months ended September 30, 2024, which was not owned during the nine months ended September 30, 2023, contributed $1.8 million of revenue during the nine months ended September 30, 2024. This was partially offset by the decrease in revenue from the sale of one hotel that contributed $0.1 million in room revenue for the nine months ended September 30, 2024, down $4.9 million from the $5.0 million that hotel contributed for the corresponding 2023 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.6% and 91.7% of total revenue for the nine months ended September 30, 2024 and 2023, respectively.

Food and beverage revenue was $5.8 million for the nine months ended September 30, 2024, down $0.4 million compared to food and beverage revenue of $6.2 million for the corresponding 2023 period. The decrease in food and beverage revenue was related to the sale of one hotel.

Other operating revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, increased $1.1 million to $13.7 million for the nine months ended September 30, 2024 compared to $12.6 million for the corresponding 2023 period. The increase in other operating revenue primarily was related to increases in revenue from parking.

Reimbursable costs from related parties were $0.8 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels we owned as of September 30, 2024 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2024		2023		Percentage Change
	Same Property (38 hotels)	Actual (40 hotels)	Same Property (38 hotels)	Actual (39 hotels)	Same Property (38 hotels)	Actual (40 / 39 hotels)
Occupancy	77.4%	77.1%	76.2%	75.7%	1.6%	1.8%
ADR	$180.93	$180.73	$180.03	$179.15	0.5%	0.9%
RevPAR	$140.08	$139.35	$137.16	$135.68	2.1%	2.7%
For the nine months ended September 30, 2024 same property RevPAR increased 2.1% due to an increase in ADR of 0.5% and an increase in occupancy of 1.6% primarily related to the continued recovery of business travel following the COVID-19 pandemic.

Hotel Operating Expenses
Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2024	September 30, 2023	% Change
Hotel operating expenses:
Room	$49,110	$45,918	7.0%
Food and beverage	4,683	4,651	0.7%
Telephone	991	1,106	(10.4)%
Other hotel operating	3,031	2,812	7.8%
General and administrative	21,903	21,616	1.3%
Franchise and marketing fees	19,415	19,121	1.5%
Advertising and promotions	4,604	4,513	2.0%
Utilities	10,061	9,807	2.6%
Repairs and maintenance	12,235	11,735	4.3%
Management fees	8,118	8,073	0.6%
Insurance	2,504	2,117	18.3%
Total hotel operating expenses	$136,655	$131,469	3.9%

Hotel operating expenses increased $5.2 million to $136.7 million for the nine months ended September 30, 2024 from $131.5 million for the nine months ended September 30, 2023. The increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the continued recovery of business travel following the COVID-19 pandemic, increases in staffing levels, wage and benefit costs, insurance costs, and inflation. The one hotel acquired during the nine months ended September 30, 2024, which was not owned during the nine months ended September 30, 2023, contributed $1.2 million of operating expenses during the nine months ended September 30, 2024. The increase was partially offset by the sale of one hotel during the first quarter of 2024 that contributed $0.2 million of operating expenses during the nine months ended September 30, 2024, down $3.2 million from the $3.4 million the sold hotel contributed during the nine months ended September 30, 2023.

Room expenses, which are the most significant component of hotel operating expenses, increased $3.2 million from $45.9 million for the nine months ended September 30, 2023 to $49.1 million for the nine months ended September 30, 2024. The increase in room expenses was related to an increase in occupancies and revenues at our hotels due to the continued recovery of business travel following the COVID-19 pandemic, increased staffing levels, wage and benefit costs, and inflation.

The remaining hotel operating expenses increased $1.9 million, from $85.6 million for the nine months ended September 30, 2023 to $87.5 million for the nine months ended September 30, 2024. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the continued recovery of business travel following the COVID-19 pandemic, increased insurance costs, and inflation.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million from $43.6 million for the nine months ended September 30, 2023 to $45.5 million for the nine months ended September 30, 2024.
Property Taxes, Ground Rent and Insurance
Total property taxes, ground rent and insurance expenses decreased $0.5 million from $18.2 million for the nine months ended September 30, 2023 to $17.7 million for the nine months ended September 30, 2024. The decrease was primarily related to successful property tax appeals at multiple hotel properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock-based compensation of $4.9 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively) increased $0.1 million to $8.7 million for the nine months ended September 30, 2024 from $8.6 million for the nine months ended September 30, 2023.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of corporate payroll and rent costs were $0.8 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

(Loss) Gain on Sale of Hotel Property

Loss on sale of hotel property was $0.2 million for the nine months ended September 30, 2024 compared to a gain on sale of hotel property of $0.1 million for the nine months ended September 30, 2023. The HGI Denver Tech hotel property was sold on January 9, 2024 which resulted in a loss of $0.2 million.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $0.9 million from $0.7 million for the nine months ended September 30, 2023 to $1.6 million for the nine months ended September 30, 2024. The increase was due to higher cash balances and higher interest rates received on cash balances during the nine months ended September 30, 2024.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $3.6 million from $19.7 million for the nine months ended September 30, 2023 to $23.3 million for the nine months ended September 30, 2024 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2024	September 30, 2023	% Change
Mortgage debt interest	$13,148	$14,020	(6.2)%
Credit facility and term loan interest and unused fees	9,092	4,399	106.7%
Interest on finance lease liability	8	—	100.0%
Interest rate cap	—	(16)	(100.0)%
Construction loan interest	—	415	(100.0)%
Amortization of deferred financing costs	1,044	911	14.6%
Total	$23,292	$19,729	18.1%

The increase in interest expense was due to the refinancing of maturing debt which had interest rates below current levels.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt decreased $0.7 million from $0.7 million for the nine months ended September 30, 2023. The loss in 2023 is related to the Company's repayment of the construction loan on the Home2 Woodland Hills hotel property.

Gain from Partial Lease Termination

Gain from partial lease termination decreased $0.2 million from $0.2 million for the nine months ended September 30, 2023. The gain in 2023 is related to the Company's termination of a portion of its corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2024 and 2023 was $0 and $0, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS is expecting taxable losses in 2024 and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income

Net income was $5.9 million for the nine months ended September 30, 2024, a decrease of $5.9 million from net income of $11.8 million for the nine months ended September 30, 2023. The change in net income was primarily due to the factors discussed above.

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

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Funds From Operations (“FFO”):
Net income	$4,339	$7,499	$5,889	$11,822
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income (loss) attributable to common shares and common units	2,352	5,512	(73)	5,860
Loss (gain) on sale of hotel properties	14	(1)	154	(56)
Depreciation of hotel properties owned	14,803	14,634	44,711	43,454
FFO attributable to common share and unit holders	17,169	20,145	44,792	49,258
Amortization of finance lease assets	430	—	580	—
Other charges	—	6	77	44
Loss on early extinguishment of debt	—	5	17	696
Gain from partial lease termination	—	—	—	(164)
Adjusted FFO attributable to common share and unit holders	$17,599	$20,156	$45,466	$49,834
Weighted average number of common shares and units
Basic	50,813,521	50,437,656	50,737,772	50,352,175
Diluted	50,975,806	50,591,401	51,110,972	50,482,886

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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$4,339	$7,499	$5,889	$11,822
Interest expense, including amortization of deferred fees	8,262	6,849	23,292	19,729
Depreciation and amortization	15,287	14,687	45,455	43,615
EBITDA	27,888	29,035	74,636	75,166
Loss (gain) on sale of hotel properties	14	(1)	154	(56)
EBITDAre	27,902	29,034	74,790	75,110
Other charges	—	6	77	44
Loss on early extinguishment of debt	—	5	17	696
Gain from partial lease termination	—	—	—	(164)
Share based compensation	1,651	1,555	4,911	4,562
Adjusted EBITDA	$29,553	$30,600	$79,795	$80,248

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
The following is a presentation of, and a reconciliation of net income to, Adjusted Hotel EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2024	2023	2024	2023

Net income		$4,339	$7,499	$5,889	$11,822
Add:	Interest expense, including amortization of deferred fees	8,262	6,849	23,292	19,729
	Depreciation and amortization	15,287	14,687	45,455	43,615
	Corporate general and administrative	4,395	4,218	13,623	13,172
	Other charges	—	6	77	44
	Loss on early extinguishment of debt	—	5	17	696
	Loss on sale of hotel properties	14	—	154	—
Less:	Interest and other income	(97)	(479)	(1,627)	(688)
	Gain on sale of hotel properties	—	(1)	—	(56)
	Gain from partial lease termination	—	—	—	(164)
	Adjusted Hotel EBITDA	$32,200	$32,784	$86,880	$88,170

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

Cash, cash equivalents, and restricted cash totaled $28.8 million as of September 30, 2024, a decrease of $56.9 million from December 31, 2023, primarily due to net cash provided by operating activities of $60.9 million, net cash used in investing activities of $52.1 million, and net cash used in financing activities of $65.7 million.

Cash from Operations

Net cash flows provided by operating activities decreased $5.4 million to $60.9 million during the nine months ended September 30, 2024 compared to $66.3 million during the nine months ended September 30, 2023. The decrease in cash from operating activities was primarily due to higher interest expense and higher operating costs, partially offset by improving revenue from our hotels which generated same property RevPAR growth of 2.1% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Investing Activities Cash Flows

Net cash flows used in investing activities increased $30.7 million to $(52.1) million during the nine months ended September 30, 2024 compared to $(21.4) million during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net cash flows used in investing activities of $(52.1) million consisted of $24.9 million related to capital improvements on our hotels, $43.7 million related to the acquisition of one hotel, and $0.7 million of payments of franchise application costs, partially offset by $17.2 million in net proceeds related to the sale of one hotel. For the nine months ended September 30, 2023, net cash flows used in investing activities of $(21.4) million consisted of $21.4 million related to capital improvements on our hotels during the period.

We expect to invest approximately $11.9 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2024, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities increased $65.6 million to $(65.7) million during the nine months ended September 30, 2024 compared to $(0.1) million during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net cash flows used in financing activities of $(65.7) million were comprised of the repayment of mortgage debt of $282.9 million, distributions to common share and unit holders of $10.8 million, distributions on preferred shares of $6.0 million, payments of financing costs of $1.1 million, and payments of offering costs on common shares of $0.3 million, partially offset by net borrowings on our revolving credit facility of $125.0 million, borrowings on our unsecured term loan of $50.0 million, and proceeds from the issuance of mortgage debt of $60.3 million. For the nine months ended September 30, 2023, net cash flows used in financing activities of $(0.1) million were comprised of the repayment of our construction loan of $39.3 million, principal payments on mortgage debt of $116.1 million, distributions to common share and unit holders of $10.7 million, distributions on preferred shares of $6.0 million, and payments of deferred financing costs of $1.0 million, partially offset by borrowings on our unsecured term loan of $90.0 million and proceeds from the issuance of five new mortgage loans of $82.9 million.

We declared total dividends of $0.21 and $0.21 per common share and LTIP unit for the nine months ended September 30, 2024 and 2023, respectively. We declared total dividends of $1.24218 and $1.24218 per Series A preferred share for the nine months ended September 30, 2024 and 2023, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•At September 30, 2024, we had total debt principal and interest obligations of $545.6 million with $59.3 million of principal and interest payable within the next 12 months from September 30, 2024. $30.1 million of debt principal obligations payable during the next 12 months relate to maturities of the Company's mortgage loans secured by the Homewood Suites Billerica and Hampton Inn & Suites Houston Medical Center hotel properties. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility, and unsecured term loan.

•Lease payments due within the next 12 months from September 30, 2024 total $1.9 million. See Note 12, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.
Liquidity and Capital Resources

At September 30, 2024, our leverage ratio was approximately 24.3% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the mid 20s and the low 50s. At September 30, 2024, we had total debt of $438.5 million at an average interest rate of approximately 6.8%.
At September 30, 2024 and December 31, 2023, we had $125.0 million and $0, respectively, in outstanding borrowings under our $260.0 million revolving credit facility. We had $140.0 million and $90.0 million in outstanding borrowings under our unsecured term loan at September 30, 2024 and December 31, 2023, respectively.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2024.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2024, one of our mortgage debt lenders has enforced cash trap provisions resulting in $0.3 million of restricted cash. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2024, the Company issued 1,640 common shares under the DRSPP at a weighted-average price per share of $8.45, which generated $14 thousand of proceeds. During the nine months ended September 30, 2024, the Company issued 4,392 common shares under the DRSPP at a weighted-average price of $9.25, which generated $41 thousand of proceeds. As of September 30, 2024, there was approximately $50.0 million in common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2024. As of September 30, 2024, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

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

We had no material off-balance sheet arrangements at September 30, 2024.

Dividend Policy

Our common share dividend policy has been to distribute, annually, approximately 100% of our annual taxable income. During the nine months ended September 30, 2024, the Company declared total common share dividends of $0.21 per share and distributions on LTIP units of $0.21 per unit. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $1.24218 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to interest rate changes primarily as a result of maintaining floating rate borrowings under our revolving credit facility and term loan, assumption of long-term debt in connection with our acquisitions, and upon refinancing of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we seek to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With respect to variable rate financing, we will assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2024 and December 31, 2023 was $185.2 million and $396.0 million, respectively.

At September 30, 2024, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2024 that are sensitive to changes in interest rates (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total/ Weighted Average	Fair Value
Floating rate:
Debt	—	$140,000	$125,000	—	—	—	$265,000	$265,000
Average interest rate	—	6.90%	6.92%	—	—	—	6.91%
Fixed rate:
Debt	$14,311	$15,975	—	—	$24,590	$118,635	$173,511	$185,212
Average interest rate	4.32%	4.25%	—	—	7.61%	7.16%	6.72%

As of September 30, 2024, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $2.7 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $265.0 million, the total balance as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of the Company's trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CHATHAM LODGING TRUST

Dated:	November 7, 2024	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)