Form 10-K
period 2024-12-31
Chatham Lodging Trust
filed 2025-02-26
CIK 1476045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the 47,928,992 common shares of beneficial interest held by non-affiliates of the registrant was $408,355,012 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2024.

The number of common shares of beneficial interest outstanding as of February 26, 2025 was 48,974,708.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2025) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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
As of December 31, 2024, the Company owned 37 hotels with an aggregate of 5,596 rooms located in 16 states and the District of Columbia.
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
As of December 31, 2024, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

As of December 31, 2024, our hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (sixteen hotels), the Homewood Suites by Hilton® brand (four hotels), the Home2 Suites by Hilton® brand (two hotels) and the TownePlace Suites by Marriott® brand (one hotel), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (four hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (three hotels), the Hilton Garden Inn by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (one hotel), the Hyatt Place® brand (two hotels), and all-suite hotels that operate under the upper upscale Embassy Suites® brand (one hotel).

We primarily invest in upscale extended-stay hotels such as Homewood Suites by Hilton®, Residence Inn by Marriott®, Home2 Suites by Hilton®, and TownePlace Suites by Marriott®. We also invest in upscale or upper upscale all-suite hotels such as SpringHill Suites by Marriott® and Embassy Suites®. Extended-stay and all-suite hotels typically have the following characteristics:

•	principal customer base includes business travelers, whether short-term transient travelers or those on extended assignments and corporate relocations;

•	services and amenities include complimentary breakfast, high-speed internet access, in-room movie channels, limited meeting space, linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and

•	physical facilities include large suites, quality construction, full separate kitchens in each guest suite or suites that include a wet bar, refrigerator and microwave, quality room furnishings, pool, and exercise facilities.

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

•
Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 100% owned by Mr. Fisher that as of December 31, 2024, managed all of our hotels. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•
Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment) at a level that will be similar to the levels at which we have operated in the past. We have maintained a leverage ratio between the mid 20s and the low 50s. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. At December 31, 2024, our leverage ratio was approximately 23.1 percent, which decreased from 24.8 percent at December 31, 2023. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

As of December 31, 2024, certain key terms of our management agreements for our 37 hotels were as follows (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn White Plains	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn New Rochelle	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Garden Grove	IHM	3.0%	$1,500	$1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	$1,200	$1,000	1.0%
Courtyard Houston	IHM	3.0%	$1,500	$1,000	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	$1,500	$1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	$1,500	$1,000	1.0%
SpringHill Suites Savannah	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Addison	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Dallas	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Woodland Hills	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Destin Miramar Beach	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Phoenix Downtown	IHM	3.0%	$1,500	$1,000	1.0%
Management fees totaled approximately $10.7 million, $10.6 million and $10.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Hotel Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Certain key terms of our franchise agreements for our hotels as of December 31, 2024 were as follows:

Property	Franchise Company	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	Promus Hotels, Inc.	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	Hampton Inns Franchise LLC	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	Marriott International, Inc.	5.5%	2.5%	2025
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Promus Hotels, Inc.	4.0%	4.0%	2026
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Courtyard Houston	Marriott International, Inc.	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
SpringHill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	5.0%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6.0%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	Hilton Garden Inns Franchise LLC	5.5%	4.0%	2037
Courtyard Summerville	Marriott International, Inc.	6.0%	2.5%	2037
Embassy Suites Springfield	Hilton Franchise Holding LLC	5.5%	4.0%	2037
Residence Inn Summerville	Marriott International, Inc.	6.0%	2.5%	2038
Courtyard Dallas	Marriott International, Inc.	6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	Marriott International, Inc.	6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	Marriott International, Inc.	5.5%	2.0%	2041
Home2 Suites Woodland Hills	Hilton Franchise Holding LLC	5.0%	3.0%	2040
Hilton Garden Inn Destin Miramar Beach	Hilton Franchise Holding LLC	5.5%	4.0%	2042
Home2 Suites Phoenix Downtown	Hilton Franchise Holding LLC	3.0% to 5.0%	3.5%	2044

Franchise and marketing/program fees totaled approximately $25.4 million, $24.9 million and $23.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Leases
The Company is the lessee under ground, property, air rights, garage and office lease agreements for certain of its properties. The Company's leases are classified as operating or finance leases. The Company recognizes a right of use ("ROU") asset and lease liability at the estimated present value of the minimum lease payments over the lease term. The leases typically provide multi-year renewal options to extend the term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
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
The Residence Inn New Rochelle hotel property is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2024 under these leases amounted to approximately $32 thousand per quarter.
The Hilton Garden Inn Marina del Rey hotel property is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $47 thousand per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of five years each. On June 1, 2023, the Company executed an amendment to the corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million. The partial termination of this lease required the Company to apply ASC 842 and remeasure the ROU asset and lease liability and recognize those adjustments in the consolidated statements of operations. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.
The Company entered into a new 10-year corporate office lease in May 2024, which was subsequently amended in September 2024, that will commence when the Company takes possession of the space for leasehold improvements, on or before September 1, 2026. Annual base rent will range from $0.6 million to $0.7 million over the term of the lease. The new office space will be shared with a related party and the Company will be reimbursed for the pro-rata share of rentable space that will be occupied by the related party.
Finance Leases
The Home2 Phoenix hotel property is subject to a Government Property Lease Excise Tax ("GPLET") agreement with the City of Phoenix. As part of the agreement, title of the hotel property was conveyed to the City of Phoenix and leased back to the Company for a term of 8 years with fixed annual rent payments ranging from $26 thousand to $81 thousand. Title of the hotel property will be re-conveyed to the Company at no cost at the expiration of the 8-year lease term. The GPLET agreement can be terminated by the Company at any time for a fee of $0.1 million and title of the hotel property would be re-conveyed back to the Company.

The Home2 Phoenix ROU assets are recorded as finance lease assets within Investment in hotel properties, net and the lease liability is recorded within Lease liability in the Company’s consolidated balance sheet. Expenses related to the finance lease are included in depreciation and amortization and interest expense, in the Company’s consolidated statements of operations.

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2024, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2025	$1,966
2026	1,768
2027	1,313
2028	1,338
2029	1,338
Thereafter	61,172
Total lease payments	$68,895

Human Capital

As of February 26, 2025, we had 17 employees. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse set of talent that translates into a strong and successful workforce. To support these objectives, our human resource programs are designed to develop talent to prepare employees for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance our culture through efforts to foster, promote and preserve a culture of inclusion and belonging; and invest in technology, tools, and resources to enable employees at work.

Corporate Responsibility

We are committed to creating value while being responsible stewards at our hotels, in the community, and in our industry. While the COVID-19 pandemic presented tumultuous challenges, the new reality we experienced reinforced our desire to formalize our historical efforts relating to Environmental, Social, and Governance (ESG) issues into a more structured corporate responsibility strategy. We published our first Corporate Responsibility Report in March 2021.

In February 2022, the Company established a standalone Environmental Social and Governance Committee made up of members of the Board of Trustees of the Company (the "Board of Trustees") and two of our executive officers.

In December 2024, we published our annual Corporate Responsibility Report which includes reporting with standards from the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD). The report is available on our website at www.chathamlodgingtrust.com.

Environmental and Sustainability

Our initiatives are intended to improve energy efficiency at our hotels and enhance the value and profitability of our hotels. Among these energy efficiency programs are the installation of energy efficient lighting, guestroom “smart” thermostats that adjust room conditions based upon occupancy status, low-flow toilet systems, and recycling laundry water. We are committed to seeking new environmental initiatives to implement across our portfolio.

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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2024, managed all of our hotels and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

The management of the hotels in our portfolio is currently concentrated in one hotel management company.

As of December 31, 2024, IHM managed all 37 of our hotels. As a result, a substantial portion of our revenue is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

We were co-investors in joint ventures in the past, and we may invest in additional joint ventures in the future. We may not be in a position to exercise decision-making authority regarding the properties owned through joint ventures that we may invest in. Our joint-venture partners may be able to make certain important decisions about our joint venture and the joint-venture properties without our approval or consent. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including reliance on our joint-venture partners and the possibility that joint-venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint-venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner would have full control over the partnership or joint venture. Any disputes that may arise between us and our joint-venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our joint-venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners.

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

Our Chief Executive Officer, Mr. Fisher, owned 100% of IHM, a hotel management company that, as of December 31, 2024, managed all of our hotels and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

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

Over the last several years, inflation in the United States and the rest of the world rose to levels not experienced in decades, and currency volatility and downgrades to the U.S. government’s credit rating, or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise further. These increases, and even government interventions intended to mitigate such increases, could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the availability of capital. Although we have the ability to pass on these increased costs associated with providing services by adjusting room rates, the cost to operate and maintain our hotel properties could increase faster or at a rate greater than our ability to increase room rates, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to shareholders.

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

The lodging industry is cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry's performance and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or a continued growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

In addition, much of the sensitive information relating to hotel guests is controlled by the respective franchisor companies, affiliates of Marriott International, Inc., Hilton Worldwide Holdings, Inc., and Hyatt Hotels Corporation, each of which is a public company with cybersecurity protection policies in place which each publicly discloses.

In addition, to aid its own security, the Company has adopted a number of cybersecurity policies including an Incident Response Plan, an Acceptable Use Policy for employees and a Service Provider Cybersecurity Management Policy (collectively, the “Cybersecurity Policies”), through which the Company ensures that key vendors with access to sensitive information have contractual terms obligating their compliance with the Company's processes, policies and procedures.

IHM, in coordination with our General Counsel, is responsible for testing the Incident Response Plan on a periodic basis. In addition, our Audit Committee and General Counsel will review on at least an annual basis the Incident Response Plan and update the Incident Response Plan, as appropriate, to address applicable legal requirements and the Company’s policies, procedures and information security and business objectives. Periodically, the Audit Committee will review (i) the Cybersecurity Policies and (ii) the Company’s cybersecurity risk exposure and discusses steps management has taken to monitor or mitigate such risk exposure.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Governance of Cybersecurity Risks

The Audit Committee of the Board has the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. IHM and the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel (collectively, the “Executive Leadership Team”) are responsible for assessing and managing cybersecurity risks. Certain members of IHM periodically report to the Company’s management on cybersecurity issues and management presents information to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters.

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

Item 2. Properties

The following table sets forth certain operating information for our hotels as of December 31, 2024:

Property	Location	Date of Acquisition	Year Opened	Number of Rooms	Purchase Price		Purchase Price per Room	Mortgage Debt Balance

Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	Billerica, Massachusetts	4/23/2010	1999	147	$12.5	million	$85,714	—
Homewood Suites by Hilton Nashville-Brentwood	Brentwood, Tennessee	4/23/2010	1998	121	$11.3	million	$93,388	—
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	4/23/2010	1999	121	$11.5	million	$95,041	—
Hampton Inn & Suites Houston-Medical Center	Houston, Texas	7/2/2010	1997	120	$16.5	million	$137,500	$16.0	million
Residence Inn Long Island Holtsville	Holtsville, New York	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	9/23/2010	1982	136	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	10/5/2010	2000	127	$21.0	million	$169,355	—
Residence Inn Garden Grove	Garden Grove, California	7/14/2011	2003	200	$43.6	million	$218,000	—
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	7/14/2011	1996	146	$32.5	million	$222,603	—
Residence Inn Washington DC	Washington, DC	7/14/2011	1974	104	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	7/14/2011	2001	121	$37.0	million	$305,785	—
Hampton Inn Portland Downtown	Portland, Maine	12/27/2012	2011	125	$28.0	million	$229,508	—
Courtyard Houston	Houston, Texas	2/5/2013	2010	197	$34.8	million	$176,395	—
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	6/17/2013	2010	178	$40.0	million	$224,719	$23.3	million
Hampton Inn Exeter	Exeter, New Hampshire	8/9/2013	2010	111	$15.2	million	$136,937	$15.0	million
Residence Inn Bellevue	Bellevue, Washington	10/31/2013	2008	231	$71.8	million	$316,883	—
Springhill Suites Savannah	Savannah, Georgia	12/5/2013	2009	160	$39.8	million	$248,438	$22.0	million
Residence Inn Silicon Valley I	Sunnyvale, CA	6/9/2014	1983	231	$92.8	million	$401,776	—
Residence Inn Silicon Valley II	Sunnyvale, CA	6/9/2014	1985	248	$102.0	million	$411,103	—
Residence Inn San Mateo	San Mateo, CA	6/9/2014	1985	160	$72.7	million	$454,097	—
Residence Inn Mountain View	Mountain View, CA	6/9/2014	1985	144	$56.4	million	$503,869	—
Hyatt Place Cherry Creek	Glendale, CO	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	11/17/2014	2000	176	$24.1	million	$137,178	—
Residence Inn San Diego Gaslamp	San Diego, CA	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	9/17/2015	1998	136	$45.1	million	$336,194	—
Home2 Suites Woodland Hills	Woodland Hills, CA	8/29/2017	2022	170	$70.9	million	$418,107	—
Hilton Garden Inn Portsmouth	Portsmouth, NH	9/20/2017	2006	131	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	11/15/2017	2014	96	$20.2	million	$210,417	$9.0	million
Embassy Suites Springfield	Springfield, VA	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	8/27/2018	2018	96	$20.8	million	$216,667	$9.5	million
Dallas DT Courtyard	Dallas, TX	12/5/2018	2018	167	$49.0	million	$293,413	$24.5	million
Residence Inn Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2016	132	$37.0	million	$280,000	$20.9	million
TownePlace Suites Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2021	137	$34.3	million	$250,000	$19.1	million
Hilton Garden Inn Destin Miramar Beach	Miramar Beach, FL	3/8/2022	2020	111	$31.0	million	$279,000	—
Home2 Suites Phoenix Downtown	Phoenix, AZ	5/30/2024	2024	148	$43.3	million	$293,000	—

Total				5,596	$1,476.0	million	$263,760	$159.2	million

We lease our headquarters at 222 Lakeview Avenue, Suite 200, West Palm Beach, FL 33401. The lease for our headquarters has an initial term that expires in 2026. We entered into a new 10-year corporate office lease in 2024 that will commence on or before September 1, 2026. The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expire on December 1, 2104. The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065. The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. The Home2 Phoenix Downtown hotel is subject to a finance lease with an expiration in 2032. For more information on the leases to which we or our hotels are subject, see "Item 1. Business - Leases".

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

Refer to Note 13 “Commitments and Contingencies” of the notes to consolidated financial statements for discussion of all litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3 “Legal Proceedings”.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE, on April 16, 2010 under the symbol "CLDT".

Shareholder Information

On December 31, 2024, there were 252 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2019 to the NYSE closing price per share on December 31, 2024 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE Nareit All Equity REITs Index (the “FTSE Nareit All Equity REITs”) and the FTSE Nareit Lodging/Resorts Index (the “FTSE Nareit Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2019 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the FTSE Nareit All Equity REITs and (iv) the FTSE Nareit Lodging. The total return values include any dividends paid during the period.

	Value of initial investment at December 31,
	2019	2020	2021	2022	2023	2024
Chatham Lodging Trust	$100.00	$59.73	$75.88	$68.25	$61.32	$52.81
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
FTSE Nareit All Equity REITs	$100.00	$94.14	$131.68	$98.62	$109.95	$114.71
FTSE Nareit Lodging	$100.00	$76.40	$90.32	$76.50	$94.80	$92.90

180
150
120
90
60
30
0
2019
2020
2021
2022
2023
2024
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

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its shares for the years ended December 31, 2024 and 2023, respectively:

	2024		2023
Common shares:
Ordinary income	$0.21568	77.0%	$0.28	100.0%
Return of capital	0.06432	23.0%	—	—%
Total	$0.28	100.0%	$0.28	100.0%

Series A preferred shares:
Ordinary income	$1.65624	100.0%	$1.65624	100.0%
Return of capital	—	—%	—	—%
Total	$1.65624	100.0%	$1.65624	100.0%

Equity Compensation Plan Information

     The following table provides information, as of December 31, 2024, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 11 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders¹	—	—	744,619
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	744,619
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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. Once shares are forfeited, they are not eligible to be reissued. There were no common shares forfeited in the years ended December 31, 2024 and 2023, respectively, related to such repurchases.

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
As of December 31, 2024, the Company owned 37 hotels with an aggregate of 5,596 rooms located in 16 states and the District of Columbia.
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
The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2024, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The section below provides a comparative discussion of our consolidated results of operations between fiscal year 2024 and 2023. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for comparative a discussion of our consolidated results of operations between fiscal 2023 and fiscal 2022.

Results of operations for the year ended December 31, 2024 include the operating activities of the 36 hotels we owned for the entire period and partial year results for three hotels sold during the period and one hotel acquired during the period. We sold one hotel located in Denver, CO on January 9, 2024, sold one hotel located in Maitland, FL on December 6, 2024, and sold one hotel located in Bloomington, MN on December 16, 2024. We acquired one hotel located in Phoenix, AZ on May 30, 2024. The changes in results described below were driven primarily by the continued recovery of business travel following the COVID-19 pandemic, the sale of three hotels, the acquisition of one hotel, and inflationary cost pressures.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2024	December 31, 2023	% Change
Room	$290,290	$284,999	1.9%
Food and beverage	7,737	8,124	(4.8)%
Other	18,077	16,703	8.2%
Cost reimbursements from related parties	1,105	1,283	(13.9)%
Total revenue	$317,209	$311,109	2.0%

Total revenue increased $6.1 million to $317.2 million for the year ended December 31, 2024 compared to total revenue of $311.1 million for the 2023 period. The increase in total revenue primarily was related to the 2.8% increase in same property RevPAR, the acquisition of one hotel on May 30, 2024, partially offset by the decrease in revenue from the sales of three hotels during the year ended December 31, 2024. The one hotel acquired during the year ended December 31, 2024, which was not owned during the year ended December 31, 2023, contributed $3.3 million of room revenue during the year ended December 31, 2024. This was partially offset by the decrease in revenue from the sale of three hotels that contributed $10.4 million in room revenue for the year ended December 31, 2024, down $6.3 million from the $16.7 million these hotels contributed for the year ended December 31, 2023. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.5% and 91.6% of total revenue for the years ended December 31, 2024 and 2023, respectively. Room revenue was $290.3 million and $285.0 million for the years ended December 31, 2024 and 2023, respectively, and the increase in room revenue primarily was related to the same factors discussed above.
Food and beverage revenue was $7.7 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively. The decrease in food and beverage revenue was related to the sale of three hotels.
Other revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, increased $1.4 million for the year ended December 31, 2024. The increase in other operating revenue primarily was related to increases in revenue from parking.
Reimbursed costs from related parties were $1.1 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.
As reported by Smith Travel Research, U.S. lodging industry RevPAR for the years ended December 31, 2024 and 2023 increased 1.8% and increased 4.9%, respectively, as compared to the years ended December 31, 2023 and 2022. Smith

Travel Research reported that U.S. lodging industry RevPAR increased 0.2% in the first quarter of 2024, increased 2.5% in the second quarter of 2024, increased 0.9% in the third quarter of 2024 and increased 3.6% in the fourth quarter of 2024. We expect that in 2025, lodging industry RevPAR will continue to increase modestly.
In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels owned by the Company as of December 31, 2024 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the year ended
	December 31, 2024		December 31, 2023		% Change
	Same Property (36 hotels)	Actual (40 hotels)	Same Property (36 hotels)	Actual (39 hotels)	Same Property (36 hotels)	Actual (40/39 hotels)
Occupancy	76.3%	76.3%	74.5%	74.3%	2.4%	2.7%
ADR	$181.78	$178.96	$181.13	$177.60	0.4%	0.8%
RevPAR	$138.71	$136.49	$134.94	$132.01	2.8%	3.4%
Same property RevPAR increased 2.8% due to an increase in occupancy of 2.4% and an increase in ADR of 0.4%.
Hotel Operating Expenses
Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2024	December 31, 2023	% Change
Hotel operating expenses:
Room	$65,311	$61,794	5.7%
Food and beverage expense	6,218	6,352	(2.1)%
Telephone expense	1,360	1,439	(5.5)%
Other expense	4,127	3,712	11.2%
General and administrative	28,826	28,884	(0.2)%
Franchise and marketing fees	25,355	24,897	1.8%
Advertising and promotions	6,229	6,085	2.4%
Utilities	13,161	13,007	1.2%
Repairs and maintenance	16,516	15,837	4.3%
Management fees paid to related parties	10,733	10,557	1.7%
Insurance	3,340	2,822	18.4%
Total hotel operating expenses	$181,176	$175,386	3.3%

Hotel operating expenses increased $5.8 million, or 3.3%, to $181.2 million for the year ended December 31, 2024 from $175.4 million for the year ended December 31, 2023. The increase in hotel operating expenses was related to the increase in revenues and occupancy caused by the continued recovery of business travel following the COVID-19 pandemic, increases in staffing levels, wage and benefit costs, insurance costs, and inflation. The one hotel acquired during the year ended December 31, 2024, which was not owned during the year ended December 31, 2023, contributed $2.2 million of operating expenses during the year ended December 31, 2024. The increase was partially offset by the sale of three hotels during the year ended December 31, 2024 that contributed $7.3 million of operating expenses during the year ended December 31, 2024, down $4.6 million from the $11.9 million the sold hotels contributed during the year ended December 31, 2023.

Room expenses, which are the most significant component of hotel operating expenses, increased $3.5 million from $61.8 million in 2023 to $65.3 million in 2024. The increase in room expenses was related to an increase in occupancies and revenues at our hotels due to the continued recovery of business travel following the COVID-19 pandemic, increased staffing levels, wage and benefit costs, and inflation.
The remaining hotel operating expenses increased $2.3 million, or 2.0%, from $113.6 million in 2023 to $115.9 million in 2024. The increase in other remaining expenses primarily was related to an increase in occupancies and revenues at our hotels due to the continued recovery of business travel following the COVID-19 pandemic, increased insurance costs and inflation.

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million from $58.3 million for the year ended December 31, 2023 to $60.7 million for the year ended December 31, 2024. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss

Impairment loss was $4.3 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively. The impairment loss in 2024 was due to the impairment recorded on a hotel property which is under contract to be sold. The impairment loss in 2023 was due to the impairment recorded on the HGI Denver Tech hotel property which was sold on January 9, 2024.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.2 million from $23.5 million for the year ended December 31, 2023 to $23.7 million for the year ended December 31, 2024. The increase primarily was related to increases in property tax assessments and an increase in insurance costs partially offset by successful property tax appeals at multiple hotel properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $6.4 million and $6.1 million for the years ended December 31, 2024 and 2023, respectively) increased $0.6 million to $12.0 million in 2024 from $11.4 million in 2023.

Other Charges

Other charges decreased from $2.3 million for the year ended December 31, 2023 to $0.3 million for the year ended December 31, 2024. The decrease primarily was related to the 2023 write-off of $2.2 million of previous expenditures related to the development of a hotel in California that the Company decided to no longer pursue.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $1.1 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Gain on Sale of Hotel Properties

Gain on the sale of hotel properties increased $5.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The HGI Denver Tech hotel property was sold on January 9, 2024, the HWS Maitland hotel property was sold on December 6, 2024, and the HWS Bloomington hotel property was sold on December 16, 2024, which resulted in a total gain of $5.7 million.

Interest and Other Income

Interest on cash and cash equivalents and other income increased $0.2 million from $1.5 million for the year ended December 31, 2023 to $1.7 million for the year ended December 31, 2024. The increase was due to higher cash balances and higher interest rates received on cash balances during the year ended December 31, 2024.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $3.8 million, or 13.8%, from $27.1 million for the year ended December 31, 2023 to $30.9 million for the year ended December 31, 2024. Interest expense is comprised of the following (dollars in thousands):

	For the year ended
	December 31, 2024	December 31, 2023	% Change
Mortgage debt interest	$16,085	$19,305	(16.7)%
Credit facility and term loan interest and unused fees	13,372	6,198	115.7%
Interest rate cap	—	(16)	(100.0)%
Construction loan interest	—	415	(100.0)%
Interest on finance lease liability	14	—	100.0%
Amortization of deferred financing costs	1,409	1,226	14.9%
Total	$30,880	$27,128	13.8%

The increase in interest expense was due to the refinancing of maturing debt which had interest rates below current levels.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt decreased $0.7 million from $0.7 million for the year ended December 31, 2023 to $17 thousand for the year ended December 31, 2024. The loss in 2023 is related to the Company's repayment of the construction loan on the Home2 Woodland Hills hotel property.

Gain from Partial Lease Termination

Gain from partial lease termination decreased $0.2 million from $0.2 million for the year ended December 31, 2023. The gain in 2023 is related to the Company's termination of a portion of its corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million.

Income Tax Expense

Income tax expense remained unchanged at zero for the years ended December 31, 2024 and 2023. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company's TRS is expecting the taxable income in 2024 to be offset by prior year net operating losses and recognizes a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets.

Net Income

Net income was $4.0 million for the year ended December 31, 2024, compared to net income of $2.5 million for the year ended December 31, 2023. The change in net income primarily was due to the factors discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share data):

	For the year ended
	December 31,
	2024	2023	2022
Funds From Operations (“FFO”):
Net income	$4,035	$2,488	$9,871
Preferred dividends	(7,950)	(7,950)	(7,950)
Net (loss) income attributable to common shares and common units	(3,915)	(5,462)	1,921
Gain on sale of hotel properties	(5,713)	(18)	(2,268)
Depreciation of hotel properties owned	59,513	58,040	59,123
Impairment loss	4,256	4,266	—
FFO attributed to common share and unit holders	54,141	56,826	58,776
Amortization of finance lease assets	1,010	—	—
Other charges	327	2,300	683
Loss on early extinguishment of debt	17	696	138
Gain from partial lease termination	—	(164)	—
Adjusted FFO attributed to common share and unit holders	$55,495	$59,658	59,597
Weighted average number of common shares and units
Basic	50,757,548	50,374,481	49,971,823
Diluted	51,172,183	50,532,122	50,234,903

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended
	December 31,
	2024	2023	2022
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$4,035	$2,488	$9,871
Interest expense, including amortization of deferred fees	30,880	27,128	26,454
Depreciation and amortization	60,741	58,254	59,350
EBITDA	95,656	87,870	95,675
Impairment loss	4,256	4,266	—
Gain on sale of hotel properties	(5,713)	(18)	(2,268)
EBITDAre	94,199	92,118	93,407
Other charges	327	2,300	683
Loss on early extinguishment of debt	17	696	138
Gain from partial lease termination	—	(164)	—
Share based compensation	6,398	6,117	5,551
Adjusted EBITDA	$100,941	$101,067	$99,779
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
The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2024, 2023 and 2022 (in thousands):

		For the year ended
		December 31,
		2024	2023	2022
Net income		$4,035	$2,488	$9,871
Add:	Interest expense, including amortization of deferred fees	30,880	27,128	26,454
	Depreciation and amortization	60,741	58,254	59,350
	Corporate general and administrative	18,388	17,517	17,339
	Other charges	327	2,300	683
	Impairment loss	4,256	4,266	—
	Loss on early extinguishment of debt	17	696	138
Less:	Interest and other income	(1,712)	(1,534)	(10)
	Gain on sale of hotel properties	(5,713)	(18)	(2,268)
	Gain from partial lease termination	—	(164)	—
Adjusted Hotel EBITDA		$111,219	$110,933	$111,557

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
Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2024, our leverage ratio was approximately 23.1%, which decreased from 24.8% at December 31, 2023 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. At December 31, 2024, we had total debt of $409.2 million at an average rate of approximately 6.8%. We intend to continue to fund our investments with a prudent balance of debt and equity. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.
At December 31, 2024 and 2023, we had $110.0 million and $0, respectively, in outstanding borrowings under our revolving credit facility. We had $140.0 million and $90.0 million in outstanding borrowings under our unsecured term loan at December 31, 2024 and 2023, respectively. At December 31, 2024, the maximum remaining borrowing availability under our revolving credit facility was $150.0 million. We also had mortgage debt on individual hotels aggregating $159.2 million and $396.1 million at December 31, 2024 and 2023, respectively.

On October 28, 2022, Chatham entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, Chatham executed an amendment to its unsecured revolving credit facility, increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. On May 3, 2024, the Company amended its funded unsecured term loan to increase its size from $90.0 million to $140.0 million, its current balance outstanding as of December 31, 2024. Combined with its $140.0 million unsecured delayed-draw term loan, Chatham has $400.0 million of total commitments under the new facilities. Pricing on the new facilities is based on SOFR plus a spread of 1.50% to 2.25% for the revolving credit facility and a spread of 1.45% to 2.20% for the unsecured delayed-draw term loan facility based on the Company's leverage, and a credit spread adjustment of 0.10%.
Our revolving credit facility and unsecured delayed-draw term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2024.
Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2024, one of our mortgage debt lenders have enforced cash trap provisions resulting in $0.2 million of restricted cash. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.
In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "DRSPP") which we renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. During the year ended December 31, 2024, the Company issued 5,844 common shares under the DRSPP at a weighted average price of $9.15, which generated $53 thousand of proceeds. As of December 31, 2024, there was approximately $49.9 million in common shares available for issuance under the DRSPP.
In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the year ended December 31, 2024. As of December 31, 2024, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
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

We had no material off-balance sheet arrangements at December 31, 2024.
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
Cash, cash equivalents, and restricted cash totaled $29.8 million as of December 31, 2024, a decrease of $55.9 million from December 31, 2023, primarily due to net cash provided by operating activities of $73.8 million, net cash used in investing activities of $29.2 million, and net cash used in financing activities $100.6 million.
Cash from Operations
Net cash flows provided by operating activities decreased $2.6 million to $73.8 million in 2024 compared to $76.4 million in 2023. The decrease in cash from operating activities was primarily due to an increase in interest expense.

Investing Activities Cash Flows

Net cash flows used in investing activities increased $1.1 million to $(29.2) million in 2024 compared to $(28.1) million in 2023. For the year ended December 31, 2024, net cash flows used in investing activities of $(29.2) million consisted of $30.6 million related to capital improvements on our hotels, $43.7 million related to the acquisition of one hotel, and $0.7 million of payments of franchise application costs, partially offset by $45.9 million in net proceeds related to the sale of three hotels For the year ended December 31, 2023, net cash flows used in investing activities of $28.1 million consisted of $28.1 million related to capital improvements on our hotels.

We expect to invest approximately $25.7 million on renovations, discretionary and emergency expenditures on our existing hotels in 2025, including improvements required under any brand property improvement plan ("PIP").

Financing Activities Cash Flows

Net cash flows used in financing activities increased $92.8 million to $(100.6) million in 2024 compared to $(7.7) million in 2023. For the year ended December 31, 2024, net cash flows used in financing activities of $(100.6) million were comprised of the repayment of mortgage debt of $297.2 million, distributions to common share and unit holders of $14.4 million, distributions on preferred shares of $8.0 million, payments of financing costs of $1.1 million, and payments of offering costs on common shares of $0.3 million, partially offset by net borrowings on our revolving credit facility of $110.0 million, borrowings on our unsecured term loan of $50.0 million, and proceeds from the issuance of mortgage debt of $60.3 million. For the year ended December 31, 2023, net cash flows used in financing activities of $(7.7) million were comprised of the repayment of our construction loan of $39.3 million, principal payments on mortgage debt of $117.7 million, distributions to common share and unit holders of $14.2 million, distributions on preferred shares of $8.0 million, and payments of deferred financing costs of $1.5 million, partially offset by borrowings on our unsecured term loan of $90.0 million and proceeds from the issuance of five new mortgage loans of $82.9 million.
We declared total dividends of $0.28 and $0.28 per common share and LTIP unit, respectively, for the year ended December 31, 2024, and $0.28 and $0.28 per common share and LTIP unit, respectively, for the year ended December 31, 2023. We declared total dividends of $1.65624 and $1.65624 per Series A preferred share for the years ended December 31, 2024 and 2023, respectively.
Material Cash Requirements
Our material cash requirements include the following contractual obligations:

•At December 31, 2024, we had total debt principal and interest obligations of $506.1 million with $181.6 million of principal and interest payable within the next 12 months from December 31, 2024 (excluding available extension options). Debt principal obligations payable during the next 12 months consists of $16.0 million related to the maturity of the Company's mortgage loan secured by the Hampton Inn & Suites Houston-Medical Center hotel property and $140.0 million related to the initial maturity of the Company's unsecured term loan. The Company has two 1-year extension options for its $140.0 million unsecured term loan. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and unsecured term loan.

•Lease payments due within the next 12 months from year-end 2024 total $2.0 million. See Note 12, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

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

Our hotel properties are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period.This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2024, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2023, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2022, there were no impairment losses.
For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value of the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2024, we had no hotel properties that met the criteria to be presented as held for sale.

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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2024 and 2023 was $164.8 million and $396.0 million, respectively.
At December 31, 2024, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2024 that are sensitive to changes in interest rates (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Floating rate:
Debt	$140,000	$110,000	$—	$—	$—	$—	$250,000	$250,000
Average interest rate	6.75%	6.66%	—	—	—	—	6.71%
Fixed rate:
Debt	$15,957	$—	$—	$24,590	$23,681	$94,954	$159,182	$164,817
Average interest rate	4.25%	—	—	7.61%	7.29%	7.12%	6.93%

As of December 31, 2024, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $2.5 million annually. This assumes that the total amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $250.0 million, the balance as of December 31, 2024.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 6, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 6, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 6, 2025.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 6, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 6, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.    Financial Statements

See the Index to Consolidated Financial Statements at pages F-1

2.     Financial Statement Schedules

The following financial statement schedule is included herein at page F-33:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024

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

19.1†	Chatham Lodging Trust Insider Trading Policy

21.1†	List of Subsidiaries of Chatham Lodging Trust

23.1†	PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Chatham Lodging Trust Clawback Policy(13)

101.INS**	The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document

† Filed herewith.

†† Furnished herewith.

*    Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34693).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 1, 2022 (File No. 001-34693).
(9)	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2021 (File No. 001-34693).
(10)	Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).
(11)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2021 (File No. 001-34693).
(12)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 (File No. 001-34693).
(13)	Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2024 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 26, 2025	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2025
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025
Jeremy B. Wegner

/s/ EDWIN B. BREWER, JR.	Trustee	February 26, 2025
Edwin B. Brewer, Jr.

/s/ DAVID GRISSEN	Trustee	February 26, 2025
David Grissen

/s/ MARY ELIZABETH HIGGINS	Trustee	February 26, 2025
Mary Elizabeth Higgins

/s/ ROBERT PERLMUTTER	Trustee	February 26, 2025
Robert Perlmutter

/s/ ROLF E. RUHFUS	Trustee	February 26, 2025
Rolf E. Ruhfus

/s/ ETHEL ISAACS WILLIAMS	Trustee	February 26, 2025
Ethel Isaacs Williams

F-62

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Evaluation of Investments in Hotel Properties

As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2024, the Company had an investment in hotel properties, net of $1.2 billion and for the year ended December 31, 2024, there was an impairment loss of $4.3 million. Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management’s estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized.

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
February 26, 2025

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets:
Investment in hotel properties, net	$1,197,518	$1,227,633
Cash and cash equivalents	20,195	68,130
Restricted cash	9,649	17,619
Right of use asset, net	17,547	18,141
Hotel receivables (net of allowance for doubtful accounts of $300 and $280, respectively)	2,921	4,375
Deferred costs, net	4,038	4,246
Prepaid expenses and other assets	2,813	3,786
Total assets	$1,254,681	$1,343,930
Liabilities and Equity:
Mortgage debt, net	$157,211	$394,544
Revolving credit facility	110,000	—
Unsecured term loan, net	139,638	89,533
Accounts payable and accrued expenses (including $490 and $399 due to related parties, respectively)	29,621	29,255
Lease liability	20,634	20,808
Distributions payable	5,580	5,414
Total liabilities	462,684	539,554
Commitments and contingencies (see note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,912,293 and 48,859,836 shares issued and outstanding at December 31, 2024 and 2023, respectively	489	488
Additional paid-in capital	1,046,812	1,047,176
Accumulated deficit	(289,130)	(271,651)
Total shareholders’ equity	758,219	776,061
Noncontrolling Interests:
Noncontrolling interest in operating partnership	33,778	28,315
Total equity	791,997	804,376
Total liabilities and equity	$1,254,681	$1,343,930
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the year ended
	December 31,
	2024	2023	2022
Revenue:
Room	$290,290	$284,999	$272,265
Food and beverage	7,737	8,124	7,303
Other	18,077	16,703	13,958
Reimbursable costs from related parties	1,105	1,283	1,325
Total revenue	317,209	311,109	294,851
Expenses:
Hotel operating expenses:
Room	65,311	61,794	56,073
Food and beverage	6,218	6,352	5,520
Telephone	1,360	1,439	1,449
Other hotel operating	4,127	3,712	3,488
General and administrative	28,826	28,884	26,085
Franchise and marketing fees	25,355	24,897	23,674
Advertising and promotions	6,229	6,085	5,397
Utilities	13,161	13,007	12,048
Repairs and maintenance	16,516	15,837	14,145
Management fees paid to related parties	10,733	10,557	10,133
Insurance	3,340	2,822	2,746
Total hotel operating expenses	181,176	175,386	160,758
Depreciation and amortization	60,741	58,254	59,350
Impairment loss	4,256	4,266	—
Property taxes, ground rent and insurance	23,709	23,507	21,210
General and administrative	18,388	17,517	17,339
Other charges	327	2,300	683
Reimbursable costs from related parties	1,105	1,283	1,326
Total operating expenses	289,702	282,513	260,666
Operating income before gain on sale of hotel properties	27,507	28,596	34,185
Gain on sale of hotel properties	5,713	18	2,268
Operating income	33,220	28,614	36,453
Interest and other income	1,712	1,534	10
Interest expense net of amounts capitalized, including amortization of deferred fees	(30,880)	(27,128)	(26,454)
Loss on early extinguishment of debt	(17)	(696)	(138)
Gain from partial lease termination	—	164	—
Income before income tax expense	4,035	2,488	9,871
Income tax expense	—	—	—
Net income	4,035	2,488	9,871
Net loss (income) attributable to non-controlling interest	131	156	(66)
Net income attributable to Chatham Lodging Trust	4,166	2,644	9,805
Preferred dividends	(7,950)	(7,950)	(7,950)
Net (loss) income attributable to common shareholders	$(3,784)	$(5,306)	$1,855
(Loss) income per common share - basic:
Net (loss) income attributable to common shareholders (Note 10)	$(0.08)	$(0.11)	$0.04
(Loss) income per common share - diluted:
Net (loss) income attributable to common shareholders (Note 10)	$(0.08)	$(0.11)	$0.04
Weighted average number of common shares outstanding:
Basic	48,900,997	48,847,386	48,795,642
Diluted	48,900,997	48,847,386	49,058,722
Distributions per common share:	$0.28	$0.28	$0.07
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Equity
(In thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid - In Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interest in Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	4,800,000	$48	48,768,890	$487	$1,048,070	$(251,103)	$797,502	$16,691	$814,193
Issuance of common shares pursuant to Equity Incentive Plan	—	—	34,672	1	486	—	487	—	487
Issuance of common shares, net of offering costs of $107	—	—	4,543	—	(50)	—	(50)	—	(50)
Amortization of share based compensation	—	—	—	—	38	—	38	4,973	5,011
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,417)	(3,417)	—	(3,417)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(148)	(148)
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(1,521)	—	(1,521)	1,521	—
Net income	—	—	—	—	—	9,805	9,805	66	9,871
Balance, December 31, 2022	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,378	—	540	—	540	—	540
Issuance of common shares, net of offering costs of $2	—	—	5,896	—	59	—	59	—	59
Issuance of restricted time-based shares	—	—	2,457	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	47	—	47	5,600	5,647
Dividends declared on common shares ($0.28 per share)	—	—	—	—	—	(13,680)	(13,680)	—	(13,680)
Distributions declared on LTIP units ($0.28 per unit)	—	—	—	—	—	—	—	(725)	(725)
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(493)	—	(493)	493	—
Net income	—	—	—	—	—	2,644	2,644	(156)	2,488
Balance, December 31, 2023	4,800,000	$48	48,859,836	$488	$1,047,176	$(271,651)	$776,061	$28,315	$804,376
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,670	1	470	—	471	—	471
Issuance of common shares, net of offering costs of $278	—	—	5,844	—	(226)	—	(226)	—	(226)
Issuance of restricted time-based shares	—	—	2,943	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	41	—	41	5,794	5,835
Dividends declared on common shares ($0.28 per share)	—	—	—	—	—	(13,695)	(13,695)	—	(13,695)
Distributions declared on LTIP units ($0.28 per unit)	—	—	—	—	—	—	—	(858)	(858)
Forfeited distributions on LTIP units	—	—	—	—	—	—	—	9	9
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(649)	—	(649)	649	—
Net income	—	—	—	—	—	4,166	4,166	(131)	4,035
Balance, December 31, 2024	4,800,000	$48	48,912,293	$489	$1,046,812	$(289,130)	$758,219	$33,778	$791,997
The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$4,035	$2,488	$9,871
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of investment in hotel properties	60,523	58,040	59,123
Amortization of deferred franchise fees	211	214	246
Amortization of deferred financing fees included in interest expense	1,363	1,201	1,444
Gain on sale of hotel properties	(5,713)	(18)	(2,268)
Impairment loss	4,256	4,266	—
Write-off of hotel development costs included in other charges	—	2,238	—
Loss on early extinguishment of debt	17	672	138
Loss on write-off of deferred franchise fee	50	—	—
Share based compensation	6,398	6,117	5,551
Gain from partial lease termination	—	(164)	—
Changes in assets and liabilities:
Right of use asset	593	625	688
Hotel receivables	1,324	803	(2,191)
Deferred costs	(271)	(102)	(175)
Prepaid expenses and other assets	942	(382)	(764)
Accounts payable and accrued expenses	256	1,048	460
Lease liability	(159)	(604)	(588)
Net cash provided by operating activities	73,825	76,442	71,535
Cash flows from investing activities:
Improvements and additions to hotel properties	(30,603)	(28,113)	(15,663)
Investment in hotel properties under development	—	—	(3,299)
Acquisition of hotel properties, net	(43,734)	—	(31,048)
Proceeds from sale of hotel properties, net	45,868	—	79,570
Payments of franchise application costs	(700)	—	—
Receipt of deferred key money	—	—	400
Net cash (used in) provided by investing activities	(29,169)	(28,113)	29,960
Cash flows from financing activities:
Borrowings on revolving credit facility	150,000	—	40,000
Repayments on revolving credit facility	(40,000)	—	(110,000)
Borrowings on construction loan	—	—	4,324
Repayments on construction loan	—	(39,331)	—
Borrowings on unsecured term loan	50,000	90,000	—
Repayments of mortgage debt	(297,227)	(117,742)	(9,000)
Proceeds from the issuance of mortgage debt	60,300	82,925	—
Principal payments on finance lease	(15)	—	—
Payments of financing costs	(1,066)	(1,482)	(3,388)
Payment of offering costs on common shares	(278)	(2)	(107)
Proceeds from issuance of common shares	53	61	57
Distributions - common shares/units	(14,378)	(14,212)	(147)
Distributions - preferred shares	(7,950)	(7,950)	(7,950)
Net cash used in financing activities	(100,561)	(7,733)	(86,211)
Net change in cash, cash equivalents and restricted cash	(55,905)	40,596	15,284
Cash, cash equivalents and restricted cash, beginning of period	85,749	45,153	29,869
Cash, cash equivalents and restricted cash, end of period	$29,844	$85,749	$45,153

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$29,480	$24,900	$25,298
Capitalized interest	$—	$—	$330
Cash paid for taxes	$871	$930	$768
Remeasurement of right of use asset from partial lease termination	$—	$531	$—
Remeasurement of lease liability from partial lease termination	$—	$695	$—
-continued-
Supplemental disclosure of non-cash investing and financing information:
On January 15, 2025, the Company issued 61,551 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2024. On January 16, 2024, the Company issued 43,670 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2023. On January 17, 2023, the Company issued 43,378 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2022.
As of December 31, 2024, the Company had accrued distributions payable of $5.6 million. As of December 31, 2023, the Company had accrued distributions payable of $5.4 million. As of December 31, 2022, the Company had accrued distributions payable of $5.2 million.
Accrued share based compensation of $0.6 million, $0.5 million and $0.5 million is included in accounts payable and accrued expenses as of December 31, 2024, 2023 and 2022, respectively.
Accrued capital improvements of $1.6 million, $1.3 million and $1.5 million are included in accounts payable and accrued expenses as of December 31, 2024, 2023, and 2022 respectively.
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
As of December 31, 2024, the Company owned 37 hotels with an aggregate of 5,596 (unaudited) rooms located in 16 states and the District of Columbia (unaudited).
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
As of December 31, 2024, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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
The consolidated financial statements include all of the accounts of the Company, the Operating Partnership (a variable interest entity) and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, hotel receivables, accounts payable and accrued expenses, distributions payable, mortgage debt, revolving credit facility and unsecured term loan. Due to their relatively short maturities, the carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value except for mortgage debt, the revolving credit facility, the construction loan, and the unsecured term loan, the fair value of which is separately disclosed in Note 6.

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
Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2024, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2023, the Company incurred an impairment loss on one hotel property (See Note 5). For the year ended December 31, 2022, there were no impairment losses.

For properties the Company considers held for sale, depreciation and amortization are no longer recorded, and the value of the properties is recorded at the lower of depreciated cost or fair value, less the costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on disposal of long-lived assets are met. As of December 31, 2024 and 2023 the Company had no hotel properties that met the criteria to be presented as held for sale.
Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract, escrows and reserves for capital expenditures, property taxes or insurance that are required pursuant to the Company’s loans, and trapped cash held in cash management accounts for the benefit of the Company's lenders (see Note 6 for additional information relating to "cash trap" provisions). Restricted cash on the accompanying consolidated balance sheets at December 31, 2024 and 2023 is $9.6 million and $17.6 million, respectively.

Hotel Receivables
Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2024 and 2023, the allowance for doubtful accounts was $0.3 million and $0.3 million, respectively.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

Deferred Costs
Deferred costs consist of franchise agreement application fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Loan costs	$6,323	$6,256
Franchise fees	4,961	4,311
Other	334	102
	11,618	10,669
Less accumulated amortization	(7,580)	(6,423)
Deferred costs, net	$4,038	$4,246

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2024, 2023 and 2022, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.7 million, $0.7 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Mortgage debt	$159,182	$396,109
Deferred financing costs	(1,971)	(1,565)
Mortgage debt, net	$157,211	$394,544

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2024, 2023 and 2022, amortization expense related to mortgage loan costs of $0.3 million, $0.3 million, and $0.3 million, respectively, is included in interest expense in the consolidated statements of operations.

Unsecured Term Loan, net

Unsecured term loan, net consists of the Company's outstanding borrowings under its unsecured term loan less the costs associated with acquiring the loan. The balances as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Unsecured term loan	$140,000	$90,000
Deferred financing costs	(362)	(467)
Unsecured term loan, net	$139,638	$89,533

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2024, 2023 and 2022, amortization expense related to unsecured term loan costs of $0.4 million, $0.2 million, and $0, respectively, is included in interest expense in the consolidated statements of operations.

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

As of December 31, 2024, the Company is no longer subject to U.S federal income tax examinations for years before 2021 and with few exceptions to state examinations before 2021. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2024. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

Segment Information

Management evaluates the Company's hotels as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company's hotels have similar economic characteristics and provide similar services to similar types of customers (See Note 15).

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU during the year ended December 31, 2024, and has made the required disclosures herein (See Note 15).

3.    Acquisition of Hotel Properties
On May 30, 2024, the Company acquired the Home2 Suites Phoenix Downtown ("Home2 Phoenix") hotel property in
Phoenix, AZ for $43.3 million. Based on the terms of the acquisition and corresponding lease, the transaction qualifies as a finance lease for which the Company has recorded right-of-use ("ROU") assets and a lease liability (see Note 12). The Company's ROU asset balance includes $0.3 million related to its lease liability and property acquisition costs of $0.1 million, which are all recorded within Investment in hotel properties, net.
On March 8, 2022, the Company acquired the Hilton Garden Inn Destin Miramar Beach ("HGI Destin") hotel property in Miramar Beach, FL for $31.0 million. Property acquisition costs of $48 thousand were capitalized in 2022.
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

4.    Disposition of Hotel Properties
On December 16, 2024, the Company sold the Homewood Suites by Hilton Minneapolis-Mall of America ("HWS Bloomington") hotel property in Bloomington, MN for $13.8 million and recognized a loss on sale of the hotel property of $0.8 million.
On December 6, 2024, the Company sold the Homewood Suites by Hilton Orlando-Maitland ("HWS Maitland") hotel property in Maitland, FL for $15.5 million and recognized a gain on sale of the hotel property of $6.7 million.
On January 9, 2024, the Company sold the Hilton Garden Inn Denver Tech Center ("HGI Denver Tech") hotel property in Denver, CO for $18.0 million and recognized a loss on sale of the hotel property of $0.2 million.

On May 13, 2022, the Company sold a portfolio of three hotel properties, the Homewood Suites Dallas-Market Center ("HWS Dallas") hotel property in Dallas, TX, the Courtyard Houston West University ("CY Houston West U") hotel property in Houston, TX, and the Residence Inn Houston West University ("RI Houston West U") hotel property in Houston, TX, for $57.0 million, and recognized a gain on sale of the hotel properties of $1.8 million. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility.
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

5.    Investment in Hotel Properties
Investment in hotel properties, net
Investment in hotel properties, net as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land and improvements	$280,415	$289,671
Building and improvements	1,232,438	1,274,970
Furniture, fixtures and equipment	107,947	108,222
Finance lease assets	43,760	—
Renovations in progress	17,232	15,138
	1,681,792	1,688,001
Less accumulated depreciation and amortization	(484,274)	(460,368)
Investment in hotel properties, net	$1,197,518	$1,227,633

During the year ended December 31, 2024, the Company recorded an impairment loss of $4.3 million on a hotel property which is under contract to be sold. The Company wrote down the value of the hotel property to its estimated fair value which approximated its estimated selling price. During the year ended December 31, 2023, the Company recorded an impairment loss of $4.3 million on the HGI Denver Tech hotel property to write down the hotel property to estimated fair value which approximated its estimated selling price. The HGI Denver Tech hotel property was sold on January 9, 2024. There were no impairments recorded during the year ended December 31, 2022.

Investment in hotel properties under development
On January 24, 2022, the Company opened the newly developed Home2 Suites by Hilton Woodland Hills Los Angeles ("Home2 Woodland Hills"). We incurred $70.9 million of costs to develop the hotel, which includes $6.6 million of land acquisition costs and $64.3 million of other development costs.
During the year ended December 31, 2023, the Company wrote-off $2.2 million of previous expenditures related to the development of a hotel in California that the Company decided to no longer pursue. The write-off expense is included in other charges in the consolidated statements of operations.

6.    Debt

The Company's mortgage loans are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

Loan/Collateral	Interest Rate	Maturity Date	December 31, 2024 Property Carrying Value	Balance Outstanding as of
				December 31, 2024	December 31, 2023
Revolving Credit Facility (1)	6.66%	October 28, 2026	$—	$110,000	$—
Unsecured Term Loan (2)	6.75%	October 28, 2025	—	140,000	90,000
Residence Inn by Marriott Garden Grove, CA	4.79%	April 6, 2024	—	—	29,496
Residence Inn by Marriott Silicon Valley I, CA	4.64%	July 1, 2024	—	—	60,134
Residence Inn by Marriott Silicon Valley II, CA	4.64%	July 1, 2024	—	—	65,609
Residence Inn by Marriott San Mateo, CA	4.64%	July 1, 2024	—	—	45,100
Residence Inn by Marriott Mountain View, CA	4.64%	July 1, 2024	—	—	35,171
Hilton Garden Inn Marina del Rey, CA	4.68%	July 6, 2024	—	—	19,023
Homewood Suites by Hilton Billerica, MA	4.32%	December 6, 2024	—	—	14,481
Hampton Inn & Suites Houston-Medical Center, TX	4.25%	January 6, 2025	13,620	15,957	16,338
Courtyard by Marriott Dallas, TX (3)	7.61%	September 11, 2028	39,404	24,500	24,500
Hyatt Place Pittsburgh, PA (4)	7.29%	June 11, 2029	29,830	23,300	—
Residence Inn by Marriott Austin, TX (5)	7.42%	September 6, 2033	33,671	20,850	20,850
TownePlace Suites by Marriott Austin, TX (5)	7.42%	September 6, 2033	30,092	19,075	19,075
Courtyard by Marriott Summerville, SC (6)	7.33%	September 11, 2033	18,175	9,000	9,000
Residence Inn by Marriott Summerville, SC (6)	7.33%	September 11, 2033	16,908	9,500	9,500
SpringHill Suites by Marriott Savannah, GA (7)	6.70%	June 6, 2034	32,579	22,000	27,832
Hampton Inn & Suites Exeter, NH (7)	6.70%	June 11, 2034	12,132	15,000	—
Total debt before unamortized debt issue costs			$226,411	$409,182	$486,109
Unamortized term loan and mortgage debt issue costs				(2,332)	(2,032)
Total debt outstanding				$406,850	$484,077

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
4.On May 31, 2024, a subsidiary of Chatham entered into an agreement with Wells Fargo Bank to obtain a $23.3 million loan secured by the Hyatt Place Pittsburgh. The loan has a term of five years, carries a fixed interest rate of 7.29%, and is interest-only for its duration.
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
On October 28, 2022, the Company entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility that replaced the Company’s previous $250 million revolving credit facility that was scheduled to mature on March 8, 2023. The revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, the Company executed an amendment to its unsecured revolving credit facility, increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. On May 3, 2024, the Company amended its funded unsecured term loan to increase its size from $90.0 million to $140.0 million, its current balance outstanding as of December 31, 2024.
At December 31, 2024 and 2023, the Company had $250.0 million and $90.0 million, respectively, of outstanding borrowings under its revolving credit facility and unsecured term loan. At December 31, 2024, the maximum remaining borrowing availability under the combined facilities was $150.0 million.
During the year ended December 31, 2024, the Company repaid the maturing mortgage loans of $29.3 million on the Residence Inn Garden Grove hotel property, $34.9 million on the Residence Inn Mountain View hotel property, $27.6 million on the SpringHill Suites Savannah hotel property, $59.5 million on the Residence Inn Silicon Valley I hotel property, $65.0 million on the Residence Inn Silicon Valley II hotel property, $44.7 million on the Residence Inn San Mateo hotel property, $18.8 million on the Hilton Garden Inn Marina del Rey hotel property, and $14.2 million on the Homewood Suites Billerica hotel property. During the year ended December 31, 2023, the Company repaid the $39.3 million construction loan on the Home2 Woodland Hills hotel property and the maturing mortgage loans of $14.4 million on the Homewood Suites San Antonio hotel property, $19.7 million on the Residence Inn Tysons hotel property, $16.0 million on the Courtyard Houston hotel property, $19.7 million on the Hyatt Place Pittsburgh hotel property, and $40.5 million on the Residence Inn Bellevue hotel property. The Company utilized cash, borrowings under its unsecured credit facility and unsecured term loan, and proceeds from its eight new mortgage loans to repay these loans.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2024 and 2023 was $164.8 million and $396.0 million, respectively.
The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2024, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of December 31, 2024 and 2023 was $250.0 million and $90.0 million, respectively.
The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2024, one of our mortgage debt lenders has enforced cash trap provisions resulting in $0.2 million of restricted cash. The Company does not expect that such cash traps will affect its ability to satisfy its short-term liquidity requirements.

Future scheduled principal payments of debt obligations as of December 31, 2024, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2025	$155,957
2026	110,000
2027	—
2028	24,590
2029	23,681
Thereafter	94,954
Total debt before unamortized debt issue costs	$409,182
Unamortized mortgage debt issue costs	(2,332)
Total debt outstanding	$406,850

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

7.    Income Taxes
The Company recorded no income tax expense during the years ended December 31, 2024, 2023, and 2022.

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company's TRS before taxes were as follows (dollars in thousands):

	For the year ended
	December 31,
	2024	2023	2022
Book income (loss) before income taxes of the TRS	$2,905	$(7,309)	$(12,935)

Statutory rate of 21%	$610	$(1,535)	$(2,716)
Effect of state and local income taxes, net of federal tax benefit	—	(245)	(450)
Permanent adjustments	21	13	10
Change in valuation allowance	(1,051)	1,579	2,971
Valuation allowance release	—	—	—
Other	420	188	185
Total income tax (benefit) expense	$—	$—	$—

Effective tax rate	—%	—%	—%

At December 31, 2024 and 2023, the Company had valuation allowances against certain deferred tax assets totaling $19.3 million and $19.7 million, respectively. The decrease in the valuation allowance was primarily from the net operating income during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2024 and 2023 are as follows (in thousands):

	For the year ended
	December 31,
	2024	2023
Gross deferred tax assets:
Allowance for doubtful accounts	$74	$71
Accrued compensation	375	179
Net operating loss	18,893	19,495
Gross deferred tax assets	$19,342	$19,745
Less: Valuation Allowance	$(19,342)	$(19,745)
Total deferred tax assets net of valuation allowance	$—	$—
Gross deferred tax liabilities:
Total book/tax difference in partnership	$—	$—
Gross deferred tax liabilities:	$—	$—
Net, deferred tax assets:	$—	$—
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of net deferred tax assets. The Company's TRS continues to have cumulative three-year taxable losses. As of December 31, 2024, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.
The TRS has income tax NOL carryforwards for Federal and various states of approximately $73.6 million and $64.5 million, respectively. The loss carryforwards begin to expire starting in 2038 for Federal tax purposes and in 2031 and thereafter for state tax purposes.

8.    Dividends Declared and Paid
Common Dividends
The Company declared total common share dividends of $0.28 per share and distributions on LTIP units of $0.28 per unit during the year ended December 31, 2024. The Company declared total common share dividends of $0.28 per share and distributions on LTIP units of $0.28 per unit during the year ended December 31, 2023. The dividends and distributions and their tax characterization for the years ended December 31, 2024 and 2023 were as follows:

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/28/2024	4/15/2024	0.07	0.07	0.05392	0.01608	0.05392
June	6/28/2024	7/15/2024	0.07	0.07	0.05392	0.01608	0.05392
September	9/30/2024	10/15/2024	0.07	0.07	0.05392	0.01608	0.05392
December	12/31/2024	1/15/2025	0.07	0.07	0.05392	0.01608	0.05392
Total 2024			$0.28	$0.28	$0.21568	$0.06432	$0.21568

	Record Date	Payment Date	Common share distribution amount	LTIP unit distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/31/2023	4/17/2023	0.07	0.07	0.07	—	0.07
June	6/30/2023	7/17/2023	0.07	0.07	0.07	—	0.07
September	9/29/2023	10/16/2023	0.07	0.07	0.07	—	0.07
December	12/29/2023	1/16/2024	0.07	0.07	0.07	—	0.07
Total 2023			$0.28	$0.28	$0.28	$—	$0.28

For the year ended December 31, 2024, 77.03% of the distributions paid to common shareholders were considered ordinary income and 22.97% of the distributions paid to common shareholders were considered a return of capital. For the year ended December 31, 2023, 100.0% of the distributions paid to common shareholders were considered ordinary income.
Preferred Dividends
During the years ended December 31, 2024 and 2023, the Company declared total dividends of $1.65624 and $1.65624, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred dividends and their tax characterization for the years ended December 31, 2024 and 2023 were as follows:

	Record Date	Payment Date	Dividend Per Preferred Share	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/28/2024	4/15/2024	$0.41406	$0.41406	$—	$0.41406
June	6/28/2024	7/15/2024	0.41406	0.41406	—	0.41406
September	9/30/2024	10/15/2024	0.41406	0.41406	—	0.41406
December	12/31/2024	1/15/2025	0.41406	0.41406	—	0.41406
Total 2024			$1.65624	$1.65624	$—	$1.65624

	Record Date	Payment Date	Dividend Per Preferred Share	Taxable Ordinary Income	Return of Capital	Section 199A Dividends
March	3/31/2023	4/17/2023	$0.41406	$0.41406	$—	$0.41406
June	6/30/2023	7/17/2023	0.41406	0.41406	—	0.41406
September	9/29/2023	10/16/2023	0.41406	0.41406	—	0.41406
December	12/29/2023	1/16/2024	0.41406	0.41406	—	0.41406
Total 2023			$1.65624	$1.65624	$—	$1.65624

For the year ended December 31, 2024, 100.0% of the distributions paid to preferred shareholders were considered ordinary income. For the year ended December 31, 2023, 100.0% of the distributions paid to preferred shareholders were considered ordinary income.

9.    Shareholders' Equity

Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2024, 48,912,293 common shares were outstanding.
In December 2017, the Company established a $50 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectus for the DRSPP. During the year ended December 31, 2024, the Company issued 5,844 common shares under the DRSPP at a weighted average price of $9.15, which generated $53 thousand of proceeds. As of December 31, 2024, there was approximately $49.9 million in common shares available for issuance under the DRSPP.
In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the year ended December 31, 2024. As of December 31, 2024, there was approximately $77.5 million in common shares available for issuance under the ATM Program.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares, $0.01 par value per share, in one or more series.
On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to the Company’s common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65624 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of the Series A Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of December 31, 2024, 4,800,000 Series A Preferred Shares were issued and outstanding. During the year ended December 31, 2024, the Company paid preferred share dividends of $8.0 million.
Operating Partnership Units
Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of December 31, 2024, there were 1,909,342 vested Operating Partnership LTIP units held by current and former employees.

10.    Earnings Per Share
The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares of beneficial interest, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the years ended December 31, 2024, 2023 and 2022, the Company excluded 414,635, 157,641 and zero, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the year ended
	December 31,
	2024	2023	2022
Numerator:
Net (loss) income attributable to common shareholders	$(3,784)	$(5,306)	$1,855
Dividends paid on unvested shares and units	(127)	(110)	(25)
Net (loss) income attributable to common shareholders	$(3,911)	$(5,416)	$1,830
Denominator:
Weighted average number of common shares - basic	48,900,997	48,847,386	48,795,642
Effect of dilutive securities:
Unvested shares and units	—	—	263,080
Weighted average number of common shares - diluted	48,900,997	48,847,386	49,058,722
Basic (loss) income per common share:
Net (loss) income attributable to common shareholders per weighted average basic common share	$(0.08)	$(0.11)	$0.04
Diluted (loss) income per common share:
Net (loss) income attributable to common shareholders per weighted average diluted common share	$(0.08)	$(0.11)	$0.04

11.    Equity Incentive Plan
The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based shares and outperformance based units, for which dividends on unvested performance-based shares and units are accrued and not paid until those shares or units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2024, there were 744,619 common shares available for issuance under the Equity Incentive Plan.
Restricted Share Awards
From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.
A summary of the Company’s restricted share awards for the years ended December 31, 2024, 2023 and 2022 is as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	5,789	$11.78	6,666	$11.47	10,000	$11.47
Granted	2,943	10.20	2,457	12.21	—	—
Vested	(4,151)	11.62	(3,334)	11.47	(3,334)	11.47
Unvested at end of the period	4,581	$10.91	5,789	$11.78	6,666	$11.47

As of December 31, 2024 and 2023, there were $33 thousand and $45 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2024, these costs were expected to be recognized over a weighted–average period of approximately 1.8 years. For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $42 thousand, $47 thousand and $38 thousand, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

A summary of the Company's LTIP unit awards for the years ended December 31, 2024, 2023 and 2022 is as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value	Number of Units	Weighted - Average Grant Date Fair Value
Non-vested at beginning of the period	999,955	$15.37	905,525	$15.03	764,178	$15.00
Granted	512,264	11.18	466,988	14.36	380,004	16.08
Vested	(322,025)	14.03	(372,558)	13.27	(238,657)	16.61
Forfeited	(50,630)	15.02	—	—	—	—
Non-vested at end of period	1,139,564	$13.88	999,955	$15.37	905,525	$15.03

Time-Based LTIP Awards

On March 1, 2024, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 204,909 time-based awards (the “2024 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

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

Performance-Based LTIP Awards

On March 1, 2024, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 307,355 performance-based awards (the "2024 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $12.42 per 2024 Performance-Based LTIP Unit Award, which takes into account that the number of units that ultimately may vest will depend on the achievement of long-term market-based TSR criteria. The 2024 Performance-Based LTIP Unit Awards have an absolute negative TSR modifier which may reduce payout percentages if the absolute TSR over the measurement period is negative.

The 2024 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2024 and ending on February 28, 2027. The 2024 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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
The Company recorded $5.8 million, $5.6 million and $5.0 million in compensation expense related to the LTIP units for years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, there was $6.8 million and $7.1 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.7 years, which represents the weighted average remaining vesting period of the LTIP units.
Board of Trustee Share Compensation
For 2024, 2023 and 2022, each independent trustee was compensated $135 thousand, $120 thousand, and $120 thousand, respectively, for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 59% in the form of shares. In January 2024, 2023 and 2022, the Company issued 43,670, 43,378 and 34,672 common shares, respectively, to its independent trustees as compensation for services performed in 2023, 2022 and 2021, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 15, 2025, the Company distributed 61,551 common shares to its independent trustees for services performed in 2024.

12.    Leases
The Company is the lessee under ground, air rights, garage and office lease agreements for certain of its properties. The Company's leases are classified as operating or finance leases. The Company recognizes a ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. The leases typically provide multi-year renewal options to extend term as lessee at the Company's option. Option periods are included in the calculation of the lease obligation liability only when options are reasonably certain to be exercised.
In calculating the Company's lease obligations under the various leases, the Company uses discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment. Lease obligations are based on contractually required cash payments while lease expense is recognized on a straight-line basis for its operating leases and as interest expense on the lease liability for its finance lease.

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
The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2024 under these leases amounted to $32 thousand per quarter.
The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently $47 thousand per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.
The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of 5 years each. On June 1, 2023, the Company executed an amendment to the corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million. The partial termination of this lease required the Company to apply ASC 842 and remeasure the right of use asset and lease liability and recognize those adjustments in the consolidated statements of operations. During the year ended December 31, 2023, the Company recognized a gain from partial lease termination of approximately $0.2 million as a result of this partial termination. The Company shares the space with a related party and is reimbursed for the pro-rata share of rentable space occupied by the related party.
The Company entered into a new 10-year corporate office lease in May 2024, which was subsequently amended in September 2024, that will commence when the Company takes possession of the space for leasehold improvements, on or before September 1, 2026. Annual base rent will range from $0.6 million to $0.7 million over the term of the lease. The new office space will be shared with a related party and the Company will be reimbursed for the pro-rata share of rentable space that will be occupied by the related party.
For the year ended December 31, 2024, the Company made $1.2 million of fixed lease payments and $0.9 million of variable lease payments related to hotel ground leases, which are included in property taxes, ground rent and insurance in our consolidated statements of operations. For the year ended December 31, 2024, the Company made $0.7 million of fixed lease payments related to its corporate office lease, which are included in general and administrative expense in our consolidated statements of operations.

Finance Leases

The Home2 Phoenix hotel property is subject to a Government Property Lease Excise Tax ("GPLET") agreement with the City of Phoenix. As part of the agreement, title of the hotel property was conveyed to the City of Phoenix and leased back to the Company for a term of 8 years with fixed annual rent payments ranging from $26 thousand to $81 thousand. Title of the hotel property will be re-conveyed to the Company at no cost at the expiration of the 8-year lease term. The GPLET agreement can be terminated by the Company at any time for a fee of $0.1 million and title of the hotel property would be re-conveyed back to the Company.

The Home2 Phoenix ROU assets are recorded as finance lease assets within Investment in hotel properties, net and the lease liability is recorded within Lease liability in the Company’s consolidated balance sheet. Expenses related to the finance lease are included in depreciation and amortization and interest expense, in the Company’s consolidated statements of operations.

The following tables include information regarding the ROU assets and lease liabilities of the Company as of December 31, 2024:

	Balance Sheet Classification	ROU Asset as of December 31, 2024	ROU Asset as of December 31, 2023
Finance lease assets, net	Investment in hotel properties, net	$42,750	$—
Operating lease assets, net	Right of use asset, net	17,547	18,141
Total ROU asset, net		$60,297	$18,141

	Balance Sheet Classification	Lease Liability as of December 31, 2024	Lease Liability as of December 31, 2023
Finance lease liability	Lease liability	$285	$—
Operating lease liability	Lease liability	20,349	20,808
Total lease liability		$20,634	$20,808

Lease Term and Discount Rate	December 31, 2024

Weighted-average remaining lease term (years)	41.64
Weighted-average discount rate	6.88%

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2024, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2025	$1,966
2026	1,768
2027	1,313
2028	1,338
2029	1,338
Thereafter	61,172
Total lease payments	$68,895
Less: Imputed interest	(48,261)
Present value of lease liabilities	$20,634

13.    Commitments and Contingencies

Litigation

The nature of the operations of the Company's hotels exposes those hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. IHM is currently a defendant in a class action lawsuit pending in the state of California.
The class action lawsuit was filed in the Orange County Superior Court on September 6, 2023 under the title Teresa Garcia v. Island Hospitality Management III, LLC, now pending in the United States District Court, Central District of California, Case No. 8:24-cv-00583-DOC-ADS (“Action”). The class action relates to hotels operated by IHM in the state of California and owned by affiliates of the Company and/or certain third parties. The complaint alleges various wage and hour law violations and violation of certain California statutes. The plaintiffs seek injunctive relief, money damages, penalties, and interest. A settlement agreement has been negotiated and approved by the court. During the year ended December 31, 2024, the Company recorded $0.3 million of expense relating to this matter which is included in other charges in our consolidated statements of operations. The $0.3 million represents an estimate of the Company’s total exposure to the litigation based on standard indemnification obligations under hotel management agreements with IHM.
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
Management fees totaled approximately $10.7 million, $10.6 million and $10.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Incentive management fees paid to IHM for the years ended years ended December 31, 2024, 2023 and 2022 were $0.2 million, $0.2 million and $0.2 million, respectively.

As of December 31, 2024, certain key terms of the Company's management agreements are (dollars are not in thousands):

Property	Management Company	Base Management Fee	Monthly Accounting Fee	Monthly Revenue Management Fee	Incentive Management Fee Cap
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Nashville-Brentwood	IHM	3.0%	$1,200	$1,000	1.0%
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn & Suites Houston-Medical Center	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn White Plains	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn New Rochelle	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Garden Grove	IHM	3.0%	$1,500	$1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	$1,200	$1,000	1.0%
Courtyard Houston	IHM	3.0%	$1,500	$1,000	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	$1,500	$1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	$1,500	$1,000	1.0%
SpringHill Suites Savannah	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Addison	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Dallas	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Woodland Hills	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Destin Miramar Beach	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Phoenix Downtown	IHM	3.0%	$1,500	$1,000	1.0%

Franchise Agreements
The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing/program fees totaled approximately $25.4 million, $24.9 million and $23.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The initial terms of the agreements range from 10 to 30 years with the weighted-average expiration being May 2035.
As of December 31, 2024, certain key terms of the Company's franchise agreements are:

Property	Franchise/Royalty Fee	Marketing/Program Fee	Expiration
Homewood Suites by Hilton Boston-Billerica/ Bedford/ Burlington	4.0%	4.0%	2025
Homewood Suites by Hilton Nashville-Brentwood	4.0%	4.0%	2025
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2025
Hampton Inn & Suites Houston-Medical Center	6.0%	4.0%	2035
Residence Inn Long Island Holtsville	5.5%	2.5%	2025
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	4.0%	2026
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Courtyard Houston	5.5%	2.0%	2030
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Residence Inn Bellevue	5.5%	2.5%	2033
SpringHill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	5.5%	4.0%	2037
Courtyard Summerville	6.0%	2.5%	2037
Embassy Suites Springfield	5.5%	4.0%	2037
Residence Inn Summerville	6.0%	2.5%	2038
Courtyard Dallas	6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	5.5%	2.0%	2041
Home2 Suites Woodland Hills	5.0%	3.0%	2040
Hilton Garden Inn Destin Miramar Beach	5.5%	4.0%	2042
Home2 Suites Phoenix Downtown	3.0% to 5.0%	3.5%	2044

14.    Related Party Transactions
As of December 31, 2024, Mr. Fisher owns 100% of IHM. As of December 31, 2024, the Company had hotel management agreements with IHM to manage all 37 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2024, 2023 and 2022 were $10.7 million, $10.6 million and $10.1 million, respectively. At December 31, 2024 and 2023, the amounts due to IHM were $0.5 million and $0.4 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2024, 2023 and 2022 were $0.2 million, $0.2 million and $0.2 million, respectively.
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

15.    Segment Information
Management evaluates the Company's hotels as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company's hotels have similar economic characteristics and provide similar services to similar types of customers. Our single reportable segment comprises the structure used by our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, who collectively have been determined to be our Chief Operating Decision Maker ("CODM"), to make key operating decisions and assess performance. Our CODM evaluates our single reportable segment's operating performance based on individual hotel property net income (loss) before interest expense, income tax expense, depreciation and amortization, corporate general and administrative expense, impairment loss, loss on early extinguishment of debt, other charges, interest and other income, and gains or losses on sales of hotel properties ("Adjusted Hotel EBITDA"). Our single reportable segment's assets are consistent with total assets included in the Company's consolidated balance sheets.
The following table includes revenue, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

	For the year ended
	December 31,
	2024	2023	2022
Revenue:
Room	$290,290	$284,999	$272,265
Food and beverage	7,737	8,124	7,303
Other	18,077	16,703	13,958
Total hotel property level revenue (1)	316,104	309,826	293,526
Expenses:
Room	65,311	61,794	56,073
Food and beverage	6,218	6,352	5,520
Telephone	1,360	1,439	1,449
Other hotel operating	4,127	3,712	3,488
General and administrative	28,826	28,884	26,086
Franchise and marketing fees	25,355	24,897	23,674
Advertising and promotions	6,229	6,085	5,397
Utilities	13,161	13,007	12,048
Repairs and maintenance	16,516	15,837	14,145
Management fees paid to related parties	10,733	10,557	10,133
Insurance	3,340	2,822	2,746
Property taxes, ground rent and insurance	23,709	23,507	21,210
Total hotel property level expenses	204,885	198,893	181,969

Adjusted Hotel EBITDA	$111,219	$110,933	$111,557

Reconciliation of Adjusted Hotel EBITDA to net income
Interest expense, including amortization of deferred fees	(30,880)	(27,128)	(26,454)
Depreciation and amortization	(60,741)	(58,254)	(59,350)
Corporate general and administrative	(18,388)	(17,517)	(17,339)
Other charges	(327)	(2,300)	(683)
Impairment loss	(4,256)	(4,266)	—
Loss on early extinguishment of debt	(17)	(696)	(138)
Interest and other income	1,712	1,534	10
Gain on sale of hotel properties	5,713	18	2,268
Gain from partial lease termination	—	164	—

Net income	$4,035	$2,488	$9,871
(1) The difference between total hotel property level revenue and total revenue on the consolidated statements of operations is due to reimbursable costs from related parties of $1.1 million, $1.3 million, and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

16.    Subsequent Events

On January 6, 2025, the Company repaid the maturing mortgage loan of $16.0 million on the Hampton Inn & Suites Houston-Medical Center hotel property.

On January 30, 2025, the Company sold the Homewood Suites Nashville-Brentwood hotel property in Brentwood, TN for approximately $15.0 million.

CHATHAM LODGING TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life

Homewood Suites Boston - Billerica, MA	2010	—	1,470	10,555	48	4,496	1,518	15,051	16,569	15,051	6,218	1999	(1)
Homewood Suites Nashville - Brentwood, TN	2010	—	1,525	9,300	12	4,307	1,537	13,607	15,144	13,607	5,959	1998	(1)
Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	4,341	1,417	13,716	15,133	13,716	5,607	1999	(1)
Hampton Inn & Suites Houston - Houston, TX	2010	15,957	3,200	12,709	66	3,485	3,266	16,194	19,460	16,194	6,118	1997	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	19	3,391	2,219	22,156	24,375	22,156	8,074	2004	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	13,144	2,200	30,821	33,021	30,821	12,601	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	—	—	20,281	9	6,203	9	26,484	26,493	26,484	9,803	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	—	7,109	35,484	57	5,058	7,166	40,542	47,708	40,542	14,060	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	—	5,999	24,764	7	10,534	6,006	35,298	41,304	35,298	12,422	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	44	10,148	6,127	32,211	38,338	32,211	12,231	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	—	5,752	28,917	6	3,061	5,758	31,978	37,736	31,978	11,131	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	(1)	1,461	4,314	24,125	28,439	24,125	7,240	2011	(1)
Courtyard Houston - Houston, TX	2013	—	5,600	27,350	—	(373)	5,600	26,977	32,577	26,977	9,657	2010	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	23,300	3,000	35,576	15	1,883	3,015	37,459	40,474	37,459	11,095	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	15,000	1,900	12,350	4	1,185	1,904	13,535	15,439	13,535	3,876	2010	(1)
Residence Inn Bellevue - Bellevue, WA	2013	—	13,800	56,957	—	2,902	13,800	59,859	73,659	59,859	17,380	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	22,000	2,400	36,050	1	2,083	2,401	38,133	40,534	38,133	11,164	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	—	42,652	45,846	33	6,498	42,685	52,344	95,029	52,344	35,079	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	—	46,474	50,380	56	7,934	46,530	58,314	104,844	58,314	38,576	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	—	38,420	31,352	123	5707	38,543	37,059	75,602	37,059	24,340	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	—	22,019	31,813	29	10,488	22,048	42,301	64,349	42,301	27,911	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	4,695	3,700	30,995	34,695	30,995	8,018	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	23	3,889	2,436	25,443	27,879	25,443	7,021	2000	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	10	2,174	10	91,214	91,224	91,214	23,121	2009	(1)
Hilton Garden Inn - Marina del Rey, CA	2015	—	—	43,210	—	2,858	—	46,068	46,068	46,068	10,715	2013	(1)
Residence Inn - Dedham, MA	2015	—	4,230	17,304	—	2,614	4,230	19,918	24,148	19,918	5,025	1998	(1)
Residence Inn - Ft. Lauderdale, FL	2015	—	9,200	24,048	14	2,820	9,214	26,868	36,082	26,868	6,633	2008	(1)
- continued -

			Initial Cost				Gross Amount at End of Year
Description	Year of Acquisition	Encumbrances	Land	Buildings & Improvements	Cost Cap. Sub. To Acq. Land	Cost Cap. Sub. To Acq. Bldg & Improvements	Land	Buildings & Improvements	Total	Bldg & Improvements	Accumulated Depreciation	Year of Original Construction	Depreciation Life
Home2 Suites - Woodland Hills, CA	2017	—	6,500	—	128	56,679	6,628	56,679	63,307	56,679	12,891	2022	(1)
Hilton Garden Inn - Portsmouth, NH	2017	—	3,600	37,630	—	954	3,600	38,584	42,184	38,584	7,091	2006	(1)
Courtyard - Summerville, SC	2017	9,000	2,500	16,923	7	1,166	2,507	18,089	20,596	18,089	3,226	2014	(1)
Embassy Suites - Springfield, VA	2017	—	7,700	58,807	—	2,563	7,700	61,370	69,070	61,370	10,681	2013	(1)
Residence Inn - Summerville, SC	2018	9,500	2,300	17,060	11	310	2,311	17,370	19,681	17,370	2,824	2018	(1)
Courtyard Dallas Downtown - Dallas, TX	2018	24,500	2,900	42,760	—	214	2,900	42,974	45,874	42,974	6,532	2018	(1)
Silicon Valley III - Sunnyvale, CA	2018	—	8,171	—	—	—	8,171	—	8,171	—	—
Residence Inn Austin Northwest/The Domain Area - Austin, TX	2021	20,850	2,400	33,346	—	251	2,400	33,597	35,997	33,597	2,886	2016	(1)
TownePlace Suites Austin Northwest/The Domain Area - Austin, TX	2021	19,075	2,300	29,347	5	97	2,305	29,444	31,749	29,444	2,515	2021	(1)
Hilton Garden Inn Destin - Miramar Beach, FL	2022	—	4,222	25,246	18	174	4,240	25,420	29,660	25,420	1,811	2020	(1)

Grand Total(s)			$279,579	$1,042,803	$836	$189,394	$280,415	$1,232,197	$1,512,612	$1,232,197	$401,532

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5-20

- continued -

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:
	2024	2023	2022
Balance at the beginning of the year	$1,564,433	$1,556,453	$1,557,060
Acquisitions	—	—	29,468
Dispositions	(62,647)	—	(95,385)
Impairment of depreciable assets	(4,256)	(4,266)	—
Improvements	15,082	12,246	65,310
Balance at the end of the year	$1,512,612	$1,564,433	$1,556,453
Finance lease assets at the end of the year	40,240	—	—
Total investment in real estate	$1,552,852	$1,564,433	$1,556,453

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:
	2024	2023	2022
Balance at the beginning of the year	$376,323	$328,832	$300,731
Depreciation expense	46,588	47,491	46,558
Accumulated depreciation on dispositions	(21,379)	—	(18,457)
Accumulated depreciation at the end of the year	$401,532	$376,323	$328,832
Accumulated amortization of finance leases at the end of the year	596	—	—
Total accumulated depreciation and amortization	$402,128	$376,323	$328,832

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,553,093 as of December 31, 2024.