Form 10-Q
period 2025-03-31
Chatham Lodging Trust
filed 2025-05-06
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2025
Common Shares of Beneficial Interest, $0.01 par value per share	48,984,249

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets:
Investment in hotel properties, net	$1,168,642	$1,197,518
Cash and cash equivalents	18,591	20,195
Restricted cash	6,599	9,649
Right of use asset, net	17,393	17,547
Hotel receivables (net of allowance for doubtful accounts of $330 and $300, respectively)	3,134	2,921
Deferred costs, net	3,569	4,038
Prepaid expenses and other assets	8,382	2,813
Total assets	$1,226,310	$1,254,681
Liabilities and Equity:
Mortgage debt, net	$141,309	$157,211
Revolving credit facility	100,000	110,000
Unsecured term loan, net	139,747	139,638
Accounts payable and accrued expenses (including $609 and $490 due to related parties, respectively)	29,271	29,621
Lease liability	20,508	20,634
Distributions payable	6,595	5,580
Total liabilities	437,430	462,684
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,982,638 and 48,912,293 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	490	489
Additional paid-in capital	1,048,151	1,046,812
Accumulated deficit	(293,990)	(289,130)
Total shareholders’ equity	754,699	758,219
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	34,181	33,778
Total equity	788,880	791,997
Total liabilities and equity	$1,226,310	$1,254,681

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenue:
Room	$62,418	$62,483
Food and beverage	1,659	1,846
Other	4,281	3,836
Reimbursable costs from related parties	277	278
Total revenue	68,635	68,443
Expenses:
Hotel operating expenses:
Room	14,828	15,133
Food and beverage	1,437	1,483
Telephone	311	319
Other hotel operating	1,025	819
General and administrative	6,911	7,166
Franchise and marketing fees	5,431	5,489
Advertising and promotions	1,607	1,343
Utilities	3,153	3,009
Repairs and maintenance	3,959	3,954
Management fees paid to related parties	2,290	2,309
Insurance	827	820
Total hotel operating expenses	41,779	41,844
Depreciation and amortization	15,032	15,255
Property taxes, ground rent and insurance	5,744	5,293
General and administrative	4,606	4,594
Other charges	7	50
Reimbursable costs from related parties	277	278
Total operating expenses	67,445	67,314
Operating income before gain (loss) on sale of hotel properties	1,190	1,129
Gain (loss) on sale of hotel properties	7,118	(152)
Operating income	8,308	977
Interest and other income	63	846
Interest expense, including amortization of deferred fees	(6,852)	(7,307)
Income (loss) before income tax expense	1,519	(5,484)
Income tax expense	—	—
Net income (loss)	1,519	(5,484)
Net loss attributable to noncontrolling interests	17	259
Net income (loss) attributable to Chatham Lodging Trust	1,536	(5,225)
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shareholders	$(451)	$(7,212)

Loss per common share - basic:
Net loss attributable to common shareholders (Note 10)	$(0.01)	$(0.15)
Loss per common share - diluted:
Net loss attributable to common shareholders (Note 10)	$(0.01)	$(0.15)
Weighted average number of common shares outstanding:
Basic	48,960,924	48,891,994
Diluted	48,960,924	48,891,994
Distributions declared per common share:	$0.09	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

Three months ended March 31, 2024 and 2025
								Noncontrolling
					Additional		Total	Interest in
	Preferred Shares		Common Shares		Paid - In	Accumulated	Shareholders’	Operating
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Partnership	Total Equity
Balance, January 1, 2024	4,800,000	$48	48,859,836	$488	$1,047,176	$(271,651)	$776,061	$28,315	$804,376
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,670	1	470	—	471	—	471
Issuance of common shares, net of offering costs of $243	—	—	1,270	—	(231)	—	(231)	—	(231)
Issuance of restricted time-based shares	—	—	2,943	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	13	—	13	1,450	1,463
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,424)	(3,424)	—	(3,424)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(215)	(215)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	9	9
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	(649)	—	(649)	649	—
Net loss	—	—	—	—	—	(5,225)	(5,225)	(259)	(5,484)
Balance, March 31, 2024	4,800,000	$48	48,907,719	$489	$1,046,779	$(282,287)	$765,029	$29,949	$794,978

Balance, January 1, 2025	4,800,000	48	48,912,293	489	1,046,812	(289,130)	758,219	33,778	791,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	61,551	1	562	—	563	—	563
Issuance of common shares, net of offering costs of $0	—	—	1,282	—	11	—	11	—	11
Issuance of restricted time-based shares	—	—	8,044	—	—	—	—	—	—
Repurchase of common shares	—	—	(532)	—	(5)	—	(5)	—	(5)
Amortization of share-based compensation	—	—	—	—	8	—	8	1,459	1,467
Dividends declared on common shares ($0.09 per share)	—	—	—	—	—	(4,409)	(4,409)	—	(4,409)
Distributions declared on LTIP units ($0.09 per unit)	—	—	—	—	—	—	—	(324)	(324)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	48	48
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	763	—	763	(763)	—
Net income	—	—	—	—	—	1,536	1,536	(17)	1,519
Balance, March 31, 2025	4,800,000	$48	48,982,638	$490	$1,048,151	$(293,990)	$754,699	$34,181	$788,880

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,519	$(5,484)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of investment in hotel properties	14,981	15,196
Amortization of deferred franchise fees	51	57
Amortization of deferred financing fees included in interest expense	330	303
(Gain) loss on sale of hotel properties	(7,118)	152
Loss on write-off of deferred franchise fee	—	50
Share-based compensation	1,607	1,604
Changes in assets and liabilities:
Right of use asset	154	145
Hotel receivables	(164)	618
Deferred costs	65	(342)
Prepaid expenses and other assets	(5,617)	(5,917)
Accounts payable and accrued expenses	(1,492)	619
Lease liability	(126)	(110)
Net cash provided by operating activities	4,190	6,891
Cash flows from investing activities:
Improvements and additions to hotel properties	(7,092)	(10,340)
Proceeds from sale of hotel properties, net	29,855	17,166
Payments of franchise application costs	—	(500)
Net cash provided by investing activities	22,763	6,326
Cash flows from financing activities:
Borrowings on revolving credit facility	15,000	—
Repayments on revolving credit facility	(25,000)	—
Repayments of mortgage debt	(15,957)	(1,644)
Payment of financing costs	—	7
Payment of offering costs on common shares	—	(243)
Proceeds from issuance of common shares	11	13
In-substance repurchase of vested common shares	(5)	—
Distributions-common shares/units	(3,669)	(3,612)
Distributions-preferred shares	(1,987)	(1,987)
Net cash used in financing activities	(31,607)	(7,466)
Net change in cash, cash equivalents and restricted cash	(4,654)	5,751
Cash, cash equivalents and restricted cash, beginning of period	29,844	85,749
Cash, cash equivalents and restricted cash, end of period	$25,190	$91,500
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,424	$6,782
Cash paid for taxes	$4	$8

Supplemental disclosure of non-cash investing and financing information (dollars in thousands):

On January 15, 2025, the Company issued 61,551 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2024. On January 16, 2024, the Company issued 43,670 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2023.

As of March 31, 2025, the Company had accrued distributions payable of $6,595. As of March 31, 2024, the Company had accrued distributions payable of $5,580.

Accrued share-based compensation of $141 and $141 is included in accounts payable and accrued expenses as of March 31, 2025 and 2024, respectively.

Accrued capital improvements of $3,125 and $1,364 are included in accounts payable and accrued expenses as of March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, the Company owned 35 hotels with an aggregate of 5,356 rooms located in 15 states and the District of Columbia.

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

The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of March 31, 2025, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

The consolidated financial statements include all of the accounts of the Company, the Operating Partnership (a variable interest entity) and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU during the year ended December 31, 2024 (See Note 15).

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This ASU will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The Company adopted this ASU on January 1, 2025, and is currently evaluating the potential impact on the annual income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact adopting ASU 2024-03 will have on the Company's consolidated financial statements and disclosures.

3.	Acquisition of Hotel Properties

On May 30, 2024, the Company acquired the Home2 Suites Phoenix Downtown ("Home2 Phoenix") hotel property in Phoenix, AZ for $43.3 million. The Company allocated the purchase price of the hotel property acquired based on the estimated fair values of the assets on the date of acquisition. The hotel property is classified as a finance lease for which the Company has recorded right-of-use ("ROU") assets and a lease liability (see Note 12). The Company's ROU asset balance includes $0.3 million related to its lease liability and property acquisition costs of $0.1 million, which are all recorded within Investment in hotel properties, net.

4.	Disposition of Hotel Properties

On March 17, 2025, the Company sold the Hampton Inn & Suites Houston-Medical Center ("HI Houston") hotel property in Houston, TX for $15.5 million and recognized a gain on sale of the hotel property of $1.8 million.

On January 30, 2025, the Company sold the Homewood Suites by Hilton Nashville-Brentwood ("HWS Brentwood") hotel property in Brentwood, TN for $15.0 million and recognized a gain on sale of the hotel property of $5.4 million.

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

5.	Investment in Hotel Properties

Investment in hotel properties, net

Investment in hotel properties, net as of  March 31, 2025 and  December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land and improvements	$275,653	$280,415
Building and improvements	1,208,765	1,232,438
Furniture, fixtures and equipment	93,710	107,947
Finance lease assets	43,778	43,760
Renovations in progress	13,238	17,232
	1,635,144	1,681,792
Less accumulated depreciation and amortization	(466,502)	(484,274)
Investment in hotel properties, net	$1,168,642	$1,197,518

6.	Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage, revolving credit facility, and unsecured term loan debt consisted of the following (dollars in thousands):

			March 31, 2025
	Interest	Maturity	Property	Balance Outstanding on Loan as of
Collateral	Rate	Date	Carrying Value	March 31, 2025	December 31, 2024
Revolving Credit Facility (1)	5.97%	October 28, 2026	$—	$100,000	$110,000
Unsecured Term Loan (2)	5.93%	October 28, 2025	—	140,000	140,000
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	—	—	15,957
Courtyard by Marriott Dallas, TX	7.61%	September 11, 2028	39,144	24,500	24,500
Hyatt Place Pittsburgh, PA (3)	7.29%	June 11, 2029	29,551	23,300	23,300
Residence Inn by Marriott Austin, TX	7.42%	September 6, 2033	33,466	20,850	20,850
TownePlace Suites by Marriott Austin, TX	7.42%	September 6, 2033	29,787	19,075	19,075
Courtyard by Marriott Summerville, SC	7.33%	September 11, 2033	18,052	9,000	9,000
Residence Inn by Marriott Summerville, SC	7.33%	September 11, 2033	16,799	9,500	9,500
SpringHill Suites by Marriott Savannah, GA (4)	6.70%	June 6, 2034	32,702	22,000	22,000
Hampton Inn & Suites Exeter, NH (4)	6.70%	June 11, 2034	12,223	15,000	15,000
Total debt before unamortized debt issue costs			$211,724	$383,225	$409,182
Unamortized term loan and mortgage debt issue costs				(2,169)	(2,332)
Total debt outstanding				$381,056	$406,850

1.

The interest rate for the revolving credit facility is variable and based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.50% to 2.25% based on the Company's leverage and a credit spread adjustment of 0.10%.

2.	The interest rate for the unsecured term loan is variable and based on one-month term SOFR plus a spread of 1.45% to 2.20% based on the Company's leverage and a credit spread adjustment of 0.10%.

3.

On May 31, 2024, a subsidiary of Chatham entered into an agreement with Wells Fargo Bank to obtain a $23.3 million loan secured by the Hyatt Place Pittsburgh. The loan has a term of five years, carries a fixed interest rate of 7.29%, and is interest-only for its duration.

4.

On June 6, 2024, two subsidiaries of Chatham entered into two agreements with Barclays Capital Real Estate and Wells Fargo Bank to obtain a $22.0 million loan secured by the SpringHill Suites Savannah and a $15.0 million loan secured by the Hampton Inn & Suites Exeter. Each loan has a term of ten years, carries a fixed interest rate of 6.70%, and is interest-only for its duration.

On October 28, 2022, the Company entered into a $215.0 million unsecured revolving credit facility and a $90.0 million unsecured delayed-draw term loan facility. The unsecured revolving credit facility has an initial maturity of October 28, 2026 and provides two six-month extension options. The unsecured delayed-draw term loan facility has an initial maturity of October 28, 2025 and provides two one-year extension options. On December 19, 2022, the Company executed an amendment to its unsecured revolving credit facility, increasing commitments by $45.0 million for a total borrowing capacity of $260.0 million. On May 3, 2024, the Company amended its funded unsecured term loan to increase its size from $90.0 million to $140.0 million, its current balance outstanding as of March 31, 2025.

At March 31, 2025 and December 31, 2024, the Company had $240.0 million and $250.0 million, respectively, of outstanding borrowings under its revolving credit facility and unsecured term loan. At March 31, 2025, the aggregate maximum remaining borrowing availability under the two facilities was $160.0 million.

During the three months ended March 31, 2025, the Company repaid the maturing mortgage loan of $16.0 million on the Hampton Inn Houston hotel property. During the year ended December 31, 2024, the Company repaid the maturing mortgage loans of $29.3 million on the Residence Inn Garden Grove hotel property, $34.9 million on the Residence Inn Mountain View hotel property, $27.6 million on the SpringHill Suites Savannah hotel property, $59.5 million on the Residence Inn Silicon Valley I hotel property, $65.0 million on the Residence Inn Silicon Valley II hotel property, $44.7 million on the Residence Inn San Mateo hotel property, $18.8 million on the Hilton Garden Inn Marina del Rey hotel property, and $14.2 million on the Homewood Suites Billerica hotel property. The Company utilized cash, borrowings under its unsecured credit facility and unsecured term loan, and proceeds from its eight new mortgage loans to repay these loans.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of  March 31, 2025 and  December 31, 2024 was $146.8 million and $164.8 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2025, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of  March 31, 2025 and  December 31, 2024 was $240.0 million and $250.0 million, respectively.

Future scheduled principal payments of debt obligations as of March 31, 2025, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2025 (remaining nine months)	$140,000
2026	100,000
2027	—
2028	24,590
2029	23,681
Thereafter	94,954
Total debt before unamortized debt issue costs	$383,225
Unamortized term loan and mortgage debt issue costs	(2,169)
Total debt outstanding	$381,056

7.	Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three months ended March 31, 2025 and 2024.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS continues to have cumulative three-year pre-tax losses. As of March 31, 2025, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

8.	Dividends Declared and Paid

Common Dividends

The Company declared total dividends on common shares of $0.09 per share and distributions on LTIP units of $0.09 per unit for the three months ended March 31, 2025. The Company declared total dividends on common shares of $0.07 per share and distributions on LTIP units of $0.07 per unit for the three months ended March 31, 2024. The dividends on common shares and distributions on LTIP units were as follows:

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/31/2025	4/15/2025	$0.09	$0.09

Total 2025			$0.09	$0.09

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/28/2024	4/15/2024	$0.07	$0.07

Total 2024			$0.07	$0.07

Preferred Dividends

During the three months ended March 31, 2025 and 2024, the Company declared total dividends of $0.41406 and $0.41406, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends were as follows:

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/31/2025	4/15/2025	$0.41406

Total 2025			$0.41406

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/28/2024	4/15/2024	$0.41406

Total 2024			$0.41406

9.	Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of March 31, 2025, 48,982,638 common shares were outstanding.

In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2025. As of March 31, 2025, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

In December 2017, the Company established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2025, the Company issued 1,282 common shares under the DRSPP at a weighted-average price per share of $8.46, which generated $11 thousand of proceeds. As of March 31, 2025, there was approximately $49.9 million in common shares available for issuance under the DRSPP.

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.

On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of March 31, 2025, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended March 31, 2025, the Company paid preferred share dividends of $2.0 million.

Operating Partnership Units

Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of March 31, 2025, there were 2,224,905 vested LTIP units held by current and former employees.

10.	Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended March 31, 2025 and 2024, the Company excluded 881,780 and 335,621, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to common shareholders	$(451)	$(7,212)
Dividends on unvested shares and units	(49)	(32)
Net loss attributable to common shareholders excluding amounts attributable to unvested shares and units	$(500)	$(7,244)
Denominator:
Weighted average number of common shares - basic	48,960,924	48,891,994
Unvested shares and units	—	—
Weighted average number of common shares - diluted	48,960,924	48,891,994
Basic loss per common share:
Net loss attributable to common shareholders per weighted average basic common share	$(0.01)	$(0.15)
Diluted loss per common share:
Net loss attributable to common shareholders per weighted average diluted common share	$(0.01)	$(0.15)

11.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 24, 2022 to increase the maximum number of shares available under the plan by 1,600,000 shares and extend the term of the plan to March 22, 2032. Share awards under this plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based units, for which 10% of dividends on unvested performance-based units are paid and the remaining 90% of dividends are accrued and not paid until those units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2025 and 2024, the Company issued 61,551 and 43,670 common shares, respectively, to its independent trustees as compensation for services performed in 2024 and 2023, respectively. As of March 31, 2025, there were 121,462 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards

From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.

A summary of the Company’s restricted share awards for the three months ended March 31, 2025 and the year ended  December 31, 2024 is as follows:

	For the three months ended		For the year ended
	March 31, 2025		December 31, 2024
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Non-vested at beginning of the period	4,581	$10.91	5,789	$11.78
Granted	8,044	8.08	2,943	10.20
Vested	(1,800)	11.11	(4,151)	11.62
Non-vested at end of the period	10,825	$8.78	4,581	$10.91

As of  March 31, 2025 and December 31, 2024, there were $92 thousand and $33 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2025, these costs were expected to be recognized over a weighted-average period of approximately 2.5 years. For the three months ended March 31, 2025 and 2024, the Company recognized approximately $7 thousand and $13 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the three months ended March 31, 2025 and the year ended  December 31, 2024 is as follows:

	For the three months ended		For the year ended
	March 31, 2025		December 31, 2024
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Units	Date Fair Value	of Units	Date Fair Value
Non-vested at beginning of the period	1,139,564	$13.88	999,955	$15.37
Granted	634,293	8.60	512,264	11.18
Vested	(315,563)	14.31	(322,025)	14.03
Forfeited	(80,731)	18.58	(50,630)	15.02
Non-vested at end of the period	1,377,563	$11.08	1,139,564	$13.88

Time-Based LTIP Awards

On March 1, 2025, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 253,722 time-based LTIP unit awards (the “2025 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP unit awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP units that comprise the 2025 Time-Based LTIP Unit Awards and the prior year LTIP unit awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2025, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 380,571 performance-based LTIP unit awards (the "2025 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market-based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market-based total shareholder return ("TSR") criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $9.37 per 2025 Performance-Based LTIP Unit Award, which takes into account that the number of units that ultimately may vest will depend on the achievement of long-term market-based TSR criteria. The 2025 Performance-Based LTIP Unit Awards have an absolute negative TSR modifier which may reduce payout percentages if the absolute TSR over the measurement period is negative.

The 2025 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2025 and ending on February 29, 2028. The 2025 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

		Number of	Estimated Value		Dividend	Risk Free
	Grant Date	Units Granted	Per Unit	Volatility	Yield	Interest Rate
2021 Time-Based LTIP Unit Awards	3/1/2021	132,381	$12.52	78%	—%	0.08%
2021 Performance-Based LTIP Unit Awards (1)	3/1/2021	198,564	$15.91	64%	3.4%	0.30%
2022 Time-Based LTIP Unit Awards	3/1/2022	152,004	$12.33	80%	—%	1.01%
2022 Performance-Based LTIP Unit Awards (2)	3/1/2022	228,000	$18.58	66%	3.5%	1.44%
2023 Time-Based LTIP Unit Awards	3/1/2023	171,171	$11.11	37%	—%	5.11%
2023 Performance-Based LTIP Unit Awards	3/1/2023	256,757	$16.64	69%	3.5%	4.61%
2024 Time-Based LTIP Unit Awards	3/1/2024	204,909	$9.33	35%	—%	4.92%
2024 Performance-Based LTIP Unit Awards	3/1/2024	307,355	$12.42	35%	2.6%	4.32%
2025 Time-Based LTIP Unit Awards	3/1/2025	253,722	$7.44	29%	—%	4.14%
2025 Performance-Based LTIP Unit Awards	3/1/2025	380,571	$9.37	33%	3.0%	4.04%

(1) In February 2024, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 170,173 LTIP units vested.

(2) In February 2025, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 142,905 LTIP units vested.

The Company recorded $1.5 million and $1.5 million in compensation expense related to the LTIP units for the three months ended March 31, 2025 and 2024, respectively. As of  March 31, 2025 and December 31, 2024, there was $10.7 million and $6.8 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.2 years, which represents the weighted-average remaining vesting period of the LTIP units.

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

Operating Leases

The Residence Inn Gaslamp hotel property is subject to a ground lease with an expiration date of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently approximately $49 thousand per month and increase 10% every five years. The hotel is subject to annual supplemental rent payments calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.

The Residence Inn New Rochelle hotel property is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2025 is approximately $31 thousand per quarter.

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

For the three months ended March 31, 2025, the Company made $0.3 million of fixed lease payments and $0.2 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the three months ended March 31, 2025, the Company made $0.2 million of fixed lease payments related to its corporate office lease, which is included in general and administrative expense in our consolidated statement of operations.

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

The following table includes information regarding the ROU assets and lease liabilities of the Company as of  March 31, 2025 and  December 31, 2024 (in thousands):

		ROU Asset	ROU Asset
	Balance Sheet Classification	as of March 31, 2025	as of December 31, 2024
Finance lease assets, net	Investment in hotel properties, net	$42,254	$42,750
Operating lease assets, net	Right of use asset, net	17,393	17,547
Total ROU asset, net		$59,647	$60,297

		Lease Liability	Lease Liability
	Balance Sheet Classification	as of March 31, 2025	as of December 31, 2024
Finance lease liability	Lease liability	$291	$285
Operating lease liability	Lease liability	20,217	20,349
Total lease liability		$20,508	$20,634

Lease Term and Discount Rate	March 31, 2025
Weighted-average remaining lease term (years)	41.66
Weighted-average discount rate	6.87%

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of March 31, 2025, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2025 (remaining nine months)	$1,486
2026	1,768
2027	1,313
2028	1,338
2029	1,338
Thereafter	61,172
Total lease payments	$68,415
Less: Imputed interest	(47,907)
Present value of lease liabilities	$20,508

13.	Commitments and Contingencies

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

Management fees totaled approximately $2.3 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

Franchise Agreements

The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $5.4 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively. The initial term of the agreements range from 10 to 30 years with the weighted-average expiration being June 2034.

14.	Related Party Transactions

As of March 31, 2025, Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, owns 100% of IHM. As of March 31, 2025, the Company had hotel management agreements with IHM to manage all 35 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended  March 31, 2025 and 2024 were $2.3 million and $2.3 million, respectively. At  March 31, 2025 and December 31, 2024, the amounts due to IHM were $0.6 million and $0.5 million, respectively.

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

15.         Segment Information

Management evaluates the Company's hotels as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company's hotels have similar economic characteristics and provide similar services to similar types of customers. Our single reportable segment comprises the structure used by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, who collectively have been determined to be our Chief Operating Decision Maker ("CODM"), to make key operating decisions and assess performance. Our CODM evaluates our single reportable segment's operating performance based on individual hotel property net income (loss) before interest expense, income tax expense, depreciation and amortization, corporate general and administrative expense, impairment loss, loss on early extinguishment of debt, other charges, interest and other income, and gains or losses on sales of hotel properties ("Adjusted Hotel EBITDA"). Our single reportable segment's assets are consistent with total assets included in the Company's consolidated balance sheets.

The following table includes revenue, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to Net income (loss) (in thousands):

	For the three months ended
	March 31,
	2025	2024
Revenue:
Room	$62,418	$62,483
Food and beverage	1,659	1,846
Other	4,281	3,836
Total hotel property level revenue (1)	68,358	68,165
Expenses:
Room	14,828	15,133
Food and beverage	1,437	1,483
Telephone	311	319
Other hotel operating	1,025	819
General and administrative	6,911	7,166
Franchise and marketing fees	5,431	5,489
Advertising and promotions	1,607	1,343
Utilities	3,153	3,009
Repairs and maintenance	3,959	3,954
Management fees paid to related parties	2,290	2,309
Insurance	827	820
Property taxes, ground rent and insurance	5,744	5,293
Total hotel property level expenses	47,523	47,137

Adjusted Hotel EBITDA	$20,835	$21,028

Reconciliation of Adjusted Hotel EBITDA to net income (loss)
Interest expense, including amortization of deferred fees	(6,852)	(7,307)
Depreciation and amortization	(15,032)	(15,255)
Corporate general and administrative	(4,606)	(4,594)
Other charges	(7)	(50)
Interest and other income	63	846
Gain on sale of hotel properties	7,118	(152)

Net income (loss)	$1,519	$(5,484)

(1) The difference between total hotel property level revenue and total revenue on the consolidated statements of operations is due to reimbursable costs from related parties of $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

16.         Subsequent Events

On April 22, 2025, the Company sold the Courtyard Houston hotel property in Houston, TX for approximately $23.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. In this report, we use the terms “the Company," “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “will,” “could” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. Some factors that might cause such a difference include the following: local, national and global economic conditions, uncertainty surrounding the financial stability of the United States, Europe and China, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, a potential recessionary environment, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics like COVID-19, epidemics or other public health emergencies or fear of such events, the impact of and changes to various government programs, and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At March 31, 2025, our leverage ratio was 22.3% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. As of March 31, 2025, we have total debt of $383.2 million at a weighted-average interest rate of approximately 6.43%.

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

Key Indicators of Operating Performance and Financial Condition

We measure financial condition and hotel operating performance by evaluating non-financial and financial metrics and measures such as:

•	Average Daily Rate (“ADR”), which is the quotient of room revenue divided by total rooms sold;
•	Occupancy, which is the quotient of total rooms sold divided by total rooms available;
•	Revenue Per Available Room (“RevPAR”), which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;
•	Funds From Operations (“FFO”);
•	Adjusted FFO;
•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”);
•	EBITDAre;
•	Adjusted EBITDA; and
•	Adjusted Hotel EBITDA.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR increased 2.2% for the three months ended March 31, 2025, with RevPAR up 4.5% in January 2025, up 1.9% in February 2025 and up 0.8% in March 2025. RevPAR growth slowed starting in March 2025 and we believe there is a reasonable amount of uncertainty around industry performance for the remainder of 2025.

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

Results of operations for the three months ended March 31, 2025 include the operating activities of the hotels we owned during the period. We sold one hotel located in Denver, CO on January 9, 2024, sold one hotel located in Maitland, FL on December 6, 2024, sold one hotel located in Bloomington, MN on December 16, 2024, sold one hotel located in Brentwood, TN on January 30, 2025, and sold one hotel located in Houston, TX on March 17, 2025. We acquired one hotel located in Phoenix, AZ on May 30, 2024. The changes in results described below were driven primarily by the continued recovery of business travel following the COVID-19 pandemic, the sales of five hotels, the acquisition of one hotel and inflationary cost pressures.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024	% Change
Room	$62,418	$62,483	(0.1)%
Food and beverage	1,659	1,846	(10.1)%
Other	4,281	3,836	11.6%
Reimbursable costs from related parties	277	278	(0.4)%
Total revenue	$68,635	$68,443	0.3%

Total revenue was $68.6 million for the three months ended March 31, 2025, up $0.2 million compared to total revenue of $68.4 million for the corresponding 2024 period. The increase in total revenue primarily was related to the 3.8% increase in same property RevPAR. One hotel owned during the three months ended March 31, 2025, which was not owned during the three months ended March 31, 2024, contributed $2.8 million of revenue during the three months ended March 31, 2025. This was offset by the decrease in revenue from the sales of five hotels that contributed $1.3 million in room revenue for the three months ended March 31, 2025, down $3.8 million from the $5.1 million that the sold hotels contributed for the corresponding 2024 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.9% and 91.3% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

Food and beverage revenue was $1.7 million for the three months ended March 31, 2025, down $(0.1) million compared to $1.8 million for the corresponding 2024 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $4.3 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase in other operating revenue primarily was related to increases in revenue from parking.

Reimbursable costs from related parties were $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR and RevPAR reflect results for the hotels owned by us as of March 31, 2025 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2025		2024		% Change
	Same Property	Actual	Same Property	Actual	Same Property	Actual
	(35 hotels)	(37 hotels)	(35 hotels)	(39 hotels)	(35 hotels)	(37/39 hotels)
Occupancy	72.1%	72.1%	69.3%	69.9%	4.0%	3.1%
ADR	$176.18	$175.06	$176.57	$170.63	(0.2)%	2.6%
RevPAR	$127.01	$126.24	$122.33	$119.35	3.8%	5.8%

For the three months ended March 31, 2025 same property RevPAR increased 3.8% due to an increase in occupancy of 4.0% and a decrease in ADR of (0.2)%. Same property RevPAR increased 5.4% in January 2025, increased 7.4% in February 2025, and decreased (0.1)% in March 2025. Same property RevPAR was $107.54 in January 2025, $131.21 in February 2025 and $142.55 in March 2025.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024	% Change
Hotel operating expenses:
Room	$14,828	$15,133	(2.0)%
Food and beverage	1,437	1,483	(3.1)%
Telephone	311	319	(2.5)%
Other hotel operating	1,025	819	25.2%
General and administrative	6,911	7,166	(3.6)%
Franchise and marketing fees	5,431	5,489	(1.1)%
Advertising and promotions	1,607	1,343	19.7%
Utilities	3,153	3,009	4.8%
Repairs and maintenance	3,959	3,954	0.1%
Management fees	2,290	2,309	(0.8)%
Insurance	827	820	0.9%
Total hotel operating expenses	$41,779	$41,844	(0.2)%

Hotel operating expenses remained flat at $41.8 million for the three months ended March 31, 2025 and 2024. One hotel owned during the three months ended March 31, 2025, which was not owned during the three months ended March 31, 2024, contributed $1.2 million of operating expenses during the three months ended March 31, 2025. This was offset by the decrease in operating expenses from the sales of five hotels that contributed $0.9 million in operating expenses for the three months ended March 31, 2025, down $2.5 million from the $3.4 million that the sold hotels contributed for the corresponding 2024 period. The remaining change in operating expenses was related to an increase in same property occupancies and revenues at our hotels due to the continued recovery of business travel following the COVID-19 pandemic, increased staffing levels, wage and benefit costs, and inflation.

Room expenses, which are the most significant component of hotel operating expenses, decreased $(0.3) million from $15.1 million for the three months ended March 31, 2024 to $14.8 million for the three months ended March 31, 2025. The decrease in room expenses was related primarily to the decrease in costs from the sales of five hotels, partially offset by the increase in costs from the acquisition of one hotel and an increase in costs related to the increase in same property occupancies and revenues at our hotels.

The remaining hotel operating expenses increased $0.3 million, from $26.7 million for the three months ended March 31, 2024 to $27.0 million for the three months ended March 31, 2025. The increase in other remaining expenses primarily was related to increases in advertising and promotions costs.

Depreciation and Amortization

Depreciation and amortization expense was $15.0 million and $15.3 million for the three months ended March 31, 2025 and 2024, respectively.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.4 million from $5.3 million for the three months ended March 31, 2024 to $5.7 million for the three months ended March 31, 2025. The increase was primarily related to increases in property tax assessments.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units ("LTIP units"). These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $1.6 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively) was $3.0 million for the three months ended March 31, 2025 versus $3.0 million for the three months ended March 31, 2024.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $(0.7) million from $0.8 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025. The decrease was due to lower cash balances during the three months ended March 31, 2025.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.4 million from $7.3 million for the three months ended March 31, 2024 to $6.9 million for the three months ended March 31, 2025 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024	% Change
Mortgage debt interest	$2,602	$5,208	(50.0)%
Credit facility and term loan interest and unused fees	3,906	1,788	118.5%
Interest on finance lease liability	6	—	100.0%
Amortization of deferred financing costs	338	311	8.7%
Total	$6,852	$7,307	(6.2)%

The decrease in interest expense was due to lower debt balances during the three months ended March 31, 2025 than during the three months ended March 31, 2024.

Income Tax Expense

Income tax expense remained unchanged at zero for the three months ended March 31, 2025 and 2024. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS continues to have cumulative three-year taxable losses and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income (Loss)

Net income was $1.5 million for the three months ended March 31, 2025, compared to net loss of $(5.5) million for the three months ended March 31, 2024. The change in net income (loss) was primarily due to the factors discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2025 and 2024 (in thousands, except share data):

	For the three months ended
	March 31,
	2025	2024
Funds From Operations (“FFO”):
Net income (loss)	$1,519	$(5,484)
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shares and common units	(468)	(7,471)
(Gain) loss on sale of hotel properties	(7,118)	152
Depreciation of hotel properties owned	14,466	15,196
FFO attributable to common share and unit holders	6,880	7,877
Amortization of finance lease assets	514	—
Other charges	7	50
Adjusted FFO attributable to common share and unit holders	$7,401	$7,927
Weighted average number of common shares and units
Basic	50,711,873	50,589,012
Diluted	51,593,653	50,924,633

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended
	March 31,
	2025	2024
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss)	$1,519	$(5,484)
Interest expense, including amortization of deferred fees	6,852	7,307
Depreciation and amortization	15,032	15,255
EBITDA	23,403	17,078
(Gain) loss on sale of hotel properties	(7,118)	152
EBITDAre	16,285	17,230
Other charges	7	50
Share-based compensation	1,607	1,604
Adjusted EBITDA	$17,899	$18,884

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

The following is a presentation of, and a reconciliation of net income (loss) to, Adjusted Hotel EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

		For the three months ended
		March 31,
		2025	2024

Net income (loss)		$1,519	$(5,484)
Add:	Interest expense, including amortization of deferred fees	6,852	7,307
	Depreciation and amortization	15,032	15,255
	Corporate general and administrative	4,606	4,594
	Other charges	7	50
	Loss on sale of hotel properties	—	152
Less:	Interest and other income	(63)	(846)
	Gain on sale of hotel properties	(7,118)	—
	Adjusted Hotel EBITDA	$20,835	$21,028

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

•	Other companies in our industry may calculate FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA differently than we do, limiting their usefulness as comparative measures.

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

Cash, cash equivalents, and restricted cash totaled $25.2 million as of March 31, 2025, a decrease of $4.7 million from December 31, 2024, primarily due to net cash provided by operating activities of $4.2 million, net cash provided by investing activities of $22.8 million, and net cash used in financing activities of $(31.6) million.

Cash from Operations

Net cash flows provided by operating activities decreased $2.7 million to $4.2 million during the three months ended March 31, 2025 compared to $6.9 million during the three months ended March 31, 2024. The decrease in cash from operating activities was primarily due to the sales of five hotels, partially offset by improving revenue from our hotels which generated same property RevPAR growth of 3.8% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Investing Activities Cash Flows

Net cash flows provided by investing activities increased $16.5 million to $22.8 million during the three months ended March 31, 2025 compared to $6.3 million during the three months ended March 31, 2024. For the three months ended March 31, 2025, net cash flows provided by investing activities of $22.8 million consisted of $29.9 million in net proceeds related to the sales of two hotels, partially offset by $(7.1) million related to capital improvements on our hotels. For the three months ended March 31, 2024, net cash flows provided by investing activities of $6.3 million consisted of $17.2 million in net proceeds related to the sale of one hotel, partially offset by $(10.3) million related to capital improvements on our hotels and $(0.5) million of payments of franchise application costs.

We expect to invest approximately $18.6 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2025, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities increased $24.1 million to $(31.6) million during the three months ended March 31, 2025 compared to $(7.5) million during the three months ended March 31, 2024. For the three months ended March 31, 2025, net cash flows used in financing activities of $(31.6) million were comprised of the repayment of mortgage debt of $16.0 million, net repayments on our revolving credit facility of $10.0 million, distributions to common share and LTIP unit holders of $3.7 million and distributions on preferred shares of $2.0 million. For the three months ended March 31, 2024, net cash flows used in financing activities of $(7.5) million were comprised of the repayment of principal payments on mortgage debt of $1.6 million, distributions to common share and LTIP unit holders of $3.6 million, distributions on preferred shares of $2.0 million and payments of offering costs on common shares of $0.2 million.

We declared total dividends of $0.09 and $0.07 per common share and LTIP unit for the three months ended March 31, 2025 and 2024, respectively. We declared total dividends of $0.41406 and $0.41406 per Series A preferred share for the three months ended March 31, 2025 and 2024, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•

At March 31, 2025, we had total debt principal and interest obligations of $470.5 million with $161.2 million of principal and interest payable within the next 12 months from March 31, 2025 (excluding available extension options). Debt principal obligations payable during the next 12 months consists of $140.0 million related to the initial maturity of the Company's unsecured term loan. The Company has two 1-year extension options for its $140.0 million unsecured term loan. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and unsecured term loan.

•

Lease payments due within the next 12 months from March 31, 2025 total $2.0 million. See Note 12, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

Liquidity and Capital Resources

At March 31, 2025, our leverage ratio was approximately 22.3% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. At March 31, 2025, we had total debt of $383.2 million at an average interest rate of approximately 6.43%.

At March 31, 2025 and December 31, 2024, we had $100.0 million and $110.0, respectively, in outstanding borrowings under our $260.0 million revolving credit facility. We had $140.0 million and $140.0 million in outstanding borrowings under our unsecured term loan at March 31, 2025 and December 31, 2024, respectively.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2025.

In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2025, the Company issued 1,282 common shares under the DRSPP at a weighted-average price per share of $8.46, which generated $11 thousand of proceeds. As of March 31, 2025, there was approximately $49.9 million in common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities act as sales agents under the ATM Program. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2025. As of March 31, 2025, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

We expect to meet our short-term liquidity requirements generally through existing cash balances and availability under our credit facility. We believe that our existing cash balances and availability under our credit facility will be adequate to fund operating obligations, pay interest on any borrowings and fund dividends in accordance with the requirements for qualification as a REIT under the Code. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and development, and debt maturities or repayments through additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities or the possible sale of existing assets.

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

We had no material off-balance sheet arrangements at March 31, 2025.

Dividend Policy

Our dividend policy for common shares has been to distribute, annually, approximately 100% of our annual taxable income. During the three months ended March 31, 2025, the Company declared total dividends on common shares of $0.09 per share and distributions on LTIP units of $0.09 per unit. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $0.41406 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the three months ended March 31, 2025.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting estimates, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2025 and December 31, 2024 was $146.8 million and $164.8 million, respectively.

At March 31, 2025, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2025 that are sensitive to changes in interest rates (dollars in thousands):

							Total/
							Weighted
	2025	2026	2027	2028	2029	Thereafter	Average	Fair Value
Floating rate:
Debt	$140,000	$100,000	—	—	—	—	$240,000	$240,000
Average interest rate	5.93%	5.97%	—	—	—	—	5.95%
Fixed rate:
Debt	—	—	—	$24,590	$23,681	$94,954	$143,225	$146,782
Average interest rate	—	—	—	7.61%	7.29%	7.12%	7.23%

As of March 31, 2025, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $2.4 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $240.0 million, the total balance as of March 31, 2025.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Common Shares

The following is a summary of all share repurchases during the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025 (1)	532	$8.08	—	$—
Total	532	$8.08	—	$—

(1)          Consists of common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of the Company's trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CHATHAM LODGING TRUST

Dated:	May 6, 2025	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)