Form 10-Q
period 2025-09-30
Chatham Lodging Trust
filed 2025-11-05
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2025
Common Shares of Beneficial Interest, $0.01 par value per share	48,516,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets:
Investment in hotel properties, net	$1,127,044	$1,197,518
Cash and cash equivalents	13,226	20,195
Restricted cash	8,144	9,649
Right of use asset, net	17,076	17,547
Hotel receivables (net of allowance for doubtful accounts of $281 and $300, respectively)	3,914	2,921
Deferred costs, net	6,368	4,038
Prepaid expenses and other assets	6,768	2,813
Total assets	$1,182,540	$1,254,681
Liabilities and Equity:
Mortgage debt, net	$141,419	$157,211
Revolving credit facility	—	110,000
Unsecured term loan, net	197,427	139,638
Accounts payable and accrued expenses (including $617 and $490 due to related parties, respectively)	31,278	29,621
Lease liability	20,211	20,634
Distributions payable	6,722	5,580
Total liabilities	397,057	462,684
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 48,744,901 and 48,912,293 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	487	489
Additional paid-in capital	1,046,762	1,046,812
Accumulated deficit	(297,857)	(289,130)
Total shareholders’ equity	749,440	758,219
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	36,043	33,778
Total equity	785,483	791,997
Total liabilities and equity	$1,182,540	$1,254,681

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Room	$71,923	$80,236	$207,737	$221,762
Food and beverage	1,561	1,832	5,083	5,806
Other	4,649	4,826	13,715	13,695
Reimbursable costs from related parties	276	283	802	836
Total revenue	78,409	87,177	227,337	242,099
Expenses:
Hotel operating expenses:
Room	15,469	17,011	45,255	49,110
Food and beverage	1,368	1,592	4,192	4,683
Telephone	292	343	884	991
Other hotel operating	1,171	1,188	3,353	3,031
General and administrative	6,667	7,506	20,703	21,903
Franchise and marketing fees	6,349	6,990	18,215	19,415
Advertising and promotions	1,923	1,677	5,185	4,604
Utilities	3,597	3,946	9,561	10,061
Repairs and maintenance	3,797	4,178	11,463	12,235
Management fees paid to related parties	2,600	2,959	7,575	8,118
Insurance	813	851	2,459	2,504
Total hotel operating expenses	44,046	48,241	128,845	136,655
Depreciation and amortization	14,707	15,287	45,133	45,455
Property taxes, ground rent and insurance	5,328	6,453	17,205	17,728
General and administrative	4,142	4,395	12,741	13,623
Other charges	16	—	24	77
Reimbursable costs from related parties	276	283	802	836
Total operating expenses	68,515	74,659	204,750	214,374
Operating income before gain (loss) on sale of hotel properties	9,894	12,518	22,587	27,725
Gain (loss) on sale of hotel properties	39	(14)	7,507	(154)
Operating income	9,933	12,504	30,094	27,571
Interest and other income	71	97	192	1,627
Interest expense, including amortization of deferred fees	(6,243)	(8,262)	(19,508)	(23,292)
Loss on early extinguishment of debt	(174)	—	(174)	(17)
Income before income tax expense	3,587	4,339	10,604	5,889
Income tax expense	—	—	—	—
Net income	3,587	4,339	10,604	5,889
Net income attributable to noncontrolling interests	(56)	(88)	(163)	(15)
Net income attributable to Chatham Lodging Trust	3,531	4,251	10,441	5,874
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income (loss) attributable to common shareholders	$1,544	$2,264	$4,479	$(88)

Income (loss) per common share - basic:
Net income (loss) attributable to common shareholders (Note 10)	$0.03	$0.05	$0.09	$—
Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders (Note 10)	$0.03	$0.05	$0.09	$—
Weighted average number of common shares outstanding:
Basic	48,910,697	48,904,179	48,956,588	48,898,947
Diluted	49,600,250	49,066,464	50,068,092	48,898,947
Distributions declared per common share:	$0.09	$0.07	$0.27	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

Three months ended September 30, 2024 and 2025
								Noncontrolling
					Additional		Total	Interest in
	Preferred Shares		Common Shares		Paid - In	Accumulated	Shareholders’	Operating
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Partnership	Total Equity
Balance, July 1, 2024	4,800,000	$48	48,909,201	$489	$1,046,787	$(280,852)	$766,472	$31,421	$797,893
Issuance of common shares, net of offering costs of $15	—	—	1,640	—	(1)	—	(1)	—	(1)
Amortization of share-based compensation	—	—	—	—	9	—	9	1,501	1,510
Dividends declared on common shares ($0.07 per share)	—	—	—	—	—	(3,423)	(3,423)	—	(3,423)
Distributions declared on LTIP units ($0.07 per unit)	—	—	—	—	—	—	—	(215)	(215)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	4,251	4,251	88	4,339
Balance, September 30, 2024	4,800,000	$48	48,910,841	$489	$1,046,795	$(282,011)	$765,321	$32,795	$798,116

Balance, July 1, 2025	4,800,000	48	48,997,996	490	1,048,566	(295,014)	754,090	34,879	788,969
Issuance of common shares, net of offering costs of $0	—	—	2,118	—	15	—	15	—	15
Repurchases of common shares	—	—	(255,213)	(3)	(1,829)	—	(1,832)	—	(1,832)
Amortization of share-based compensation	—	—	—	—	10	—	10	1,429	1,439
Dividends declared on common shares ($0.09 per share)	—	—	—	—	—	(4,387)	(4,387)	—	(4,387)
Distributions declared on LTIP units ($0.09 per unit)	—	—	—	—	—	—	—	(321)	(321)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	3,531	3,531	56	3,587
Balance, September 30, 2025	4,800,000	$48	48,744,901	$487	$1,046,762	$(297,857)	$749,440	$36,043	$785,483

The accompanying notes are an integral part of these consolidated financial statements.

Nine months ended September 30, 2024 and 2025
								Noncontrolling
					Additional		Total	Interest in
	Preferred Shares		Common Shares		Paid - In	Accumulated	Shareholders’	Operating
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Partnership	Total Equity
Balance, January 1, 2024	4,800,000	$48	48,859,836	$488	$1,047,176	$(271,651)	$776,061	$28,315	$804,376
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,670	1	470	—	471	—	471
Issuance of common shares, net of offering costs of $278	—	—	4,392	—	(239)	—	(239)	—	(239)
Issuance of restricted time-based shares	—	—	2,943	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	37	—	37	4,452	4,489
Dividends declared on common shares ($0.21 per share)	—	—	—	—	—	(10,272)	(10,272)	—	(10,272)
Distributions declared on LTIP units ($0.21 per unit)	—	—	—	—	—	—	—	(645)	(645)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	9	9
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	(649)	—	(649)	649	—
Net income	—	—	—	—	—	5,874	5,874	15	5,889
Balance, September 30, 2024	4,800,000	$48	48,910,841	$489	$1,046,795	$(282,011)	$765,321	$32,795	$798,116

Balance, January 1, 2025	4,800,000	$48	48,912,293	$489	$1,046,812	$(289,130)	$758,219	$33,778	$791,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	61,551	1	562	—	563	—	563
Issuance of common shares, net of offering costs of $0	—	—	5,842	—	43	—	43	—	43
Conversion of LTIP units to common shares	—	—	33,396	—	533	—	533	(533)	—
Issuance of restricted time-based shares	—	—	8,044	—	—	—	—	—	—
Repurchases of common shares	—	—	(276,225)	(3)	(1,978)	—	(1,981)	—	(1,981)
Amortization of share-based compensation	—	—	—	—	27	—	27	4,317	4,344
Dividends declared on common shares ($0.27 per share)	—	—	—	—	—	(13,206)	(13,206)	—	(13,206)
Distributions declared on LTIP units ($0.27 per unit)	—	—	—	—	—	—	—	(967)	(967)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	48	48
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	763	—	763	(763)	—
Net income	—	—	—	—	—	10,441	10,441	163	10,604
Balance, September 30, 2025	4,800,000	$48	48,744,901	$487	$1,046,762	$(297,857)	$749,440	$36,043	$785,483

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$10,604	$5,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of investment in hotel properties	44,983	45,290
Amortization of deferred franchise fees	150	158
Amortization of deferred financing fees included in interest expense	1,008	1,002
(Gain) loss on sale of hotel properties	(7,507)	154
Loss on early extinguishment of debt	174	17
Loss on write-off of deferred franchise fee	—	50
Share-based compensation	4,710	4,911
Changes in assets and liabilities:
Right of use asset	472	441
Hotel receivables	(989)	9
Deferred costs	58	(253)
Prepaid expenses and other assets	(4,036)	(2,473)
Accounts payable and accrued expenses	2,596	5,735
Lease liability	(397)	(44)
Net cash provided by operating activities	51,826	60,886
Cash flows from investing activities:
Improvements and additions to hotel properties	(20,427)	(24,857)
Acquisition of hotel properties	—	(43,732)
Proceeds from sale of hotel properties, net	52,956	17,166
Payments of franchise application costs	(110)	(700)
Net cash provided by (used in) investing activities	32,419	(52,123)
Cash flows from financing activities:
Borrowings on revolving credit facility	15,000	136,000
Repayments on revolving credit facility	(125,000)	(11,000)
Borrowings on unsecured term loan	200,000	50,000
Repayments on unsecured term loan	(140,000)	—
Repayments of mortgage debt	(15,957)	(282,899)
Proceeds from the issuance of mortgage debt	—	60,300
Principal payments on finance lease	(26)	(15)
Payment of financing costs	(5,854)	(1,064)
Payment of offering costs on common shares	—	(278)
Proceeds from issuance of common shares	43	41
In-substance repurchase of vested common shares	(5)	—
Repurchases of common shares	(1,976)	—
Distributions-common shares/units	(12,982)	(10,790)
Distributions-preferred shares	(5,962)	(5,962)
Net cash used in financing activities	(92,719)	(65,667)
Net change in cash, cash equivalents and restricted cash	(8,474)	(56,904)
Cash, cash equivalents and restricted cash, beginning of period	29,844	85,749
Cash, cash equivalents and restricted cash, end of period	$21,370	$28,845
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,619	$22,313
Cash paid for taxes	$955	$948

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

As of September 30, 2025, the Company had accrued distributions payable of $6,722. As of September 30, 2024, the Company had accrued distributions payable of $5,531.

Accrued share-based compensation of $321 and $422 is included in accounts payable and accrued expenses as of September 30, 2025 and 2024, respectively.

Accrued capital improvements of $1,142 and $1,286 are included in accounts payable and accrued expenses as of September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, the Company owned 34 hotels with an aggregate of 5,166 rooms located in 15 states and the District of Columbia.

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

The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of September 30, 2025, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

On January 30, 2025, the Company sold the Homewood Suites by Hilton Nashville-Brentwood ("HWS Brentwood") hotel property in Brentwood, TN for $15.0 million and recognized a gain on sale of the hotel property of $5.6 million.

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

5.	Investment in Hotel Properties

Investment in hotel properties, net

Investment in hotel properties, net as of  September 30, 2025 and  December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land and improvements	$270,053	$280,415
Building and improvements	1,187,428	1,232,438
Furniture, fixtures and equipment	88,381	107,947
Finance lease assets	43,821	43,760
Renovations in progress	10,692	17,232
	1,600,375	1,681,792
Less accumulated depreciation and amortization	(473,331)	(484,274)
Investment in hotel properties, net	$1,127,044	$1,197,518

6.	Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage, revolving credit facility, and unsecured term loan debt consisted of the following (dollars in thousands):

			September 30, 2025
	Interest	Maturity	Property	Balance Outstanding on Loan as of
Collateral	Rate	Date	Carrying Value	September 30, 2025	December 31, 2024
Revolving Credit Facility (1)	5.66%	September 25, 2029	$—	$—	$110,000
Unsecured Term Loan (2)	5.61%	September 25, 2029	—	200,000	140,000
Hampton Inn & Suites Houston Medical Center, TX	4.25%	January 6, 2025	—	—	15,957
Courtyard by Marriott Dallas, TX	7.61%	September 11, 2028	38,680	24,500	24,500
Hyatt Place Pittsburgh, PA (3)	7.29%	June 11, 2029	29,089	23,300	23,300
Residence Inn by Marriott Austin, TX	7.42%	September 6, 2033	34,545	20,850	20,850
TownePlace Suites by Marriott Austin, TX	7.42%	September 6, 2033	29,172	19,075	19,075
Courtyard by Marriott Summerville, SC	7.33%	September 11, 2033	17,706	9,000	9,000
Residence Inn by Marriott Summerville, SC	7.33%	September 11, 2033	16,626	9,500	9,500
SpringHill Suites by Marriott Savannah, GA (4)	6.70%	June 6, 2034	32,057	22,000	22,000
Hampton Inn & Suites Exeter, NH (4)	6.70%	June 11, 2034	12,054	15,000	15,000
Total debt before unamortized debt issue costs			$209,929	$343,225	$409,182
Unamortized term loan and mortgage debt issue costs				(4,379)	(2,332)
Total debt outstanding				$338,846	$406,850

1.	The interest rate for the revolving credit facility is variable and based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.50% to 2.25% based on the Company's leverage.

2.	The interest rate for the unsecured term loan is variable and based on one-month term SOFR plus a spread of 1.45% to 2.20% based on the Company's leverage.

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

On September 25, 2025, the Company entered into a new credit agreement for a credit facility (the "Credit Facility") consisting of a $300.0 million unsecured revolving credit facility and a $200.0 million unsecured term loan facility which replaced the existing $260.0 million revolving credit facility and the existing $140.0 unsecured term loan facility. Proceeds from the new $200.0 million funded term loan were used to repay the $60.0 million of outstanding borrowings under the prior $260.0 million revolving credit facility and the $140.0 million of outstanding borrowings under the prior term loan. The new Credit Facility has an initial maturity date of September 25, 2029 and provides options to extend for one year. Total commitments of $500.0 million under the new Credit Facility can be increased up to $650.0 million through an accordion feature.

At September 30, 2025 and December 31, 2024, the Company had $200.0 million and $250.0 million, respectively, of outstanding borrowings under its revolving credit facility and unsecured term loan. At September 30, 2025, the aggregate maximum remaining borrowing availability under the Credit Facility was $300.0 million.

During the nine months ended September 30, 2025, the Company repaid the maturing mortgage loan of $16.0 million on the Hampton Inn Houston hotel property. During the year ended December 31, 2024, the Company repaid the maturing mortgage loans of $29.3 million on the Residence Inn Garden Grove hotel property, $34.9 million on the Residence Inn Mountain View hotel property, $27.6 million on the SpringHill Suites Savannah hotel property, $59.5 million on the Residence Inn Silicon Valley I hotel property, $65.0 million on the Residence Inn Silicon Valley II hotel property, $44.7 million on the Residence Inn San Mateo hotel property, $18.8 million on the Hilton Garden Inn Marina del Rey hotel property, and $14.2 million on the Homewood Suites Billerica hotel property. The Company utilized cash, borrowings under its unsecured credit facility and unsecured term loan, and proceeds from its eight new mortgage loans to repay these loans.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of  September 30, 2025 and  December 31, 2024 was $153.0 million and $164.8 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2025, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of  September 30, 2025 and  December 31, 2024 was $200.0 million and $250.0 million, respectively.

Future scheduled principal payments of debt obligations as of September 30, 2025, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2025 (remaining three months)	$—
2026	—
2027	—
2028	24,590
2029	223,681
Thereafter	94,954
Total debt before unamortized debt issue costs	$343,225
Unamortized term loan and mortgage debt issue costs	(4,379)
Total debt outstanding	$338,846

7.	Income Taxes

The Company’s TRS is subject to federal and state income taxes. Income tax expense was zero for the three and nine months ended September 30, 2025 and 2024.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS continues to have cumulative three-year taxable losses. As of September 30, 2025, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

8.	Dividends Declared and Paid

Common Dividends

The Company declared total dividends on common shares of $ 0.27 per share and distributions on LTIP units of $ 0.27 per unit for the nine months ended September 30, 2025. The Company declared total dividends on common shares of $ 0.21 per share and distributions on LTIP units of $ 0.21 per unit for the nine months ended September 30, 2024. The dividends on common shares and distributions on LTIP units were as follows:

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/31/2025	4/15/2025	$0.09	$0.09
June	6/30/2025	7/15/2025	0.09	0.09
September	9/30/2025	10/15/2025	0.09	0.09

Total 2025			$0.27	$0.27

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/28/2024	4/15/2024	$0.07	$0.07
June	9/30/2024	7/15/2024	0.07	0.07
September	9/28/2024	10/15/2024	0.07	0.07

Total 2024			$0.21	$0.21

Preferred Dividends

During the nine months ended September 30, 2025 and 2024, the Company declared total dividends of $1.24218 and $1.24218, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends were as follows:

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/31/2025	4/15/2025	$0.41406
June	6/30/2025	7/15/2025	0.41406
September	9/30/2025	10/15/2025	0.41406

Total 2025			$1.24218

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/28/2024	4/15/2024	$0.41406
June	6/28/2024	7/15/2024	0.41406
September	9/30/2024	10/15/2024	0.41406

Total 2024			$1.24218

9.	Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of September 30, 2025, 48,744,901 common shares were outstanding.

In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2025. As of September 30, 2025, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

In December 2017, the Company established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which was renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2025, the Company issued 2,118 common shares under the DRSPP at a weighted-average price per share of $7.15, which generated $15 thousand of proceeds. During the nine months ended September 30, 2025, the Company issued 5,842 common shares under the DRSPP at a weighted-average price per share of $7.29, which generated $43 thousand of proceeds. As of September 30, 2025, there was approximately $49.9 million in common shares available for issuance under the DRSPP.

In May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of common shares of the Company. Under the Share Repurchase Program, the Company has the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as the Company deems appropriate. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended September 30, 2025, the Company repurchased 255,213 common shares at a weighted-average price per share of $7.18 for an aggregate purchase price, including commissions, of approximately $1.8 million. During the nine months ended September 30, 2025, the Company repurchased 275,693 common shares at a weighted-average price per share of $7.17 for an aggregate purchase price, including commissions, of approximately $2.0 million. As of September 30, 2025, there was approximately $23.0 million in common shares available for repurchase under the Share Repurchase Program.

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.

On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of September 30, 2025, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended September 30, 2025, the Company paid preferred share dividends of $2.0 million.

Operating Partnership Units

Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. During the nine months ended September 30, 2025, the Company issued 33,396 of common shares in exchange for outstanding LTIP units on a one-for-one basis. As of September 30, 2025, there were 2,191,510 vested LTIP units held by current and former employees.

10.	Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended September 30, 2025 and 2024, the Company excluded zero and zero, respectively, of unvested shares and units as their effect would have been anti-dilutive. For the nine months ended September 30, 2025 and 2024, the Company excluded zero and 373,200, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$1,544	$2,264	$4,479	$(88)
Dividends on unvested shares and units	(49)	(32)	(148)	(96)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested shares and units	$1,495	$2,232	$4,331	$(184)
Denominator:
Weighted average number of common shares - basic	48,910,697	48,904,179	48,956,588	48,898,947
Unvested shares and units	689,553	162,285	1,111,504	—
Weighted average number of common shares - diluted	49,600,250	49,066,464	50,068,092	48,898,947
Basic income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$0.03	$0.05	$0.09	$—
Diluted income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$0.03	$0.05	$0.09	$—

11.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 6, 2025 to increase the maximum number of shares available under the plan by 2,150,000 shares and to increase the individual grant limit with respect to performance units. The plan has a 10-year term that expires on March 22, 2032. Share awards under the plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based units, for which 10% of dividends on unvested performance-based units are paid and the remaining 90% of dividends are accrued and not paid until those units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2025 and 2024, the Company issued 61,551 and 43,670 common shares, respectively, to its independent trustees as compensation for services performed in 2024 and 2023, respectively. As of September 30, 2025, there were 2,271,462 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards

From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.

A summary of the Company’s restricted share awards for the nine months ended September 30, 2025 and the year ended  December 31, 2024 is as follows:

	For the nine months ended		For the year ended
	September 30, 2025		December 31, 2024
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Non-vested at beginning of the period	4,581	$10.91	5,789	$11.78
Granted	8,044	8.08	2,943	10.20
Vested	(1,800)	11.11	(4,151)	11.62
Non-vested at end of the period	10,825	$8.78	4,581	$10.91

As of  September 30, 2025 and December 31, 2024, there were $71 thousand and $33 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2025, these costs were expected to be recognized over a weighted-average period of approximately 2.1 years. For the three months ended September 30, 2025 and 2024, the Company recognized approximately $10 thousand and $9 thousand, respectively, of expense related to the restricted share awards, and for the nine months ended September 30, 2025 and 2024, the Company recognized approximately $28 thousand and $37 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the nine months ended September 30, 2025 and the year ended  December 31, 2024 is as follows:

	For the nine months ended		For the year ended
	September 30, 2025		December 31, 2024
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Units	Date Fair Value	of Units	Date Fair Value
Non-vested at beginning of the period	1,139,564	$13.88	999,955	$15.37
Granted	634,293	8.60	512,264	11.18
Vested	(315,563)	14.31	(322,025)	14.03
Forfeited	(80,731)	18.58	(50,630)	15.02
Non-vested at end of the period	1,377,563	$11.08	1,139,564	$13.88

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

The Company recorded $1.4 million and $1.5 million in compensation expense related to the LTIP units for the three months ended September 30, 2025 and 2024, respectively, and $4.3 million and $4.5 million in compensation expense related to the LTIP units for the nine months ended September 30, 2025 and 2024, respectively. As of  September 30, 2025 and December 31, 2024, there was $7.9 million and $6.8 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.9 years, which represents the weighted-average remaining vesting period of the LTIP units.

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

For the nine months ended September 30, 2025, the Company made $1.0 million of fixed lease payments and $0.5 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the nine months ended September 30, 2025, the Company made $0.5 million of fixed lease payments related to its corporate office lease, which is included in general and administrative expense in our consolidated statement of operations.

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

The following table includes information regarding the ROU assets and lease liabilities of the Company as of  September 30, 2025 and  December 31, 2024 (in thousands):

		ROU Asset	ROU Asset
	Balance Sheet Classification	as of September 30, 2025	as of December 31, 2024
Finance lease assets, net	Investment in hotel properties, net	$41,384	$42,750
Operating lease assets, net	Right of use asset, net	17,076	17,547
Total ROU asset, net		$58,460	$60,297

		Lease Liability	Lease Liability
	Balance Sheet Classification	as of September 30, 2025	as of December 31, 2024
Finance lease liability	Lease liability	$277	$285
Operating lease liability	Lease liability	19,934	20,349
Total lease liability		$20,211	$20,634

Lease Term and Discount Rate	September 30, 2025
Weighted-average remaining lease term (years)	41.78
Weighted-average discount rate	6.85%

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of September 30, 2025, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2025 (remaining three months)	$489
2026	1,768
2027	1,313
2028	1,338
2029	1,338
Thereafter	61,172
Total lease payments	$67,418
Less: Imputed interest	(47,207)
Present value of lease liabilities	$20,211

13.	Commitments and Contingencies

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

Management fees totaled approximately $2.6 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, and $7.6 million and $8.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Franchise Agreements

The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $6.3 million and $7.0 million for the three months ended September 30, 2025 and 2024, respectively, and $18.2 million and $19.4 million for the nine months ended September 30, 2025 and 2024, respectively. The initial term of the agreements range from 10 to 30 years with the weighted-average expiration being October 2036.

14.	Related Party Transactions

As of September 30, 2025, Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, owns 100% of IHM. As of September 30, 2025, the Company had hotel management agreements with IHM to manage all 34 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended  September 30, 2025 and 2024 were $2.6 million and $3.0 million, respectively, and for the nine months ended  September 30, 2025 and 2024 were $7.6 million and $8.1 million, respectively. At  September 30, 2025 and December 31, 2024, the amounts due to IHM were $0.6 million and $0.5 million, respectively.

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

The following table includes revenue, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to Net income (loss) (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Room	$71,923	$80,236	$207,737	$221,762
Food and beverage	1,561	1,832	5,083	5,806
Other	4,649	4,826	13,715	13,695
Total hotel property level revenue (1)	78,133	86,894	226,535	241,263
Expenses:
Room	15,469	17,011	45,255	49,110
Food and beverage	1,368	1,592	4,192	4,683
Telephone	292	343	884	991
Other hotel operating	1,171	1,188	3,353	3,031
General and administrative	6,667	7,506	20,703	21,903
Franchise and marketing fees	6,349	6,990	18,215	19,415
Advertising and promotions	1,923	1,677	5,185	4,604
Utilities	3,597	3,946	9,561	10,061
Repairs and maintenance	3,797	4,178	11,463	12,235
Management fees paid to related parties	2,600	2,959	7,575	8,118
Insurance	813	851	2,459	2,504
Property taxes, ground rent and insurance	5,328	6,453	17,205	17,728
Total hotel property level expenses	49,374	54,694	146,050	154,383

Adjusted Hotel EBITDA	$28,759	$32,200	$80,485	$86,880

Reconciliation of Adjusted Hotel EBITDA to Net income
Interest expense, including amortization of deferred fees	(6,243)	(8,262)	(19,508)	(23,292)
Depreciation and amortization	(14,707)	(15,287)	(45,133)	(45,455)
Corporate general and administrative	(4,142)	(4,395)	(12,741)	(13,623)
Other charges	(16)	-	(24)	(77)
Loss on early extinguishment of debt	(174)	-	(174)	(17)
Interest and other income	71	97	192	1,627
Gain (loss) on sale of hotel properties	39	(14)	7,507	(154)

Net income	$3,587	$4,339	$10,604	$5,889

(1) The difference between total hotel property level revenue and total revenue on the consolidated statements of operations is due to reimbursable costs from related parties of $0.3 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.

16.         Subsequent Events

In October 2025, the Company repurchased 229,959 common shares at a weighted-average price per share of $6.47 under its Share Repurchase Program for an aggregate purchase price of approximately $1.5 million.

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

At September 30, 2025, our leverage ratio was 20.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. As of September 30, 2025, we have total debt of $343.2 million at a weighted-average interest rate of approximately 6.29%.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR decreased 1.4% for the three months ended September 30, 2025, with RevPAR down 1.1% in July 2025, down 1.0% in August 2025 and down 2.1% in September 2025. RevPAR growth slowed starting in March 2025 and we believe there is relatively limited visibility toward industry performance for the remainder of 2025.

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

Results of operations for the three months ended September 30, 2025 include the operating activities of the hotels we owned during the period. We sold one hotel located in Maitland, FL on December 6, 2024, sold one hotel located in Bloomington, MN on December 16, 2024, sold one hotel located in Brentwood, TN on January 30, 2025, sold one hotel located in Houston, TX on March 17, 2025, and sold one hotel located in Houston, TX on April 22, 2025. The changes in results described below were driven primarily by a decline in RevPAR, the sales of five hotels, and inflationary cost pressures.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2025	September 30, 2024	% Change
Room	$71,923	$80,236	(10.4)%
Food and beverage	1,561	1,832	(14.8)%
Other	4,649	4,826	(3.7)%
Reimbursable costs from related parties	276	283	(2.5)%
Total revenue	$78,409	$87,177	(10.1)%

Total revenue was $78.4 million for the three months ended September 30, 2025, down $8.8 million compared to total revenue of $87.2 million for the corresponding 2024 period. The decrease in total revenue primarily was related to the 2.5% decrease in same property RevPAR and the sales of five hotels. The five sold hotels contributed zero revenue during the three months ended September 30, 2025, down $7.0 million from the $7.0 million that the sold hotels contributed for the corresponding 2024 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.7% and 92.0% of total revenue for the three months ended September 30, 2025 and 2024, respectively.

Food and beverage revenue was $1.6 million for the three months ended September 30, 2025, down $0.2 million compared to $1.8 million for the corresponding 2024 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $4.6 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively.

Reimbursable costs from related parties were $0.3 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR and RevPAR reflect results for the hotels owned by us as of September 30, 2025 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2025		2024		% Change
	Same Property	Actual	Same Property	Actual	Same Property	Actual
	(34 hotels)	(34 hotels)	(34 hotels)	(39 hotels)	(34 hotels)	(34/39 hotels)
Occupancy	79.0%	79.0%	79.5%	79.2%	(0.6)%	(0.3)%
ADR	$191.59	$191.59	$195.16	$187.07	(1.8)%	2.4%
RevPAR	$151.33	$151.33	$155.14	$148.25	(2.5)%	2.1%

For the three months ended September 30, 2025 same property RevPAR decreased 2.5% due to a decrease in occupancy of 0.6% and a decrease in ADR of 1.8%. Same property RevPAR decreased 1.9% in July 2025, decreased 2.9% in August 2025, and decreased 2.6% in September 2025. Same property RevPAR was $156.48 in July 2025, $143.78 in August 2025 and $153.81 in September 2025.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2025	September 30, 2024	% Change
Hotel operating expenses:
Room	$15,469	$17,011	(9.1)%
Food and beverage	1,368	1,592	(14.1)%
Telephone	292	343	(14.9)%
Other hotel operating	1,171	1,188	(1.4)%
General and administrative	6,667	7,506	(11.2)%
Franchise and marketing fees	6,349	6,990	(9.2)%
Advertising and promotions	1,923	1,677	14.7%
Utilities	3,597	3,946	(8.8)%
Repairs and maintenance	3,797	4,178	(9.1)%
Management fees	2,600	2,959	(12.1)%
Insurance	813	851	(4.5)%
Total hotel operating expenses	$44,046	$48,241	(8.7)%

Hotel operating expenses decreased $4.2 million, or 8.7%, to $44.0 million for the three months ended September 30, 2025 from $48.2 million for the three months ended September 30, 2024. The five sold hotels contributed zero in operating expenses for the three months ended September 30, 2025, down $4.6 million from the $4.6 million that the sold hotels contributed for the corresponding 2024 period. This was partially offset by inflationary cost increases.

Room expenses, which are the most significant component of hotel operating expenses, decreased $1.5 million from $17.0 million for the three months ended September 30, 2024 to $15.5 million for the three months ended September 30, 2025. The decrease in room expenses was related primarily to the decrease in costs from the sales of five hotels, partially offset by the increase in costs from the impact of inflation.

The remaining hotel operating expenses decreased $2.6 million, from $31.2 million for the three months ended September 30, 2024 to $28.6 million for the three months ended September 30, 2025.

Depreciation and Amortization

Depreciation and amortization expense was $14.7 million and $15.3 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily related to the sales of five hotels.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $1.2 million from $6.5 million for the three months ended September 30, 2024 to $5.3 million for the three months ended September 30, 2025. The decrease was primarily related to the sales of five hotels and successful property tax appeals at multiple hotel properties.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units ("LTIP units"). These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of share-based compensation of $1.5 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively) was $2.6 million for the three months ended September 30, 2025 versus $2.7 million for the three months ended September 30, 2024.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $0.3 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $2.1 million from $8.3 million for the three months ended September 30, 2024 to $6.2 million for the three months ended September 30, 2025 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2025	September 30, 2024	% Change
Mortgage debt interest	$2,648	$2,994	(11.6)%
Credit facility and term loan interest and unused fees	3,244	4,883	(33.6)%
Interest on finance lease liability	6	6	0.0%
Amortization of deferred financing costs	345	379	(9.0)%
Total	$6,243	$8,262	(24.4)%

The decrease in interest expense was due to lower debt balances during the three months ended September 30, 2025 than during the three months ended September 30, 2024.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $0.2 million and zero for the three months ended September 30, 2025 and 2024, respectively. The loss in 2025 was related to the Company entering into a new unsecured revolving credit facility and the write-off of unamortized deferred financing fees from the prior facility.

Income Tax Expense

Income tax expense remained unchanged at zero for the three months ended September 30, 2025 and 2024. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS continues to have cumulative three-year taxable losses and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income (Loss)

Net income was $3.6 million for the three months ended September 30, 2025, compared to net income of $4.3 million for the three months ended September 30, 2024. The change in net income was primarily due to the factors discussed above.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

Results of operations for the nine months ended September 30, 2025 include the operating activities of the hotels we owned during the period. We sold one hotel located in Denver, CO on January 9, 2024, sold one hotel located in Maitland, FL on December 6, 2024, sold one hotel located in Bloomington, MN on December 16, 2024, sold one hotel located in Brentwood, TN on January 30, 2025, sold one hotel located in Houston, TX on March 17, 2025, and sold one hotel located in Houston, TX on April 22, 2025. We acquired one hotel located in Phoenix, AZ on May 30, 2024. The changes in results described below were driven primarily by the sales of six hotels, the acquisition of one hotel and inflationary cost pressures.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2025	September 30, 2024	% Change
Room	$207,737	$221,762	(6.3)%
Food and beverage	5,083	5,806	(12.5)%
Other	13,715	13,695	0.1%
Reimbursable costs from related parties	802	836	(4.1)%
Total revenue	$227,337	$242,099	(6.1)%

Total revenue was $227.3 million for the nine months ended September 30, 2025, down $14.8 million compared to total revenue of $242.1 million for the corresponding 2024 period. The decrease in total revenue primarily was related to the decrease in revenue from the sales of six hotels that contributed $3.7 million in revenue for the nine months ended September 30, 2025, down $17.9 million from the $21.6 million that the sold hotels contributed for the corresponding 2024 period. This was partially offset by a 0.2% increase in same property RevPAR and the increase in revenue from the acquisition of one hotel that contributed $6.4 million of revenue during the nine months ended September 30, 2025, up $4.6 million from the $1.8 million that the acquired hotel contributed for the corresponding 2024 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.4% and 91.6% of total revenue for the nine months ended September 30, 2025 and 2024, respectively.

Food and beverage revenue was $5.1 million for the nine months ended September 30, 2025, down $0.7 million compared to $5.8 million for the corresponding 2024 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $13.7 million and $13.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Reimbursable costs from related parties were $0.8 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR and RevPAR reflect results for the hotels owned by us as of September 30, 2025 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2025		2024		% Change
	Same Property	Actual	Same Property	Actual	Same Property	Actual
	(34 hotels)	(37 hotels)	(34 hotels)	(40 hotels)	(34 hotels)	(37 / 40 hotels)
Occupancy	77.6%	77.4%	76.8%	77.1%	1.0%	0.4%
ADR	$186.90	$185.82	$188.29	$180.73	(0.7)%	2.8%
RevPAR	$145.02	$143.90	$144.67	$139.35	0.2%	3.3%

For the nine months ended September 30, 2025 same property RevPAR increased 0.2% due to an increase in occupancy of 1.0% and a decrease in ADR of 0.7%.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2025	September 30, 2024	% Change
Hotel operating expenses:
Room	$45,255	$49,110	(7.8)%
Food and beverage	4,192	4,683	(10.5)%
Telephone	884	991	(10.8)%
Other hotel operating	3,353	3,031	10.6%
General and administrative	20,703	21,903	(5.5)%
Franchise and marketing fees	18,215	19,415	(6.2)%
Advertising and promotions	5,185	4,604	12.6%
Utilities	9,561	10,061	(5.0)%
Repairs and maintenance	11,463	12,235	(6.3)%
Management fees	7,575	8,118	(6.7)%
Insurance	2,459	2,504	(1.8)%
Total hotel operating expenses	$128,845	$136,655	(5.7)%

Hotel operating expenses decreased $7.9 million, or 5.7%, to $128.8 million for the nine months ended September 30, 2025 from $136.7 million for the nine months ended September 30, 2024 The six sold hotels contributed $2.4 million in operating expenses for the nine months ended September 30, 2025, down $11.6 million from the $14.0 million that the sold hotels contributed for the corresponding 2024 period. This was partially offset by the increase in operating expenses from the acquisition of one hotel that contributed $3.4 million in operating expenses for the nine months ended September 30, 2025, up $2.2 million from the $1.2 million that the acquired hotel contributed for the corresponding 2024 period. The remaining change in operating expenses was related to inflationary cost pressures.

Room expenses, which are the most significant component of hotel operating expenses, decreased $3.8 million from $49.1 million for the nine months ended September 30, 2024 to $45.3 million for the nine months ended September 30, 2025. The decrease in room expenses was related primarily to the decrease in costs from the sales of six hotels, partially offset by the increase in costs from the acquisition of one hotel and an increase in costs related to an increase in same property occupancies at our hotels.

The remaining hotel operating expenses decreased $3.9 million, from $87.5 million for the nine months ended September 30, 2024 to $83.6 million for the nine months ended September 30, 2025.

Depreciation and Amortization

Depreciation and amortization expense was $45.1 million and $45.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $0.5 million from $17.7 million for the nine months ended September 30, 2024 to $17.2 million for the nine months ended September 30, 2025. The decrease was primarily related to the sales of six hotels partially offset by increases in property tax assessments.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units ("LTIP units"). These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of share-based compensation of $4.7 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively) was $8.0 million for the nine months ended September 30, 2025 versus $8.7 million for the nine months ended September 30, 2024.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $0.8 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $1.4 million from $1.6 million for the nine months ended September 30, 2024 to $0.2 million for the nine months ended September 30, 2025. The decrease was due to lower cash balances during the nine months ended September 30, 2025.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $3.8 million from $23.3 million for the nine months ended September 30, 2024 to $19.5 million for the nine months ended September 30, 2025 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2025	September 30, 2024	% Change
Mortgage debt interest	$7,867	$13,148	(40.2)%
Credit facility and term loan interest and unused fees	10,605	9,092	16.6%
Interest on finance lease liability	19	8	137.5%
Amortization of deferred financing costs	1,017	1,044	(2.6)%
Total	$19,508	$23,292	(16.2)%

The decrease in interest expense was due to lower debt balances during the nine months ended September 30, 2025 than during the nine months ended September 30, 2024.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $0.2 million and $17 thousand for the nine months ended September 30, 2025 and 2024, respectively. The loss in 2025 was related to the Company entering into a new unsecured revolving credit facility and the write-off of unamortized deferred financing fees from the prior facility.

Income Tax Expense

Income tax expense remained unchanged at zero for the nine months ended September 30, 2025 and 2024. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS continues to have cumulative three-year taxable losses and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net Income (Loss)

Net income was $10.6 million for the nine months ended September 30, 2025, compared to net income of $5.9 million for the nine months ended September 30, 2024. The change in net income was primarily due to the factors discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Funds From Operations (“FFO”):
Net income	$3,587	$4,339	$10,604	$5,889
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income (loss) attributable to common shares and common units	1,600	2,352	4,642	(73)
(Gain) loss on sale of hotel properties	(39)	14	(7,507)	154
Depreciation of hotel properties owned	14,201	14,803	43,556	44,711
FFO attributable to common share and unit holders	15,762	17,169	40,691	44,792
Amortization of finance lease assets	457	430	1,428	580
Other charges	16	—	24	77
Loss on early extinguishment of debt	174	—	174	17
Adjusted FFO attributable to common share and unit holders	$16,409	$17,599	$42,317	$45,466
Weighted average number of common shares and units
Basic	50,631,283	50,813,521	50,688,964	50,737,772
Diluted	51,320,836	50,975,806	51,800,467	51,110,972

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$3,587	$4,339	$10,604	$5,889
Interest expense, including amortization of deferred fees	6,243	8,262	19,508	23,292
Depreciation and amortization	14,707	15,287	45,133	45,455
EBITDA	24,537	27,888	75,245	74,636
(Gain) loss on sale of hotel properties	(39)	14	(7,507)	154
EBITDAre	24,498	27,902	67,738	74,790
Other charges	16	—	24	77
Loss on early extinguishment of debt	174	—	174	17
Share-based compensation	1,546	1,651	4,710	4,911
Adjusted EBITDA	$26,234	$29,553	$72,646	$79,795

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

The following is a presentation of, and a reconciliation of net income (loss) to, Adjusted Hotel EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2025	2024	2025	2024

Net income		$3,587	$4,339	$10,604	$5,889
Add:	Interest expense, including amortization of deferred fees	6,243	8,262	19,508	23,292
	Depreciation and amortization	14,707	15,287	45,133	45,455
	Corporate general and administrative	4,142	4,395	12,741	13,623
	Other charges	16	—	24	77
	Loss on early extinguishment of debt	174	—	174	17
	Loss on sale of hotel properties	—	14	—	154
Less:	Interest and other income	(71)	(97)	(192)	(1,627)
	Gain on sale of hotel properties	(39)	—	(7,507)	—
	Adjusted Hotel EBITDA	$28,759	$32,200	$80,485	$86,880

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

Cash, cash equivalents, and restricted cash totaled $21.4 million as of September 30, 2025, a decrease of $8.5 million from December 31, 2024, primarily due to net cash provided by operating activities of $51.8 million, net cash provided by investing activities of $32.4 million, and net cash used in financing activities of $92.7 million.

Cash from Operations

Net cash flows provided by operating activities decreased $9.1 million to $51.8 million during the nine months ended September 30, 2025 compared to $60.9 million during the nine months ended September 30, 2024. The decrease in cash from operating activities was primarily due to the sales of six hotels.

Investing Activities Cash Flows

Net cash flows provided by investing activities increased $84.5 million to $32.4 million during the nine months ended September 30, 2025 compared to $(52.1) million during the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net cash flows provided by investing activities of $32.4 million consisted of $53.0 million in net proceeds related to the sales of three hotels, partially offset by $20.4 million related to capital improvements on our hotels and $0.1 million of payments of franchise application costs. For the nine months ended September 30, 2024, net cash flows used in investing activities of $52.1 million consisted of $24.9 million related to capital improvements on our hotels, $43.7 million related to the acquisition of one hotel, and $0.7 million of payments of franchise application costs, partially offset by $17.2 million in net proceeds related to the sale of one hotel.

We expect to invest approximately $5.7 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2025, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows used in financing activities increased $27.0 million to $92.7 million during the nine months ended September 30, 2025 compared to $65.7 million during the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net cash flows used in financing activities of $92.7 million were comprised of net repayments on our revolving credit facility of $110.0 million, the repayment of mortgage debt of $16.0 million, payments of financing costs of $5.9 million, repurchases of common shares of $2.0 million, distributions to common share and LTIP unit holders of $13.0 million, and distributions on preferred shares of $6.0 million, partially offset by net borrowings on our unsecured term loan of $60.0 million. For the nine months ended September 30, 2024, net cash flows used in financing activities of $65.7 million were comprised of the repayment of mortgage debt of $282.9 million, distributions to common share and unit holders of $10.8 million, distributions on preferred shares of $6.0 million, payments of financing costs of $1.1 million, and payments of offering costs on common shares of $0.3 million, partially offset by net borrowings on our revolving credit facility of $125.0 million, borrowings on our unsecured term loan of $50.0 million, and proceeds from the issuance of mortgage debt of $60.3 million.

We declared total dividends of $ 0.27 and $ 0.21 per common share and LTIP unit for the nine months ended September 30, 2025 and 2024, respectively. We declared total dividends of $1.24218 and $1.24218 per Series A preferred share for the nine months ended September 30, 2025 and 2024, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•

At September 30, 2025, we had total debt principal and interest obligations of $455.9 million with $21.6 million of principal and interest payable within the next 12 months from September 30, 2025. The Company has no debt principal obligations payable during the next 12 months. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and unsecured term loan.

•

Lease payments due within the next 12 months from September 30, 2025 total $2.0 million. See Note 12, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

Liquidity and Capital Resources

At September 30, 2025, our leverage ratio was approximately 20.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. At September 30, 2025, we had total debt of $343.2 million at an average interest rate of approximately 6.29%.

At September 30, 2025 and December 31, 2024, we had zero and $110.0 million, respectively, in outstanding borrowings under our $300.0 million revolving credit facility. We had $200.0 million and $140.0 million in outstanding borrowings under our unsecured term loan at September 30, 2025 and December 31, 2024, respectively.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum unsecured leverage ratio, a minimum fixed charge coverage ratio, a minimum unsecured interest coverage ratio, and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2025.

In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2025, the Company issued 2,118 common shares under the DRSPP at a weighted-average price per share of $7.15, which generated $15 thousand of proceeds. During the nine months ended September 30, 2025, the Company issued 5,842 common shares under the DRSPP at a weighted-average price per share of $7.29, which generated $43 thousand of proceeds. As of September 30, 2025, there was approximately $49.9 million in common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2025. As of September 30, 2025, there was approximately $77.5 million in common shares available for issuance under the ATM Program.

In May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of our common shares. Under the Share Repurchase Program, we have the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended September 30, 2025, the Company repurchased 255,213 common shares at a weighted-average price per share of $7.18 for an aggregate purchase price, including commissions, of approximately $1.8 million. During the nine months ended September 30, 2025, the Company repurchased 275,693 common shares at a weighted-average price per share of $7.17 for an aggregate purchase price, including commissions, of approximately $2.0 million. As of September 30, 2025, there was approximately $23.0 million in common shares available for repurchase under the Share Repurchase Program.

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

We had no material off-balance sheet arrangements at September 30, 2025.

Dividend Policy

Our dividend policy for common shares has been to distribute, annually, approximately 100% of our annual taxable income. During the nine months ended September 30, 2025, the Company declared total dividends on common shares of $ 0.27 per share and distributions on LTIP units of $ 0.27 per unit. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $1.24218 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the nine months ended September 30, 2025.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2025 and December 31, 2024 was $153.0 million and $164.8 million, respectively.

At September 30, 2025, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2025 that are sensitive to changes in interest rates (dollars in thousands):

							Total/
							Weighted
	2025	2026	2027	2028	2029	Thereafter	Average	Fair Value
Floating rate:
Debt	—	—	—	—	$200,000	—	$200,000	$200,000
Average interest rate	—	—	—	—	5.61%	—	5.61%
Fixed rate:
Debt	—	—	—	$24,590	$23,681	$94,954	$143,225	$153,020
Average interest rate	—	—	—	7.61%	7.29%	7.12%	7.23%

As of September 30, 2025, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $2.0 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $200.0 million, the total balance as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Common Shares

The following is a summary of all share repurchases during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2025 - July 31, 2025	20,559	$7.15	20,559	$—
August 1, 2025 - August 31, 2025	86,508	$7.27	86,508	$—
September 1, 2025 - September 30, 2025	148,146	$7.13	148,146	$—
Total	255,213	$7.18	255,213	$23,024

(1) In May 2025, our Board of Trustees authorized and approved a $25.0 million share repurchase program of our common shares. Under this program, we may repurchase common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The program has no time limit and may be suspended or discontinued at any time. As of  September 30, 2025, $23.0 million of common shares remained available for repurchase under this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of the Company's trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust (1)

3.2	Articles of Amendment of Chatham Lodging Trust (2)

3.3	Fourth Amended and Restated Bylaws of Chatham Lodging Trust (3)

3.4	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (4)

10.1	Credit Agreement, dated as of September 25, 2025, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto. (5)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section #302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section #302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section #906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.

†	Filed herewith.

††	Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 (File No. 001-34693).

(3)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34693).

(4)	Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).

(5)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2025 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	November 5, 2025	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)