Form 10-K
period 2025-12-31
Chatham Lodging Trust
filed 2026-02-27
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 48,064,071 common shares of beneficial interest held by non-affiliates of the registrant was $335,006,575 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2025.

The number of common shares of beneficial interest outstanding as of February 27, 2026 was 47,254,037.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2026) are incorporated by reference into this Annual Report on Form 10-K in response to Part III hereof.

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

•	general volatility of the financial markets and the market price of our securities;
•	performance of the lodging industry in general;
•	business interruptions due to cyber-attacks;
•	impacts on our business of a prolonged government shutdown;
•	decreased travel because of geopolitical events, including terrorism, outbreaks of disease like COVID-19 and current U.S. government policies;
•

the ultimate geographic spread, severity and duration of pandemics such as COVID-19, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;
•	availability of and our ability to attract and retain qualified personnel;
•	our leverage levels;
•	our capital expenditures;
•	changes in our industry and the markets in which we operate, interest rates or the general U.S. or international economy;
•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and
•	the degree and nature of our competition.

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

As of December 31, 2025, the Company owned 33 hotels with an aggregate of 5,021 rooms located in 15 states and the District of Columbia.

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

As of December 31, 2025, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

As of December 31, 2025, our hotels include upscale extended-stay hotels that operate under the Residence Inn by Marriott® brand (sixteen hotels), the Homewood Suites by Hilton® brand (two hotels), the Home2 Suites by Hilton® brand (two hotels) and the TownePlace Suites by Marriott® brand (one hotel), as well as premium-branded select-service hotels that operate under the Courtyard by Marriott® brand (three hotels), the Hampton Inn or Hampton Inn and Suites by Hilton® brand (two hotels), the Hilton Garden Inn by Hilton® brand (three hotels), the SpringHill Suites by Marriott® brand (one hotel), the Hyatt Place® brand (two hotels), and all-suite hotels that operate under the upper upscale Embassy Suites® brand (one hotel).

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

•

Flexible selection of hotel management companies: We are flexible in our selection of hotel management companies and select managers that we believe will maximize the performance of our hotels. We utilize independent management companies, including IHM, a hotel management company 100% owned by Mr. Fisher that as of December 31, 2025, managed all of our hotels. We believe this strategy increases the universe of potential acquisition opportunities we can consider because many hotel properties are encumbered by long-term management contracts.

•

Selective investment in hotel debt:  We may consider selectively investing in debt collateralized by hotel property if we believe we can foreclose on or acquire ownership of the underlying hotel property in the relative near term. We do not intend to invest in any debt where we do not expect to gain ownership of the underlying property or to originate any debt financing.

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels at cost (defined as our initial acquisition price plus the gross amount of any subsequent capital investment) at a level that will be similar to the levels at which we have operated in the past. We have maintained a leverage ratio between the low 20s and the low 50s. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this target. At December 31, 2025, our leverage ratio was approximately 20.1 percent, which decreased from 23.1 percent at December 31, 2024. Over time, we intend to finance our growth with free cash flow, debt and issuances of common shares and/or preferred shares. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

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

Hotel Management Agreements

The management agreements with IHM have an initial term of five years and will automatically renew for two successive five-year periods unless IHM provides written notice no later than 90 days prior to the then-current term's expiration date of their intent not to renew. The IHM management agreements provide for early termination at the Company’s option upon sale of any IHM-managed hotel for no termination fee, with six months' advance notice. The IHM management agreements may be terminated for cause, including the failure of the managed hotel to meet specified performance levels. Base management fees are calculated as a percentage of the hotel's gross room revenue. If certain financial thresholds are met or exceeded, an incentive management fee is calculated as 10% of the hotel's net operating income less fixed costs, base management fees and a specified return threshold. The incentive management fee is capped at 1% of gross hotel revenues for the applicable calculation.

As of December 31, 2025, certain key terms of our management agreements for our 33 hotels were as follows (dollars are not in thousands):

				Monthly
		Base	Monthly	Revenue	Incentive
	Management	Management	Accounting	Management	Management
Property	Company	Fee	Fee	Fee	Fee Cap
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn White Plains	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn New Rochelle	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Garden Grove	IHM	3.0%	$1,500	$1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	$1,500	$1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	$1,500	$1,000	1.0%
SpringHill Suites Savannah	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Addison	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Dallas	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Woodland Hills	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Destin Miramar Beach	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Phoenix Downtown	IHM	3.0%	$1,500	$1,000	1.0%

Management fees totaled approximately $9.9 million, $10.7 million and $10.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Hotel Franchise Agreements

The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Certain key terms of our franchise agreements for our hotels as of December 31, 2025 were as follows:

	Franchise	Franchise/	Marketing/
Property	Company	Royalty Fee	Program Fee	Expiration
Homewood Suites by Hilton Hartford-Farmington	Promus Hotels, Inc	4.0%	4.0%	2039
Residence Inn Long Island Holtsville	Marriott International, Inc.	6.0%	2.5%	2026
Residence Inn White Plains	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn New Rochelle	Marriott International, Inc.	5.5%	2.5%	2030
Residence Inn Garden Grove	Marriott International, Inc.	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	Hilton Franchise Holding LLC	4.0%	3.5%	2041
Residence Inn Washington DC	Marriott International, Inc.	5.5%	2.5%	2033
Residence Inn Tysons Corner	Marriott International, Inc.	5.0%	2.5%	2031
Hampton Inn Portland Downtown	Hampton Inns Franchise LLC	6.0%	4.0%	2032
Hyatt Place Pittsburgh North Shore	Hyatt Hotels, LLC	5.0%	3.5%	2030
Hampton Inn Exeter	Hampton Inns Franchise LLC	6.0%	4.0%	2031
Residence Inn Bellevue	Marriott International, Inc.	5.5%	2.5%	2033
SpringHill Suites Savannah	Marriott International, Inc.	5.0%	2.5%	2033
Residence Inn Silicon Valley I	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Silicon Valley II	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn San Mateo	Marriott International, Inc.	5.5%	2.5%	2029
Residence Inn Mountain View	Marriott International, Inc.	5.5%	2.5%	2029
Hyatt Place Cherry Creek	Hyatt Hotels, LLC	5.0%	3.5%	2034
Courtyard Addison	Marriott International, Inc.	5.5%	2.0%	2029
Residence Inn San Diego Gaslamp	Marriott International, Inc.	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	Hilton Franchise Holding LLC	5.5%	4.3%	2030
Residence Inn Dedham	Marriott International, Inc.	6.0%	2.5%	2030
Residence Inn Il Lugano	Marriott International, Inc.	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	Hilton Garden Inns Franchise LLC	5.5%	4.0%	2037
Courtyard Summerville	Marriott International, Inc.	6.0%	2.5%	2037
Embassy Suites Springfield	Hilton Franchise Holding LLC	5.5%	4.0%	2037
Residence Inn Summerville	Marriott International, Inc.	6.0%	2.5%	2038
Courtyard Dallas	Marriott International, Inc.	6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	Marriott International, Inc.	6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	Marriott International, Inc.	5.5%	2.0%	2041
Home2 Suites Woodland Hills	Hilton Franchise Holding LLC	5.0%	3.0%	2040
Hilton Garden Inn Destin Miramar Beach	Hilton Franchise Holding LLC	5.5%	4.0%	2042
Home2 Suites Phoenix Downtown	Hilton Franchise Holding LLC	4.0%	3.5%	2044

Franchise and marketing/program fees totaled approximately $23.6 million, $25.4 million and $24.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Residence Inn New Rochelle hotel property is subject to an air rights lease and a garage lease, each of which expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2025 under these leases amounted to approximately $31 thousand per quarter.

The Hilton Garden Inn Marina del Rey hotel property is subject to a ground lease with an expiration of December 31, 2067. Minimum monthly payments are currently approximately $47 thousand per month and a percentage rent payment less the minimum rent is due in arrears equal to 5% to 25% of gross income based on the type of income.

The Company entered into a corporate office lease in September 2015. The lease is for a term of 11 years and includes a 12-month rent abatement period and certain tenant improvement allowances. The Company has a renewal option of up to two successive terms of five years each. On June 1, 2023, the Company executed an amendment to the corporate office lease to vacate and surrender possession of 7,374 rentable square feet in exchange for an early termination payment of $0.1 million. The partial termination of this lease required the Company to apply Accounting Standards Codification ("ASC") 842 and remeasure the ROU asset and lease liability and recognize those adjustments in the consolidated statements of operations. The Company shares the space with related parties and is reimbursed for the pro-rata share of rentable space occupied by the related parties.

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

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2025, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments
Amount
2026	$1,768
2027	1,313
2028	1,338
2029	1,338
2030	1,407
Thereafter	59,765
Total lease payments	$66,929

Human Capital

As of February 27, 2026, we had 16 employees. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS Lessees to operate such hotels. None of our employees are represented by a collective bargaining agreement, however, certain hotel level employees of IHM are represented under a collective bargaining agreement.

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

In February 2026, we published our annual Corporate Responsibility Report which includes reporting with standards from the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD). The report is available on our website at www.chathamlodgingtrust.com.

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

SUMMARY

Risks Related to Our Business

•	The COVID-19 pandemic had, and a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.
•	Our investment policies are subject to revision from time to time at our Board of Trustees' discretion.
•	We depend on the efforts and expertise of our key executive officers whose continued service is not guaranteed.
•	Our future growth depends on obtaining new financing.
•	We must rely on third-party management companies to operate our hotels in order to qualify as a REIT.
•	The management of the hotels in our portfolio is currently concentrated in one hotel management company.
•	Our franchisors could cause us to expend additional funds on upgraded operating standards.
•	Our franchisors may cancel or fail to renew our existing franchise licenses.
•	Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make distributions.
•	Future debt service obligations could adversely affect our overall operating results or cash flow and may require us to liquidate our properties.
•	If we are unable to repay our debt obligations in the future, we may be forced to refinance debt or dispose of or encumber our assets, which could adversely affect distributions to shareholders.
•	Interest expense on our debt may limit our cash available to fund growth strategies and shareholder distributions.
•	Failure to hedge effectively against interest rate changes may adversely affect us.
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

•	Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
•	There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer.
•	Hotel development is subject to timing, cost, and other risks.
•	Inflation and price volatility could impact our business and results of operations.

Risks Related to the Lodging Industry

•	The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.
•	Our ability to make distributions to our shareholders may be affected by operating risks in the lodging industry.
•	Competition for acquisitions may reduce the number of properties we can acquire.
•	Competition for guests may lower our hotels' revenues and profitability.
•	The cyclical nature of the lodging industry may adversely affect the return on our investments.
•	Due to our concentration therein, a downturn in the lodging industry would adversely affect our business.
•	The ongoing need for capital expenditures at our hotel properties may adversely affect our business.

•	The increasing use by consumers of Internet travel intermediaries and alternative lodging market places may adversely affect our profitability.
•	The need for business-related travel may be adversely affected by the use of business-related technology.
•	Risks related to information technology.
•	Risks related to artificial intelligence.
•	Future terrorist attacks, rumors or threats of war, or changes in terror alert levels could adversely affect travel and hotel demand.
•	We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities.
•	Uninsured and underinsured losses could adversely affect our operating results.
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
•

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government, failure to raise the borrowing limit for the federal government, and other legislative changes and governmental disruptions could reduce travel.

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

Risks Related to Our Business

The COVID-19 pandemic had, and a future pandemic could have, adverse effects on our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic had a severe and negative impact on both the U.S. economy and the global economy. Financial markets experienced significant volatility as a result of the COVID-19 pandemic. Globally and throughout the United States, federal and local governments instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that could continue operations. These restrictions had a severe impact on the U.S. lodging industry.

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

To maintain our qualification as a REIT under the Code, third parties must operate our hotels. We lease each of our hotels to our TRS Lessees. Our TRS Lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. While we expect to have some input on operating decisions for those hotels leased by our TRS Lessees and operated under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination. Additionally, Mr. Fisher, our Chairman and Chief Executive Officer, controls IHM, a hotel management company that, as of December 31, 2025, managed all of our hotels and may manage additional hotels that we acquire in the future. See "There may be conflicts of interest between us and affiliates owned by our Chief Executive Officer" below.

The management of the hotels in our portfolio is currently concentrated in one hotel management company.

As of December 31, 2025, IHM managed all 33 of our hotels. As a result, a substantial portion of our revenue is generated by hotels managed by IHM. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in IHM's business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our shareholders. We cannot provide assurance that IHM will satisfy its obligations to us or effectively and efficiently operate out hotel properties.

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

Our Chief Executive Officer, Mr. Fisher, owned 100% of IHM, a hotel management company that, as of December 31, 2025, managed all of our hotels and may manage additional hotels that we acquire or own (wholly or through a joint venture) in the future. Because Mr. Fisher is our Chairman and Chief Executive Officer and controls IHM, conflicts of interest may arise between us and Mr. Fisher as to whether and on what terms new management contracts will be awarded to IHM, whether and on what terms management agreements will be renewed upon expiration of their terms, enforcement of the terms of the management agreements and whether hotels managed by IHM will be sold.

Hotel development is subject to timing, cost, and other risks.

Hotel development involves a number of risks, including the following:

•	possible environmental problems;
•	construction delays or cost overruns that may increase project costs;
•	receipt of and expense related to zoning, occupancy and other required governmental permits and authorizations;
•	development costs incurred for projects that are not pursued to completion;
•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;
•	inability to raise capital; and
•	governmental restrictions on the nature or size of a project.

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
•

unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns including pandemics and epidemics such as COVID-19, H1N1 influenza (swine flu), avian bird flu, SARS and Zika virus, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, wildfires and flooding;

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

Hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders require us to set aside amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

•	possible environmental problems;
•	construction cost overruns and delays including those caused by supply chain disruptions and tariffs;
•	possibility that revenues will be reduced temporarily while rooms or restaurants offered are out of service due to capital improvement projects;
•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available on affordable terms;
•	uncertainties as to market demand or a loss of market demand after capital improvements have begun; and
•	disputes with franchisors/managers regarding compliance with relevant management/franchise agreements.

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

We may face challenges managing rapidly advancing artificial intelligence in our business which could adversely affect our competitive position.

The development and evolution of artificial intelligence is occurring at a rapid pace. Artificial intelligence may present an opportunity to create meaningful efficiencies and improve our business performance, but it could present similar opportunities for our competitors, and the use of artificial intelligence by us or our hotel manager, franchisors or vendors may pose new and more severe cybersecurity challenges. The use of artificial intelligence by hotel guests may change the way they find and purchase lodging or other hotel services. If we or our hotel manager, franchisors or vendors are unable to apply artificial intelligence to our business successfully or our competitors gain competitive advantages over us through their application of artificial intelligence, our financial condition, results of operations, the market price of our common shares and our  ability to make distributions to our shareholders may be adversely affected.

Future terrorist attacks, rumors or threats of war, or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks, rumors or threats of war, and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks, rumors, or the threat of such attacks could have a material adverse effect on our business, financial condition and results of operations and our ability to finance our business, to insure our properties and to make distributions to our shareholders.

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

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government, failure to raise the borrowing limit for the federal government, and other legislative changes and governmental disruptions could affect travel directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.

The delay in approving a budget and continuing appropriation legislation to fund the federal government's operations caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013 and for an even longer period of time beginning in the fourth quarter of 2018 and the third quarter of 2025. There can be no assurance that similar action or inaction by federal or state government agencies, or other efforts to reduce government expenditures or growth, will not occur again in future periods, resulting in difficulties and discouraging travel or meetings and conferences. The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our group and transient revenues in the future. Such impacts could have a material adverse impact on our consolidated financial statements.

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

Under our credit facility, consisting of an unsecured revolving credit facility and an unsecured term loan facility, our distributions may not exceed the greater of (i) 95% of adjusted funds from operations (as defined in our credit agreement) for the preceding four-quarter period or (ii) the amount required for us to maintain our status as a REIT. As a result, if we do not generate sufficient adjusted funds from operations during the four quarters preceding any common share dividend payment date, we would not be able to pay dividends to our common shareholders consistent with our past practice without causing a default under our credit agreement. In the event of a default under our credit agreement, we would be unable to borrow under our revolving credit facility or term loan and any amounts we have borrowed thereunder could become due and payable.

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

We also may issue from time to time additional common shares or common units in our Operating Partnership in connection with the acquisition of properties and we may grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common shares or the perception that these sales could occur may adversely affect the prevailing market price for our common shares or may impair our ability to raise capital through a sale of additional equity securities. Our Equity Incentive Plan provides for grants of equity based awards up to an aggregate of 6,750,000 common shares and we may seek to increase shares available under our Equity Incentive Plan in the future. Our DRSPP (defined below) permits the purchase of up to $50 million of our common shares through purchases and reinvestment of dividends on our common shares.

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

Item 2. Properties

The following table sets forth certain operating information for our hotels as of December 31, 2025:

		Date of	Year	Number	Purchase		Purchase Price	Mortgage
Property	Location	Acquisition	Opened	of Rooms	Price		per Room	Debt Balance
Homewood Suites by Hilton Hartford-Farmington	Farmington, Connecticut	4/23/2010	1999	121	$11.5	million	$95,041	—
Residence Inn Long Island Holtsville	Holtsville, New York	8/3/2010	2004	124	$21.3	million	$171,774	—
Residence Inn White Plains	White Plains, New York	9/23/2010	1982	138	$21.2	million	$159,398	—
Residence Inn New Rochelle	New Rochelle, New York	10/5/2010	2000	127	$21.0	million	$169,355	—
Residence Inn Garden Grove	Garden Grove, California	7/14/2011	2003	200	$43.6	million	$218,000	—
Homewood Suites by Hilton San Antonio River Walk	San Antonio, Texas	7/14/2011	1996	146	$32.5	million	$222,603	—
Residence Inn Washington DC	Washington, DC	7/14/2011	1974	104	$29.4	million	$280,000	—
Residence Inn Tysons Corner	Vienna, Virginia	7/14/2011	2001	121	$37.0	million	$305,785	—
Hampton Inn Portland Downtown	Portland, Maine	12/27/2012	2011	125	$28.0	million	$229,508	—
Hyatt Place Pittsburgh North Shore	Pittsburgh, Pennsylvania	6/17/2013	2010	178	$40.0	million	$224,719	$23.3	million
Hampton Inn Exeter	Exeter, New Hampshire	8/9/2013	2010	112	$15.2	million	$136,937	$15.0	million
Residence Inn Bellevue	Bellevue, Washington	10/31/2013	2008	231	$71.8	million	$316,883	—
Springhill Suites Savannah	Savannah, Georgia	12/5/2013	2009	162	$39.8	million	$248,438	$22.0	million
Residence Inn Silicon Valley I	Sunnyvale, CA	6/9/2014	1983	231	$92.8	million	$401,776	—
Residence Inn Silicon Valley II	Sunnyvale, CA	6/9/2014	1985	248	$102.0	million	$411,103	—
Residence Inn San Mateo	San Mateo, CA	6/9/2014	1985	160	$72.7	million	$454,097	—
Residence Inn Mountain View	Mountain View, CA	6/9/2014	1985	144	$56.4	million	$503,869	—
Hyatt Place Cherry Creek	Glendale, CO	8/29/2014	1987	199	$32.0	million	$164,948	—
Courtyard Addison	Addison, TX	11/17/2014	2000	176	$24.1	million	$137,178	—
Residence Inn San Diego Gaslamp	San Diego, CA	2/25/2015	2009	240	$90.0	million	$375,000	—
Residence Inn Dedham	Dedham, MA	7/17/2015	2008	81	$22.0	million	$271,605	—
Residence Inn Il Lugano	Fort Lauderdale, FL	8/17/2015	2013	105	$33.5	million	$319,048	—
Hilton Garden Inn Marina del Rey	Marina del Rey, CA	9/17/2015	1998	136	$45.1	million	$336,194	—
Home2 Suites Woodland Hills	Woodland Hills, CA	8/29/2017	2022	170	$70.9	million	$418,107	—
Hilton Garden Inn Portsmouth	Portsmouth, NH	9/20/2017	2006	136	$43.5	million	$332,061	—
Summerville Courtyard	Summerville, SC	11/15/2017	2014	96	$20.2	million	$210,417	$9.0	million
Embassy Suites Springfield	Springfield, VA	12/6/2017	2013	219	$68.0	million	$310,502	—
Summerville Residence Inn	Summerville, SC	8/27/2018	2018	96	$20.8	million	$216,667	$9.5	million
Dallas DT Courtyard	Dallas, TX	12/5/2018	2018	167	$49.0	million	$293,413	$24.5	million
Residence Inn Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2016	132	$37.0	million	$280,000	$20.9	million
TownePlace Suites Austin Northwest/The Domain Area	Austin, TX	8/3/2021	2021	137	$34.3	million	$250,000	$19.1	million
Hilton Garden Inn Destin Miramar Beach	Miramar Beach, FL	3/8/2022	2020	111	$31.0	million	$279,000	—
Home2 Suites Phoenix Downtown	Phoenix, AZ	5/30/2024	2024	148	$43.3	million	$293,000	—

Total				5,021	$1,400.9	million	$279,008	$143.2	million

We lease our headquarters at 222 Lakeview Avenue, Suite 200, West Palm Beach, FL 33401. The lease for our headquarters has an initial term that expires in 2026. We entered into a new 10-year corporate office lease in 2024 that will commence on or before September 1, 2026. The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expire on December 1, 2104. The Residence Inn San Diego Gaslamp hotel is subject to a ground lease with an expiration of January 31, 2065. The Hilton Garden Inn Marina del Rey hotel is subject to a ground lease with an expiration of December 31, 2067. The Home2 Phoenix Downtown hotel is subject to a finance lease with an expiration in 2032; the property will be conveyed to us at no cost at the expiration of this term. For more information on the leases to which we or our hotels are subject, see "Item 1. Business - Leases".

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

Shareholder Information

On December 31, 2025, there were 231 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of our outstanding common shares.

The below graph provides a comparison of the five-year cumulative total return on our common shares from December 31, 2020 to the NYSE closing price per share on December 31, 2025 with the cumulative total return on the Russell 2000 Index (the “Russell 2000”), the FTSE Nareit All Equity REITs Index (the “FTSE Nareit All Equity REITs”) and the FTSE Nareit Lodging/Resorts Index (the “FTSE Nareit Lodging”). The total return values were calculated assuming a $100 investment on December 31, 2020 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000, (iii) the FTSE Nareit All Equity REITs and (iv) the FTSE Nareit Lodging. The total return values include any dividends paid during the period.

	Value of initial investment at December 31,
	2020	2021	2022	2023	2024	2025
Chatham Lodging Trust	$100.00	$127.04	$114.26	$102.65	$88.41	$70.85
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
FTSE Nareit All Equity REITs	$100.00	$139.88	$104.76	$116.79	$121.85	$123.88
FTSE Nareit Lodging	$100.00	$118.22	$100.12	$124.07	$121.59	$115.35

Distribution Information

In order to maintain our qualification as a REIT, we must make distributions to our shareholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains; plus
•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; minus
•	any excess non-cash income (as defined in the Code).

Future distributions will be at the discretion of our Board of Trustees and will depend on our financial performance, debt service obligations, applicable debt covenants (if any), capital expenditure requirements, maintenance of our REIT qualification and other factors as our board of trustees deems relevant.

The following table sets forth information regarding the income tax characterization of regular distributions by the Company on its shares for the years ended December 31, 2025 and 2024, respectively:

	2025		2024
Common shares:
Ordinary income	$0.32764	91.0%	$0.21568	77.0%
Unrecaptured Section 1250 gain	0.03236	9.0%	—	0.0%
Return of capital	—	0.0%	0.06432	23.0%
Total	$0.36	100.0%	$0.28	100.0%

Series A preferred shares:
Ordinary income	$1.50736	91.0%	$1.65624	100.0%
Unrecaptured Section 1250 gain	0.14888	9.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%
Total	$1.65624	100.0%	$1.65624	100.0%

Equity Compensation Plan Information

The following table provides information, as of December 31, 2025, relating to our Equity Incentive Plan pursuant to which grants of common share options, share awards, share appreciation rights, performance units, LTIP units and other equity-based awards options may be granted from time to time. See Note 11 to our consolidated financial statements for additional information regarding our Equity Incentive Plan.

Number of
	Number of Securities	Weighted-Average	Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future
	Exercise of Outstanding	Outstanding Options,	Issuance under Equity
	Options, Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders[1]	—	—	2,271,462
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,271,462

1 Our Equity Incentive Plan was approved by our company's sole trustee and our company's sole shareholder prior to completion of our IPO. The plan was amended on May 6, 2025 by our Board of Trustees to increase the maximum number of shares available under the plan to 6,750,000 shares. The amended and restated plan was approved by our shareholders at our 2025 annual meeting of shareholders.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Common Shares

In May 2025, our Board of Trustees authorized and approved a $25.0 million share repurchase program of our common shares. Under this program, we may repurchase common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The program has no time limit and may be suspended or discontinued at any time. As of September 30, 2025, $23.0 million of common shares remained available for repurchase under this program. During the year ended December 31, 2025, the Company repurchased 1,313,795 common shares at a weighted-average price per share of $6.83 for an aggregate purchase price, including commissions, of approximately $9.0 million. As of December 31, 2025, there was approximately $16.0 million in common shares available for repurchase under the share repurchase program.

Additionally, we provide employees who have been issued restricted common shares the option of forfeiting shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. During the year ended December 31, 2025, there were 532 common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted shares.

The following is a summary of all share repurchases during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1, 2025 - October 31, 2025	229,959	$6.47	229,959	$—
November 1, 2025 - November 30, 2025	280,071	$6.68	280,071	$—
December 1, 2025 - December 31, 2025	528,072	$6.88	528,072	$—
Total	1,038,102	$6.73	1,038,102	$16,033

(1) Represents $16.0 million in common shares available for repurchase as of  December 31, 2025 under the $25.0 million share repurchase program. Under this program, we may repurchase common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The program has no time limit and may be suspended or discontinued at any time.

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

As of December 31, 2025, the Company owned 33 hotels with an aggregate of 5,021 rooms located in 15 states and the District of Columbia.

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

The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. As of December 31, 2025, Island Hospitality Management Inc. (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

The section below provides a comparative discussion of our consolidated results of operations between fiscal year 2025 and 2024. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for comparative a discussion of our consolidated results of operations between fiscal 2024 and fiscal 2023.

Results of operations for the year ended December 31, 2025 include the operating activities of the hotels we owned during the period. We sold one hotel located in Denver, CO on January 9, 2024, one hotel located in Maitland, FL on December 6, 2024, one hotel located in Bloomington, MN on December 16, 2024, one hotel located in Brentwood, TN on January 30, 2025, one hotel located in Houston, TX on March 17, 2025, one hotel located in Houston, TX on April 22, 2025, and one hotel located in Billerica, MA on December 23, 2025. We acquired one hotel located in Phoenix, AZ on May 30, 2024. The changes in results described below were driven primarily by the sales of seven hotels, the acquisition of one hotel and inflationary cost pressures.

Revenue

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2025	December 31, 2024	% Change
Room	$269,206	$290,290	(7.3)%
Food and beverage	6,894	7,737	(10.9)%
Other	17,897	18,077	(1.0)%
Cost reimbursements from related parties	1,078	1,105	(2.4)%
Total revenue	$295,075	$317,209	(7.0)%

Total revenue decreased $22.1 million to $295.1 million for the year ended December 31, 2025 compared to total revenue of $317.2 million for the 2024 period. The decrease in total revenue primarily was related to the decrease in revenue from the sales of seven hotels that contributed $8.9 million in revenue for the year ended December 31, 2025, down $24.6 million from the $33.5 million that the sold hotels contributed for the corresponding 2024 period. Same property RevPAR also decreased by 0.1%. This was partially offset by the increase in revenue from the acquisition of one hotel that contributed $8.6 million of revenue during the year ended December 31, 2025, up $4.9 million from the $3.7 million that the acquired hotel contributed for the corresponding 2024 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.2% and 91.5% of total revenue for the years ended December 31, 2025 and 2024, respectively. Room revenue was $269.2 million and $290.3 million for the years ended December 31, 2025 and 2024, respectively, and the decrease in room revenue primarily was related to the same factors discussed above.

Food and beverage revenue was $6.9 million and $7.7 million for the years ended December 31, 2025 and 2024, respectively.

Other revenue, comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue, decreased $0.2 million for the year ended December 31, 2025.

Reimbursed costs from related parties were $1.1 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

As reported by Smith Travel Research, U.S. lodging industry RevPAR for the years ended December 31, 2025 and 2024 decreased 0.3% and increased 1.8%, respectively, as compared to the years ended December 31, 2024 and 2023. Smith Travel Research reported that U.S. lodging industry RevPAR increased 2.2% in the first quarter of 2025, decreased 0.5% in the second quarter of 2025, decreased 1.4% in the third quarter of 2025 and decreased 1.1% in the fourth quarter of 2025. Smith Travel Research currently projects industry RevPAR growth of 0.6% in 2026.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR, and RevPAR reflect results for the hotels owned by the Company as of December 31, 2025 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for the periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the year ended
	December 31, 2025		December 31, 2024		% Change
	Same Property	Actual	Same Property	Actual	Same Property	Actual
	(33 hotels)	(37 hotels)	(33 hotels)	(40 hotels)	(33 hotels)	(37/40 hotels)
Occupancy	76.6%	76.3%	76.2%	76.3%	0.5%	0.0%
ADR	$185.78	$183.95	$187.03	$178.96	(0.7)%	2.8%
RevPAR	$142.39	$140.38	$142.56	$136.49	(0.1)%	2.9%

For the year ended December 31, 2025, same property RevPAR decreased 0.1% due to an increase in occupancy of 0.5% and a decrease in ADR of 0.7%.

Hotel Operating Expenses

Hotel operating expenses consisted of the following for the periods indicated (dollars in thousands):

	For the year ended
	December 31, 2025	December 31, 2024	% Change
Hotel operating expenses:
Room	$59,752	$65,311	(8.5)%
Food and beverage expense	5,517	6,218	(11.3)%
Telephone expense	1,172	1,360	(13.8)%
Other expense	4,487	4,127	8.7%
General and administrative	27,010	28,826	(6.3)%
Franchise and marketing fees	23,620	25,355	(6.8)%
Advertising and promotions	6,804	6,229	9.2%
Utilities	12,372	13,161	(6.0)%
Repairs and maintenance	15,272	16,516	(7.5)%
Management fees paid to related parties	9,895	10,733	(7.8)%
Insurance	3,272	3,340	(2.0)%
Total hotel operating expenses	$169,173	$181,176	(6.6)%

Hotel operating expenses decreased $12.0 million, or 6.6%, to $169.2 million for the year ended December 31, 2025 from $181.2 million for the year ended December 31, 2024. The seven sold hotels contributed $6.0 million in operating expenses for the year ended December 31, 2025, down $15.9 million from the $21.9 million that the sold hotels contributed for the corresponding 2024 period. This was partially offset by the increase in operating expenses from the acquisition of one hotel that contributed $4.5 million in operating expenses for the year ended December 31, 2025, up $2.3 million from the $2.2 million that the acquired hotel contributed for the corresponding 2024 period. The remaining change in operating expenses was related to inflationary cost pressures.

Room expenses, which are the most significant component of hotel operating expenses, decreased $5.5 million from $65.3 million in 2024 to $59.8 million in 2025. The decrease in room expenses was related primarily to the decrease in costs from the sales of seven hotels, partially offset by the increase in costs from the acquisition of one hotel and an increase in costs related to an increase in same property occupancies at our hotels.

The remaining hotel operating expenses decreased $6.5 million, or 5.6%, from $115.9 million in 2024 to $109.4 million in 2025. The decrease in the remaining operating expenses was related primarily to the decrease in costs from the sales of seven hotels, partially offset by the increase in costs from the acquisition of one hotel and an increase in costs related to inflationary cost pressures.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.0 million from $60.7 million for the year ended December 31, 2024 to $59.7 million for the year ended December 31, 2025. Depreciation is generally recorded on our assets over 40 years for buildings, 20 years for land improvements, 15 years for building improvements and one to ten years for hotel furniture, fixtures and equipment from the date of acquisition on a straight-line basis. Depreciable lives of hotel furniture, fixtures and equipment are generally assumed to be the difference between the date of acquisition and the date that the furniture, fixtures and equipment will be replaced. Amortization of franchise fees is recorded on a straight-line basis over the term of the respective franchise agreement.

Impairment Loss

Impairment loss was zero and $4.3 million for the years ended December 31, 2025 and 2024, respectively. The impairment loss in 2024 was due to the impairment recorded on the CY Houston hotel property which was sold on April 22, 2025.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $1.7 million from $23.7 million for the year ended December 31, 2024 to $22.0 million for the year ended December 31, 2025. The decrease was primarily related to the sales of seven hotels partially offset by increases in property tax assessments.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of LTIP units. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of stock based compensation of $6.3 million and $6.4 million for the years ended December 31, 2025 and 2024, respectively) decreased $1.7 million to $10.3 million in 2025 from $12.0 million in 2024.

Other Charges

Other charges decreased from $0.3 million for the year ended December 31, 2024 to $27 thousand for the year ended December 31, 2025.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $1.1 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Gain on Sale of Hotel Properties

Gain on the sale of hotel properties increased $8.7 million to $14.4 million for the year ended December 31, 2025 compared to $5.7 million for the year ended December 31, 2024. The HWS Brentwood hotel property was sold on January 30, 2025, the HI Houston hotel property was sold on March 17, 2025, the CY Houston hotel property was sold on April 22, 2025, and the HWS Billerica hotel property was sold on December 23, 2025, which resulted in a total gain of $14.4 million. The HGI Denver Tech hotel property was sold on January 9, 2024, the HWS Maitland hotel property was sold on December 6, 2024, and the HWS Bloomington hotel property was sold on December 16, 2024, which resulted in a total gain of $5.7 million.

Interest and Other Income

Interest on cash and cash equivalents and other income decreased $1.4 million from $1.7 million for the year ended December 31, 2024 to $0.3 million for the year ended December 31, 2025. The decrease was due to lower cash balances during the year ended December 31, 2025.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $5.2 million, or 16.9%, from $30.9 million for the year ended December 31, 2024 to $25.7 million for the year ended December 31, 2025. Interest expense is comprised of the following (dollars in thousands):

	For the year ended
	December 31, 2025	December 31, 2024	% Change
Mortgage debt interest	$10,515	$16,085	(34.6)%
Credit facility and term loan interest and unused fees	13,641	13,372	2.0%
Interest on finance lease liability	25	14	78.6%
Amortization of deferred financing costs	1,478	1,409	4.9%
Total	$25,659	$30,880	(16.9)%

The decrease in interest expense was due to lower debt balances and lower floating rate borrowing costs during the year ended December 31, 2025 than during the year ended December 31, 2024.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $0.2 million from $17 thousand for the year ended December 31, 2024 to $0.2 million for the year ended December 31, 2025. The loss in 2025 was related to the Company entering into a new unsecured revolving credit facility and the write-off of unamortized deferred financing fees from the prior facility.

Income Tax Expense

Income tax expense remained unchanged at zero for the years ended December 31, 2025 and 2024. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company's TRS is expecting the taxable income in 2025 to be offset by prior year net operating losses and recognizes a full valuation allowance equal to 100% of the net deferred tax assets due to the uncertainty of the TRS's ability to utilize these net deferred tax assets.

Net Income

Net income was $15.3 million for the year ended December 31, 2025, compared to net income of $4.0 million for the year ended December 31, 2024. The change in net income primarily was due to the factors discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share data):

	For the year ended
	December 31,
	2025	2024	2023
Funds From Operations (“FFO”):
Net income	$15,313	$4,035	$2,488
Preferred dividends	(7,950)	(7,950)	(7,950)
Net income (loss) attributable to common shares and common units	7,363	(3,915)	(5,462)
Gain on sale of hotel properties	(14,369)	(5,713)	(18)
Depreciation of hotel properties owned	57,664	59,513	58,040
Impairment loss	—	4,256	4,266
FFO attributed to common share and unit holders	50,658	54,141	56,826
Amortization of finance lease assets	1,887	1,010	—
Other charges	27	327	2,300
Loss on early extinguishment of debt	174	17	696
Gain from partial lease termination	—	—	(164)
Adjusted FFO attributed to common share and unit holders	$52,746	$55,495	$59,658
Weighted average number of common shares and units
Basic	50,522,421	50,757,548	50,374,481
Diluted	51,721,473	51,172,183	50,532,122

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended
	December 31,
	2025	2024	2023
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$15,313	$4,035	$2,488
Interest expense, including amortization of deferred fees	25,659	30,880	27,128
Depreciation and amortization	59,749	60,741	58,254
EBITDA	100,721	95,656	87,870
Impairment loss	—	4,256	4,266
Gain on sale of hotel properties	(14,369)	(5,713)	(18)
EBITDAre	86,352	94,199	92,118
Other charges	27	327	2,300
Loss on early extinguishment of debt	174	17	696
Gain from partial lease termination	—	—	(164)
Share based compensation	6,256	6,398	6,117
Adjusted EBITDA	$92,809	$100,941	$101,067

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

The following is a presentation of Adjusted Hotel EBITDA for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended
	December 31,
	2025	2024	2023
Net income	$15,313	$4,035	$2,488
Add: Interest expense, including amortization of deferred fees	25,659	30,880	27,128
Depreciation and amortization	59,749	60,741	58,254
Corporate general and administrative	16,589	18,388	17,517
Other charges	27	327	2,300
Impairment loss	—	4,256	4,266
Loss on early extinguishment of debt	174	17	696
Less: Interest and other income	(270)	(1,712)	(1,534)
Gain on sale of hotel properties	(14,369)	(5,713)	(18)
Gain from partial lease termination	—	—	(164)
Adjusted Hotel EBITDA	$102,872	$111,219	$110,933

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

Liquidity and Capital Resources

We plan to maintain a prudent capital structure and intend to maintain our leverage over the long term at a ratio of net debt to investment in hotels (at cost) (defined as our initial acquisition price plus the gross amount of any subsequent capital investment) at a level that will be similar to the levels at which we have operated in the past. A subsequent decrease in hotel property values will not necessarily cause us to repay debt to comply with this limitation. At December 31, 2025, our leverage ratio was approximately 20.1%, which decreased from 23.1% at December 31, 2024 based on the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. At December 31, 2025, we had total debt of $343.2 million at an average rate of approximately 6.2%. We intend to continue to fund our investments with a prudent balance of debt and equity. Our debt may include mortgage debt collateralized by our hotel properties and unsecured debt.

At December 31, 2025 and 2024, we had $0 and $110.0 million, respectively, in outstanding borrowings under our revolving credit facility. We had $200.0 million and $140.0 million in outstanding borrowings under our unsecured term loan at December 31, 2025 and 2024, respectively. At December 31, 2025, the maximum remaining borrowing availability under our revolving credit facility was $300.0 million. We also had mortgage debt on individual hotels aggregating $143.2 million and $159.2 million at December 31, 2025 and 2024, respectively.

On September 25, 2025, the Company entered into a new credit agreement for a credit facility (the "Credit Facility") consisting of a $300.0 million unsecured revolving credit facility and a $200.0 million unsecured term loan facility which replaced the existing $260.0 million revolving credit facility and the existing $140.0 million unsecured term loan facility. Proceeds from the new $200.0 million funded term loan were used to repay the $60.0 million of outstanding borrowings under the prior $260.0 million revolving credit facility and the $140.0 million of outstanding borrowings under the prior term loan. The new Credit Facility has an initial maturity date of September 25, 2029 and provides options to extend for one year. Total commitments of $500.0 million under the new Credit Facility can be increased up to $650.0 million through an accordion feature. Pricing on the new facilities is based on SOFR plus a spread of 1.50% to 2.25% for the revolving credit facility and a spread of 1.45% to 2.20% for the unsecured term loan facility based on the Company's leverage.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum unsecured leverage ratio, a minimum fixed charge coverage ratio, a minimum unsecured interest coverage ratio, and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions, and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the revolving credit facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at December 31, 2025.

In December 2017, we established a $50 million dividend reinvestment and stock purchase plan (the "DRSPP") which we renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectus for the DRSPP. During the year ended December 31, 2025, the Company issued 7,630 common shares under the DRSPP at a weighted average price of $7.10, which generated $54 thousand of proceeds. As of December 31, 2025, there was approximately $49.9 million of common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company did not issue any common shares under the ATM Program during the year ended December 31, 2025. As of December 31, 2025, there was approximately $77.5 million of common shares available for issuance under the ATM Program.

In May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of our common shares. Under the Share Repurchase Program, we have the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2025, the Company repurchased 1,313,795 common shares at a weighted-average price per share of $6.83 for an aggregate purchase price, including commissions, of approximately $9.0 million. As of December 31, 2025, there was approximately $16.0 million of common shares available for repurchase under the Share Repurchase Program.

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

We had no material off-balance sheet arrangements at December 31, 2025.

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

Cash, cash equivalents, and restricted cash totaled $32.6 million as of December 31, 2025, an increase of $2.8 million from December 31, 2024, primarily due to net cash provided by operating activities of $64.1 million, net cash provided by investing activities of $45.4 million, and net cash used in financing activities $106.7 million.

Cash from Operations

Net cash flows provided by operating activities decreased $9.7 million to $64.1 million in 2025 compared to $73.8 million in 2024. The decrease in cash from operating activities was primarily due to the sale of seven hotels in 2024 and 2025.

Investing Activities Cash Flows

Net cash flows provided by (used in) investing activities increased $74.6 million to $45.4 million in 2025 compared to $(29.2) million in 2024. For the year ended December 31, 2025, net cash flows provided by investing activities of $45.4 million consisted of $24.5 million related to capital improvements on our hotels and $0.1 million of payments of franchise application costs, partially offset by $70.0 million in net proceeds related to the sale of four hotels. For the year ended December 31, 2024, net cash flows used in investing activities of $(29.2) million consisted of $30.6 million related to capital improvements on our hotels, $43.7 million related to the acquisition of one hotel, and $0.7 million of payments of franchise application costs, partially offset by $45.9 million in net proceeds related to the sale of three hotels.

We expect to invest approximately $26.5 million on renovations, discretionary and emergency expenditures on our existing hotels in 2026, including improvements required under any brand property improvement plan ("PIP").

Financing Activities Cash Flows

Net cash flows used in financing activities increased $6.1 million to $(106.7) million in 2025 compared to $(100.6) million in 2024. For the year ended December 31, 2025, net cash flows used in financing activities of $106.7 million were comprised of net repayments on our revolving credit facility of $110.0 million, the repayment of mortgage debt of $16.0 million, payments of financing costs of $6.2 million, repurchases of common shares of $9.0 million, distributions to common share and LTIP unit holders of $17.6 million, and distributions on preferred shares of $8.0 million, partially offset by net borrowings on our unsecured term loan of $60.0 million. For the year ended December 31, 2024, net cash flows used in financing activities of $(100.6) million were comprised of the repayment of mortgage debt of $297.2 million, distributions to common share and unit holders of $14.4 million, distributions on preferred shares of $8.0 million, payments of financing costs of $1.1 million, and payments of offering costs on common shares of $0.3 million, partially offset by net borrowings on our revolving credit facility of $110.0 million, borrowings on our unsecured term loan of $50.0 million, and proceeds from the issuance of mortgage debt of $60.3 million.

We declared total dividends of $0.36 per common share and LTIP unit for the year ended December 31, 2025, and $0.28 per common share and LTIP unit for the year ended December 31, 2024. We declared total dividends of $1.65624 and $1.65624 per Series A preferred share for the years ended December 31, 2025 and 2024, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•

At December 31, 2025, we had total debt principal and interest obligations of $449.5 million with $21.3 million of principal and interest payable within the next 12 months from December 31, 2025.The Company has no debt principal obligations payable during the next 12 months. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and unsecured term loan.

•

Lease payments due within the next 12 months from year-end 2025 total $1.8 million. See Note 12, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

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

Our hotel properties are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2025, there were no impairment losses. For the year ended December 31, 2024, the Company incurred an impairment loss on one hotel property. For the year ended December 31, 2023, the Company incurred an impairment loss on one hotel property (See Note 5).

For properties the Company considers held for sale, depreciation and amortization are no longer recorded and the value of the properties is recorded at the lower of depreciated cost or fair value, less costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on the impairment or disposal of long-lived assets are met. As of December 31, 2025, we had no hotel properties that met the criteria to be presented as held for sale.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at December 31, 2025 and 2024 was $154.0 million and $164.8 million, respectively.

At December 31, 2025, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of December 31, 2025 that are sensitive to changes in interest rates (dollars in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Floating rate:
Debt	$—	$—	$—	$200,000	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	5.47%	—	—	5.47%
Fixed rate:
Debt	$—	$—	$24,590	$23,681	$410	$94,544	$143,225	$153,975
Average interest rate	—	—	7.61%	7.29%	7.42%	7.12%	7.23%

As of December 31, 2025, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $2.0 million annually. This assumes that the total amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $200.0 million, the balance as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).  Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 12, 2026.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 12, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 12, 2026.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 12, 2026.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 12, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

See the Index to Consolidated Financial Statements at pages F-1

2.	Financial Statement Schedules

The following financial statement schedule is included herein at page F-31:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Chatham Lodging Trust(7)

3.2	Articles of Amendment of Chatham Lodging Trust(12)

3.3	Fourth Amended and Restated Bylaws of Chatham Lodging Trust(1)

3.4	Articles Supplementary to the Company's Declaration of Trust designating the 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share(10)

4.1†	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Chatham Lodging Trust Equity Incentive Plan, Amended and Restated as of May 22, 2022, as amended on May 6, 2025(14)

10.2*	Employment Agreement between Chatham Lodging Trust and Jeffrey H. Fisher(7)

10.3*	Employment Agreement between Chatham Lodging Trust and Dennis M. Craven(7)

10.4*	Employment Agreement between Chatham Lodging Trust and Jeremy Wegner(2)

10.5*	First Amendment to Employment Agreement of Dennis Craven dated January 30, 2015(3)

10.6*	Form of Indemnification Agreement between Chatham Lodging Trust and its officers and trustees(4)

10.7*	Form of LTIP Unit Vesting Agreement(4)

10.8*	Form of Share Award Agreement for Trustees(4)

10.9*	Form of Share Award Agreement for Officers(5)

10.10*	Share Award Agreement, dated as of June 1, 2015, between Chatham Lodging Trust and Jeremy Wegner(6)

10.11	Agreement of Limited Partnership of Chatham Lodging, L.P.(4)

10.12	First Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(6)

10.13	Second Amendment to the Agreement of Limited Partnership of Chatham Lodging, L.P.(11)

10.14	Form of IHM Hotel Management Agreement(4)

10.15*	Form of 2016 Time-Based LTIP Unit Award Agreement(7)

10.16*	Form of 2016 Performance-Based LTIP Unit Award Agreement(7)

10.17

Sales Agreement, dated January 5, 2021, by and among Chatham Lodging Trust, Chatham Lodging, L.P. and Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Regions Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC(9)

10.18

Credit Agreement, dated as of September 25, 2025, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto.(8)

19.1	Chatham Lodging Trust Insider Trading Policy(15)

21.1†	List of Subsidiaries of Chatham Lodging Trust

23.1†	PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Chatham Lodging Trust Clawback Policy(13)

101.INS**	The instance document does not appear in the interactive data file because its inline XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document

†	Filed herewith.

††	Furnished herewith.

*	Denotes management contract or compensation plan or arrangement in which trustees or officers are eligible to participate.

**

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34693).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015 (File No. 001-34693).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 001-34693).
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed with the SEC on February 12, 2010 (File No. 333-162889).
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010 (File No. 001-34693).
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015 (File No. 001-34693).
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016 (File No. 001-34693).
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2025 (File No. 001-34693).
(9)	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2021 (File No. 001-34693).
(10)	Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed with the SEC on June 25, 2021 (File No. 001-34693).
(11)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2021 (File No. 001-34693).
(12)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023 (File No. 001-34693).
(13)	Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2024 (File No. 001-34693).
(14)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025 (File No. 001-34693).
(15)	Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2025 (File No. 001-34693).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATHAM LODGING TRUST

Dated:	February 27, 2026	/s/ JEFFREY H. FISHER
Jeffrey H. Fisher
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2026
Jeffrey H. Fisher

/s/ JEREMY B. WEGNER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Jeremy B. Wegner

/s/ EDWIN B. BREWER, JR.	Trustee	February 27, 2026
Edwin B. Brewer, Jr.

/s/ DAVID GRISSEN	Trustee	February 27, 2026
David Grissen

/s/ MARY ELIZABETH HIGGINS	Trustee	February 27, 2026
Mary Elizabeth Higgins

/s/ ROLF E. RUHFUS	Trustee	February 27, 2026
Rolf E. Ruhfus

/s/ ETHEL ISAACS WILLIAMS	Trustee	February 27, 2026
Ethel Isaacs Williams

CHATHAM LODGING TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Chatham Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chatham Lodging Trust and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Evaluation of Investments in Hotel Properties

As described in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2025, the Company had an investment in hotel properties, net of $1.1 billion and for the year ended December 31, 2025, there were no impairment losses recorded. Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management’s estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized.

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

February 27, 2026

We have served as the Company’s auditor since 2009.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets:
Investment in hotel properties, net	$1,106,890	$1,197,518
Cash and cash equivalents	24,435	20,195
Restricted cash	8,203	9,649
Right of use asset, net	16,912	17,547
Hotel receivables (net of allowance for doubtful accounts of $261 and $300, respectively)	2,831	2,921
Deferred costs, net	7,384	4,038
Prepaid expenses and other assets	3,726	2,813
Total assets	$1,170,381	$1,254,681
Liabilities and Equity:
Mortgage debt, net	141,475	157,211
Revolving credit facility	—	110,000
Unsecured term loan, net	197,438	139,638
Accounts payable and accrued expenses (including $234 and $490 due to related parties, respectively)	26,648	29,621
Lease liability	20,067	20,634
Distributions payable	6,704	5,580
Total liabilities	392,332	462,684
Commitments and contingencies (see note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 47,708,587 and 48,912,293 shares issued and outstanding at December 31, 2025 and 2024, respectively	477	489
Additional paid-in capital	1,039,804	1,046,812
Accumulated deficit	(299,527)	(289,130)
Total shareholders’ equity	740,802	758,219
Noncontrolling Interests:
Noncontrolling interest in operating partnership	37,247	33,778
Total equity	778,049	791,997
Total liabilities and equity	$1,170,381	$1,254,681

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended
	December 31,
	2025	2024	2023
Revenue:
Room	$269,206	$290,290	$284,999
Food and beverage	6,894	7,737	8,124
Other	17,897	18,077	16,703
Reimbursable costs from related parties	1,078	1,105	1,283
Total revenue	295,075	317,209	311,109
Expenses:
Hotel operating expenses:
Room	59,752	65,311	61,794
Food and beverage	5,517	6,218	6,352
Telephone	1,172	1,360	1,439
Other hotel operating	4,487	4,127	3,712
General and administrative	27,010	28,826	28,884
Franchise and marketing fees	23,620	25,355	24,897
Advertising and promotions	6,804	6,229	6,085
Utilities	12,372	13,161	13,007
Repairs and maintenance	15,272	16,516	15,837
Management fees paid to related parties	9,895	10,733	10,557
Insurance	3,272	3,340	2,822
Total hotel operating expenses	169,173	181,176	175,386
Depreciation and amortization	59,749	60,741	58,254
Impairment loss	—	4,256	4,266
Property taxes, ground rent and insurance	21,952	23,709	23,507
General and administrative	16,589	18,388	17,517
Other charges	27	327	2,300
Reimbursable costs from related parties	1,078	1,105	1,283
Total operating expenses	268,568	289,702	282,513
Operating income before gain on sale of hotel properties	26,507	27,507	28,596
Gain on sale of hotel properties	14,369	5,713	18
Operating income	40,876	33,220	28,614
Interest and other income	270	1,712	1,534
Interest expense, including amortization of deferred fees	(25,659)	(30,880)	(27,128)
Loss on early extinguishment of debt	(174)	(17)	(696)
Gain from partial lease termination	—	—	164
Income before income tax expense	15,313	4,035	2,488
Income tax expense	—	—	—
Net income	15,313	4,035	2,488
Net (income) loss attributable to non-controlling interest	(260)	131	156
Net income attributable to Chatham Lodging Trust	15,053	4,166	2,644
Preferred dividends	(7,950)	(7,950)	(7,950)
Net income (loss) attributable to common shareholders	$7,103	$(3,784)	$(5,306)
Income (loss) per common share - basic:
Net income (loss) attributable to common shareholders (Note 10)	$0.14	$(0.08)	$(0.11)
Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders (Note 10)	$0.14	$(0.08)	$(0.11)
Weighted average number of common shares outstanding:
Basic	48,793,017	48,900,997	48,847,386
Diluted	49,992,069	48,900,997	48,847,386
Distributions per common share:	$0.36	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

								Noncontrolling
					Additional		Total	Interest in
	Preferred Shares		Common Shares		Paid - In	Accumulated	Shareholders’	Operating	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Partnership	Equity
Balance, December 31, 2022	4,800,000	$48	48,808,105	$488	$1,047,023	$(252,665)	$794,894	$23,103	$817,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,378	—	540	—	540	—	540
Issuance of common shares, net of offering costs of $2	—	—	5,896	—	59	—	59	—	59
Issuance of restricted time-based shares	—	—	2,457	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	47	—	47	5,600	5,647
Dividends declared on common shares ($0.28 per share)	—	—	—	—	—	(13,680)	(13,680)	—	(13,680)
Distributions declared on LTIP units ($0.28 per unit)	—	—	—	—	—	—	—	(725)	(725)
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(493)	—	(493)	493	—
Net income	—	—	—	—	—	2,644	2,644	(156)	2,488
Balance, December 31, 2023	4,800,000	$48	48,859,836	$488	$1,047,176	$(271,651)	$776,061	$28,315	$804,376
Issuance of common shares pursuant to Equity Incentive Plan	—	—	43,670	1	470	—	471	—	471
Issuance of common shares, net of offering costs of $278	—	—	5,844	—	(226)	—	(226)	—	(226)
Issuance of restricted time-based shares	—	—	2,943	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	41	—	41	5,794	5,835
Dividends declared on common shares ($0.28 per share)	—	—	—	—	—	(13,695)	(13,695)	—	(13,695)
Distributions declared on LTIP units ($0.28 per unit)	—	—	—	—	—	—	—	(858)	(858)
Forfeited distributions on LTIP units	—	—	—	—	—	—	—	9	9
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	(649)	—	(649)	649	—
Net income	—	—	—	—	—	4,166	4,166	(131)	4,035
Balance, December 31, 2024	4,800,000	$48	48,912,293	$489	$1,046,812	$(289,130)	$758,219	$33,778	$791,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	61,551	1	562	—	563	—	563
Issuance of common shares, net of offering costs of $0	—	—	7,630	—	54	—	54	—	54
Conversion of LTIP units to common shares	—	—	33,396	—	533	—	533	(533)	—
Issuance of restricted time-based shares	—	—	8,044	—	—	—	—	—	—
Repurchases of common shares	—	—	(1,314,327)	(13)	(8,958)	—	(8,971)	—	(8,971)
Amortization of share based compensation	—	—	—	—	38	—	38	5,745	5,783
Dividends declared on common shares ($0.36 per share)	—	—	—	—	—	(17,500)	(17,500)	—	(17,500)
Distributions declared on LTIP units ($0.36 per unit)	—	—	—	—	—	—	—	(1,288)	(1,288)
Forfeited distributions on LTIP units	—	—	—	—	—	—	—	48	48
Dividends accrued on preferred shares	—	—	—	—	—	(7,950)	(7,950)	—	(7,950)
Reallocation of noncontrolling interest	—	—	—	—	763	—	763	(763)	—
Net income	—	—	—	—	—	15,053	15,053	260	15,313
Balance, December 31, 2025	4,800,000	$48	47,708,587	$477	$1,039,804	$(299,527)	$740,802	$37,247	$778,049

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$15,313	$4,035	$2,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of investment in hotel properties	59,551	60,523	58,040
Amortization of deferred franchise fees	198	211	214
Amortization of deferred financing fees included in interest expense	1,468	1,363	1,201
Gain on sale of hotel properties	(14,369)	(5,713)	(18)
Impairment loss	—	4,256	4,266
Write-off of hotel development costs included in other charges	—	—	2,238
Loss on early extinguishment of debt	174	17	672
Loss on write-off of deferred franchise fee	—	50	—
Share based compensation	6,256	6,398	6,117
Gain from partial lease termination	—	—	(164)
Changes in assets and liabilities:
Right of use asset	635	593	625
Hotel receivables	92	1,324	803
Deferred costs	(1,185)	(271)	(102)
Prepaid expenses and other assets	(1,001)	942	(382)
Accounts payable and accrued expenses	(2,513)	256	1,048
Lease liability	(541)	(159)	(604)
Net cash provided by operating activities	64,078	73,825	76,442
Cash flows from investing activities:
Improvements and additions to hotel properties	(24,517)	(30,603)	(28,113)
Acquisition of hotel properties, net	—	(43,734)	—
Proceeds from sale of hotel properties, net	69,992	45,868	—
Payments of franchise application costs	(110)	(700)	—
Net cash provided by (used in) investing activities	45,365	(29,169)	(28,113)
Cash flows from financing activities:
Borrowings on revolving credit facility	15,000	150,000	—
Repayments on revolving credit facility	(125,000)	(40,000)	—
Repayments on construction loan	—	—	(39,331)
Borrowings on unsecured term loan	200,000	50,000	90,000
Repayments on unsecured term loan	(140,000)	—	—
Repayments of mortgage debt	(15,957)	(297,227)	(117,742)
Proceeds from the issuance of mortgage debt	—	60,300	82,925
Principal payments on finance lease	(26)	(15)	—
Payments of financing costs	(6,184)	(1,066)	(1,482)
Payment of offering costs on common shares	—	(278)	(2)
Proceeds from issuance of common shares	54	53	61
In-substance repurchase of vested common shares	(5)	—	—
Repurchases of common shares	(8,967)	—	—
Distributions - common shares/units	(17,614)	(14,378)	(14,212)
Distributions - preferred shares	(7,950)	(7,950)	(7,950)
Net cash used in financing activities	(106,649)	(100,561)	(7,733)
Net change in cash, cash equivalents and restricted cash	2,794	(55,905)	40,596
Cash, cash equivalents and restricted cash, beginning of period	29,844	85,749	45,153
Cash, cash equivalents and restricted cash, end of period	$32,638	$29,844	$85,749

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,186	$29,480	$24,900
Cash paid for taxes	$637	$871	$930
Remeasurement of right of use asset from partial lease termination	$—	$—	$531
Remeasurement of lease liability from partial lease termination	$—	$—	$695

-continued-

Supplemental disclosure of non-cash investing and financing information:

On January 15, 2026, the Company issued 61,699 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2025. On January 15, 2025, the Company issued 61,551 shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2024. On January 16, 2024, the Company issued 43,670 shares to its independent trustees pursuant to the Company's Equity Incentive Plan as compensation for services performed in 2023.

As of December 31, 2025, the Company had accrued distributions payable of $6.7 million. As of December 31, 2024, the Company had accrued distributions payable of $5.6 million. As of December 31, 2023, the Company had accrued distributions payable of $5.4 million.

Accrued share based compensation of $0.4 million, $0.6 million and $0.5 million is included in accounts payable and accrued expenses as of December 31, 2025, 2024 and 2023, respectively.

Accrued capital improvements of $2.0 million, $1.6 million and $1.3 million are included in accounts payable and accrued expenses as of December 31, 2025, 2024, and 2023 respectively.

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

As of December 31, 2025, the Company owned 33 hotels with an aggregate of 5,021 (unaudited) rooms located in 15 states and the District of Columbia (unaudited).

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

As of December 31, 2025, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

Management periodically reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable over management's estimated holding period. This estimated holding period incorporates management’s intent and ability to hold the hotel properties over the estimated holding period. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist and management has identified uncertainty surrounding the recoverability of the hotel property carrying value, management will perform an analysis to determine if the estimated undiscounted future cash flows, without interest charges, from operations and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount, an adjustment to reduce the carrying amount to the related hotel property's estimated fair value is recorded and an impairment loss recognized. For the year ended December 31, 2025, there were no impairment losses. For the year ended December 31, 2024, the Company incurred an impairment loss on one hotel property. For the year ended December 31, 2023, the Company incurred an impairment loss on one hotel property (See Note 5).

For properties the Company considers held for sale, depreciation and amortization are no longer recorded, and the value of the properties is recorded at the lower of depreciated cost or fair value, less the costs to sell. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when all criteria within the Financial Accounting Standards Board's ("FASB") guidance on disposal of long-lived assets are met. As of December 31, 2025 and 2024 the Company had no hotel properties that met the criteria to be presented as held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.

Restricted Cash

Restricted cash represents purchase price deposits held in escrow for potential hotel acquisitions under contract, escrows and reserves for capital expenditures, and property taxes or insurance that are required pursuant to the Company’s loans. Restricted cash on the accompanying consolidated balance sheets at December 31, 2025 and 2024 is $8.2 million and $9.6 million, respectively.

Hotel Receivables

Hotel receivables consist of amounts owed by guests staying in the hotels and amounts due from business and group customers. An allowance for doubtful accounts is provided and maintained at a level believed to be adequate to absorb estimated probable losses. At December 31, 2025 and 2024, the allowance for doubtful accounts was $0.3 million and $0.3 million, respectively.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets consist of prepaid insurance, prepaid property taxes, deposits and hotel supplies inventory.

Deferred Costs

Deferred costs consist of franchise agreement application fees for the Company’s hotels, costs associated with potential future acquisitions and loan costs related to the Company’s senior unsecured revolving credit facility. Deferred costs consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Loan costs	$10,465	$6,323
Franchise fees	4,631	4,961
Other	1,445	334
	16,541	11,618
Less accumulated amortization	(9,157)	(7,580)
Deferred costs, net	$7,384	$4,038

Franchise fees are recorded at cost and amortized over a straight-line basis over the term of the franchise agreements. For the years ended December 31, 2025, 2024 and 2023, amortization expense related to franchise fees of $0.2 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization expense related to loan costs of $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in interest expense in the consolidated statements of operations.

Mortgage Debt, net

Mortgage debt, net consists of mortgage loans on certain hotel properties less the costs associated with acquiring those loans. Mortgage debt consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Mortgage debt	$143,225	$159,182
Deferred financing costs	(1,750)	(1,971)
Mortgage debt, net	$141,475	$157,211

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2025, 2024 and 2023, amortization expense related to mortgage loan costs of $0.2 million, $0.3 million, and $0.3 million, respectively, is included in interest expense in the consolidated statements of operations.

Unsecured Term Loan, net

Unsecured term loan, net consists of the Company's outstanding borrowings under its unsecured term loan less the costs associated with acquiring the loan. The balances as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Unsecured term loan	$200,000	$140,000
Deferred financing costs	(2,562)	(362)
Unsecured term loan, net	$197,438	$139,638

Deferred financing loan costs are recorded at cost and amortized over the term of the loan applying the effective interest rate method. For the years ended December 31, 2025, 2024 and 2023, amortization expense related to unsecured term loan costs of $0.5 million, $0.4 million, and $0.2 million, respectively, is included in interest expense in the consolidated statements of operations.

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

As of December 31, 2025, the Company is no longer subject to U.S federal income tax examinations for years before 2022 and with few exceptions to state examinations before 2022. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes is required in the Company's consolidated financial statements as of December 31, 2025. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

Segment Information

Management evaluates the Company's hotels as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company's hotels have similar economic characteristics and provide similar services to similar types of customers (See Note 15).

Recently Adopted Accounting Standards

In  December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes as well as additional information about reconciling items if certain quantitative thresholds are met. This ASU will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The Company adopted this ASU prospectively during the year ended December 31, 2025 (See Note 7).

Recently Issued Accounting Standards

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

On December 23, 2025, the Company sold the Homewood Suites by Hilton Boston-Billerica ("HWS Billerica") hotel property in Billerica, MA for $17.4 million and recognized a gain on sale of the hotel property of $6.5 million.

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

5.	Investment in Hotel Properties

Investment in hotel properties, net

Investment in hotel properties, net as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land and improvements	$268,546	$280,415
Building and improvements	1,174,132	1,232,438
Furniture, fixtures and equipment	87,528	107,947
Finance lease assets	43,840	43,760
Renovations in progress	11,718	17,232
	1,585,764	1,681,792
Less accumulated depreciation and amortization	(478,874)	(484,274)
Investment in hotel properties, net	$1,106,890	$1,197,518

There were no impairments recorded during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded an impairment loss of $4.3 million on the CY Houston hotel property to write down the value of the hotel property to its estimated fair value which approximated its estimated selling price. The CY Houston hotel property was sold on April 22, 2025. During the year ended December 31, 2023, the Company recorded an impairment loss of $4.3 million on the HGI Denver Tech hotel property to write down the hotel property to estimated fair value which approximated its estimated selling price. The HGI Denver Tech hotel property was sold on January 9, 2024.

On November 26, 2025, the Company entered into an agreement to purchase a portfolio of six hotels for $92.0 million. There can be no assurance that this transaction will ultimately close.

Investment in hotel properties under development

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

The Company's mortgage loans are collateralized by first-mortgage liens on certain of the Company's properties. The mortgages are non-recourse except for instances of fraud or misapplication of funds. Debt consisted of the following (in thousands):

			December 31, 2025
			Property	Balance Outstanding as of
	Interest		Carrying	December 31,	December 31,
Loan/Collateral	Rate	Maturity Date	Value	2025	2024
Revolving Credit Facility (1)	5.52%	September 25, 2029	$—	$—	$110,000
Unsecured Term Loan (2)	5.47%	September 25, 2029	—	200,000	140,000
Hampton Inn & Suites Houston-Medical Center, TX	4.25%	January 6, 2025	—	—	15,957
Courtyard by Marriott Dallas, TX	7.61%	September 11, 2028	38,403	24,500	24,500
Hyatt Place Pittsburgh, PA (3)	7.29%	June 11, 2029	28,825	23,300	23,300
Residence Inn by Marriott Austin, TX	7.42%	September 6, 2033	34,844	20,850	20,850
TownePlace Suites by Marriott Austin, TX	7.42%	September 6, 2033	28,889	19,075	19,075
Courtyard by Marriott Summerville, SC	7.33%	September 11, 2033	17,524	9,000	9,000
Residence Inn by Marriott Summerville, SC	7.33%	September 11, 2033	16,549	9,500	9,500
SpringHill Suites by Marriott Savannah, GA (4)	6.70%	June 6, 2034	31,854	22,000	22,000
Hampton Inn & Suites Exeter, NH (4)	6.70%	June 11, 2034	11,938	15,000	15,000
Total debt before unamortized debt issue costs			$208,826	$343,225	$409,182
Unamortized term loan and mortgage debt issue costs				(4,312)	(2,332)
Total debt outstanding				$338,913	$406,850

1.	The interest rate for the revolving credit facility is variable and based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.50% to 2.25% based on the Company's leverage.

2.	The interest rate for the unsecured term loan is variable and based on one-month term SOFR plus a spread of 1.45% to 2.20% based on the Company's leverage.

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

On  September 25, 2025, the Company entered into a new credit agreement for a credit facility (the "Credit Facility") consisting of a $300.0 million unsecured revolving credit facility and a $200.0 million unsecured term loan facility which replaced the existing $260.0 million revolving credit facility and the existing $140.0 million unsecured term loan facility. Proceeds from the new $200.0 million funded term loan were used to repay the $60.0 million of outstanding borrowings under the prior $260.0 million revolving credit facility and the $140.0 million of outstanding borrowings under the prior term loan. The new Credit Facility has an initial maturity date of  September 25, 2029 and provides options to extend for one year. Total commitments of $500.0 million under the new Credit Facility can be increased up to $650.0 million through an accordion feature.

At December 31, 2025 and 2024, the Company had $200.0 million and $250.0 million, respectively, of outstanding borrowings under its revolving credit facility and unsecured term loan. At December 31, 2025, the maximum remaining borrowing availability under the combined facilities was $300.0 million.

During the year ended December 31, 2025, the Company repaid the maturing mortgage loan of $16.0 million on the Hampton Inn Houston hotel property. During the year ended December 31, 2024, the Company repaid the maturing mortgage loans of $29.3 million on the Residence Inn Garden Grove hotel property, $34.9 million on the Residence Inn Mountain View hotel property, $27.6 million on the SpringHill Suites Savannah hotel property, $59.5 million on the Residence Inn Silicon Valley I hotel property, $65.0 million on the Residence Inn Silicon Valley II hotel property, $44.7 million on the Residence Inn San Mateo hotel property, $18.8 million on the Hilton Garden Inn Marina del Rey hotel property, and $14.2 million on the Homewood Suites Billerica hotel property. The Company utilized cash, borrowings under its unsecured credit facility and unsecured term loan, and proceeds from its eight new mortgage loans to repay these loans.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2025 and 2024 was $154.0 million and $164.8 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with a similar maturity and that is classified within level 3 of the fair value hierarchy. As of December 31, 2025, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of December 31, 2025 and 2024 was $200.0 million and $250.0 million, respectively.

Future scheduled principal payments of debt obligations as of December 31, 2025, for each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2026	$—
2027	—
2028	24,590
2029	223,681
2030	410
Thereafter	94,544
Total debt before unamortized debt issue costs	$343,225
Unamortized mortgage debt issue costs	(4,312)
Total debt outstanding	$338,913

7.	Income Taxes

The Company recorded no income tax expense during the years ended December 31, 2025, 2024, and 2023.

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company before taxes were as follows (dollars in thousands):

	For the year ended
	December 31, 2025
Book income before income taxes	$15,313
REIT income not subject to income taxes	(15,152)
Book income before income taxes of the TRS	$161

Statutory rate of 21%	34	21%
Effect of state and local income taxes, net of federal tax benefit (a)	10	6%
Permanent adjustments	24	15%
Change in valuation allowance	(55)	-35%
Valuation allowance release	—	—%
Other	(13)	-8%
Total income tax (benefit) expense	$—	—%

(a) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

	For the year ended
	December 31,
	2024	2023
Book income (loss) before income taxes of the TRS	$2,905	$(7,309)

Statutory rate of 21%	$610	$(1,535)
Effect of state and local income taxes, net of federal tax benefit	—	(245)
Permanent adjustments	21	13
Change in valuation allowance	(1,051)	1,579
Valuation allowance release	—	—
Other	420	188
Total income tax (benefit) expense	$—	$—

Effective tax rate	—%	—%

At December 31, 2025 and 2024, the Company had valuation allowances against certain deferred tax assets totaling $19.4 million and $19.3 million, respectively. The increase in the valuation allowance was primarily from the net operating income during the year. The tax effect of each type of temporary difference and carry forward that gives rise to the deferred tax asset as of December 31, 2025 and 2024 are as follows (in thousands):

	For the year ended
	December 31,
	2025	2024
Gross deferred tax assets:
Allowance for doubtful accounts	$101	$74
Accrued compensation	430	375
Net operating loss	18,873	18,893
Gross deferred tax assets	$19,404	$19,342
Less: Valuation Allowance	$(19,404)	$(19,342)
Total deferred tax assets net of valuation allowance	$—	$—
Gross deferred tax liabilities:
Total book/tax difference in partnership	$—	$—
Gross deferred tax liabilities:	$—	$—
Net, deferred tax assets:	$—	$—

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of net deferred tax assets. The Company's TRS continues to have cumulative three-year taxable losses. As of December 31, 2025, the TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

The TRS has income tax NOL carryforwards for Federal and various states of approximately $73.4 million and $65.0 million, respectively. The loss carryforwards begin to expire starting in 2038 for Federal tax purposes and in 2031 and thereafter for state tax purposes.

8.	Dividends Declared and Paid

Common Dividends

The Company declared total common share dividends of $0.36 per share and distributions on LTIP units of $0.36 per unit during the year ended December 31, 2025. The Company declared total common share dividends of $0.28 per share and distributions on LTIP units of $0.28 per unit during the year ended December 31, 2024. The dividends and distributions and their tax characterization for the years ended December 31, 2025 and 2024 were as follows:

			Common	LTIP
			share	unit	Taxable	Unrecaptured
	Record	Payment	distribution	distribution	Ordinary	Section 1250	Section 199A
	Date	Date	amount	amount	Income	Gain	Dividends
March	3/31/2025	4/15/2025	0.09	0.09	0.08191	0.00809	0.08191
June	6/30/2025	7/15/2025	0.09	0.09	0.08191	0.00809	0.08191
September	9/30/2025	10/15/2025	0.09	0.09	0.08191	0.00809	0.08191
December	12/31/2025	1/15/2026	0.09	0.09	0.08191	0.00809	0.08191
Total 2025			$0.36	$0.36	$0.32764	$0.03236	$0.32764

			Common	LTIP
			share	unit	Taxable
	Record	Payment	distribution	distribution	Ordinary	Return of	Section 199A
	Date	Date	amount	amount	Income	Capital	Dividends
March	3/28/2024	4/15/2024	0.07	0.07	0.05392	0.01608	0.05392
June	6/28/2024	7/15/2024	0.07	0.07	0.05392	0.01608	0.05392
September	9/30/2024	10/15/2024	0.07	0.07	0.05392	0.01608	0.05392
December	12/31/2024	1/15/2025	0.07	0.07	0.05392	0.01608	0.05392
Total 2024			$0.28	$0.28	$0.21568	$0.06432	$0.21568

For the year ended December 31, 2025, 91.01% of the distributions paid to common shareholders were considered ordinary income and 8.99% of the distributions paid to common shareholders were considered an unrecaptured Section 1250 gain. For the year ended December 31, 2024, 77.03% of the distributions paid to common shareholders were considered ordinary income and 22.97% of the distributions paid to common shareholders were considered a return of capital.

Preferred Dividends

During the years ended December 31, 2025 and 2024, the Company declared total dividends of $1.65624 and $1.65624, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred dividends and their tax characterization for the years ended December 31, 2025 and 2024 were as follows:

			Dividend Per	Taxable	Unrecaptured
	Record	Payment	Preferred	Ordinary	Section 1250	Section 199A
	Date	Date	Share	Income	Gain	Dividends
March	3/31/2025	4/15/2025	$0.41406	$0.37684	$0.03722	$0.37684
June	6/30/2025	7/15/2025	0.41406	0.37684	$0.03722	0.37684
September	9/30/2025	10/15/2025	0.41406	0.37684	$0.03722	0.37684
December	12/31/2025	1/15/2026	0.41406	0.37684	$0.03722	0.37684
Total 2025			$1.65624	$1.50736	$0.14888	$1.50736

			Dividend Per	Taxable
	Record	Payment	Preferred	Ordinary	Return of	Section 199A
	Date	Date	Share	Income	Capital	Dividends
March	3/28/2024	4/15/2024	$0.41406	$0.41406	$—	$0.41406
June	6/28/2024	7/15/2024	0.41406	0.41406	—	0.41406
September	9/30/2024	10/15/2024	0.41406	0.41406	—	0.41406
December	12/31/2024	1/15/2025	0.41406	0.41406	—	0.41406
Total 2024			$1.65624	$1.65624	$—	$1.65624

For the year ended December 31, 2025, 91.01% of the distributions paid to preferred shareholders were considered ordinary income and 8.99% of the distributions paid to preferred shareholders were considered an unrecaptured Section 1250 gain.. For the year ended December 31, 2024, 100.0% of the distributions paid to preferred shareholders were considered ordinary income.

9.	Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of December 31, 2025, 47,708,587 common shares were outstanding.

In December 2017, the Company established a $50 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectus for the DRSPP. During the year ended December 31, 2025, the Company issued 7,630 common shares under the DRSPP at a weighted average price of $7.10, which generated $54 thousand of proceeds. As of December 31, 2025, there was approximately $49.9 million of common shares available for issuance under the DRSPP.

In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company did not issue any common shares under the ATM Program during the year ended December 31, 2025. As of December 31, 2025, there was approximately $77.5 million of common shares available for issuance under the ATM Program.

In  May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of common shares of the Company. Under the Share Repurchase Program, the Company has the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as the Company deems appropriate. The Share Repurchase Program has no time limit and  may be suspended or discontinued at any time. During the year ended  December 31, 2025, the Company repurchased 1,313,795 common shares at a weighted-average price per share of $6.83 for an aggregate purchase price, including commissions, of approximately $9.0 million. As of  December 31, 2025, there was approximately $16.0 million of common shares available for repurchase under the Share Repurchase Program.

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares, $0.01 par value per share, in one or more series.

On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to the Company’s common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65624 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears with the first distribution on the Series A Preferred Shares paid on October 15, 2021. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of the Series A Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of December 31, 2025, 4,800,000 Series A Preferred Shares were issued and outstanding. During the year ended December 31, 2025, the Company paid preferred share dividends of $8.0 million.

Operating Partnership Units

Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. During the year ended  December 31, 2025, the Company issued 33,396 of common shares in exchange for outstanding LTIP units on a one-for-one basis. As of December 31, 2025, there were 2,191,510 vested Operating Partnership LTIP units held by current and former employees.

10.	Earnings Per Share

The two class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares of beneficial interest, have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per share in the future would not be included in the computation of diluted loss per share for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the years ended December 31, 2025, 2024 and 2023, the Company excluded zero, 414,635, and 157,641, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	For the year ended
	December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$7,103	$(3,784)	$(5,306)
Dividends paid on unvested shares and units	(197)	(127)	(110)
Net income (loss) attributable to common shareholders	$6,906	$(3,911)	$(5,416)
Denominator:
Weighted average number of common shares - basic	48,793,017	48,900,997	48,847,386
Effect of dilutive securities:
Unvested shares and units	1,199,052	—	—
Weighted average number of common shares - diluted	49,992,069	48,900,997	48,847,386
Basic income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average basic common share	$0.14	$(0.08)	$(0.11)
Diluted income (loss) per common share:
Net income (loss) attributable to common shareholders per weighted average diluted common share	$0.14	$(0.08)	$(0.11)

11.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units, and other equity-based awards. The plan was amended on May 6, 2025 to increase the maximum number of shares available under the plan by 2,150,000 shares and to increase the individual grant limit with respect to performance units. The plan has a 10-year term that expires on  March 22, 2032. Share awards under the plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based units, for which 10% of dividends on unvested performance-based units are paid and the remaining 90% of dividends are accrued and not paid until those units vest. Certain awards may provide for accelerated vesting if there is a change in control. As of December 31, 2025, there were 2,271,462 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards

From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.

A summary of the Company’s restricted share awards for the years ended December 31, 2025, 2024 and 2023 is as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
		Weighted -		Weighted -		Weighted -
		Average Grant		Average Grant		Average Grant
	Number of	Date Fair	Number of	Date Fair	Number of	Date Fair
	Shares	Value	Shares	Value	Shares	Value
Non-vested at beginning of the period	4,581	$10.91	5,789	$11.78	6,666	$11.47
Granted	8,044	8.08	2,943	10.20	2,457	12.21
Vested	(1,800)	11.11	(4,151)	11.62	(3,334)	11.47
Unvested at end of the period	10,825	$8.78	4,581	$10.91	5,789	$11.78

As of December 31, 2025 and 2024, there were $60 thousand and $33 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of December 31, 2025, these costs were expected to be recognized over a weighted–average period of approximately 1.9 years. For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $38 thousand, $42 thousand and $47 thousand, respectively, of expense related to the restricted share awards. This expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

A summary of the Company's LTIP unit awards for the years ended December 31, 2025, 2024 and 2023 is as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
		Weighted -		Weighted -		Weighted -
		Average Grant		Average Grant		Average Grant
	Number of	Date Fair	Number of	Date Fair	Number of	Date Fair
	Units	Value	Units	Value	Units	Value
Non-vested at beginning of the period	1,139,564	$13.88	999,955	$15.37	905,525	$15.03
Granted	634,293	8.60	512,264	11.18	466,988	14.36
Vested	(315,563)	14.31	(322,025)	14.03	(372,558)	13.27
Forfeited	(80,731)	18.58	(50,630)	15.02	—	—
Non-vested at end of period	1,377,563	$11.08	1,139,564	$13.88	999,955	$15.37

Time-Based LTIP Awards

On March 1, 2025, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 253,722 time-based awards (the “2025 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

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

Performance-Based LTIP Awards

On March 1, 2025, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, also granted 380,571 performance-based awards (the "2025 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP units that will vest only if and to the extent that (i) the Company achieves certain long-term market based TSR criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $9.37 per 2025 Performance-Based LTIP Unit Award, which takes into account that the number of units that ultimately may vest will depend on the achievement of long-term market-based TSR criteria. The 2025 Performance-Based LTIP Unit Awards have an absolute negative TSR modifier which may reduce payout percentages if the absolute TSR over the measurement period is negative.

The 2025 Performance-Based LTIP Unit Awards may be earned based on the Company's relative TSR performance for the three-year period beginning on March 1, 2025 and ending on February 29, 2028. The 2025 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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

The grant date fair value of the LTIPs and the assumptions used to estimate the values are as follows:

		Number	Estimated
		of Units	Value		Dividend	Risk-Free
	Grant Date	Granted	per Unit	Volatility	Yield	Interest Rate
2020 Time-Based LTIP Unit Awards	3/1/2020	130,206	$13.05	20%	—%	1.06%
2020 Performance-Based LTIP Unit Awards (1)	3/1/2020	195,301	$13.66	20%	8.1%	0.90%
2021 Time-Based LTIP Unit Awards	3/1/2021	132,381	$12.52	78%	—%	0.08%
2021 Performance-Based LTIP Unit Awards (2)	3/1/2021	198,564	$15.91	64%	3.4%	0.30%
2022 Time-Based LTIP Unit Awards	3/1/2022	152,004	$12.33	80%	—%	1.01%
2022 Performance-Based LTIP Unit Awards (3)	3/1/2022	228,000	$18.58	66%	3.5%	1.44%
2023 Time-Based LTIP Unit Awards	3/1/2023	171,171	$11.11	37%	—%	5.11%
2023 Performance-Based LTIP Unit Awards	3/1/2023	256,757	$16.64	69%	3.5%	4.61%
2024 Time-Based LTIP Unit Awards	3/1/2024	204,909	$9.33	35%	—%	4.92%
2024 Performance-Based LTIP Unit Awards	3/1/2024	307,355	$12.42	35%	2.6%	4.32%
2025 Time-Based LTIP Unit Awards	3/1/2025	253,722	$7.44	29%	—%	4.14%
2025 Performance-Based LTIP Unit Awards	3/1/2025	380,571	$9.37	33%	3.0%	4.04%

(1) In February 2023, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 234,361 LTIP units vested.

(2) In February 2024, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 170,173 LTIP units vested.

(3) In February 2025, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 142,905 LTIP units vested.

The Company recorded $5.7 million, $5.8 million and $5.6 million in compensation expense related to the LTIP units for years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, there was $6.5 million and $6.8 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.7 years, which represents the weighted average remaining vesting period of the LTIP units.

Board of Trustee Share Compensation

For 2025, 2024 and 2023, each independent trustee was compensated $135 thousand, $135 thousand, and $120 thousand, respectively, for their services. Each trustee may elect to receive up to 100% of their compensation in the form of shares, but must receive at least 59% in the form of shares. In January 2025, 2024 and 2023, the Company issued 61,551, 43,670 and 43,378 common shares, respectively, to its independent trustees as compensation for services performed in 2024, 2023 and 2022, respectively. The quantity of shares was calculated based on the average of the closing price for the Company’s common shares on the NYSE for the last ten trading days preceding the reporting date. On January 15, 2026, the Company distributed 61,699 common shares to its independent trustees for services performed in 2025.

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

Operating Leases

The Residence Inn San Diego Gaslamp hotel property is subject to a ground lease with an expiration of January 31, 2065 with an extension option by the Company of up to three additional terms of ten years each. Monthly payments are currently $49 thousand per month and increase 10% every 5 years. The hotel is subject to supplemental rent payments annually calculated as 5% of gross revenues during the applicable lease year, minus 12 times the monthly base rent scheduled for the lease year.

The Residence Inn New Rochelle hotel is subject to an air rights lease and garage lease that each expires on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund the cost of capital repairs. Aggregate rent for 2025 under these leases amounted to $31 thousand per quarter.

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

For the year ended December 31, 2025, the Company made $1.3 million of fixed lease payments and $0.7 million of variable lease payments related to hotel ground leases, which are included in property taxes, ground rent and insurance in our consolidated statements of operations. For the year ended December 31, 2025, the Company made $0.7 million of fixed lease payments related to its corporate office lease, which are included in general and administrative expense in our consolidated statements of operations.

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

The following tables include information regarding the ROU assets and lease liabilities of the Company as of December 31, 2025 and 2024 (in thousands):

		ROU Asset	ROU Asset
	Balance Sheet Classification	as of December 31, 2025	as of December 31, 2024
Finance lease assets, net	Investment in hotel properties, net	$40,943	$42,750
Operating lease assets, net	Right of use asset, net	16,912	17,547
Total ROU asset, net		$57,855	$60,297

		Lease Liability	Lease Liability
	Balance Sheet Classification	as of December 31, 2025	as of December 31, 2024
Finance lease liability	Lease liability	$283	$285
Operating lease liability	Lease liability	19,784	20,349
Total lease liability		$20,067	$20,634

Lease Term and Discount Rate	December 31, 2025

Weighted-average remaining lease term (years)	41.84
Weighted-average discount rate	6.84%

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of December 31, 2025, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2026	$1,768
2027	1,313
2028	1,338
2029	1,338
2030	1,407
Thereafter	59,765
Total lease payments	$66,929
Less: Imputed interest	(46,862)
Present value of lease liabilities	$20,067

13.	Commitments and Contingencies

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

Management fees totaled approximately $9.9 million, $10.7 million and $10.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Incentive management fees paid to IHM for the years ended years ended December 31, 2025, 2024 and 2023 were $0.1 million, $0.2 million and $0.2 million, respectively.

As of December 31, 2025, certain key terms of the Company's management agreements are (dollars are not in thousands):

				Monthly
		Base	Monthly	Revenue	Incentive
	Management	Management	Accounting	Management	Management
Property	Company	Fee	Fee	Fee	Fee Cap
Homewood Suites by Hilton Hartford-Farmington	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Long Island Holtsville	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn White Plains	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn New Rochelle	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Garden Grove	IHM	3.0%	$1,500	$1,000	1.0%
Homewood Suites by Hilton San Antonio River Walk	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Washington DC	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Tysons Corner	IHM	3.0%	$1,200	$1,000	1.0%
Hampton Inn Portland Downtown	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Pittsburgh North Shore	IHM	3.0%	$1,500	$1,000	1.0%
Hampton Inn Exeter	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Bellevue	IHM	3.0%	$1,500	$1,000	1.0%
SpringHill Suites Savannah	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Silicon Valley I	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Silicon Valley II	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn San Mateo	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Mountain View	IHM	3.0%	$1,200	$1,000	1.0%
Hyatt Place Cherry Creek	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Addison	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn San Diego Gaslamp	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Marina del Rey	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Dedham	IHM	3.0%	$1,200	$1,000	1.0%
Residence Inn Il Lugano	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Portsmouth	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Embassy Suites Springfield	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Summerville	IHM	3.0%	$1,500	$1,000	1.0%
Courtyard Dallas	IHM	3.0%	$1,500	$1,000	1.0%
Residence Inn Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
TownePlace Suites Austin Northwest/The Domain Area	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Woodland Hills	IHM	3.0%	$1,500	$1,000	1.0%
Hilton Garden Inn Destin Miramar Beach	IHM	3.0%	$1,500	$1,000	1.0%
Home2 Suites Phoenix Downtown	IHM	3.0%	$1,500	$1,000	1.0%

Franchise Agreements

The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing/program fees totaled approximately $23.6 million, $25.4 million and $24.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The initial terms of the agreements range from 10 to 30 years with the weighted-average expiration being  September 2036.

As of December 31, 2025, certain key terms of the Company's franchise agreements are:

	Franchise/	Marketing/
Property	Royalty Fee	Program Fee	Expiration
Homewood Suites by Hilton Hartford-Farmington	4.0%	4.0%	2039
Residence Inn Long Island Holtsville	6.0%	2.5%	2026
Residence Inn White Plains	5.5%	2.5%	2030
Residence Inn New Rochelle	5.5%	2.5%	2030
Residence Inn Garden Grove	5.0%	2.5%	2031
Homewood Suites by Hilton San Antonio River Walk	4.0%	3.5%	2041
Residence Inn Washington DC	5.5%	2.5%	2033
Residence Inn Tysons Corner	5.0%	2.5%	2031
Hampton Inn Portland Downtown	6.0%	4.0%	2032
Hyatt Place Pittsburgh North Shore	5.0%	3.5%	2030
Hampton Inn Exeter	6.0%	4.0%	2031
Residence Inn Bellevue	5.5%	2.5%	2033
SpringHill Suites Savannah	5.0%	2.5%	2033
Residence Inn Silicon Valley I	5.5%	2.5%	2029
Residence Inn Silicon Valley II	5.5%	2.5%	2029
Residence Inn San Mateo	5.5%	2.5%	2029
Residence Inn Mountain View	5.5%	2.5%	2029
Hyatt Place Cherry Creek	5.0%	3.5%	2034
Courtyard Addison	5.5%	2.0%	2029
Residence Inn San Diego Gaslamp	6.0%	2.5%	2035
Hilton Garden Inn Marina del Rey	5.5%	4.3%	2030
Residence Inn Dedham	6.0%	2.5%	2030
Residence Inn Il Lugano	6.0%	2.5%	2045
Hilton Garden Inn Portsmouth	5.5%	4.0%	2037
Courtyard Summerville	6.0%	2.5%	2037
Embassy Suites Springfield	5.5%	4.0%	2037
Residence Inn Summerville	6.0%	2.5%	2038
Courtyard Dallas	6.0%	2.0%	2038
Residence Inn Austin Northwest/The Domain Area	6.0%	2.5%	2036
TownePlace Suites Austin Northwest/The Domain Area	5.5%	2.0%	2041
Home2 Suites Woodland Hills	5.0%	3.0%	2040
Hilton Garden Inn Destin Miramar Beach	5.5%	4.0%	2042
Home2 Suites Phoenix Downtown	4.0%	3.5%	2044

14.	Related Party Transactions

As of December 31, 2025, Mr. Fisher owns 100% of IHM. As of December 31, 2025, the Company had hotel management agreements with IHM to manage all 33 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the years ended December 31, 2025, 2024 and 2023 were $9.9 million, $10.7 million and $10.6 million, respectively. At December 31, 2025 and 2024, the amounts due to IHM were $0.2 million and $0.5 million, respectively. Incentive management fees paid to IHM by the Company for the years ended December 31, 2025, 2024 and 2023 were $0.1 million, $0.2 million and $0.2 million, respectively.

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

The following table includes revenue, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to Net income (in thousands):

	For the year ended
	December 31,
	2025	2024	2023
Revenue:
Room	$269,206	$290,290	$284,999
Food and beverage	6,894	7,737	8,124
Other	17,897	18,077	16,703
Total hotel property level revenue (1)	293,997	316,104	309,826
Expenses:
Room	59,752	65,311	61,794
Food and beverage	5,517	6,218	6,352
Telephone	1,172	1,360	1,439
Other hotel operating	4,487	4,127	3,712
General and administrative	27,010	28,826	28,884
Franchise and marketing fees	23,620	25,355	24,897
Advertising and promotions	6,804	6,229	6,085
Utilities	12,372	13,161	13,007
Repairs and maintenance	15,272	16,516	15,837
Management fees paid to related parties	9,895	10,733	10,557
Insurance	3,272	3,340	2,822
Property taxes, ground rent and insurance	21,952	23,709	23,507
Total hotel property level expenses	191,125	204,885	198,893

Adjusted Hotel EBITDA	$102,872	$111,219	$110,933

Reconciliation of Adjusted Hotel EBITDA to Net income
Interest expense, including amortization of deferred fees	(25,659)	(30,880)	(27,128)
Depreciation and amortization	(59,749)	(60,741)	(58,254)
Corporate general and administrative	(16,589)	(18,388)	(17,517)
Other charges	(27)	(327)	(2,300)
Impairment loss	—	(4,256)	(4,266)
Loss on early extinguishment of debt	(174)	(17)	(696)
Interest and other income	270	1,712	1,534
Gain on sale of hotel properties	14,369	5,713	18
Gain from partial lease termination	—	—	164

Net income	$15,313	$4,035	$2,488

(1) The difference between total hotel property level revenue and total revenue on the consolidated statements of operations is due to reimbursable costs from related parties of $1.1 million, $1.1 million, and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

16.	Subsequent Events

In January and February 2026, the Company repurchased 517,254 common shares at a weighted-average price per share of $6.99 under its Share Repurchase Program for an aggregate purchase price of approximately $3.6 million.

CHATHAM LODGING TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

(in thousands)

			Initial Cost				Gross Amount at End of Year
						Cost Cap. Sub.
	Year of			Buildings &	Cost Cap. Sub.	To Acq. Bldg &		Buildings &		Buildings &	Accumulated	Year of Original	Depreciation
Description	Acquisition	Encumbrances	Land	Improvements	To Acq. Land	Improvements	Land	Improvements	Total	Improvements	Depreciation	Construction	Life

Homewood Suites Hartford - Farmington, CT	2010	—	1,325	9,375	92	4,435	1,417	13,810	15,227	13,810	6,076	1999	(1)
Residence Inn Holtsville - Holtsville, NY	2010	—	2,200	18,765	27	2,875	2,227	21,640	23,867	21,640	8,210	2004	(1)
Residence Inn White Plains - White Plains, NY	2010	—	2,200	17,677	—	13,266	2,200	30,943	33,143	30,943	13,393	1982	(1)
Residence Inn New Rochelle - New Rochelle, NY	2010	—	—	20,281	9	6,351	9	26,632	26,641	26,632	10,726	2000	(1)
Residence Inn Garden Grove - Garden Grove, CA	2011	—	7,109	35,484	57	5,123	7,166	40,607	47,773	40,607	15,271	2003	(1)
Homewood Suites San Antonio - San Antonio, TX	2011	—	5,999	24,764	10	10,602	6,009	35,366	41,375	35,366	13,410	1996	(1)
Residence Inn Washington DC - Washington, DC	2011	—	6,083	22,063	16	9,975	6,099	32,038	38,137	32,038	13,183	1974	(1)
Residence Inn Tyson's Corner - Vienna, VA	2011	—	5,752	28,917	6	3,033	5,758	31,950	37,708	31,950	12,047	2001	(1)
Hampton Inn Portland Downtown - Portland, ME	2012	—	4,315	22,664	5	1,587	4,320	24,251	28,571	24,251	7,916	2011	(1)
Hyatt Place Pittsburgh - Pittsburgh, PA	2013	23,300	3,000	35,576	15	1,969	3,015	37,545	40,560	37,545	12,108	2011	(1)
Hampton Inn & Suites Exeter - Exeter, NH	2013	15,000	1,900	12,350	4	1,567	1,904	13,917	15,821	13,917	4,288	2010	(1)
Residence Inn Bellevue - Bellevue, WA	2013	—	13,800	56,957	—	6,667	13,800	63,624	77,424	63,624	18,955	2008	(1)
SpringHill Suites Savannah - Savannah, GA	2013	22,000	2,400	36,050	1	3,767	2,401	39,817	42,218	39,817	12,077	2009	(1)
Residence Inn Silicon Valley I - Sunnyvale, CA	2014	—	42,652	45,846	72	6,773	42,724	52,619	95,343	52,619	38,559	1983	(1)
Residence Inn Silicon Valley II - Sunnyvale, CA	2014	—	46,474	50,380	56	8,032	46,530	58,412	104,942	58,412	42,477	1985	(1)
Residence Inn San Mateo - San Mateo, CA	2014	—	38,420	31,352	123	5,769	38,543	37,121	75,664	37,121	26,813	1985	(1)
Residence Inn Mt. View - Mountain View, CA	2014	—	22,019	31,813	29	10,832	22,048	42,645	64,693	42,645	30,680	1985	(1)
Hyatt Place Cherry Creek - Cherry Creek, CO	2014	—	3,700	26,300	—	4,749	3,700	31,049	34,749	31,049	8,962	1987	(1)
Courtyard Addison - Dallas, TX	2014	—	2,413	21,554	42	4,813	2,455	26,367	28,822	26,367	7,925	2000	(1)
Residence Inn Gaslamp - San Diego, CA	2015	—	—	89,040	10	2,199	10	91,239	91,249	91,239	25,474	2009	(1)
Hilton Garden Inn - Marina del Rey, CA	2015	—	—	43,210	5	3,318	5	46,528	46,533	46,528	12,015	2013	(1)
Residence Inn - Dedham, MA	2015	—	4,230	17,304	—	3,245	4,230	20,549	24,779	20,549	5,677	1998	(1)
Residence Inn - Ft. Lauderdale, FL	2015	—	9,200	24,048	14	2,907	9,214	26,955	36,169	26,955	7,443	2008	(1)
Home2 Suites - Woodland Hills, CA	2017	—	6,500	—	128	56,732	6,628	56,732	63,360	56,732	17,280	2022	(1)
Hilton Garden Inn - Portsmouth, NH	2017	—	3,600	37,630	—	5,278	3,600	42,908	46,508	42,908	8,266	2006	(1)
Courtyard - Summerville, SC	2017	9,000	2,500	16,923	7	1,211	2,507	18,134	20,641	18,134	3,749	2014	(1)
Embassy Suites - Springfield, VA	2017	—	7,700	58,807	—	2,665	7,700	61,472	69,172	61,472	12,345	2013	(1)

- continued -

			Initial Cost				Gross Amount at End of Year
						Cost Cap. Sub.
	Year of			Buildings &	Cost Cap. Sub.	To Acq. Bldg &		Buildings &		Buildings &	Accumulated	Year of Original	Depreciation
Description	Acquisition	Encumbrances	Land	Improvements	To Acq. Land	Improvements	Land	Improvements	Total	Improvements	Depreciation	Construction	Life
Residence Inn - Summerville, SC	2018	9,500	2,300	17,060	11	344	2,311	17,404	19,715	17,404	3,276	2018	(1)
Courtyard Dallas Downtown - Dallas, TX	2018	24,500	2,900	42,760	—	267	2,900	43,027	45,927	43,027	7,616	2018	(1)
Silicon Valley III - Sunnyvale, CA	2018	—	8,171	—	—	—	8,171	—	8,171	—	—
Residence Inn Austin Northwest/The Domain Area - Austin, TX	2021	20,850	2,400	33,346	—	349	2,400	33,695	36,095	33,695	3,747	2016	(1)
TownePlace Suites Austin Northwest/The Domain Area - Austin, TX	2021	19,075	2,300	29,347	5	139	2,305	29,486	31,791	29,486	3,253	2021	(1)
Hilton Garden Inn Destin - Miramar Beach, FL	2022	—	4,222	25,246	18	193	4,240	25,439	29,679	25,439	2,457	2020	(1)

Grand Total(s)			$267,784	$982,889	$762	$191,032	$268,546	$1,173,921	$1,442,467	$1,173,921	$415,674

(1) Depreciation is computed based upon the following estimated useful lives:

Years
Building	40
Land improvements	20
Building improvements	5 - 20

- continued -

Notes:

(a) The change in total cost of real estate assets for the year ended is as follows:

	2025	2024	2023
Balance at the beginning of the year	$1,512,612	$1,564,433	$1,556,453
Acquisitions	—	—	—
Dispositions	(87,014)	(62,647)	—
Impairment of depreciable assets	—	(4,256)	(4,266)
Improvements	16,869	15,082	12,246
Balance at the end of the year	$1,442,467	$1,512,612	$1,564,433
Finance lease assets at the end of the year	39,518	40,240	—
Total investment in real estate	$1,481,985	$1,552,852	$1,564,433

(b) The change in accumulated depreciation and amortization of real estate assets for the year ended is as follows:

	2025	2024	2023
Balance at the beginning of the year	$401,532	$376,323	$328,832
Depreciation expense	42,095	46,588	47,491
Accumulated depreciation on dispositions	(27,953)	(21,379)	—
Accumulated depreciation at the end of the year	$415,674	$401,532	$376,323
Accumulated amortization of finance leases at the end of the year	927	596	—
Total accumulated depreciation and amortization	$416,601	$402,128	$376,323

(c) The aggregate cost of properties for federal income tax purposes (in thousands) is approximately $1,482,197 as of December 31, 2025.