Form 10-Q
period 2026-03-31
Chatham Lodging Trust
filed 2026-05-07
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2026
Common Shares of Beneficial Interest, $0.01 par value per share	46,681,220

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets:
Investment in hotel properties, net	$1,189,314	$1,106,890
Cash and cash equivalents	13,691	24,435
Restricted cash	5,622	8,203
Right of use asset, net	16,746	16,912
Hotel receivables (net of allowance for doubtful accounts of $291 and $261, respectively)	2,802	2,831
Deferred costs, net	7,054	7,384
Prepaid expenses and other assets	8,045	3,726
Total assets	$1,243,274	$1,170,381
Liabilities and Equity:
Mortgage debt, net	$141,533	$141,475
Revolving credit facility	85,000	—
Unsecured term loan, net	197,582	197,438
Accounts payable and accrued expenses (including $748 and $234 due to related parties, respectively)	30,339	26,648
Lease liability	19,921	20,067
Distributions payable	7,040	6,704
Total liabilities	481,415	392,332
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,875,361 and 47,708,587 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	469	477
Additional paid-in capital	1,032,911	1,039,804
Accumulated deficit	(310,507)	(299,527)
Total shareholders’ equity	722,921	740,802
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	38,938	37,247
Total equity	761,859	778,049
Total liabilities and equity	$1,243,274	$1,170,381

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended
	March 31,
	2026	2025
Revenue:
Room	$61,203	$62,418
Food and beverage	1,602	1,659
Other	4,428	4,281
Reimbursable costs from related parties	271	277
Total revenue	67,504	68,635
Expenses:
Hotel operating expenses:
Room	14,005	14,828
Food and beverage	1,368	1,437
Telephone	344	311
Other hotel operating	1,115	1,025
General and administrative	7,051	6,911
Franchise and marketing fees	5,276	5,431
Advertising and promotions	1,668	1,607
Utilities	3,067	3,153
Repairs and maintenance	3,666	3,959
Management fees paid to related parties	2,262	2,290
Insurance	849	827
Total hotel operating expenses	40,671	41,779
Depreciation and amortization	14,778	15,032
Property taxes, ground rent and insurance	5,160	5,744
General and administrative	4,649	4,606
Other charges	455	7
Reimbursable costs from related parties	271	277
Total operating expenses	65,984	67,445
Operating income before gain on sale of hotel properties	1,520	1,190
Gain on sale of hotel properties	122	7,118
Operating income	1,642	8,308
Interest and other income	79	63
Interest expense, including amortization of deferred fees	(6,201)	(6,852)
Income before income tax expense	(4,480)	1,519
Income tax expense	(62)	—
Net (loss) income	(4,542)	1,519
Net loss attributable to noncontrolling interests	238	17
Net (loss) income attributable to Chatham Lodging Trust	(4,304)	1,536
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shareholders	$(6,291)	$(451)

Loss per common share - basic:
Net loss attributable to common shareholders (Note 10)	$(0.13)	$(0.01)
Loss per common share - diluted:
Net loss attributable to common shareholders (Note 10)	$(0.13)	$(0.01)
Weighted average number of common shares outstanding:
Basic	47,251,535	48,960,924
Diluted	47,251,535	48,960,924
Distributions declared per common share:	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

Three months ended March 31, 2025 and 2026
								Noncontrolling
					Additional		Total	Interest in
	Preferred Shares		Common Shares		Paid - In	Accumulated	Shareholders’	Operating
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Partnership	Total Equity
Balance, January 1, 2025	4,800,000	$48	48,912,293	$489	$1,046,812	$(289,130)	$758,219	$33,778	$791,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	61,551	1	562	—	563	—	563
Issuance of common shares, net of offering costs of $0	—	—	1,282	—	11	—	11	—	11
Issuance of restricted time-based shares	—	—	8,044	—	—	—	—	—	—
Repurchase of common shares	—	—	(532)	—	(5)	—	(5)	—	(5)
Amortization of share-based compensation	—	—	—	—	8	—	8	1,459	1,467
Dividends declared on common shares ($0.09 per share)	—	—	—	—	—	(4,409)	(4,409)	—	(4,409)
Distributions declared on LTIP units ($0.09 per unit)	—	—	—	—	—	—	—	(324)	(324)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	48	48
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	763	—	763	(763)	—
Net income	—	—	—	—	—	1,536	1,536	(17)	1,519
Balance, March 31, 2025	4,800,000	$48	48,982,638	$490	$1,048,151	$(293,990)	$754,699	$34,181	$788,880

Balance, January 1, 2026	4,800,000	48	47,708,587	477	1,039,804	(299,527)	740,802	37,247	778,049
Issuance of common shares pursuant to Equity Incentive Plan	—	—	61,699	1	427	—	428	—	428
Issuance of common shares, net of offering costs of $0	—	—	1,569	—	12	—	12	—	12
Issuance of restricted time-based shares	—	—	8,433	—	—	—	—	—	—
Repurchases of common shares	—	—	(904,927)	(9)	(6,639)	—	(6,648)	—	(6,648)
Amortization of share-based compensation	—	—	—	—	11	—	11	1,413	1,424
Dividends declared on common shares ($0.10 per share)	—	—	—	—	—	(4,689)	(4,689)	—	(4,689)
Distributions declared on LTIP units ($0.10 per unit)	—	—	—	—	—	—	—	(398)	(398)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	210	210
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Reallocation of noncontrolling interest	—	—	—	—	(704)	—	(704)	704	—
Net loss	—	—	—	—	—	(4,304)	(4,304)	(238)	(4,542)
Balance, March 31, 2026	4,800,000	$48	46,875,361	$469	$1,032,911	$(310,507)	$722,921	$38,938	$761,859

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(4,542)	$1,519
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of investment in hotel properties	14,725	14,981
Amortization of deferred franchise fees	53	51
Amortization of deferred financing fees included in interest expense	457	330
Gain on sale of hotel properties	(122)	(7,118)
Share-based compensation	1,531	1,607
Changes in assets and liabilities:
Right of use asset	166	154
Hotel receivables	29	(164)
Deferred costs	17	65
Prepaid expenses and other assets	(4,329)	(5,617)
Accounts payable and accrued expenses	5,497	(1,492)
Lease liability	(146)	(126)
Net cash provided by operating activities	13,336	4,190
Cash flows from investing activities:
Improvements and additions to hotel properties	(6,041)	(7,092)
Acquisition of hotel properties	(92,458)	—
Proceeds from sale of hotel properties, net	—	29,855
Net cash (used in) provided by investing activities	(98,499)	22,763
Cash flows from financing activities:
Borrowings on revolving credit facility	90,000	15,000
Repayments on revolving credit facility	(5,000)	(25,000)
Repayments of mortgage debt	—	(15,957)
Proceeds from issuance of common shares	12	11
In-substance repurchase of vested common shares	—	(5)
Repurchases of common shares	(6,648)	—
Distributions-common shares/units	(4,539)	(3,669)
Distributions-preferred shares	(1,987)	(1,987)
Net cash provided by (used in) financing activities	71,838	(31,607)
Net change in cash, cash equivalents and restricted cash	(13,325)	(4,654)
Cash, cash equivalents and restricted cash, beginning of period	32,638	29,844
Cash, cash equivalents and restricted cash, end of period	$19,313	$25,190
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,158	$6,424
Cash paid for taxes	$41	$4

Supplemental disclosure of non-cash investing and financing information (dollars in thousands):

On January 15, 2026, the Company issued 61,699 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2025. On January 15, 2025, the Company issued 61,551 common shares to its independent trustees pursuant to the Company’s Equity Incentive Plan as compensation for services performed in 2024.

As of March 31, 2026, the Company had accrued distributions payable of $7,040. As of March 31, 2025, the Company had accrued distributions payable of $6,595.

Accrued share-based compensation of $107 and $141 is included in accounts payable and accrued expenses as of March 31, 2026 and 2025, respectively.

Accrued capital improvements of $612 and $3,125 are included in accounts payable and accrued expenses as of March 31, 2026 and 2025 respectively.

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

As of March 31, 2026, the Company owned 39 hotels with an aggregate of 5,610 rooms located in 18 states and the District of Columbia.

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

The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of March 31, 2026, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

The consolidated financial statements include all of the accounts of the Company, the Operating Partnership (a variable interest entity) and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements prepared in accordance with GAAP, and the related notes thereto as of December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact adopting ASU 2024-03 will have on the Company's consolidated financial statements and disclosures.

3.	Acquisition of Hotel Properties

On March 3, 2026, the Company acquired a portfolio of six hotel properties for $92.0 million, which included the Hampton Inn & Suites Paducah ("HI Paducah"), the Homewood Suites by Hilton Paducah ("HWS Paducah"), the Homewood Suites by Hilton Joplin ("HWS Joplin"), the Home2 Suites by Hilton Joplin ("Home2 Joplin"), the Hampton Inn & Suites Effingham ("HI Effingham") and the Home2 Suites by Hilton Effingham ("Home2 Effingham") hotel properties. The Company allocated the purchase price of the hotel properties acquired based on the estimated fair values of the assets on the date of acquisition. Property acquisition costs of $0.5 million were capitalized in 2026.

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

5.	Investment in Hotel Properties

Investment in hotel properties, net

Investment in hotel properties, net as of  March 31, 2026 and  December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$277,676	$268,546
Building and improvements	1,249,600	1,174,132
Furniture, fixtures and equipment	100,486	87,528
Finance lease assets	43,841	43,840
Renovations in progress	11,301	11,718
	1,682,904	1,585,764
Less accumulated depreciation and amortization	(493,590)	(478,874)
Investment in hotel properties, net	$1,189,314	$1,106,890

6.	Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage, revolving credit facility, and unsecured term loan debt consisted of the following (dollars in thousands):

			March 31, 2026
	Interest	Maturity	Property	Balance Outstanding on Loan as of
Collateral	Rate	Date	Carrying Value	March 31, 2026	December 31, 2025
Revolving Credit Facility (1)	5.16%	September 25, 2029	$—	$85,000	$—
Unsecured Term Loan (2)	5.13%	September 25, 2029	—	200,000	200,000
Courtyard by Marriott Dallas, TX	7.61%	September 11, 2028	38,142	24,500	24,500
Hyatt Place Pittsburgh, PA	7.29%	June 11, 2029	28,577	23,300	23,300
Residence Inn by Marriott Austin, TX	7.42%	September 6, 2033	35,633	20,850	20,850
TownePlace Suites by Marriott Austin, TX	7.42%	September 6, 2033	28,594	19,075	19,075
Courtyard by Marriott Summerville, SC	7.33%	September 11, 2033	17,345	9,000	9,000
Residence Inn by Marriott Summerville, SC	7.33%	September 11, 2033	16,484	9,500	9,500
SpringHill Suites by Marriott Savannah, GA	6.70%	June 6, 2034	31,541	22,000	22,000
Hampton Inn & Suites Exeter, NH	6.70%	June 11, 2034	11,812	15,000	15,000
Total debt before unamortized debt issue costs			$208,128	$428,225	$343,225
Unamortized term loan and mortgage debt issue costs				(4,110)	(4,312)
Total debt outstanding				$424,115	$338,913

1.	The interest rate for the revolving credit facility is variable and based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.50% to 2.25% based on the Company's leverage.

2.	The interest rate for the unsecured term loan is variable and based on one-month term SOFR plus a spread of 1.45% to 2.20% based on the Company's leverage.

At March 31, 2026 and December 31, 2025, the Company had $285.0 million and $200.0 million, respectively, of outstanding borrowings under its revolving credit facility and unsecured term loan. At March 31, 2026, the aggregate maximum remaining borrowing availability under the Credit Facility was $215.0 million.

During the three months ended March 31, 2026, the Company had net borrowings of $85.0 million under its revolving credit facility. During the three months ended March 31, 2025, the Company repaid the maturing mortgage loan of $16.0 million on the Hampton Inn Houston hotel property.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of  March 31, 2026 and  December 31, 2025 was $149.3 million and $154.0 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of March 31, 2026, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of  March 31, 2026 and  December 31, 2025 was $285.0 million and $200.0 million, respectively.

Future scheduled principal payments of debt obligations as of March 31, 2026, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2026 (remaining nine months)	$—
2027	—
2028	24,590
2029	308,681
2030	410
Thereafter	94,544
Total debt before unamortized debt issue costs	$428,225
Unamortized term loan and mortgage debt issue costs	(4,110)
Total debt outstanding	$424,115

7.	Income Taxes

Income tax expense was $0.1 million and zero for the three months ended March 31, 2026 and 2025, respectively.

The Company’s TRS is subject to federal and state income taxes. As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. The Company's TRS continues to have cumulative three-year taxable losses. As of March 31, 2026, the Company's TRS continues to recognize a full valuation allowance equal to 100% of the net deferred tax assets. Management will continue to monitor the need for a valuation allowance.

8.	Dividends Declared and Paid

Common Dividends

The Company declared total dividends on common shares of $ 0.10 per share and distributions on LTIP units of $ 0.10 per unit for the three months ended March 31, 2026. The Company declared total dividends on common shares of $ 0.09 per share and distributions on LTIP units of $ 0.09 per unit for the three months ended March 31, 2025. The dividends on common shares and distributions on LTIP units were as follows:

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/31/2026	4/15/2026	$0.10	$0.10

Total 2026			$0.10	$0.10

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/31/2025	4/15/2025	$0.09	$0.09

Total 2025			$0.09	$0.09

Preferred Dividends

During the three months ended March 31, 2026 and 2025, the Company declared total dividends of $0.41406 and $0.41406, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends were as follows:

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/31/2026	4/15/2026	$0.41406

Total 2026			$0.41406

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/31/2025	4/15/2025	$0.41406

Total 2025			$0.41406

9.	Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of March 31, 2026, 46,875,361 common shares were outstanding.

In January 2021, the Company established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, the Company may publicly offer and sell its common shares having an aggregate offering price of up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, there was approximately $77.5 million of common shares available for issuance under the ATM Program.

In December 2017, the Company established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which was renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2026, the Company issued 1,569 common shares under the DRSPP at a weighted-average price per share of $7.38, which generated $12 thousand of proceeds. As of March 31, 2026, there was approximately $49.9 million of common shares available for issuance under the DRSPP.

In May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of common shares of the Company. Under the Share Repurchase Program, the Company has the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as the Company deems appropriate. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased 904,927 common shares at a weighted-average price per share of $7.35 for an aggregate purchase price, including commissions, of approximately $6.6 million. As of March 31, 2026, there was approximately $9.4 million of common shares available for repurchase under the Share Repurchase Program.

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.

On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears. The Company may not redeem the Series A Preferred Shares before June 30, 2026 except in limited circumstances to preserve the Company's status as a REIT for federal income tax purposes and upon the occurrence of a change of control. On and after June 30, 2026, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of March 31, 2026, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended March 31, 2026, the Company paid preferred share dividends of $2.0 million.

Operating Partnership Units

Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of March 31, 2026, there were 2,399,044 vested LTIP units held by current and former employees.

10.	Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended March 31, 2026 and 2025, the Company excluded 1,033,071 and 881,780, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to common shareholders	$(6,291)	$(451)
Dividends on unvested shares and units	(62)	(49)
Net loss attributable to common shareholders excluding amounts attributable to unvested shares and units	$(6,353)	$(500)
Denominator:
Weighted average number of common shares - basic	47,251,535	48,960,924
Unvested shares and units	—	—
Weighted average number of common shares - diluted	47,251,535	48,960,924
Basic loss per common share:
Net loss attributable to common shareholders per weighted average basic common share	$(0.13)	$(0.01)
Diluted loss per common share:
Net loss attributable to common shareholders per weighted average diluted common share	$(0.13)	$(0.01)

11.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 6, 2025 to increase the maximum number of shares available under the plan by 2,150,000 shares and to increase the individual grant limit with respect to performance units. The plan has a 10-year term that expires on March 22, 2032. Share awards under the plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based units, for which 10% of dividends on unvested performance-based units are paid and the remaining 90% of dividends are accrued and not paid until those units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2026 and 2025, the Company issued 61,699 and 61,551 common shares, respectively, to its independent trustees as compensation for services performed in 2025 and 2024, respectively. As of March 31, 2026, there were 1,788,449 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards

From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.

A summary of the Company’s restricted share awards for the three months ended March 31, 2026 and the year ended  December 31, 2025 is as follows:

	For the three months ended		For the year ended
	March 31, 2026		December 31, 2025
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Non-vested at beginning of the period	10,825	$8.78	4,581	$10.91
Granted	8,433	7.71	8,044	8.08
Vested	(4,482)	9.30	(1,800)	11.11
Non-vested at end of the period	14,776	$8.01	10,825	$8.78

As of  March 31, 2026 and December 31, 2025, there were $114 thousand and $60 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of March 31, 2026, these costs were expected to be recognized over a weighted-average period of approximately 2.4 years. For the three months ended March 31, 2026 and 2025, the Company recognized approximately $11 thousand and $7 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the three months ended March 31, 2026 and the year ended  December 31, 2025 is as follows:

	For the three months ended		For the year ended
	March 31, 2026		December 31, 2025
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Units	Date Fair Value	of Units	Date Fair Value
Non-vested at beginning of the period	1,377,563	$11.08	1,139,564	$13.88
Granted	664,724	8.30	634,293	8.60
Vested	(207,534)	9.04	(315,563)	14.31
Forfeited	(251,843)	16.64	(80,731)	18.58
Non-vested at end of the period	1,582,910	$9.30	1,377,563	$11.08

Time-Based LTIP Awards

On March 1, 2026, the Company’s Operating Partnership, upon the recommendation of the Compensation Committee, granted 265,890 time-based LTIP unit awards (the “2026 Time-Based LTIP Unit Award”). The grants were made pursuant to award agreements that provide for time-based vesting (the "LTIP Unit Time-Based Vesting Agreement").

Time-based LTIP unit awards will vest ratably provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Prior to vesting, a holder is entitled to receive distributions on the LTIP units that comprise the 2026 Time-Based LTIP Unit Awards and the prior year LTIP unit awards set forth in the table above.

Performance-Based LTIP Awards

On March 1, 2026, the Company's Operating Partnership, upon the recommendation of the Compensation Committee, also granted 398,834 performance-based LTIP unit awards (the "2026 Performance-Based LTIP Unit Awards"). The grants were made pursuant to award agreements that have market-based vesting conditions. The Performance-Based LTIP Unit Awards are comprised of Class A Performance LTIP Units that will vest only if and to the extent that (i) the Company achieves certain long-term market-based total shareholder return ("TSR") criteria established by the Compensation Committee and (ii) the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, termination without cause or resignation with good reason, or in the event of a change of control of the Company. Compensation expense is based on an estimated value of $9.12 per 2026 Performance-Based LTIP Unit Award, which takes into account that the number of units that ultimately may vest will depend on the achievement of long-term market-based TSR criteria. The 2026 Performance-Based LTIP Unit Awards have an absolute negative TSR modifier which may reduce payout percentages if the absolute TSR over the measurement period is negative.

The 2026 Performance-Based LTIP Unit Awards may be earned based on the Company’s relative TSR performance for the three-year period beginning on March 1, 2026 and ending on February 28, 2029. The 2026 Performance-Based LTIP Unit Awards, if earned, will be paid out between 50% and 200% of target value as follows:

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

The grant date fair values of the LTIPs and the assumptions used to estimate the values are as follows:

		Number of	Estimated Value		Dividend	Risk Free
	Grant Date	Units Granted	Per Unit	Volatility	Yield	Interest Rate
2022 Time-Based LTIP Unit Awards	3/1/2022	152,004	$12.33	80%	—%	1.01%
2022 Performance-Based LTIP Unit Awards (1)	3/1/2022	228,000	$18.58	66%	3.5%	1.44%
2023 Time-Based LTIP Unit Awards	3/1/2023	171,171	$11.11	37%	—%	5.11%
2023 Performance-Based LTIP Unit Awards (2)	3/1/2023	256,757	$16.64	69%	3.5%	4.61%
2024 Time-Based LTIP Unit Awards	3/1/2024	204,909	$9.33	35%	—%	4.92%
2024 Performance-Based LTIP Unit Awards	3/1/2024	307,355	$12.42	35%	2.6%	4.32%
2025 Time-Based LTIP Unit Awards	3/1/2025	253,722	$7.44	29%	—%	4.14%
2025 Performance-Based LTIP Unit Awards	3/1/2025	380,571	$9.37	33%	3.0%	4.04%
2026 Time-Based LTIP Unit Awards	3/1/2026	265,890	$7.08	30%	—%	3.53%
2026 Performance-Based LTIP Unit Awards	3/1/2026	398,834	$9.12	30%	3.9%	3.43%

(1) In February 2025, following the end of the measurement period, the Company’s TSR met certain criteria and based on the Company’s TSR over the measurement period, 142,905 LTIP units vested.

(2) In February 2026, following the end of the measurement period, the Company’s TSR did not meet certain criteria and based on the Company’s TSR over the measurement period, zero LTIP units vested.

The Company recorded $1.4 million and $1.5 million in compensation expense related to the LTIP units for the three months ended March 31, 2026 and 2025, respectively. As of  March 31, 2026 and December 31, 2025, there was $10.6 million and $6.5 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 2.3 years, which represents the weighted-average remaining vesting period of the LTIP units.

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

The Residence Inn New Rochelle hotel property is subject to an air rights lease and garage lease that each expire on December 1, 2104. The lease agreements with the City of New Rochelle cover the space above the parking garage that is occupied by the hotel as well as 128 parking spaces in a parking garage that is attached to the hotel. The annual base rent for the garage lease is the hotel’s proportionate share of the city’s adopted budget for the operations, management and maintenance of the garage and established reserves to fund for the cost of capital repairs. Aggregate rent for 2026 is approximately $33 thousand per quarter.

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

For the three months ended March 31, 2026, the Company made $0.3 million of fixed lease payments and $0.2 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the three months ended March 31, 2026, the Company made $0.2 million of fixed lease payments related to its corporate office lease, which is included in general and administrative expense in our consolidated statement of operations.

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

The following table includes information regarding the ROU assets and lease liabilities of the Company as of  March 31, 2026 and  December 31, 2025 (in thousands):

		ROU Asset	ROU Asset
	Balance Sheet Classification	as of March 31, 2026	as of December 31, 2025
Finance lease assets, net	Investment in hotel properties, net	$40,491	$40,943
Operating lease assets, net	Right of use asset, net	16,746	16,912
Total ROU asset, net		$57,237	$57,855

		Lease Liability	Lease Liability
	Balance Sheet Classification	as of March 31, 2026	as of December 31, 2025
Finance lease liability	Lease liability	$290	$283
Operating lease liability	Lease liability	19,631	19,784
Total lease liability		$19,921	$20,067

Lease Term and Discount Rate	March 31, 2026
Weighted-average remaining lease term (years)	41.92
Weighted-average discount rate	6.83%

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of March 31, 2026, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2026 (remaining nine months)	$1,280
2027	1,313
2028	1,338
2029	1,338
2030	1,407
Thereafter	59,765
Total lease payments	$66,441
Less: Imputed interest	(46,520)
Present value of lease liabilities	$19,921

13.	Commitments and Contingencies

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

Management fees totaled approximately $2.3 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

Franchise Agreements

The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $5.3 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively. The initial term of the agreements range from 10 to 30 years with the weighted-average expiration being June 2038.

14.	Related Party Transactions

As of March 31, 2026, Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, owns 100% of IHM. As of March 31, 2026, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended  March 31, 2026 and 2025 were $2.3 million and $2.3 million, respectively. At  March 31, 2026 and December 31, 2025, the amounts due to IHM were $0.7 million and $0.2 million, respectively.

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

The following table includes revenue, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to Net income (loss) (in thousands):

	For the three months ended
	March 31,
	2026	2025
Revenue:
Room	$61,203	$62,418
Food and beverage	1,602	1,659
Other	4,428	4,281
Total hotel property level revenue (1)	67,233	68,358
Expenses:
Room	14,005	14,828
Food and beverage	1,368	1,437
Telephone	344	311
Other hotel operating	1,115	1,025
General and administrative	7,051	6,911
Franchise and marketing fees	5,276	5,431
Advertising and promotions	1,668	1,607
Utilities	3,067	3,153
Repairs and maintenance	3,666	3,959
Management fees paid to related parties	2,262	2,290
Insurance	849	827
Property taxes, ground rent and insurance	5,160	5,744
Total hotel property level expenses	45,831	47,523

Adjusted Hotel EBITDA	$21,402	$20,835

Reconciliation of Adjusted Hotel EBITDA to Net (loss) income
Interest expense, including amortization of deferred fees	(6,201)	(6,852)
Depreciation and amortization	(14,778)	(15,032)
Corporate general and administrative	(4,649)	(4,606)
Other charges	(455)	(7)
Income tax expense	(62)	-
Interest and other income	79	63
Gain on sale of hotel properties	122	7,118

Net (loss) income	$(4,542)	$1,519

(1) The difference between total hotel property level revenue and total revenue on the consolidated statements of operations is due to reimbursable costs from related parties of $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

16.         Subsequent Events

In April 2026, the Company repurchased 195,000 common shares at a weighted-average price per share of $8.34 under its Share Repurchase Program for an aggregate purchase price of approximately $1.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. In this report, we use the terms “the Company,” “we” or “our” to refer to Chatham Lodging Trust and its consolidated subsidiaries, unless the context indicates otherwise.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “will,” “could” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. Some factors that might cause such a difference include the following: local, national and global economic conditions, uncertainty surrounding the financial stability of the United States, Europe and China, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, a potential recessionary environment, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics like COVID-19, epidemics or other public health emergencies or fear of such events, the impact of and changes to various government programs, and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At March 31, 2026, our leverage ratio was 24.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. As of March 31, 2026, we have total debt of $428.2 million at a weighted-average interest rate of approximately 5.84%.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR increased 3.8% for the three months ended March 31, 2026, with RevPAR up 0.4% in January 2026, up 4.3% in February 2026 and up 5.9% in March 2026. We expect that during the remainder of 2026, lodging industry RevPAR will continue to increase modestly.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

Results of operations for the three months ended March 31, 2026 include the operating activities of the hotels we owned during the period. We sold one hotel located in Brentwood, TN on January 30, 2025, sold one hotel located in Houston, TX on March 17, 2025, sold one hotel located in Houston, TX on April 22, 2025, and sold one hotel located in Billerica, MA on December 23, 2025. We acquired a portfolio of six hotels on March 3, 2026, which were located in Paducah, KY, Joplin, MO, and Effingham, IL. The changes in results described below were driven primarily by an increase in RevPAR, the sales of four hotels, the acquisition of six hotels and inflationary cost pressures.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025	% Change
Room	$61,203	$62,418	(1.9)%
Food and beverage	1,602	1,659	(3.4)%
Other	4,428	4,281	3.4%
Reimbursable costs from related parties	271	277	(2.2)%
Total revenue	$67,504	$68,635	(1.6)%

Total revenue was $67.5 million for the three months ended March 31, 2026, down $1.1 million compared to total revenue of $68.6 million for the corresponding 2025 period. The decrease in total revenue primarily was related to the four sold hotels in 2025, which contributed zero revenue during the three months ended March 31, 2026, down $4.1 million from the $4.1 million that the sold hotels contributed for the corresponding 2025 period. The decrease was partially offset by the 1.0% increase in same property RevPAR and the acquisition of six hotels in 2026, which contributed $2.2 million of revenue during the three months ended March 31, 2026, up $2.2 million from the corresponding 2025 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 90.7% and 90.9% of total revenue for the three months ended March 31, 2026 and 2025, respectively.

Food and beverage revenue was $1.6 million for the three months ended March 31, 2026, down $0.1 million compared to $1.7 million for the corresponding 2025 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $4.4 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively.

Reimbursable costs from related parties were $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR and RevPAR reflect results for the hotels owned by us as of March 31, 2026 that have been in operation for a full year regardless of our ownership during the period presented, which is a non-GAAP financial measure. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended March 31,
	2026		2025		% Change
	Same Property	Actual	Same Property	Actual	Same Property	Actual
	(39 hotels)	(39 hotels)	(39 hotels)	(37 hotels)	(39 hotels)	(39/37 hotels)
Occupancy	72.5%	72.8%	72.4%	72.1%	0.1%	1.0%
ADR	$176.87	$179.23	$175.47	$175.06	0.8%	2.4%
RevPAR	$128.23	$130.50	$126.98	$126.24	1.0%	3.4%

For the three months ended March 31, 2026 same property RevPAR increased 1.0% due to an increase in occupancy of 0.1% and an increase in ADR of 0.8%. Same property RevPAR decreased 5.1% in January 2026, increased 1.5% in February 2026 and increased 5.3% in March 2026. Same property RevPAR was $102.79 in January 2026, $132.81 in February 2026 and $149.53 in March 2026.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025	% Change
Hotel operating expenses:
Room	$14,005	$14,828	(5.6)%
Food and beverage	1,368	1,437	(4.8)%
Telephone	344	311	10.6%
Other hotel operating	1,115	1,025	8.8%
General and administrative	7,051	6,911	2.0%
Franchise and marketing fees	5,276	5,431	(2.9)%
Advertising and promotions	1,668	1,607	3.8%
Utilities	3,067	3,153	(2.7)%
Repairs and maintenance	3,666	3,959	(7.4)%
Management fees	2,262	2,290	(1.2)%
Insurance	849	827	2.7%
Total hotel operating expenses	$40,671	$41,779	(2.7)%

Hotel operating expenses decreased $1.1 million, or 2.7%, to $40.7 million for the three months ended March 31, 2026 from $41.8 million for the three months ended March 31, 2025. The four sold hotels contributed zero in operating expenses for the three months ended March 31, 2026, down $2.9 million from the $2.9 million that the sold hotels contributed for the corresponding 2025 period. This was partially offset by the acquisition of six hotels in 2026, which contributed $1.1 million in operating expenses during the three months ended March 31, 2026, up $1.1 million from the corresponding 2025 period, and the impact of inflation.

Room expenses, which are the most significant component of hotel operating expenses, decreased $0.8 million from $14.8 million for the three months ended March 31, 2025 to $14.0 million for the three months ended March 31, 2026. The decrease in room expenses was related primarily to the decrease in costs from the sales of four hotels, partially offset by the increase in costs from the acquisition of six hotels and the impact of inflation.

The remaining hotel operating expenses decreased $0.3 million, from $27.0 million for the three months ended March 31, 2025 to $26.7 million for the three months ended March 31, 2026.

Depreciation and Amortization

Depreciation and amortization expense was $14.8 million and $15.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily related to the sales of four hotels in 2025 partially offset by the acquisition of six hotels in 2026.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $0.5 million from $5.7 million for the three months ended March 31, 2025 to $5.2 million for the three months ended March 31, 2026. The decrease was primarily related to the sales of four hotels in 2025 and successful property tax appeals at multiple hotel properties, partially offset by the acquisition of six hotels in 2026.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of restricted stock and awards of long-term incentive plan units ("LTIP units"). These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of share-based compensation of $1.5 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively) was $3.1 million for the three months ended March 31, 2026 versus $3.0 million for the three months ended March 31, 2025.

Other Charges

Other charges increased from $7 thousand for the three months ended March 31, 2025 to $0.5 million for the three months ended March 31, 2026 due to additional audit fees related to the acquisition of six hotels in 2026.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Gain on Sale of Hotel Properties

Gain on sale of hotel properties decreased $7.0 million to $0.1 million for the three months ended March 31, 2026 compared to $7.1 million for the three months ended March 31, 2025. The HWS Brentwood hotel property was sold on January 30, 2025, and the HI Houston hotel property was sold on March 17, 2025, which resulted in a total gain of $7.1 million in the prior period.

Interest and Other Income

Interest on cash and cash equivalents and other income was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Expense, Including Amortization of Deferred Fees

Interest expense decreased $0.7 million from $6.9 million for the three months ended March 31, 2025 to $6.2 million for the three months ended March 31, 2026 and is comprised of the following (dollars in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025	% Change
Mortgage debt interest	$2,590	$2,602	(0.5)%
Credit facility and term loan interest and unused fees	3,146	3,906	(19.5)%
Interest on finance lease liability	6	6	0.0%
Amortization of deferred financing costs	459	338	35.8%
Total	$6,201	$6,852	(9.5)%

The decrease in interest expense was due to lower floating SOFR-based interest rates during the three months ended March 31, 2026 than during the three months ended March 31, 2025.

Income Tax Expense

Income tax expense was $0.1 million and zero for the three months ended March 31, 2026 and 2025, respectively. We are subject to income taxes based on the taxable income of our TRS Lessees at a combined federal and state tax rate of approximately 25%. The Company’s TRS continues to have cumulative three-year taxable losses and recognizes a full valuation allowance equal to 100% of the gross deferred tax assets due to the uncertainty of the TRS's ability to utilize these deferred tax assets.

Net (Loss) Income

Net loss was $(4.5) million for the three months ended March 31, 2026, compared to net income of $1.5 million for the three months ended March 31, 2025. The change in net (loss) income was primarily due to the factors discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2026 and 2025 (in thousands, except share data):

	For the three months ended
	March 31,
	2026	2025
Funds From Operations (“FFO”):
Net (loss) income	$(4,542)	$1,519
Preferred dividends	(1,987)	(1,987)
Net loss attributable to common shares and common units	(6,529)	(468)
Gain on sale of hotel properties	(122)	(7,118)
Depreciation of hotel properties owned	14,272	14,466
FFO attributable to common share and unit holders	7,621	6,880
Share-based compensation	1,531	1,607
Amortization of finance lease assets	453	514
Other charges	455	7
Adjusted FFO attributable to common share and unit holders	$10,060	$9,008
Weighted average number of common shares and units
Basic	48,972,121	50,711,873
Diluted	50,005,191	51,593,653

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended
	March 31,
	2026	2025
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net (loss) income	$(4,542)	$1,519
Interest expense, including amortization of deferred fees	6,201	6,852
Income tax expense	62	—
Depreciation and amortization	14,778	15,032
EBITDA	16,499	23,403
Gain on sale of hotel properties	(122)	(7,118)
EBITDAre	16,377	16,285
Other charges	455	7
Share-based compensation	1,531	1,607
Adjusted EBITDA	$18,363	$17,899

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

The following is a presentation of, and a reconciliation of net income (loss) to, Adjusted Hotel EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

		For the three months ended
		March 31,
		2026	2025

Net (loss) income		$(4,542)	$1,519
Add:	Interest expense, including amortization of deferred fees	6,201	6,852
	Depreciation and amortization	14,778	15,032
	Corporate general and administrative	4,649	4,606
	Other charges	455	7
	Income tax expense	62	—
Less:	Interest and other income	(79)	(63)
	Gain on sale of hotel properties	(122)	(7,118)
	Adjusted Hotel EBITDA	$21,402	$20,835

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

•

Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period using Adjusted FFO and Adjusted EBITDA;

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

Cash, cash equivalents, and restricted cash totaled $19.3 million as of March 31, 2026, a decrease of $13.3 million from December 31, 2025, primarily due to net cash provided by operating activities of $13.3 million, net cash used in investing activities of $(98.5) million, and net cash provided by financing activities of $71.8 million.

Cash from Operations

Net cash flows provided by operating activities increased $9.1 million to $13.3 million during the three months ended March 31, 2026 compared to $4.2 million during the three months ended March 31, 2025. The increase in cash from operating activities was primarily due to improving revenue from our hotels which generated same property RevPAR growth of 1.0% during the three months ended March 31, 2026, the acquisition of six hotels in 2026 and an increase in accounts payable and accrued expenses, partially offset by the sale of four hotels in 2025.

Investing Activities Cash Flows

Net cash flows used in investing activities increased $121.3 million to $98.5 million during the three months ended March 31, 2026 compared to net cash flows provided by investing activities of $22.8 million during the three months ended March 31, 2025. For the three months ended March 31, 2026, net cash flows used in investing activities of $98.5 million consisted of $6.0 million related to capital improvements on our hotels and $92.5 million related to the acquisition of six hotels. For the three months ended March 31, 2025, net cash flows provided by investing activities of $22.8 million consisted of $29.9 million in net proceeds related to the sales of two hotels, partially offset by $7.1 million related to capital improvements on our hotels.

We expect to invest approximately $20.5 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2026, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows provided by (used in) financing activities increased $103.4 million to $71.8 million during the three months ended March 31, 2026 compared to $(31.6) million during the three months ended March 31, 2025. For the three months ended March 31, 2026, net cash flows provided by financing activities of $71.8 million were comprised of net borrowings on our revolving credit facility of $85.0 million, repurchases of common shares of $6.6 million, distributions to common share and LTIP unit holders of $4.5 million and distributions on preferred shares of $2.0 million. For the three months ended March 31, 2025, net cash flows used in financing activities of $(31.6) million were comprised of the repayment of mortgage debt of $16.0 million, net repayments on our revolving credit facility of $10.0 million, distributions to common share and LTIP unit holders of $3.7 million and distributions on preferred shares of $2.0 million.

We declared total dividends of $0.10 and $0.09 per common share and LTIP unit for the three months ended March 31, 2026 and 2025, respectively. We declared total dividends of $0.41406 and $0.41406 per Series A preferred share for the three months ended March 31, 2026 and 2025, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•

At March 31, 2026, we had total debt principal and interest obligations of $542.2 million with $25.0 million of principal and interest payable within the next 12 months from March 31, 2026. The Company has no debt principal obligations payable during the next 12 months. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and unsecured term loan.

•

Lease payments due within the next 12 months from March 31, 2026 total $1.9 million. See Note 12, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

Liquidity and Capital Resources

At March 31, 2026, our leverage ratio was approximately 24.6% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. At March 31, 2026, we had total debt of $428.2 million at an average interest rate of approximately 5.84%.

At March 31, 2026 and December 31, 2025, we had $85.0 million and zero, respectively, in outstanding borrowings under our $300.0 million revolving credit facility. We had $200.0 million and $200.0 million in outstanding borrowings under our unsecured term loan at March 31, 2026 and December 31, 2025, respectively.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum unsecured leverage ratio, a minimum fixed charge coverage ratio, a minimum unsecured interest coverage ratio, and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at March 31, 2026.

In December 2017, we established a $50.0 million dividend reinvestment and stock purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended March 31, 2026, the Company issued 1,569 common shares under the DRSPP at a weighted-average price per share of $7.38, which generated $12 thousand of proceeds. As of March 31, 2026, there was approximately $49.9 million of common shares available for issuance under the DRSPP.

In January 2021, we established an "at-the-market" equity offering program (the "ATM Program") whereby, from time to time, we may publicly offer and sell our common shares having an aggregate maximum offering price up to $100.0 million by means of ordinary brokers transactions on the New York Stock Exchange (the "NYSE"), in negotiated transactions or in transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, there was approximately $77.5 million of common shares available for issuance under the ATM Program.

In May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of our common shares. Under the Share Repurchase Program, we have the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased 904,927 common shares at a weighted-average price per share of $7.35 for an aggregate purchase price, including commissions, of approximately $6.6 million. As of March 31, 2026, there was approximately $9.4 million of common shares available for repurchase under the Share Repurchase Program.

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

We had no material off-balance sheet arrangements at March 31, 2026.

Dividend Policy

Our dividend policy for common shares has been to distribute, annually, approximately 100% of our annual taxable income. During the three months ended March 31, 2026, the Company declared total dividends on common shares of $0.10 per share and distributions on LTIP units of $0.10 per unit. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $0.41406 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the three months ended March 31, 2026.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting estimates, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at March 31, 2026 and December 31, 2025 was $149.3 million and $154.0 million, respectively.

At March 31, 2026, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of March 31, 2026 that are sensitive to changes in interest rates (dollars in thousands):

							Total/
							Weighted
	2026	2027	2028	2029	2030	Thereafter	Average	Fair Value
Floating rate:
Debt	—	—	—	$285,000	—	—	$285,000	$285,000
Average interest rate	—	—	—	5.14%	—	—	5.14%
Fixed rate:
Debt	—	—	$24,590	$23,681	$410	$94,544	$143,225	$149,256
Average interest rate	—	—	7.61%	7.29%	7.42%	7.12%	7.23%

As of March 31, 2026, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $2.9 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $285.0 million, the total balance as of March 31, 2026.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Common Shares

The following is a summary of all share repurchases during the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1, 2026 - January 31, 2026	477,254	$6.98	477,254	$—
February 1, 2026 - February 28, 2026	40,000	$7.11	40,000	$—
March 1, 2026 - March 31, 2026	387,673	$7.83	387,673	$—
Total	904,927	$7.35	904,927	$9,385

(1) In May 2025, our Board of Trustees authorized and approved a $25.0 million share repurchase program of our common shares. Under this program, we may repurchase common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The program has no time limit and may be suspended or discontinued at any time. As of  March 31, 2026, $9.4 million of common shares remained available for repurchase under this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of the Company's trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CHATHAM LODGING TRUST

Dated:	May 7, 2026	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)