Form 10-Q
period 2026-09-30
Chatham Lodging Trust
filed 2026-11-05
CIK 1476045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34693

CHATHAM LODGING TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-1200777
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1475 Centrepark Blvd, Suite 300
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2026
Common Shares of Beneficial Interest, $0.01 par value per share	46,571,233

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHATHAM LODGING TRUST

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets:
Investment in hotel properties, net	$1,169,519	$1,106,890
Investment in hotel properties under development	4,540	—
Cash and cash equivalents	14,021	24,435
Restricted cash	8,416	8,203
Right of use asset, net	16,450	16,912
Hotel receivables (net of allowance for doubtful accounts of $304 and $261, respectively)	3,487	2,831
Deferred costs, net	6,375	7,384
Prepaid expenses and other assets	7,120	3,726
Total assets	$1,229,928	$1,170,381
Liabilities and Equity:
Mortgage debt, net	$141,652	$141,475
Revolving credit facility	65,000	—
Unsecured term loan, net	197,877	197,438
Accounts payable and accrued expenses (including $952 and $234 due to related parties, respectively)	34,884	26,648
Lease liability	19,634	20,067
Distributions payable	7,204	6,704
Total liabilities	466,251	392,332
Commitments and contingencies (Note 13)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; 4,800,000 and 4,800,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	48	48
Common shares, $0.01 par value, 500,000,000 shares authorized; 46,570,867 and 47,708,587 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	466	477
Additional paid-in capital	1,030,137	1,039,804
Accumulated deficit	(308,329)	(299,527)
Total shareholders’ equity	722,322	740,802
Noncontrolling Interests:
Noncontrolling interest in Operating Partnership	41,355	37,247
Total equity	763,677	778,049
Total liabilities and equity	$1,229,928	$1,170,381

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Room	$83,339	$71,923	$225,186	$207,737
Food and beverage	1,598	1,561	4,804	5,083
Other	5,686	4,649	15,420	13,715
Reimbursable costs from related parties	298	276	819	802
Total revenue	90,921	78,409	246,229	227,337
Expenses:
Hotel operating expenses:
Room	18,004	15,469	48,635	45,255
Food and beverage	1,350	1,368	4,064	4,192
Telephone	418	292	1,145	884
Other hotel operating	1,527	1,171	3,912	3,353
General and administrative	7,384	6,667	21,675	20,703
Franchise and marketing fees	7,230	6,349	19,456	18,215
Advertising and promotions	1,921	1,923	5,491	5,185
Utilities	4,107	3,597	10,270	9,561
Repairs and maintenance	4,197	3,797	11,727	11,463
Management fees paid to related parties	3,064	2,600	8,284	7,575
Insurance	903	813	2,662	2,459
Total hotel operating expenses	50,105	44,046	137,321	128,845
Depreciation and amortization	16,053	14,707	46,557	45,133
Property taxes, ground rent and insurance	5,486	5,328	15,928	17,205
General and administrative	4,718	4,142	13,957	12,741
Other charges	(122)	16	360	24
Reimbursable costs from related parties	298	276	819	802
Total operating expenses	76,538	68,515	214,942	204,750
Operating income before gain on sale of hotel properties	14,383	9,894	31,287	22,587
(Loss) gain on sale of hotel properties	(82)	39	49	7,507
Operating income	14,301	9,933	31,336	30,094
Interest and other income	28	71	130	192
Interest expense, including amortization of deferred fees	(6,805)	(6,243)	(19,909)	(19,508)
Loss on early extinguishment of debt	—	(174)	—	(174)
Income before income tax expense	7,524	3,587	11,557	10,604
Income tax expense	(62)	—	(187)	—
Net income	7,462	3,587	11,370	10,604
Net income attributable to noncontrolling interests	(207)	(56)	(210)	(163)
Net income attributable to Chatham Lodging Trust	7,255	3,531	11,160	10,441
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income attributable to common shareholders	$5,268	$1,544	$5,198	$4,479

Income per common share - basic:
Net income attributable to common shareholders (Note 10)	$0.11	$0.03	$0.11	$0.09
Income per common share - diluted:
Net income attributable to common shareholders (Note 10)	$0.11	$0.03	$0.11	$0.09
Weighted average number of common shares outstanding:
Basic	46,550,856	48,910,697	46,809,650	48,956,588
Diluted	48,089,260	49,600,250	48,323,356	50,068,092
Distributions declared per common share:	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Equity

(In thousands, except share and per share data)

(unaudited)

Three months ended September 30, 2025 and 2026
								Noncontrolling
					Additional		Total	Interest in
	Preferred Shares		Common Shares		Paid - In	Accumulated	Shareholders’	Operating
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Partnership	Total Equity
Balance, July 1, 2025	4,800,000	$48	48,997,996	$490	$1,048,566	$(295,014)	$754,090	$34,879	$788,969
Issuance of common shares, net of offering costs of $0	—	—	2,118	—	15	—	15	—	15
Repurchase of common shares	—	—	(255,213)	(3)	(1,829)	—	(1,832)	—	(1,832)
Amortization of share-based compensation	—	—	—	—	10	—	10	1,429	1,439
Dividends declared on common shares ($0.09 per share)	—	—	—	—	—	(4,387)	(4,387)	—	(4,387)
Distributions declared on LTIP units ($0.09 per unit)	—	—	—	—	—	—	—	(321)	(321)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	3,531	3,531	56	3,587
Balance, September 30, 2025	4,800,000	$48	48,744,901	$487	$1,046,762	$(297,857)	$749,440	$36,043	$785,483

Balance, July 1, 2026	4,800,000	48	46,565,171	466	1,030,114	(308,939)	721,689	40,164	761,853
Issuance of common shares, net of offering costs of $0	—	—	696	—	9	—	9	—	9
Issuance of restricted time-based shares	—	—	5,000	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	14	—	14	1,382	1,396
Dividends declared on common shares ($0.10 per share)	—	—	—	—	—	(4,658)	(4,658)	—	(4,658)
Distributions declared on LTIP units ($0.10 per unit)	—	—	—	—	—	—	—	(398)	(398)
Dividends accrued on preferred shares	—	—	—	—	—	(1,987)	(1,987)	—	(1,987)
Net income	—	—	—	—	—	7,255	7,255	207	7,462
Balance, September 30, 2026	4,800,000	$48	46,570,867	$466	$1,030,137	$(308,329)	$722,322	$41,355	$763,677

The accompanying notes are an integral part of these consolidated financial statements.

Nine months ended September 30, 2025 and 2026
								Noncontrolling
					Additional		Total	Interest in
	Preferred Shares		Common Shares		Paid - In	Accumulated	Shareholders’	Operating
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Partnership	Total Equity
Balance, January 1, 2025	4,800,000	$48	48,912,293	$489	$1,046,812	$(289,130)	$758,219	$33,778	$791,997
Issuance of common shares pursuant to Equity Incentive Plan	—	—	61,551	1	562	—	563	—	563
Issuance of common shares, net of offering costs of $0	—	—	5,842	—	43	—	43	—	43
Conversion of LTIP units to common shares	—	—	33,396	—	533	—	533	(533)	—
Issuance of restricted time-based shares	—	—	8,044	—	—	—	—	—	—
Repurchases of common shares	—	—	(276,225)	(3)	(1,978)	—	(1,981)	—	(1,981)
Amortization of share-based compensation	—	—	—	—	27	—	27	4,317	4,344
Dividends declared on common shares ($0.27 per share)	—	—	—	—	—	(13,206)	(13,206)	—	(13,206)
Distributions declared on LTIP units ($0.27 per unit)	—	—	—	—	—	—	—	(967)	(967)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	48	48
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	763	—	763	(763)	—
Net income	—	—	—	—	—	10,441	10,441	163	10,604
Balance, September 30, 2025	4,800,000	$48	48,744,901	$487	$1,046,762	$(297,857)	$749,440	$36,043	$785,483

Balance, January 1, 2026	4,800,000	$48	47,708,587	$477	$1,039,804	$(299,527)	$740,802	$37,247	$778,049
Issuance of common shares pursuant to Equity Incentive Plan	—	—	61,699	1	427	—	428	—	428
Issuance of common shares, net of offering costs of $0	—	—	3,820	—	35	—	35	—	35
Issuance of restricted time-based shares	—	—	13,433	—	—	—	—	—	—
Repurchases of common shares	—	—	(1,216,672)	(12)	(9,464)	—	(9,476)	—	(9,476)
Amortization of share-based compensation	—	—	—	—	39	—	39	4,179	4,218
Dividends declared on common shares ($0.30 per share)	—	—	—	—	—	(14,000)	(14,000)	—	(14,000)
Distributions declared on LTIP units ($0.30 per unit)	—	—	—	—	—	—	—	(1,195)	(1,195)
Forfeited distributions declared on LTIP units	—	—	—	—	—	—	—	210	210
Dividends accrued on preferred shares	—	—	—	—	—	(5,962)	(5,962)	—	(5,962)
Reallocation of noncontrolling interest	—	—	—	—	(704)	—	(704)	704	—
Net income	—	—	—	—	—	11,160	11,160	210	11,370
Balance, September 30, 2026	4,800,000	$48	46,570,867	$466	$1,030,137	$(308,329)	$722,322	$41,355	$763,677

The accompanying notes are an integral part of these consolidated financial statements.

CHATHAM LODGING TRUST

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$11,370	$10,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of investment in hotel properties	46,370	44,983
Amortization of deferred franchise fees	188	150
Amortization of deferred financing fees included in interest expense	1,390	1,008
Gain on sale of hotel properties	(49)	(7,507)
Loss on early extinguishment of debt	—	174
Share-based compensation	4,559	4,710
Changes in assets and liabilities:
Right of use asset	462	472
Hotel receivables	(656)	(989)
Deferred costs	100	58
Prepaid expenses and other assets	(3,424)	(4,036)
Accounts payable and accrued expenses	7,895	2,596
Lease liability	(393)	(397)
Net cash provided by operating activities	67,812	51,826
Cash flows from investing activities:
Improvements and additions to hotel properties	(16,797)	(20,427)
Investment in hotel properties under development	(3,762)	—
Acquisition of hotel properties	(92,458)	—
Proceeds from sale of hotel properties, net	—	52,956
Payments of franchise application costs	(68)	(110)
Net cash (used in) provided by investing activities	(113,085)	32,419
Cash flows from financing activities:
Borrowings on revolving credit facility	100,000	15,000
Repayments on revolving credit facility	(35,000)	(125,000)
Borrowings on unsecured term loan	—	200,000
Repayments on unsecured term loan	—	(140,000)
Repayments of mortgage debt	—	(15,957)
Principal payments on finance lease	(41)	(26)
Payment of financing costs	—	(5,854)
Proceeds from issuance of common shares	36	43
In-substance repurchase of vested common shares	—	(5)
Repurchases of common shares	(9,476)	(1,976)
Distributions-common shares/units	(14,485)	(12,982)
Distributions-preferred shares	(5,962)	(5,962)
Net cash provided by (used in) financing activities	35,072	(92,719)
Net change in cash, cash equivalents and restricted cash	(10,201)	(8,474)
Cash, cash equivalents and restricted cash, beginning of period	32,638	29,844
Cash, cash equivalents and restricted cash, end of period	$22,437	$21,370
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,717	$18,619
Capitalized interest	$61	$—
Cash paid for taxes	$737	$955

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

As of September 30, 2026, the Company had accrued distributions payable of $7,204. As of September 30, 2025, the Company had accrued distributions payable of $6,722.

Accrued share-based compensation of $341 and $321 is included in accounts payable and accrued expenses as of September 30, 2026 and 2025, respectively.

Accrued capital improvements of $2,465 and $1,142 are included in accounts payable and accrued expenses as of September 30, 2026 and 2025 respectively.

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

As of September 30, 2026, the Company owned 39 hotels with an aggregate of 5,610 rooms located in 18 states and the District of Columbia.

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

The TRS Lessees have entered into management agreements with a third-party management company that provides day-to-day management for the hotels. As of September 30, 2026, Island Hospitality Management, LLC (“IHM”), which is 100% owned by Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, managed all of the Company’s hotels.

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

5.	Investment in Hotel Properties

Investment in hotel properties, net

Investment in hotel properties, net as of  September 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$277,694	$268,546
Building and improvements	1,257,216	1,174,132
Furniture, fixtures and equipment	105,134	87,528
Finance lease assets	43,906	43,840
Renovations in progress	10,783	11,718
	1,694,733	1,585,764
Less accumulated depreciation and amortization	(525,214)	(478,874)
Investment in hotel properties, net	$1,169,519	$1,106,890

Investment in hotel properties under development

We are developing a Home2 Suites by Hilton hotel in Portland, ME on a parcel of land owned by us. We have incurred $4.5 million of development costs through September 30, 2026.

6.	Debt

The Company’s mortgage loans are collateralized by first-mortgage liens on certain of the Company’s properties. The mortgage loans are non-recourse except for instances of fraud or misapplication of funds. Mortgage, revolving credit facility, and unsecured term loan debt consisted of the following (dollars in thousands):

			September 30, 2026
	Interest	Maturity	Property	Balance Outstanding on Loan as of
Collateral	Rate	Date	Carrying Value	September 30, 2026	December 31, 2025
Revolving Credit Facility (1)	5.13%	September 25, 2029	$—	$65,000	$—
Unsecured Term Loan (2)	5.12%	September 25, 2029	—	200,000	200,000
Courtyard by Marriott Dallas, TX	7.61%	September 11, 2028	37,631	24,500	24,500
Hyatt Place Pittsburgh, PA	7.29%	June 11, 2029	29,642	23,300	23,300
Residence Inn by Marriott Austin, TX	7.42%	September 6, 2033	34,934	20,850	20,850
TownePlace Suites by Marriott Austin, TX	7.42%	September 6, 2033	28,083	19,075	19,075
Courtyard by Marriott Summerville, SC	7.33%	September 11, 2033	17,023	9,000	9,000
Residence Inn by Marriott Summerville, SC	7.33%	September 11, 2033	16,274	9,500	9,500
SpringHill Suites by Marriott Savannah, GA	6.70%	June 6, 2034	30,848	22,000	22,000
Hampton Inn & Suites Exeter, NH	6.70%	June 11, 2034	11,515	15,000	15,000
Total debt before unamortized debt issue costs			$205,950	$408,225	$343,225
Unamortized term loan and mortgage debt issue costs				(3,696)	(4,312)
Total debt outstanding				$404,529	$338,913

1.	The interest rate for the revolving credit facility is variable and based on one-month term secured overnight financing rate ("SOFR") plus a spread of 1.50% to 2.25% based on the Company's leverage.

2.	The interest rate for the unsecured term loan is variable and based on one-month term SOFR plus a spread of 1.45% to 2.20% based on the Company's leverage.

At September 30, 2026 and December 31, 2025, the Company had $265.0 million and $200.0 million, respectively, of outstanding borrowings under its revolving credit facility and unsecured term loan. At September 30, 2026, the aggregate maximum remaining borrowing availability under the revolving credit facility was $235.0 million.

During the nine months ended September 30, 2026, the Company had net borrowings of $65.0 million under its revolving credit facility. During the nine months ended September 30, 2025, the Company made net repayments of $110.0 million under its revolving credit facility, had net borrowings of $60.0 million under its unsecured term loan and repaid the maturing mortgage loan of $16.0 million on the Hampton Inn Houston hotel property.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. All of the Company's mortgage loans are fixed-rate. Rates take into consideration general market conditions, quality and estimated value of collateral and maturity of debt with similar credit terms and are classified within level 3 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of  September 30, 2026 and  December 31, 2025 was $145.6 million and $154.0 million, respectively.

The Company estimates the fair value of its variable rate debt by taking into account general market conditions and the estimated credit terms it could obtain for debt with similar maturity and is classified within level 3 of the fair value hierarchy. As of September 30, 2026, the Company’s variable rate debt consisted of borrowings under its revolving credit facility and its unsecured term loan. The estimated fair value of the Company’s variable rate debt as of  September 30, 2026 and  December 31, 2025 was $265.0 million and $200.0 million, respectively.

The Company's mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel's operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of   September 30, 2026, one of our mortgage debt lenders has enforced cash trap provisions resulting in $0.7 million of restricted cash. The Company does not expect that the cash trap will affect its ability to satisfy its short-term liquidity requirements.

Future scheduled principal payments of debt obligations as of September 30, 2026, for the current year and each of the next five calendar years and thereafter are as follows (in thousands):

Amount
2026 (remaining three months)	$—
2027	—
2028	24,590
2029	288,681
2030	410
Thereafter	94,544
Total debt before unamortized debt issue costs	$408,225
Unamortized term loan and mortgage debt issue costs	(3,696)
Total debt outstanding	$404,529

7.	Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and is generally not subject to federal income taxes on income distributed to shareholders. The Company’s TRS is subject to federal and state income taxes. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized. As of each reporting date, management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of September 30, 2026, the Company's TRS continues to recognize a full valuation allowance against its deferred tax assets. Management will continue to monitor the need for a valuation allowance.

8.	Dividends Declared and Paid

Common Dividends

The Company declared total dividends on common shares of $ 0.30 per share and distributions on LTIP units of $ 0.30 per unit for the nine months ended September 30, 2026. The Company declared total dividends on common shares of $ 0.27 per share and distributions on LTIP units of $ 0.27 per unit for the nine months ended September 30, 2025. The dividends on common shares and distributions on LTIP units were as follows:

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/31/2026	4/15/2026	$0.10	$0.10
June	6/30/2026	7/15/2026	0.10	0.10
September	9/30/2026	10/15/2026	0.10	0.10

Total 2026			$0.30	$0.30

			Common share	LTIP unit
			distribution	distribution
	Record Date	Payment Date	amount	amount
March	3/31/2025	4/15/2025	$0.09	$0.09
June	6/30/2025	7/15/2025	0.09	0.09
September	9/30/2025	10/15/2025	0.09	0.09

Total 2025			$0.27	$0.27

Preferred Dividends

During the nine months ended September 30, 2026 and 2025, the Company declared total dividends of $1.24218 and $1.24218, respectively, per share of 6.625% Series A Cumulative Redeemable Preferred Shares. The preferred share dividends were as follows:

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/31/2026	4/15/2026	$0.41406
June	6/30/2026	7/15/2026	0.41406
September	9/30/2026	10/15/2026	0.41406

Total 2026			$1.24218

			Dividend per
	Record Date	Payment Date	Preferred Share
March	3/31/2025	4/15/2025	$0.41406
June	6/30/2025	7/15/2025	0.41406
September	9/30/2025	10/15/2025	0.41406

Total 2025			$1.24218

9.	Shareholders' Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share ("common shares"). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees. As of September 30, 2026, 46,570,867 common shares were outstanding.

In December 2017, the Company established a $50.0 million dividend reinvestment and share purchase plan (the "DRSPP") which was renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of the Company's common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2026, the Company issued 696 common shares under the DRSPP at a weighted-average price per share of $13.09, which generated $9 thousand of proceeds. During the nine months ended September 30, 2026, the Company issued 3,820 common shares under the DRSPP at a weighted-average price per share of $9.30, which generated $36 thousand of proceeds. As of September 30, 2026, there was approximately $49.9 million of common shares available for issuance under the DRSPP.

In May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of common shares of the Company. Under the Share Repurchase Program, the Company has the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as the Company deems appropriate. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended September 30, 2026, the Company did not repurchase any common shares. During the nine months ended September 30, 2026, the Company repurchased 1,216,672 common shares at a weighted-average price per share of $7.79 for an aggregate purchase price, including commissions, of approximately $9.5 million. As of September 30, 2026, approximately $6.6 million of common shares remained available for repurchase under the Share Repurchase Program.

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share, in one or more series.

On June 30, 2021, the Company issued 4,800,000 6.625% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”), and received net proceeds of approximately $115.9 million. The Series A Preferred Shares rank senior to common shares with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Series A Preferred Shares do not have any maturity date and are not subject to mandatory redemptions or sinking fund requirements. The distribution rate is 6.625% per annum of the $25.00 liquidation preference, which is equivalent to $1.65625 per annum per Series A Preferred Share. Distributions on the Series A Preferred Shares are payable quarterly in arrears. At any time, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Shares upon a change of control, the holders of Series A Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series A Preferred Share is 3.701 common shares. As of September 30, 2026, 4,800,000 Series A Preferred Shares were issued and outstanding. During the three months ended September 30, 2026, the Company paid preferred share dividends of $2.0 million.

Operating Partnership Units

Holders of common units in the Operating Partnership, if and when issued, will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price per common share at the time of redemption or for common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of limited partners or shareholders. As of September 30, 2026, there were 2,399,044 vested LTIP units held by current and former employees.

10.	Earnings Per Share

The two-class method is used to determine earnings per share because unvested restricted shares and unvested LTIP units are considered to be participating shares. The LTIP units held by the non-controlling interest holders, which may be converted to common shares, have been excluded from the denominator of the diluted earnings per common share calculation as there would be no effect on the amounts since limited partners' share of income or loss would also be added back to net income or loss. Unvested restricted shares, unvested long-term incentive plan units and unvested Class A Performance LTIP units that could potentially dilute basic earnings per common share in the future would not be included in the computation of diluted loss per common share, for the periods where a loss has been recorded, because they would have been anti-dilutive for the periods presented. For the three months ended September 30, 2026 and 2025, the Company excluded zero and zero, respectively, of unvested shares and units as their effect would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, the Company excluded zero and zero, respectively, of unvested shares and units as their effect would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders	$5,268	$1,544	$5,198	$4,479
Dividends on unvested shares and units	(63)	(49)	(188)	(148)
Net income attributable to common shareholders excluding amounts attributable to unvested shares and units	$5,205	$1,495	$5,010	$4,331
Denominator:
Weighted average number of common shares - basic	46,550,856	48,910,697	46,809,650	48,956,588
Unvested shares and units	1,538,404	689,553	1,513,706	1,111,504
Weighted average number of common shares - diluted	48,089,260	49,600,250	48,323,356	50,068,092
Basic income per common share:
Net income attributable to common shareholders per weighted average basic common share	$0.11	$0.03	$0.11	$0.09
Diluted income per common share:
Net income attributable to common shareholders per weighted average diluted common share	$0.11	$0.03	$0.11	$0.09

11.	Equity Incentive Plan

The Company maintains its Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. The plan was amended on May 6, 2025 to increase the maximum number of shares available under the plan by 2,150,000 shares and to increase the individual grant limit with respect to performance units. The plan has a 10-year term that expires on March 22, 2032. Share awards under the plan generally vest over three to five years, though compensation for the Company’s independent trustees includes share grants that vest immediately. The Company pays dividends on unvested shares and units, except for performance-based units, for which 10% of dividends on unvested performance-based units are paid and the remaining 90% of dividends are accrued and not paid until those units vest. Certain awards may provide for accelerated vesting if there is a change in control. In January 2026 and 2025, the Company issued 61,699 and 61,551 common shares, respectively, to its independent trustees as compensation for services performed in 2025 and 2024, respectively. As of September 30, 2026, there were 1,783,449 common shares available for issuance under the Equity Incentive Plan.

Restricted Share Awards

From time to time, the Company may award restricted shares under the Equity Incentive Plan as compensation to officers, employees and non-employee trustees. The Company recognizes compensation expense for the restricted shares on a straight-line basis over the vesting period based on the fair market value of the shares on the date of issuance.

A summary of the Company’s restricted share awards for the nine months ended September 30, 2026 and the year ended  December 31, 2025 is as follows:

	For the nine months ended		For the year ended
	September 30, 2026		December 31, 2025
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Shares	Date Fair Value	of Shares	Date Fair Value
Non-vested at beginning of the period	10,825	$8.78	4,581	$10.91
Granted	13,433	9.64	8,044	8.08
Vested	(4,482)	9.30	(1,800)	11.11
Non-vested at end of the period	19,776	$9.25	10,825	$8.78

As of  September 30, 2026 and December 31, 2025, there were $150 thousand and $60 thousand, respectively, of unrecognized compensation costs related to restricted share awards. As of September 30, 2026, these costs were expected to be recognized over a weighted-average period of approximately 2.4 years. For the three months ended September 30, 2026 and 2025, the Company recognized approximately $14 thousand and $10 thousand, respectively, of expense related to the restricted share awards, and for the nine months ended September 30, 2026 and 2025, the Company recognized approximately $39 thousand and $28 thousand, respectively, of expense related to the restricted share awards.

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

A summary of the Company's LTIP unit awards for the nine months ended September 30, 2026 and the year ended  December 31, 2025 is as follows:

	For the nine months ended		For the year ended
	September 30, 2026		December 31, 2025
		Weighted-		Weighted-
	Number	Average Grant	Number	Average Grant
	of Units	Date Fair Value	of Units	Date Fair Value
Non-vested at beginning of the period	1,377,563	$11.08	1,139,564	$13.88
Granted	664,724	8.30	634,293	8.60
Vested	(207,534)	9.04	(315,563)	14.31
Forfeited	(251,843)	16.64	(80,731)	18.58
Non-vested at end of the period	1,582,910	$9.30	1,377,563	$11.08

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

The Company recorded $1.4 million and $1.4 million in compensation expense related to the LTIP units for the three months ended September 30, 2026 and 2025, respectively, and $4.2 million and $4.3 million in compensation expense related to the LTIP units for the nine months ended September 30, 2026 and 2025, respectively. As of  September 30, 2026 and December 31, 2025, there was $7.8 million and $6.5 million, respectively, of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over approximately 1.9 years, which represents the weighted-average remaining vesting period of the LTIP units.

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

The Company's existing corporate office lease terminated on September 30, 2026. In May 2024, the Company entered into a new 10-year corporate office lease that commenced when the Company took possession of the space on October 1, 2026. The Company has a renewal option of up to two successive terms of five years each. Annual base rent will range from $0.6 million to $0.7 million over the term of the lease. The new office lease will be shared with a related party and the Company will be reimbursed for the pro-rata share of rentable space that will be occupied by the related party.

For the nine months ended September 30, 2026, the Company made $1.0 million of fixed lease payments and $0.5 million of variable lease payments, which are included in property taxes, ground rent and insurance in our consolidated statement of operations. For the nine months ended September 30, 2026, the Company made $0.5 million of fixed lease payments related to its corporate office lease, which is included in general and administrative expense in our consolidated statement of operations.

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

The following table includes information regarding the ROU assets and lease liabilities of the Company as of  September 30, 2026 and  December 31, 2025 (in thousands):

		ROU Asset	ROU Asset
	Balance Sheet Classification	as of September 30, 2026	as of December 31, 2025
Finance lease assets, net	Investment in hotel properties, net	$39,649	$40,943
Operating lease assets, net	Right of use asset, net	16,450	16,912
Total ROU asset, net		$56,099	$57,855

		Lease Liability	Lease Liability
	Balance Sheet Classification	as of September 30, 2026	as of December 31, 2025
Finance lease liability	Lease liability	$260	$283
Operating lease liability	Lease liability	19,374	19,784
Total lease liability		$19,634	$20,067

Lease Term and Discount Rate	September 30, 2026
Weighted-average remaining lease term (years)	42.05
Weighted-average discount rate	6.81%

The following table includes information regarding the Company's total minimum lease payments for which it is the lessee, as of September 30, 2026, for each of the next five calendar years and thereafter (in thousands):

Total Future Lease Payments	Amount
2026 (remaining three months)	$318
2027	1,313
2028	1,338
2029	1,338
2030	1,407
Thereafter	59,765
Total lease payments	$65,479
Less: Imputed interest	(45,845)
Present value of lease liabilities	$19,634

13.	Commitments and Contingencies

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

Management fees totaled approximately $3.1 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $8.3 million and $7.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Franchise Agreements

The fees associated with the franchise agreements are calculated as a specified percentage of the hotel's gross room revenue. Franchise and marketing fees totaled approximately $7.2 million and $6.3 million for the three months ended September 30, 2026 and 2025, respectively, and $19.5 million and $18.2 million for the nine months ended September 30, 2026 and 2025, respectively. The initial term of the agreements range from 10 to 30 years with the weighted-average expiration being February 2039.

14.	Related Party Transactions

As of September 30, 2026, Jeffrey H. Fisher, the Company's Chairman, President and Chief Executive Officer, owns 100% of IHM. As of September 30, 2026, the Company had hotel management agreements with IHM to manage all 39 of its hotels. Hotel management, revenue management and accounting fees accrued or paid to IHM for the hotels owned by the Company for the three months ended  September 30, 2026 and 2025 were $3.1 million and $2.6 million, respectively, and for the nine months ended  September 30, 2026 and 2025 were $8.3 million and $7.6 million, respectively. At  September 30, 2026 and December 31, 2025, the amounts due to IHM were $1.0 million and $0.2 million, respectively.

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

The following table includes revenue, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to Net income (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Room	$83,339	$71,923	$225,186	$207,737
Food and beverage	1,598	1,561	4,804	5,083
Other	5,686	4,649	15,420	13,715
Total hotel property level revenue (1)	90,623	78,133	245,410	226,535
Expenses:
Room	18,004	15,469	48,635	45,255
Food and beverage	1,350	1,368	4,064	4,192
Telephone	418	292	1,145	884
Other hotel operating	1,527	1,171	3,912	3,353
General and administrative	7,384	6,667	21,675	20,703
Franchise and marketing fees	7,230	6,349	19,456	18,215
Advertising and promotions	1,921	1,923	5,491	5,185
Utilities	4,107	3,597	10,270	9,561
Repairs and maintenance	4,197	3,797	11,727	11,463
Management fees paid to related parties	3,064	2,600	8,284	7,575
Insurance	903	813	2,662	2,459
Property taxes, ground rent and insurance	5,486	5,328	15,928	17,205
Total hotel property level expenses	55,591	49,374	153,249	146,050

Adjusted Hotel EBITDA	$35,032	$28,759	$92,161	$80,485

Reconciliation of Adjusted Hotel EBITDA to Net income
Interest expense, including amortization of deferred fees	(6,805)	(6,243)	(19,909)	(19,508)
Depreciation and amortization	(16,053)	(14,707)	(46,557)	(45,133)
Corporate general and administrative	(4,718)	(4,142)	(13,957)	(12,741)
Other charges	122	(16)	(360)	(24)
Income tax expense	(62)	—	(187)	—
Loss on early extinguishment of debt	—	(174)	—	(174)
Interest and other income	28	71	130	192
(Loss) gain on sale of hotel properties	(82)	39	49	7,507

Net income	$7,462	$3,587	$11,370	$10,604

(1) The difference between total hotel property level revenue and total revenue on the consolidated statements of operations is due to reimbursable costs from related parties of $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information about possible or assumed future results of the lodging industry and our business, financial condition, liquidity, results of operations, cash flow and plans and objectives. These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “will,” “could” or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could differ materially from those set forth in the forward-looking statements. Important factors that we think could cause our actual results to differ materially from expected results are summarized below. Some factors that might cause such a difference include the following: local, national and global economic conditions, uncertainty surrounding the financial stability of the United States, Europe and China, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in lodging industry fundamentals, increased operating costs, a potential recessionary environment, seasonality of the lodging industry, our ability to obtain debt and equity financing on satisfactory terms, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, the uncertainty and economic impact of pandemics like COVID-19, epidemics or other public health emergencies or fear of such events, the impact of and changes to various government programs and our ability to dispose of selected hotel properties on the terms and timing we expect, if at all. Given these uncertainties, undue reliance should not be placed on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should also be read in light of the risk factors identified in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as updated by the Company's subsequent filings with the SEC under the Exchange Act.

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

At September 30, 2026, our leverage ratio was 23.2% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. As of September 30, 2026, we have total debt of $408.2 million at a weighted-average interest rate of approximately 5.87%.

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

See “Non-GAAP Financial Measures” for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA and Adjusted Hotel EBITDA.

Results of Operations

Industry Outlook

Smith Travel Research reported that U.S. lodging industry RevPAR increased 7.1% for the three months ended September 30, 2026, with RevPAR up 8.2% in July 2026, up 2.0% in August 2026 and up 11.0% in September 2026. We expect that during the remainder of 2026, lodging industry RevPAR will continue to increase.

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

Results of operations for the three months ended September 30, 2026 include the operating activities of the hotels we owned during the period. We sold one hotel located in Billerica, MA on December 23, 2025. We acquired a portfolio of six hotels on March 3, 2026, which were located in Paducah, KY, Joplin, MO, and Effingham, IL. The changes in results described below were driven primarily by an increase in RevPAR, the sale of one hotel, the acquisition of six hotels and inflationary cost increases.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2026	September 30, 2025	% Change
Room	$83,339	$71,923	15.9%
Food and beverage	1,598	1,561	2.4%
Other	5,686	4,649	22.3%
Reimbursable costs from related parties	298	276	8.0%
Total revenue	$90,921	$78,409	16.0%

Total revenue was $90.9 million for the three months ended September 30, 2026, up $12.5 million compared to total revenue of $78.4 million for the corresponding 2025 period. The increase in total revenue primarily was related to the 8.3% increase in same property RevPAR and the acquisition of six hotels in 2026, which contributed $7.2 million of revenue during the three months ended September 30, 2026. The increase was partially offset by the one hotel sold in 2025, which contributed zero revenue during the three months ended September 30, 2026, down from the $1.5 million that the sold hotel contributed for the corresponding 2025 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.7% and 91.7% of total revenue for the three months ended September 30, 2026 and 2025, respectively.

Food and beverage revenue was $1.6 million for the three months ended September 30, 2026, flat compared to $1.6 million for the corresponding 2025 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $5.7 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively.

Reimbursable costs from related parties were $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR and RevPAR reflect results for the hotels owned by us as of September 30, 2026 that have been in operation for a full year regardless of our ownership during the period presented. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the three months ended September 30,
	2026		2025		% Change
	Same Property	Actual	Same Property	Actual	Same Property	Actual
	(39 hotels)	(39 hotels)	(39 hotels)	(34 hotels)	(39 hotels)	(39 / 34 hotels)
Occupancy	83.0%	83.0%	79.1%	79.0%	4.9%	5.1%
ADR	$194.45	$194.45	$188.58	$191.59	3.1%	1.5%
RevPAR	$161.47	$161.47	$149.14	$151.33	8.3%	6.7%

For the three months ended September 30, 2026 same property RevPAR increased 8.3% due to a decrease in occupancy of 4.9% and an increase in ADR of 3.1%. Same property RevPAR increased 9.7% in July 2026, increased 7.7% in August 2026 and increased 7.4% in September 2026. Same property RevPAR was $169.09 in July 2026, $153.07 in August 2026 and $162.28 in September 2026.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the three months ended
	September 30, 2026	September 30, 2025	% Change
Hotel operating expenses:
Room	$18,004	$15,469	16.4%
Food and beverage	1,350	1,368	(1.3)%
Telephone	418	292	43.2%
Other hotel operating	1,527	1,171	30.4%
General and administrative	7,384	6,667	10.8%
Franchise and marketing fees	7,230	6,349	13.9%
Advertising and promotions	1,921	1,923	(0.1)%
Utilities	4,107	3,597	14.2%
Repairs and maintenance	4,197	3,797	10.5%
Management fees	3,064	2,600	17.8%
Insurance	903	813	11.1%
Total hotel operating expenses	$50,105	$44,046	13.8%

Hotel operating expenses increased $6.1 million, or 13.8%, to $50.1 million for the three months ended September 30, 2026 from $44.0 million for the three months ended September 30, 2025. The increase in hotel operating expenses was related primarily to the acquisition of six hotels in 2026, which contributed $4.0 million in operating expenses during the three months ended September 30, 2026, and the impact of inflation. This was partially offset by the one sold hotel which contributed zero in operating expenses for the three months ended September 30, 2026, down from the $1.0 million that the sold hotel contributed for the corresponding 2025 period.

Room expenses, which are the most significant component of hotel operating expenses, increased $2.5 million from $15.5 million for the three months ended September 30, 2025 to $18.0 million for the three months ended September 30, 2026. The increase in room expenses was related primarily to the increase in costs from the acquisition of six hotels and the impact of inflation, partially offset by the sale of one hotel.

The remaining hotel operating expenses increased $3.5 million, from $28.6 million for the three months ended September 30, 2025 to $32.1 million for the three months ended September 30, 2026.

Depreciation and Amortization

Depreciation and amortization expense was $16.1 million and $14.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily related to the acquisition of six hotels in 2026 partially offset by the sale of one hotel in 2025.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses increased $0.2 million from $5.3 million for the three months ended September 30, 2025 to $5.5 million for the three months ended September 30, 2026. The increase was primarily related to the acquisition of six hotels in 2026 partially offset by the sale of one hotel in 2025.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of share-based compensation expense. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of share-based compensation of $1.5 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively) was $3.2 million for the three months ended September 30, 2026 versus $2.6 million for the three months ended September 30, 2025.

Other Charges

Other charges decreased from $16 thousand for the three months ended September 30, 2025 to $(122) thousand for the three months ended September 30, 2026.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Loss on Sale of Hotel Properties

Loss (gain) on sale of hotel properties was $82 thousand and $(39) thousand for the three months ended September 30, 2026 and 2025, respectively.

Interest and Other Income

Interest on cash and cash equivalents and other income was $28 thousand and $71 thousand for the three months ended September 30, 2026 and 2025, respectively.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.6 million from $6.2 million for the three months ended September 30, 2025 to $6.8 million for the three months ended September 30, 2026 and is comprised of the following (dollars in thousands):

	For the three months ended
	September 30, 2026	September 30, 2025	% Change
Mortgage debt interest	$2,648	$2,648	0.0%
Revolving credit facility and term loan interest and unused fees	3,734	3,244	15.1%
Interest on finance lease liability	6	6	0.0%
Capitalized interest	(54)	—	100.0%
Amortization of deferred financing costs	471	345	36.5%
Total	$6,805	$6,243	9.0%

The increase in interest expense was due to higher debt balances during the three months ended September 30, 2026 than during the three months ended September 30, 2025.

Income Tax Expense

Income tax expense was $0.1 million and zero for the three months ended September 30, 2026 and 2025, respectively.

Net Income

Net income was $7.5 million for the three months ended September 30, 2026, compared to net income of $3.6 million for the three months ended September 30, 2025. The change in net income was primarily due to the factors discussed above.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

Results of operations for the nine months ended September 30, 2026 include the operating activities of the hotels we owned during the period. We sold one hotel located in Brentwood, TN on January 30, 2025, sold one hotel located in Houston, TX on March 17, 2025, sold one hotel located in Houston, TX on April 22, 2025, and sold one hotel located in Billerica, MA on December 23, 2025. We acquired a portfolio of six hotels on March 3, 2026, which were located in Paducah, KY, Joplin, MO, and Effingham, IL. The changes in results described below were driven primarily by an increase in RevPAR, the sales of four hotels, the acquisition of six hotels and inflationary cost increases.

Revenues

Revenue, which consists primarily of room, food and beverage and other operating revenues from our hotels, was as follows for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2026	September 30, 2025	% Change
Room	$225,186	$207,737	8.4%
Food and beverage	4,804	5,083	(5.5)%
Other	15,420	13,715	12.4%
Reimbursable costs from related parties	819	802	2.1%
Total revenue	$246,229	$227,337	8.3%

Total revenue was $246.2 million for the nine months ended September 30, 2026, up $18.9 million compared to total revenue of $227.3 million for the corresponding 2025 period. The increase in total revenue primarily was related to the 4.4% increase in same property RevPAR and the acquisition of six hotels in 2026, which contributed $16.8 million of revenue during the nine months ended September 30, 2026. The increase was partially offset by the sale of four hotels in 2025, which contributed zero revenue during the nine months ended September 30, 2026, down from the $7.8 million that the sold hotels contributed for the corresponding 2025 period. Since all of our hotels are select-service or limited-service hotels, room revenue is the primary revenue source as these hotels do not have significant food and beverage revenue or large group conference facilities. Room revenue comprised 91.5% and 91.4% of total revenue for the nine months ended September 30, 2026 and 2025, respectively.

Food and beverage revenue was $4.8 million for the nine months ended September 30, 2026, down $0.3 million compared to $5.1 million for the corresponding 2025 period.

Other operating revenue is comprised of parking, meeting room, gift shop, in-room movie and other ancillary amenities revenue. Other operating revenue was $15.4 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Reimbursable costs from related parties were $0.8 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. The cost reimbursements were offset by the reimbursed costs from related parties included in operating expenses.

In the table below, we present both actual and same property room revenue metrics. Actual Occupancy, ADR and RevPAR metrics reflect the performance of the hotels for the actual days such hotels were owned by the Company during the periods presented. Same property Occupancy, ADR and RevPAR reflect results for the hotels owned by us as of September 30, 2026 that have been in operation for a full year regardless of our ownership during the period presented. Results for the hotels for periods prior to our ownership were provided to us by prior owners and have not been adjusted by us.

	For the nine months ended September 30,
	2026		2025		% Change
	Same Property	Actual	Same Property	Actual	Same Property	Actual
	(39 hotels)	(39 hotels)	(39 hotels)	(37 hotels)	(39 hotels)	(39 / 37 hotels)
Occupancy	78.8%	79.1%	77.6%	77.4%	1.5%	2.2%
ADR	$189.42	$190.37	$184.37	$185.82	2.7%	2.4%
RevPAR	$149.35	$150.57	$143.08	$143.90	4.4%	4.6%

For the nine months ended September 30, 2026 same property RevPAR increased 4.4% due to an increase in occupancy of 1.5% and an increase in ADR of 2.7%.

Hotel Operating Expenses

Hotel operating expenses consist of the following for the periods indicated (dollars in thousands):

	For the nine months ended
	September 30, 2026	September 30, 2025	% Change
Hotel operating expenses:
Room	$48,635	$45,255	7.5%
Food and beverage	4,064	4,192	(3.1)%
Telephone	1,145	884	29.5%
Other hotel operating	3,912	3,353	16.7%
General and administrative	21,675	20,703	4.7%
Franchise and marketing fees	19,456	18,215	6.8%
Advertising and promotions	5,491	5,185	5.9%
Utilities	10,270	9,561	7.4%
Repairs and maintenance	11,727	11,463	2.3%
Management fees	8,284	7,575	9.4%
Insurance	2,662	2,459	8.3%
Total hotel operating expenses	$137,321	$128,845	6.6%

Hotel operating expenses increased $8.5 million, or 6.6%, to $137.3 million for the nine months ended September 30, 2026 from $128.8 million for the nine months ended September 30, 2025. The increase in hotel operating expenses was primarily related to the acquisition of six hotels in 2026, which contributed $8.8 million in operating expenses during the nine months ended September 30, 2026, and the impact of inflation. This was partially offset by the four hotels sold which contributed zero in operating expenses for the nine months ended September 30, 2026, down from the $5.2 million that the sold hotels contributed for the corresponding 2025 period.

Room expenses, which are the most significant component of hotel operating expenses, increased $3.3 million from $45.3 million for the nine months ended September 30, 2025 to $48.6 million for the nine months ended September 30, 2026. The increase in room expenses was related primarily to the acquisition of six hotels and the impact of inflation, partially offset by the decrease in costs from the sales of four hotels.

The remaining hotel operating expenses increased $5.1 million, from $83.6 million for the nine months ended September 30, 2025 to $88.7 million for the nine months ended September 30, 2026.

Depreciation and Amortization

Depreciation and amortization expense was $46.6 million and $45.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily related to the acquisition of six hotels in 2026 partially offset by the sales of four hotels in 2025.

Property Taxes, Ground Rent and Insurance

Total property taxes, ground rent and insurance expenses decreased $1.3 million from $17.2 million for the nine months ended September 30, 2025 to $15.9 million for the nine months ended September 30, 2026. The decrease was primarily related to the sales of four hotels in 2025 and successful property tax appeals at multiple hotel properties, partially offset by the acquisition of six hotels in 2026.

General and Administrative

General and administrative expenses principally consist of employee-related costs, including base payroll, bonuses and amortization of share-based compensation expense. These expenses also include corporate operating costs, professional fees and trustees’ fees. Total general and administrative expenses (excluding amortization of share-based compensation of $4.6 million and $4.7 million for the nine months ended September 30, 2026 and 2025, respectively) was $9.4 million for the nine months ended September 30, 2026 versus $8.0 million for the nine months ended September 30, 2025.

Other Charges

Other charges increased from $24 thousand for the nine months ended September 30, 2025 to $0.4 million for the nine months ended September 30, 2026 primarily due to additional audit fees related to the acquisition of six hotels in 2026.

Reimbursable Costs from Related Parties

Reimbursable costs from related parties, comprised of shared office expenses and rent, were $0.8 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. The cost reimbursements were offset by the cost reimbursements from related parties included in revenues.

Gain on Sale of Hotel Properties

Gain on sale of hotel properties decreased $7.5 million to $49 thousand for the nine months ended September 30, 2026 compared to $7.5 million for the nine months ended September 30, 2025. The HWS Brentwood hotel property was sold on January 30, 2025, the HI Houston hotel property was sold on March 17, 2025, and the CY Houston hotel property was sold on April 22, 2025 which resulted in a total gain of $7.5 million in the prior period.

Interest and Other Income

Interest on cash and cash equivalents and other income was $0.1 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Expense, Including Amortization of Deferred Fees

Interest expense increased $0.4 million from $19.5 million for the nine months ended September 30, 2025 to $19.9 million for the nine months ended September 30, 2026 and is comprised of the following (dollars in thousands):

	For the nine months ended
	September 30, 2026	September 30, 2025	% Change
Mortgage debt interest	$7,856	$7,867	(0.1)%
Revolving credit facility and term loan interest and unused fees	10,701	10,605	0.9%
Interest on finance lease liability	18	19	(5.3)%
Capitalized interest	(61)	—	100.0%
Amortization of deferred financing costs	1,395	1,017	37.2%
Total	$19,909	$19,508	2.1%

The increase in interest expense was due to higher debt balances during the nine months ended September 30, 2026 than during the nine months ended September 30, 2025 combined with increased amortization of deferred financing costs from the new revolving credit facility and term loan.

Income Tax Expense

Income tax expense was $0.2 million and zero for the nine months ended September 30, 2026 and 2025, respectively.

Net Income

Net income was $11.4 million for the nine months ended September 30, 2026, compared to net income of $10.6 million for the nine months ended September 30, 2025. The change in net income was primarily due to the factors discussed above.

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

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Funds From Operations (“FFO”):
Net income	$7,462	$3,587	$11,370	$10,604
Preferred dividends	(1,987)	(1,987)	(5,962)	(5,962)
Net income attributable to common shares and common units	5,475	1,600	5,408	4,642
Loss (gain) on sale of hotel properties	82	(39)	(49)	(7,507)
Depreciation of hotel properties owned	15,531	14,201	45,010	43,556
FFO attributable to common share and unit holders	21,088	15,762	50,369	40,691
Share-based compensation	1,524	1,546	4,559	4,710
Amortization of finance lease assets	454	457	1,360	1,428
Other charges	(122)	16	360	24
Loss on early extinguishment of debt	—	174	—	174
Adjusted FFO attributable to common share and unit holders	$22,944	$17,955	$56,648	$47,027
Weighted average number of common shares and units
Basic	48,356,016	50,631,283	48,569,270	50,688,964
Diluted	49,894,420	51,320,836	50,082,976	51,800,467

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income	$7,462	$3,587	$11,370	$10,604
Interest expense, including amortization of deferred fees	6,805	6,243	19,909	19,508
Income tax expense	62	—	187	—
Depreciation and amortization	16,053	14,707	46,557	45,133
EBITDA	30,382	24,537	78,023	75,245
Loss (gain) on sale of hotel properties	82	(39)	(49)	(7,507)
EBITDAre	30,464	24,498	77,974	67,738
Other charges	(122)	16	360	24
Loss on early extinguishment of debt	—	174	—	174
Share-based compensation	1,524	1,546	4,559	4,710
Adjusted EBITDA	$31,866	$26,234	$82,893	$72,646

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

The following is a presentation of, and a reconciliation of net income (loss) to, Adjusted Hotel EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2026	2025	2026	2025

Net income		$7,462	$3,587	$11,370	$10,604
Add:	Interest expense, including amortization of deferred fees	6,805	6,243	19,909	19,508
	Depreciation and amortization	16,053	14,707	46,557	45,133
	Corporate general and administrative	4,718	4,142	13,957	12,741
	Other charges	—	16	360	24
	Income tax expense	62	—	187	—
	Loss on early extinguishment of debt	—	174	—	174
	Loss on sale of hotel properties	82	—	—	—
Less:	Interest and other income	(28)	(71)	(130)	(192)
	Other charges	(122)	—	—	—
	Gain on sale of hotel properties	—	(39)	(49)	(7,507)
	Adjusted Hotel EBITDA	$35,032	$28,759	$92,161	$80,485

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

Cash, cash equivalents, and restricted cash totaled $22.4 million as of September 30, 2026, a decrease of $10.2 million from December 31, 2025, primarily due to net cash provided by operating activities of $67.8 million, net cash used in investing activities of $(113.1) million, and net cash provided by financing activities of $35.1 million.

Cash from Operations

Net cash flows provided by operating activities increased $16.0 million to $67.8 million during the nine months ended September 30, 2026 compared to $51.8 million during the nine months ended September 30, 2025. The increase in cash from operating activities was primarily due to improving revenue from our hotels which generated same property RevPAR growth of 4.4% during the nine months ended September 30, 2026, the acquisition of six hotels in 2026 and an increase in accounts payable and accrued expenses, partially offset by the sale of four hotels in 2025.

Investing Activities Cash Flows

Net cash flows used in investing activities increased $145.5 million to $113.1 million during the nine months ended September 30, 2026 compared to net cash flows provided by investing activities of $32.4 million during the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net cash flows used in investing activities of $113.1 million consisted of $16.8 million related to capital improvements on our hotels, $3.8 million related to the development of a new hotel and $92.5 million related to the acquisition of six hotels. For the nine months ended September 30, 2025, net cash flows provided by investing activities of $32.4 million consisted of $53.0 million in net proceeds related to the sales of three hotels, partially offset by $20.4 million related to capital improvements on our hotels and $0.1 million of payments of franchise application costs.

We expect to invest approximately $9.7 million on renovations, discretionary and emergency expenditures on our existing hotels during the remainder of 2026, including improvements required under any brand PIP.

Financing Activities Cash Flows

Net cash flows provided by financing activities increased $127.8 million to $35.1 million during the nine months ended September 30, 2026 compared to net cash flows used in financing activities of $92.7 million during the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net cash flows provided by financing activities of $35.1 million were comprised of net borrowings on our revolving credit facility of $65.0 million, repurchases of common shares of $9.5 million, distributions to common share and LTIP unit holders of $14.5 million and distributions on preferred shares of $6.0 million. For the nine months ended September 30, 2025, net cash flows used in financing activities of $92.7 million were comprised of net repayments on our revolving credit facility of $110.0 million, the repayment of mortgage debt of $16.0 million, payments of financing costs of $5.9 million, repurchases of common shares of $2.0 million, distributions to common share and LTIP unit holders of $13.0 million, and distributions on preferred shares of $6.0 million, partially offset by net borrowings on our unsecured term loan of $60.0 million.

We declared total dividends of $0.30 and $0.27 per common share and LTIP unit for the nine months ended September 30, 2026 and 2025, respectively. We declared total dividends of $1.24218 and $1.24218 per Series A preferred share for the nine months ended September 30, 2026 and 2025, respectively.

Material Cash Requirements

Our material cash requirements include the following contractual obligations:

•

At September 30, 2026, we had total debt principal and interest obligations of $506.4 million with $23.9 million of principal and interest payable within the next 12 months from September 30, 2026. The Company has no debt principal obligations payable during the next 12 months. See Note 6, “Debt” to our consolidated financial statements for additional information relating to our property loans, revolving credit facility and unsecured term loan.

•

Lease payments due within the next 12 months from September 30, 2026 total $1.9 million. See Note 12, “Leases” to our consolidated financial statements for additional information relating to our corporate office and ground leases.

Liquidity and Capital Resources

At September 30, 2026, our leverage ratio was approximately 23.2% measured as the ratio of our net debt (total debt outstanding before deferred financing costs less unrestricted cash and cash equivalents) to hotel investments at cost. Over the past several years, we have maintained a leverage ratio between the low 20s and the low 50s. At September 30, 2026, we had total debt of $408.2 million at an average interest rate of approximately 5.87%.

At September 30, 2026 and December 31, 2025, we had $65.0 million and zero, respectively, in outstanding borrowings under our $300.0 million revolving credit facility. We had $200.0 million and $200.0 million in outstanding borrowings under our unsecured term loan at September 30, 2026 and December 31, 2025, respectively.

Our revolving credit facility and term loan contain representations, warranties, covenants, terms and conditions customary for credit facilities of this type, including a maximum leverage ratio, a maximum secured leverage ratio, a maximum unsecured leverage ratio, a minimum fixed charge coverage ratio, a minimum unsecured interest coverage ratio, and minimum net worth financial covenants, limitations on (i) liens, (ii) incurrence of debt, (iii) investments, (iv) distributions and (v) mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. We were in compliance with all financial covenants at September 30, 2026.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel's operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lenders until a specified debt service coverage ratio or debt yield is reached. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of  September 30, 2026, one of our mortgage debt lenders has enforced cash trap provisions resulting in $0.7 million of restricted cash. We do not expect that the cash trap will affect our ability to satisfy our short-term liquidity requirements.

In December 2017, we established a $50.0 million dividend reinvestment and share purchase plan (the "DRSPP") which renewed in December 2020 and renewed again in January 2024. Under the DRSPP, shareholders may purchase additional common shares by reinvesting some or all of the cash dividends received on common shares. Shareholders may also make optional cash purchases of common shares subject to certain limitations detailed in the prospectuses for the DRSPP. During the three months ended September 30, 2026, the Company issued 696 common shares under the DRSPP at a weighted-average price per share of $13.09, which generated $9 thousand of proceeds. During the nine months ended September 30, 2026, the Company issued 3,820 common shares under the DRSPP at a weighted-average price per share of $9.30, which generated $36 thousand of proceeds. As of September 30, 2026, there was approximately $49.9 million of common shares available for issuance under the DRSPP.

In May 2025, the Board of Trustees authorized and approved a $25.0 million share repurchase program (the "Share Repurchase Program") of our common shares. Under the Share Repurchase Program, we have the ability to repurchase up to $25.0 million of common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended September 30, 2026, the Company did not repurchase any common shares. During the nine months ended September 30, 2026, the Company repurchased 1,216,672 common shares at a weighted-average price per share of $7.79 for an aggregate purchase price, including commissions, of approximately $9.5 million. As of September 30, 2026, approximately $6.6 million of common shares remained available for repurchase under the Share Repurchase Program.

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

We had no material off-balance sheet arrangements at September 30, 2026.

Dividend Policy

Our dividend policy for common shares has been to distribute, annually, approximately 100% of our annual taxable income. During the nine months ended September 30, 2026, the Company declared total dividends on common shares of $0.30 per share and distributions on LTIP units of $0.30 per unit. We plan to pay dividends required to maintain REIT status. The amount of any dividend is determined by our Board of Trustees.

Chatham declared dividends of $1.24218 per share of 6.625% Series A Cumulative Redeemable Preferred Shares during the nine months ended September 30, 2026.

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

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions, maturity and fair value of the underlying collateral. The estimated fair value of the Company’s fixed rate debt at September 30, 2026 and December 31, 2025 was $145.6 million and $154.0 million, respectively.

At September 30, 2026, our consolidated debt was comprised of floating and fixed interest rate debt. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The following table provides information about the maturities of our financial instruments as of September 30, 2026 that are sensitive to changes in interest rates (dollars in thousands):

							Total/
							Weighted
	2026	2027	2028	2029	2030	Thereafter	Average	Fair Value
Floating rate:
Debt	—	—	—	$265,000	—	—	$265,000	$265,000
Average interest rate	—	—	—	5.13%	—	—	5.13%
Fixed rate:
Debt	—	—	$24,590	$23,681	$410	$94,544	$143,225	$145,629
Average interest rate	—	—	7.61%	7.29%	7.42%	7.12%	7.23%

As of September 30, 2026, we estimate that a hypothetical 100 basis points increase in SOFR would result in additional interest of approximately $2.7 million annually. This assumes that the amount of floating rate debt outstanding on our revolving credit facility and unsecured term loan remains $265.0 million, the total balance as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Common Shares

The following is a summary of all share repurchases during the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	—	$—	—	$—
September 1, 2026 - September 30, 2026	—	$—	—	$—
Total	—	$—	—	$6,557

(1) In May 2025, our Board of Trustees authorized and approved a $25.0 million share repurchase program of our common shares. Under this program, we may repurchase common shares through open market purchases or other privately negotiated transactions at times and in amounts as we deem appropriate. The program has no time limit and may be suspended or discontinued at any time. As of  September 30, 2026, $6.6 million of common shares remained available for repurchase under this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of the Company's trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CHATHAM LODGING TRUST

Dated:	November 5, 2026	By: /s/ JEREMY B. WEGNER
Jeremy B. Wegner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)